Form 10-K
period 2012-12-31
REYNOLDS AMERICAN INC
filed 2013-02-12
CIK 1275283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of common stock held by non-affiliates of Reynolds American Inc. on June 29, 2012, was approximately $15 billion, based on the closing price of $44.87. Directors, executive officers and a significant shareholder of Reynolds American Inc. are considered affiliates for purposes of this calculation, but should not necessarily be deemed affiliates for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: January 28, 2013: 552,948,192 shares of common stock, par value $.0001 per share.

Documents Incorporated by Reference:

Portions of the Definitive Proxy Statement of Reynolds American Inc. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or about March 22, 2013, are incorporated by reference into Part III of this report.

PART I

Item 1. Business

Reynolds American Inc., referred to as RAI, is a holding company whose operating subsidiaries include the second largest cigarette manufacturer in the United States, R. J. Reynolds Tobacco Company; the second largest smokeless tobacco products manufacturer in the United States, American Snuff Company, LLC, referred to as American Snuff Co.; the manufacturer of the fastest growing super-premium cigarette brand, Santa Fe Natural Tobacco Company, Inc., referred to as SFNTC; and Niconovum AB, a marketer of nicotine replacement therapy products in Sweden under the ZONNIC brand name. RAI was incorporated in the state of North Carolina on January 2, 2004, and its common stock is listed on the NYSE under the symbol “RAI.” RAI’s headquarters are located in Winston-Salem, North Carolina. On July 30, 2004, the U.S. assets, liabilities and operations of Brown & Williamson Tobacco Corporation, now known as Brown & Williamson Holdings, Inc., referred to as B&W, an indirect, wholly owned subsidiary of British American Tobacco p.l.c., referred to as BAT, were combined with R. J. Reynolds Tobacco Company, a wholly owned operating subsidiary of R.J. Reynolds Tobacco Holdings, Inc., a wholly owned subsidiary of RAI, referred to as RJR. These July 30, 2004, transactions generally are referred to as the B&W business combination. As a result of the B&W business combination, B&W owns approximately 42% of RAI’s outstanding common stock.

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

As a result of the B&W business combination, Lane became a wholly owned subsidiary of RAI. On February 28, 2011, RAI completed the sale of all of the capital stock of Lane and certain other assets related to the Lane operations, to an affiliate of Scandinavian Tobacco Group A/S, referred to as STG, for net proceeds of $202 million in cash. The results of operations of the disposal group were included through February 28, 2011, in income from continuing operations in the American Snuff segment.

RAI Strategy

RAI’s strategy is focused on transforming tobacco in anticipation of shifts in consumer preferences to deliver sustainable earnings growth, strong cash flow and enhanced long-term shareholder value. This transformation strategy includes growing the core cigarette and moist-snuff businesses, focusing on innovation, including modern smoke-free tobacco, and exploring nicotine replacement treatments and other opportunities for adult tobacco consumers while maintaining efficient and effective operations.

RAI’s strategy encourages the migration of adult smokers to smoke-free tobacco products, which we believe aligns consumer preferences for new alternatives to traditional tobacco products in view of societal pressure to reduce public smoking. RAI’s operating companies facilitate this migration through innovation, including the development of CAMEL Snus, tobacco extract products, heat-not-burn cigarettes, tobacco vapor products and nicotine replacement therapy technologies. RAI remains committed to maintaining high standards of corporate governance and business conduct in a high performing culture.

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

RJR Tobacco primarily conducts business in the highly competitive U.S. cigarette market. The international rights to substantially all of RJR Tobacco’s brands were sold in 1999 to Japan Tobacco Inc., referred to as JTI, and no international rights were acquired in connection with the B&W business combination. The U.S. cigarette market, which has a few large manufacturers and many smaller participants, is a mature market in which overall consumer demand has declined since 1981, and is expected to continue to decline. Management Science Associates, Inc., referred to as MSAi, reported that U.S. cigarette shipments declined 2.3% in 2012, to 286.5 billion cigarettes, 3.5% in 2011 and 3.8% in 2010. From year to year, shipments are impacted by various factors including price increases, excise tax increases and wholesale inventory adjustments.

Profitability of the U.S. cigarette industry and RJR Tobacco continues to be adversely impacted by decreases in consumption, increases in state excise taxes and governmental regulations and restrictions, such as marketing limitations, product standards, smoking bans and ingredients legislation.

RJR Tobacco’s portfolio also includes CAMEL Snus, a modern smoke-free tobacco product. CAMEL Snus is heat-treated tobacco in individual pouches that provides convenient tobacco consumption.

Competition

RJR Tobacco’s primary competitors include Philip Morris USA Inc., Lorillard Tobacco Company, Liggett Group and Commonwealth Brands, Inc., as well as manufacturers of deep-discount brands. Deep-discount brands are brands manufactured by companies that are not original participants in the Master Settlement Agreement, referred to as the MSA, and other state settlement agreements with the states of Mississippi, Florida, Texas and Minnesota, together with the MSA collectively referred to as the State Settlement Agreements, and accordingly, do not have cost structures burdened with payments related to State Settlement Agreements to the same extent as the original participating manufacturers referred to as PMs. For further discussion of the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” in Item 8, note 13 to consolidated financial statements.

Based on data collected by SymphonyIRI Group and Capstone Research, Inc., collectively referred to as IRI/Capstone, during 2012 and 2011, RJR Tobacco had an overall retail share of the U.S. cigarette market of 26.5% and 27.6%, respectively. During these same years, Philip Morris USA Inc. had an overall retail share of the U.S. cigarette market of 49.3% and 48.1%, respectively.

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

RJR Tobacco’s cigarette brand portfolio strategy is based upon three brand categories: growth, support and non-support. The growth brands consist of a premium brand, CAMEL, and a value brand, PALL MALL. Although both of these brands are managed for long-term market share and profit growth, CAMEL will continue to receive the most significant support. The support brands include four premium brands, WINSTON, KOOL, SALEM and CAPRI, and two value brands, DORAL and MISTY, all of which receive limited marketing support. The non-support brands, consisting of all other brands, are managed to maximize near-term profitability. The key objectives of the portfolio strategy are to ensure the long-term market share growth of the growth brands while managing the support brands for long-term sustainability and profitability. Consistent with that strategy, RJR Tobacco has discontinued many of its non-core cigarette styles as well as private-label cigarette brands. CAMEL Snus is also focused on long-term growth.

Anti-tobacco groups have attempted to restrict cigarette sales, cigarette advertising, and the testing and introduction of new tobacco products as well as encourage smoking bans. The MSA and federal, state and local laws and regulations, including the Family Smoking Prevention and Tobacco Control Act, referred to as the FDA Tobacco Act, discussed below, and related regulations, restrict or prohibit utilization of television, radio or billboard advertising or certain other marketing and promotional tools for cigarettes and smoke-free tobacco products. RJR Tobacco continues to use direct mailings and other means to market its brands and enhance their appeal among age-verified adults who use tobacco products. RJR Tobacco continues to advertise and promote at retail locations and in adult venues where permitted and also uses print advertising in newspapers and consumer magazines in the United States.

Manufacturing and Distribution

RJR Tobacco owns its manufacturing facilities, located in the Winston-Salem, North Carolina area, known as the Tobaccoville manufacturing facility and the Whitaker Park complex, which includes a cigarette manufacturing facility. During 2010, RJR Tobacco announced plans to close the Whitaker Park cigarette manufacturing facility and transfer production to the Tobaccoville facility, which was completed in early 2012. RJR Tobacco has a total production capacity of approximately 110 billion cigarettes per year.

RJR Tobacco distributes its cigarettes primarily through a combination of direct wholesale deliveries from a local distribution center and public warehouses located throughout the United States.

RJR Tobacco has entered into various transactions with affiliates of BAT. RJR Tobacco sells contract-manufactured cigarettes, tobacco leaf and processed tobacco to BAT affiliates. Net sales, primarily of cigarettes, to BAT affiliates represented approximately 4%, 6% and 4% of RAI’s total net sales in 2012, 2011 and 2010, respectively.

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

Under the modified terms of settlement agreements with flue-cured and burley tobacco growers, and quota holders, RJR Tobacco is required, among other things, to purchase annually a minimum amount, in pounds and subject to adjustment based on its annual total requirements, of U.S. green leaf flue-cured and burley tobacco combined, through the 2015 crop year.

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

In contrast to the declining U.S. cigarette market, U.S. moist snuff volumes grew approximately 5% in 2012, 5% in 2011 and 8% in 2010. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both.

Moist snuff has been the key driver to American Snuff’s overall growth and profitability within the U.S. smokeless tobacco market. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff accounted for approximately 86%, 83% and 74% of American Snuff’s revenue in 2012, 2011 and 2010, respectively. The increase in 2012 and 2011 was impacted by the sale of Lane during 2011.

Competition

American Snuff is dependent on the U.S. smokeless tobacco market, where competition is significant. Similar to the cigarette market, competition is based primarily on brand positioning and price, as well as product attributes and packaging, consumer loyalty, promotions, advertising and retail presence. Moist snuff has developed many of the characteristics of the larger cigarette market, including multiple pricing tiers with intense competition, focused marketing programs and product innovation.

American Snuff’s largest competitor is U.S. Smokeless Tobacco Company LLC, referred to as USSTC, which had approximately 55.8% and 55.9% of the U.S. moist snuff market share in 2012 and 2011, respectively. American Snuff’s retail share of market of U.S. moist snuff, according to data processed by IRI/Capstone, was 32.4% and 31.0% in 2012 and 2011, respectively. GRIZZLY moist snuff had a market share of 29.0% and 27.3% in 2012 and 2011, respectively. American Snuff also competes in the U.S. smokeless tobacco market with other domestic and international companies.

Marketing

American Snuff is committed to building and maintaining a portfolio of profitable brands. American Snuff’s marketing programs are designed to strengthen brand image, build brand awareness and loyalty, and switch adult smokeless consumers of competing brands to American Snuff brands.

American Snuff’s brand portfolio strategy consists of the investment brand, GRIZZLY, and selective and non-support brands that include all other brands. American Snuff is focusing on growing market share and profits on its GRIZZLY branded products through equity-building initiatives and promotions. American Snuff also offers GRIZZLY pouches, which provide pre-measured portions that are more convenient than traditional, loose moist snuff. Pouches represented approximately 10% of the total U.S. moist snuff market as of December 31, 2012, and during the fourth quarter of 2012, demand continued to grow at more than double the overall category rate. In 2012, American Snuff’s performance continued to benefit from new retail contracts introduced in the first quarter of 2011, and support from RJR Tobacco’s larger field trade-marketing organization, through a services agreement, strengthening product distribution and retail presence.

Manufacturing and Distribution

American Snuff owns its manufacturing facilities located in Memphis, Tennessee; Clarksville, Tennessee; Winston-Salem, North Carolina; and Bowling Green, Kentucky. American Snuff began capacity upgrade and expansion projects during 2009 at newly acquired sites in Memphis, Tennessee and Clarksville, Tennessee, that are both now in production. American Snuff distributes its products primarily through a combination of direct wholesale deliveries from a distribution center in North Carolina and public warehouses located throughout the United States.

Raw Materials

In its production of moist snuff, American Snuff uses U.S. fire-cured and air-cured tobaccos as well as foreign, primarily Brazilian, burley and air-cured leaf tobaccos. American Snuff purchases the majority of its U.S. fire-cured and air-cured leaf directly through contracts with tobacco growers. These short-term contracts are frequently renegotiated. American Snuff believes the relationship with its leaf suppliers is good and there is a sufficient supply of leaf in the worldwide tobacco market to satisfy its current and anticipated production requirements.

Santa Fe

Overview

RAI’s reportable operating segment, Santa Fe, manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand. Santa Fe managed RJR Tobacco’s super-premium cigarette brands, DUNHILL and STATE EXPRESS 555, which are licensed from BAT, until January 1, 2012, at which time such management was transferred to RJR Tobacco.

Competition

Santa Fe competes in the U.S. cigarette market. Santa Fe’s cigarette brand, NATURAL AMERICAN SPIRIT, is a super-premium brand priced at a higher premium compared with most other competitive brands, and is differentiated from key competitors through its use of all natural, additive-free tobacco. Competition in the cigarette category is based primarily on brand positioning, including price, product attributes and packaging, consumer loyalty, promotions, advertising and retail presence.

Based upon data collected by IRI/Capstone, during 2012 and 2011, Santa Fe had an overall retail share of the U.S. cigarette market of 1.2% and 1.0%, respectively.

Marketing

Santa Fe has a commitment to its natural tobacco products, the environment and its consumers and uses its marketing programs to promote this commitment. Santa Fe is a subsequent participating manufacturer to the MSA. The MSA and federal, state and local laws and regulations, including the FDA Tobacco Act and related regulations, restrict or prohibit utilization of television, radio or billboard advertising or certain other marketing and promotional tools for cigarettes and smoke-free tobacco products. Santa Fe uses direct mailings and other means to market its brands and enhance their appeal among age-verified adults who use tobacco products. Santa Fe advertises and promotes at retail locations and in adult venues where permitted and also uses print advertising in newspapers and consumer magazines in the United States.

Manufacturing and Distribution

Santa Fe owns its manufacturing facility, which is located in Oxford, North Carolina.

Raw Materials

Santa Fe’s support for sustainable agriculture is part of its commitment to the environment and natural resources. Santa Fe contracts directly with independent farmers and advocates earth-friendly practices through its Purity Residue Clean, referred to as PRC, tobacco program, which utilizes environmentally friendly cultivation practices. PRC tobacco is grown using only certain fertilizers and pesticides that break down quickly. After the tobacco cures, sample testing is done to ensure that there are no detectable residues of the fertilizers or pesticides.

In its production of tobacco products, Santa Fe relies on sustainable resources, such as purchasing electricity generated from renewable sources, including wind power.

Other

RAI’s subsidiary, Niconovum USA, Inc. has entered its first lead market in the United States with ZONNIC, a nicotine replacement therapy gum, while another subsidiary, R.J. Reynolds Vapor Company, has introduced an electronic cigarette, VUSE, in limited distribution. RAI’s subsdiairy, Niconovum AB, is a marketer of nicotine replacement therapy products in Sweden under the ZONNIC brand name.

Consolidated RAI

Customers

The largest customer of RJR Tobacco, American Snuff and Santa Fe is McLane Company, Inc. Sales to McLane Company, Inc., a distributor, comprised approximately 31% of RAI’s consolidated revenue in 2012, and 27% in each of 2011 and 2010. During 2012, RJR Tobacco, American Snuff and Santa Fe sales to Core-Mark International, Inc., a distributor, represented approximately 10% of RAI’s consolidated revenue. No other customer accounted for 10% or more of RAI’s consolidated revenue during those periods. Sales of RJR Tobacco, American Snuff and Santa Fe to McLane Company, Inc. and Core-Mark International, Inc. are not governed by any written supply contract. RJR Tobacco, American Snuff and Santa Fe believe that their relationship with McLane Company, Inc. and Core-Mark International, Inc. is good. No significant backlog of orders existed at RJR Tobacco, American Snuff or Santa Fe as of December 31, 2012 or 2011.

Sales to Foreign Countries

RAI’s operating subsidiaries’ sales to foreign countries, primarily to BAT affiliates, for the years ended December 31, 2012, 2011 and 2010 were $494 million, $613 million and $525 million, respectively. The increase during 2011 was attributable to higher sales to BAT.

Raw Materials

In 2004, legislation was passed eliminating the U.S. government’s tobacco production controls and price support program. The buyout is funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout to the tobacco industry is approximately $9.9 billion, including approximately $9.6 billion payable to quota tobacco holders and growers through industry assessments over ten years and approximately $290 million for the liquidation of quota tobacco stock. RAI’s operating subsidiaries estimate that their overall share will approximate $2.5 billion prior to the deduction of permitted offsets under the MSA.

Research and Development

The research and development activities of RAI’s operating subsidiaries are primarily conducted at RJR Tobacco’s facility in Winston-Salem. Scientists and engineers continue to explore and develop innovative products, packaging and processes, as well as harm reduction technologies, modified risk tobacco products and analytical methodologies. Another key activity for research and development is to ensure RAI’s operating companies remain compliant with regulations of the U.S. Food and Drug Administration, referred to as the FDA, and to adhere to future FDA guidelines and approval processes.

RAI’s operating subsidiaries’ research and development expense for the years ended December 31, 2012, 2011 and 2010, was $62 million, $69 million and $71 million, respectively.

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

In 1999, RJR Tobacco sold most of its trademarks and patents outside the United States in connection with the sale of the international tobacco business to JTI. The sale agreement granted JTI the right to use certain of RJR Tobacco’s trade secrets outside the United States, but details of the ingredients or formulas for flavors and the blends of tobacco may not be provided to any sub-licensees or sub-contractors. The agreement also generally prohibits JTI and its licensees and sub-licensees from the sale or distribution of tobacco products of any description employing the purchased trademarks and other intellectual property rights in the United States. In 2005, the U.S. duty-free and U.S. overseas military businesses relating to certain brands were re-acquired from JTI.

In addition to intellectual property rights it directly owns, RJR Tobacco has certain rights with respect to BAT intellectual property that were available for use by B&W prior to the completion of the B&W business combination.

Legislation and Other Matters Affecting the Tobacco Industry

The marketing, sale, taxation and use of tobacco products have been subject to substantial regulation by government and health officials for many years. In 2012, President Obama signed into law a provision requiring retailers selling loose tobacco and operating roll-your-own, referred to as RYO, machines to pay the same tax rate as other cigarette manufacturers. In addition, various state governments have adopted or are considering, among other things, legislation and regulations that would:

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

Together with manufacturers’ price increases in recent years and substantial increases in state and federal taxes on tobacco products, and the granting to the FDA of broad authority over the manufacture, sale, marketing and packaging of tobacco products, these developments have had and will likely continue to have an adverse effect on the sale of tobacco products, primarily cigarettes. For further discussion of the regulatory and legislative environment applicable to the tobacco industry and FDA-related matters, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Governmental Activity.”

Litigation and Settlements

Various legal proceedings or claims, including litigation claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, and seeking damages in amounts ranging into the hundreds of millions or even billions of dollars, are pending or may be instituted against RJR Tobacco, American Snuff Co. or their affiliates, including RAI or RJR, or indemnitees, including B&W. Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of December 31, 2012, RJR Tobacco had paid approximately $118 million since January 1, 2010, related to unfavorable smoking and health litigation judgments and $139 million related to an unfavorable medical monitoring and smoking cessation case.

In particular, in Engle v. R. J. Reynolds Tobacco Co., the Florida Supreme Court issued a ruling in 2006 that, while determining that the case could not proceed further as a class action, permitted members of the Engle class to file individual claims, including claims for punitive damages, through January 11, 2008. RJR Tobacco refers to these cases as the Engle Progeny cases. RJR Tobacco had been served as of December 31, 2012 in 5,756 of these cases on behalf of approximately 6,937 plaintiffs. The Engle Progeny cases have resulted and will continue to result in increased litigation and trial activity and increased product liability defense costs. As of December 31, 2012, outstanding jury verdicts in favor of the Engle Progeny plaintiffs had been entered against RJR Tobacco in the amount of $59,784,000 in compensatory damages (as adjusted) and in the amount of $125,820,000 in punitive damages, for a total of $185,604,000. All of these verdicts are in various stages in the appellate process. No liability for pending smoking and health litigation related to Engle Progeny cases was recorded in RAI’s consolidated balance sheet as of December 31, 2012. For a more complete description of the Engle Progeny cases, see “— Litigation Affecting the Cigarette Industry — Overview” and “— Engle and Engle Progeny Cases” in Item 8, note 13 to consolidated financial statements.

Also, the consolidated action, In re: Tobacco Litigation Individual Personal Injury Cases, is pending in West Virginia, against both RJR Tobacco and B&W. This case consists of 564 plaintiffs and will be tried in a single proceeding. The court declared a mistrial in November 2011 and has scheduled a new trial for April 15, 2013. For a more complete description of this case, see “— Litigation Affecting the Cigarette Industry — West Virginia IPIC” in Item 8, note 13 to consolidated financial statements.

RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular claim concerning the use of smokeless tobacco against American Snuff Co., when viewed on an individual basis, is not probable or estimable, as described in “— Litigation Affecting the Cigarette Industry — Overview” in Item 8, note 13 to consolidated financial statements. RAI and its subsidiaries believe that they have valid bases for appeal of adverse verdicts against them and have valid defenses to all actions and intend to defend all actions vigorously. Nonetheless, the possibility of material losses related to tobacco litigation is more than remote. Litigation is subject to many uncertainties, and generally it is not possible to predict the outcome of the litigation pending against RJR Tobacco, American Snuff Co. or their affiliates or indemnitees, or to reasonably estimate the amount or range of any possible loss. Moreover, notwithstanding the quality of defenses available to it and its affiliates in tobacco-related litigation matters, it is possible that RAI’s consolidated results of operations, cash flows or financial position could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters or difficulties in obtaining the bonds required to stay execution of judgments on appeal. For further discussion of the litigation and legal proceedings pending against RAI or its affiliates or indemnitees, see Item 8, note 13 to consolidated financial statements.

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

RJR Tobacco and certain of the other PMs under the MSA are currently involved in litigation with the settling states with respect to the availability for certain market years of a downward adjustment to the annual MSA settlement payment obligation, known as the NPM Adjustment. RJR Tobacco has disputed a total of $4.3 billion for the years 2003 through 2011.

On November 14, 2012, RJR Tobacco, certain other PMs and certain settling states entered into a Term Sheet that set forth terms on which accrued and potential NPM Adjustment claims for 2003 through 2014 could be resolved. The Term Sheet also set forth a restructured NPM Adjustment process to be applied on a going-forward basis, starting with the 2013 volume year. The Term Sheet was provided to all of the settling states for their review and consideration. For more information related to this litigation and its potential resolution, see “—Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements — Enforcement and Validity” in Item 8, note 13 to consolidated financial statements.

Employees

At December 31, 2012, RAI and its subsidiaries had approximately 5,000 full-time employees and approximately 50 part-time employees. The 5,000 full-time employees include approximately 3,600 RJR Tobacco employees, 500 American Snuff employees and 400 Santa Fe employees. No employees of RAI or its subsidiaries are unionized.

Executive Officers and Certain Significant Employees of the Registrant

The executive officers of RAI are set forth below:

Daniel (Daan) M. Delen. Mr. Delen, 47, has been President and Chief Executive Officer of RAI since March 1, 2011. He served as the President and Chief Executive Officer-Elect of RAI from January 1, 2011 to February 28, 2011. Mr. Delen also has served as the President of RAI Services Company, a wholly owned subsidiary of RAI and referred to as RAISC, since January 2011. Mr. Delen served as Chairman of the Board of RJR Tobacco, from May 2008 to December 2010. From January 2007 to December 2010, he also served as the President and Chief Executive Officer of RJR Tobacco. Prior to joining RJR Tobacco, Mr. Delen was President of BAT Ltd. — Japan from August 2004 to December 2006, and prior to that time, held various other positions with BAT after joining BAT in 1989. Mr. Delen commenced serving on the Board of RAI as of January 1, 2011. He also is a member of the board of trustees of Wake Forest University.

Thomas R. Adams. Mr. Adams, 62, has been Executive Vice President and Chief Financial Officer of RAI since January 2008 and Executive Vice President, Chief Financial Officer and Chief Information Officer of RAISC since January 2011. He served as Executive Vice President and Chief Financial Officer of RAISC from January 2010 to December 2010. In addition, he has served on the board of directors for RAISC since January 2010. Mr. Adams previously served as Senior Vice President and Chief Accounting Officer of RAI from March 2007 to December 2007. He served as Senior Vice President-Business Processes of RAI from September 2006 to March 2007 and of RJR Tobacco from May 2005 to November 2006. Mr. Adams also served as Senior Vice President and Chief Accounting Officer of both RAI and RJR Tobacco from July 2004 to April 2005. From

June 1999 to July 2004, he served as Senior Vice President and Controller of both RJR Tobacco and RJR. Mr. Adams is a member of the boards of directors of Allegacy Federal Credit Union, the Old Hickory Council of the Boy Scouts of America and ABC of NC Child Development Center and the board of commissioners of the Housing Authority of Winston-Salem.

Lisa J. Caldwell. Ms. Caldwell, 52, has been Executive Vice President and Chief Human Resources Officer of RAI since May 2009 and RAISC since January 2010. Ms. Caldwell has served on the board of directors of RAISC since January 2010. She was previously Executive Vice President and Chief Human Resources Officer for RJR Tobacco from May 2009 to January 2010. Ms. Caldwell served as Executive Vice President — Human Resources of RAI and RJR Tobacco from June 2008 to May 2009. She served as Senior Vice President — Human Resources of RAI from November 2006 to June 2008, after having served as Vice President — Human Resources of RAI from September 2004 to November 2006. She also served as Senior Vice President — Human Resources of RJR Tobacco from July 2007 to June 2008, after having served as Vice President — Human Resources of RJR Tobacco from January 2002 to November 2006. Prior to 2002, Ms. Caldwell held numerous human resources positions with RJR Tobacco since joining RJR Tobacco in 1991. Ms. Caldwell serves on the Wake Forest University School of Business board of visitors and the board of directors for the Winston-Salem Industries for the Blind.

Walton T. Carpenter. Mr. Carpenter, 60, has been Senior Vice President — Strategy and Planning of RJR Tobacco since November 2006. Mr. Carpenter has served on the board of directors for RJR Tobacco since January 2011. Mr. Carpenter previously served as Senior Vice President — Strategy and Planning for RAI from January 2006 to November 2006, after having served as Vice President — Strategy and Planning for RAI from July 2004 to January 2006. Prior to joining RAI in 2004, Mr. Carpenter held various positions with B&W and its parent company, BAT. Mr. Carpenter serves on the board of directors of the Arts Council of Winston-Salem and Forsyth County and also serves on the Forsyth Technical Community College Foundation Board.

Robert H. Dunham. Mr. Dunham, 46, has been Executive Vice President — Public Affairs for RAI, RJR Tobacco and RAISC since August 2011. Mr. Dunham served as Senior Vice President — Public Affairs for RAI, RAISC and RJR Tobacco from January 2010 to July 2011, after having served as Senior Vice President of Marketing of RJR Tobacco from October 2008 to December 2009. Mr. Dunham served as Vice President of Marketing of RJR Tobacco from July 2004 to October 2008. Prior to joining RJR Tobacco in 2004, Mr. Dunham held various positions with B&W and its parent company, BAT. Mr. Dunham is a member of the boards of directors of the Reynolds American Foundation and the Forsyth Medical Center Foundation.

Daniel A. Fawley. Mr. Fawley, 55, has served as Senior Vice President and Treasurer of RAI, RJR Tobacco and RJR since September 2004 and Senior Vice President and Treasurer of RAISC since January 2010. Since joining RJR in 1999, he was Vice President and Assistant Treasurer of RJR until July 2004. Mr. Fawley is a member of the boards of directors of the Reynolds American Foundation and Santa Fe Natural Tobacco Company Foundation, the board of trustees of the Arts Council Endowment Fund, Inc. and the Finance Advisory Board for the Finance Academy.

McDara P. Folan, III. Mr. Folan, 54, has been Senior Vice President, Deputy General Counsel and Secretary of RAI since July 2004 and Senior Vice President, Deputy General Counsel and Secretary of RAISC since January 2010. He also serves as Assistant Secretary of RJR Tobacco. Prior to 2004, Mr. Folan served in various positions with RJR and RJR Tobacco since joining RJR in 1999. Mr. Folan serves on the boards of trustees for Salem College and Academy and Reynolda House Museum of American Art and the board of directors of Downtown Winston-Salem Partnership Inc. He also is chairman of the board of trustees of the Arts Council Endowment Fund, Inc.

Jeffery S. Gentry, PhD. Dr. Gentry, 55, became Executive Vice President of RAISC on January 1, 2013, and has been Executive Vice President — Operations and Chief Scientific Officer of RJR Tobacco since January 2010, after having served as RAI Group Executive Vice President since April 1, 2008. Dr. Gentry has served on the board of directors of RJR Tobacco since January 2010. He was previously Executive

Vice President — Research and Development of RJR Tobacco from December 2004. Dr. Gentry has served in various other positions with RJR Tobacco since joining RJR Tobacco in 1986 as a research and development chemist. He is the co-founder of No Limits II, a non-profit organization providing social opportunities for disabled adults in the Winston-Salem area.

Andrew D. Gilchrist. Mr. Gilchrist, 40, has served as President and Chief Commercial Officer of RJR Tobacco since January 1, 2011, after having served as Executive Vice President and Chief Financial Officer of RJR Tobacco and Executive Vice President and Chief Information Officer of RAISC from January 2010 to December 2010. He previously served as Executive Vice President, Chief Financial Officer and Chief Information Officer of RJR Tobacco from July 2008 until January 2010. Mr. Gilchrist has served on the board of directors of RJR Tobacco since May 2008. He also served as Senior Vice President and Chief Financial Officer of RJR Tobacco from November 2006 to July 2008, after having served as Vice President — Integrated Business Management of RJR Tobacco from January 2006 to November 2006. Prior to 2006, Mr. Gilchrist served as Senior Director — Business Development since joining RAI in 2004. Prior to July 2004, Mr. Gilchrist held various positions with B&W and its parent company, BAT. Mr. Gilchrist is a member of the board of trustees of the Arts Council of Winston-Salem and Forsyth County and a member of the board for the Piedmont Triad Partnership.

Martin L. Holton III. Mr. Holton, 55, has been Executive Vice President, General Counsel and Assistant Secretary of RAI and RAISC and Executive Vice President and General Counsel of RJR Tobacco since January 2011. Mr. Holton previously served as Senior Vice President and Deputy General Counsel of RAISC since January 2010 and Senior Vice President, General Counsel and Secretary of RJR Tobacco from November 2006 through December 2010. In addition, Mr. Holton has served on the board of directors of RAISC since January 2011. Previously, Mr. Holton served as Senior Vice President, Deputy General Counsel and Secretary of RJR Tobacco from February 2005 to November 2006 and Vice President and Assistant General Counsel — Litigation from July 2004 to February 2005. Mr. Holton serves on the board of managers for YMCA Camp Hanes and the boards of directors for the Winston-Salem Symphony and the Carolina Business Coalition.

J. Brice O’Brien. Mr. O’Brien, 44, has served as Executive Vice President — Consumer Marketing of RJR Tobacco since January 2010, after having served as President of Reynolds Innovations Inc. since January 2009. He served as Senior Vice President — Consumer Marketing of RJR Tobacco from January 2006 until January 2009, after serving as Vice President — Marketing since October 2004. Prior to 2004, he held various positions with RJR Tobacco after joining RJR Tobacco in 1995. Mr. O’Brien serves on the board of directors for the Juvenile Diabetes Research Foundation.

Frederick W. Smothers. Mr. Smothers, 49, has served as Senior Vice President and Chief Accounting Officer of RAI since January 2008 and RAISC since January 2010. Mr. Smothers served as Vice President and Corporate Controller of RAI from October 2007 to December 2007. Prior to joining RAI, Mr. Smothers was an independent management consultant from 2002 until 2007, serving as Chief Executive Officer of ATRS Consulting from 2005 until October 2007, providing general management consulting to consumer products and manufacturing clients, including RAI. Prior to 2002, Mr. Smothers was employed by the accounting firm of Deloitte & Touche LLP, including four years as partner.

Robert D. Stowe. Mr. Stowe, 55, has been Executive Vice President — Trade Marketing of RJR Tobacco since January 2010, after having served as Senior Vice President — Trade Marketing of RJR Tobacco from January 2006 to January 2010. He also served as an Area Vice President of RJR Tobacco from July 2004 to January 2006. Prior to July 2004, Mr. Stowe held various positions with B&W. Mr. Stowe serves as the Vice Chairman of the board of directors of the Second Harvest Food Bank of Northwest North Carolina.

The chief executive officers of RAI’s other principal operating subsidiaries are set forth below:

Mike Little. Mr. Little, 53, has served as President of SFNTC since December 2011. Previously he served as Senior Vice President, Manufacturing from January 2002 until November 2011. Prior to 2002, Mr. Little held various positions with SFNTC after joining SFNTC in 1995.

Tommy J. Payne. Mr. Payne, 55, has served as President of Niconovum USA, Inc. since January 2010, after having served as Executive Vice President — Public Affairs of RAI from November 2006 to January 2010 and RJR Tobacco from May 2008 to January 2010. Mr. Payne previously served as Executive Vice President — External Relations of RAI from July 2004 to November 2006, and RJR Tobacco from September 1999 to November 2006. Prior to that time, he held various positions after joining RJR Nabisco in 1988. Mr. Payne serves on the boards of directors of the North Carolina Community Colleges Foundation, Inc. and Senior Services, Inc. of Winston-Salem.

Randall M. (Mick) Spach. Mr. Spach, 54, has been President of American Snuff Co. since January 2011. Previously he served as Vice President — Operations of American Snuff Co. from February 2009 until December 2010. Mr. Spach served as Vice President — Manufacturing/R&D of American Snuff Co. from August 2007 to February 2009. He served as Assistant Vice President — Manufacturing at American Snuff Co. from 2001 to August 2007. Between 1977 and 2001, Mr. Spach held various positions with American Snuff Co.

Item 1A. Risk Factors

RAI and its subsidiaries operate with certain known risks and uncertainties that could have a material adverse effect on their results of operations, cash flows and financial position. The risks below are not the only ones that could impact RAI and its subsidiaries. Additional risks not currently known or currently considered immaterial also could affect RAI’s business. You should carefully consider the following risk factors in connection with other information included in this Annual Report on Form 10-K.

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

In Engle v. R. J. Reynolds Tobacco Co., the Florida Supreme Court issued a ruling that, while determining that the case could not proceed further as a class action, permitted members of the Engle class to file individual claims, including claims for punitive damages, through January 11, 2008. RJR Tobacco had been served, as of December 31, 2012, in 5,756 Engle Progeny cases on behalf of approximately 6,937 plaintiffs. The Engle Progeny cases have resulted in increased litigation and trial activity, including an increased number of adverse verdicts, and increased expenses. As of December 31, 2012, RJR Tobacco has paid $18,453,000 in compensatory damages and $60,680,000 in punitive damages, for a total of $79,133,000, in these cases. In addition, as of

December 31, 2012, outstanding jury verdicts in favor of the Engle Progeny plaintiffs had been entered against RJR Tobacco in the amount of $59,784,000 in compensatory damages (as adjusted) and in the amount of $125,820,000 in punitive damages, for a total of $185,604,000. All of these verdicts are in various stages in the appellate process. RJR Tobacco may be required to pay additional judgments as the litigation proceeds. For a more complete description of this litigation, see “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in Item 8, note 13 to consolidated financial statements.

Also, the consolidated action, In re: Tobacco Litigation Individual Personal Injury Cases, is pending in West Virginia, against both RJR Tobacco and B&W. The case consists of 564 plaintiffs and will be tried in a single proceeding. The court declared a mistrial on November 8, 2011, and scheduled a new trial for April 15, 2013.

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

The verdict and order in the case brought by the U.S. Department of Justice, while not final, could subject RJR Tobacco to significant compliance costs, which could negatively impact the results of operations, cash flows and the financial position of RJR Tobacco and, consequently, of RAI.

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

Both sides appealed. In 2009, the Court of Appeals affirmed in part the trial court’s order and remanded for further proceedings. Both sides’ petitions for writ of certiorari from the U.S. Supreme Court were denied in June 2010, including the DOJ’s request for review of the district court’s denial of the government’s request for disgorgement of profits and certain other remedies. In November 2012, the trial court specified the text of the “corrective statements” that it has ordered the defendants to disseminate. The court ordered the parties to enter mediation on a number of issues related to the implementation of the “corrective-statements” remedy. That mediation is scheduled to conclude by March 1, 2013. Further proceedings are pending before the trial court to determine whether those “corrective statements” will have to be displayed at retail points-of-sale. If the “corrective-statements” remedy is implemented, RJR Tobacco would incur significant compliance costs and there could be an adverse effect on the sales of operating company products. Additionally, in connection with the document-disclosure remedy ordered by the trial court, RJR Tobacco has agreed to deposit $3.125 million in the district court’s account across three years.

For a more complete description of this case, see “— Health-Care Cost Recovery Cases — Department of Justice Case” in Item 8, note 13 to consolidated financial statements.

RJR Tobacco’s overall retail market share of cigarettes has declined in recent years and is expected to continue to decline. If RJR Tobacco is not able to continue to grow market share of its growth brands, or if RJR Tobacco and RAI’s other operating companies are not able to develop, produce or market new alternative tobacco products profitably, the results of operations, cash flows and financial position of such companies and, consequently, of RAI could be adversely impacted.

RJR Tobacco’s U.S. retail market share of cigarettes has been declining for a number of years, and is expected to continue to decline. According to data from IRI/Capstone, RJR Tobacco’s share of the U.S. cigarette retail market declined to 26.5% in 2012 from 27.6% in 2011, continuing a trend in effect for several years. If RJR Tobacco’s growth brands do not continue to grow combined market share, results of operations, cash flows and financial position could be adversely affected. In addition, consumer health concerns, changes in adult consumer preferences and changes in regulations have prompted RJR Tobacco and other RAI operating companies to introduce new alternative tobacco products. Consumer acceptance of these new products, such as CAMEL Snus and electronic cigarettes, may fall below expectations. Furthermore, RAI’s operating companies may not find vendors willing to produce alternative tobacco products, or components or raw materials used in such products, resulting in additional capital expenditures for RAI’s operating companies.

RJR Tobacco is dependent on the U.S. cigarette market, which it expects to continue to decline, negatively impacting revenue.

The international rights to substantially all of RJR Tobacco’s brands were sold in 1999 to JTI, and no international rights were acquired in connection with the B&W business combination. Therefore, RJR Tobacco is dependent on the U.S. cigarette market. Price increases, restrictions on advertising and promotions, funding of smoking prevention campaigns, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors have reduced U.S. cigarette consumption. U.S. cigarette consumption is expected to continue to decline. MSAi reported that U.S. cigarette shipments declined 2.3% in 2012, to 286.5 billion cigarettes, 3.5% in 2011 and 3.8% in 2010. In addition, RJR Tobacco believes its consumers are more price-sensitive than consumers of competing brands, which may result in some consumers switching to a lower priced brand.

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

Intangible assets include goodwill, trademarks and other intangibles. The determination of fair value involves considerable estimates and judgment. For goodwill, the determination of fair value of a reporting unit involves, among other things, RAI’s market capitalization, and application of the income approach, which includes developing forecasts of future cash flows and determining an appropriate discount rate. If goodwill impairment is implied, the fair values of individual assets and liabilities, including unrecorded intangibles, must be determined. RAI believes it has based its goodwill impairment testing on reasonable estimates and assumptions, and during the annual testing in the fourth quarter of 2012, the estimated fair value of each of RAI’s reporting units was substantially in excess of its respective carrying value.

Trademarks and other intangible assets with indefinite lives also are tested for impairment annually, in the fourth quarter. At December 31, 2012, the aggregate fair value of RAI’s operating units’ trademarks and other intangible assets was substantially in excess of their aggregate carrying value. However, at December 31, 2012, the individual fair values of seven trademarks were less than 15% in excess of their respective carrying values. The aggregate carrying value of these seven trademarks was $430 million at December 31, 2012. See Item 8, note 3 to consolidated financial statements for a discussion of the intangible asset impairment charges.

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

Adverse changes in the liquidity in the financial markets could result in additional realized or unrealized losses associated with the value of RAI’s investments, which would negatively impact RAI’s consolidated results of operations, cash flows and financial position. As of December 31, 2012, $36 million of unrealized losses remain in other comprehensive loss. For more information on investment losses, see Item 8, note 2 to consolidated financial statements.

Increases in pension expense or pension funding may reduce RAI’s profitability and cash flow.

RAI’s profitability is affected by the costs of pension benefits available to employees generally hired prior to 2004. Adverse changes in investment returns earned on pension assets and discount rates used to calculate pension and related liabilities or changes in required pension funding levels may have an unfavorable impact on pension expense and cash flows. During 2012, RAI contributed $110 million to its pension plans and expects to contribute $110 million to its pension plans in 2013. RAI actively seeks to control increases in pension expense, but there can be no assurance that profitability will not be adversely affected. In addition, changes to pension legislation or changes in pension accounting may adversely affect profitability and cash flow.

RAI and its operating subsidiaries rely on outside suppliers to manage certain non-core business processes. Any interruption in these services could negatively affect the operations of RJR Tobacco, American Snuff and Santa Fe and harm their reputation and consequently the operations and reputation of RAI.

In an effort to gain cost efficiencies, RAI and its operating subsidiaries have substantially completed the outsourcing of many of their non-core business processes. Non-core business processes include, but are not limited to, certain processes relating to information technology, human resources, trucking and facilities. If any of the suppliers fail to perform their obligations in a timely manner or at a satisfactory quality level, RJR Tobacco, American Snuff and Santa Fe may fail to operate effectively and fail to meet shipment demand.

RAI’s operating subsidiaries rely on a limited number of suppliers for certain direct materials. An interruption in service from any of these suppliers could adversely affect the results of operations, cash flows and financial position of RAI.

RAI’s operating subsidiaries rely on a limited number of suppliers for direct materials. If a supplier fails to meet any of RAI’s operating subsidiary’s demand for direct materials, the operating subsidiary may fail to operate effectively and may fail to meet shipment demand, adversely impacting RAI’s results of operations.

Certain of RAI’s operating subsidiaries face a customer concentration risk. The loss of such a customer would result in a decline in revenue and have an adverse effect on cash flows.

Revenues from two distributors, McLane Company, Inc. and Core-Mark International, Inc., comprised approximately 31% and 10%, respectively, of RAI’s consolidated revenues in 2012. The loss of these customers, or a significant decline in their purchases, could have a material adverse effect on revenue of RAI.

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

Because RAI and RJR have, in the aggregate, principal outstanding notes of $5.0 billion:

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

B&W owns approximately 42% of the outstanding shares of RAI common stock. No other shareholder owns more than 10% of the outstanding shares of RAI common stock. Unless substantially all of RAI’s public shareholders vote together on matters presented to RAI shareholders, B&W would have the power to determine the outcome of matters submitted to a shareholder vote, subject to the governance agreement described below.

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

The governance agreement, as amended, and RAI shareholder rights plan are Exhibits 10.8 through 10.11 and 4.1, respectively, to this Annual Report on Form 10-K.

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

The RAI shareholder rights plan may effectively restrict the acquisition of beneficial ownership of 15% or more of the shares of RAI common stock. However, absent a termination of all or certain provisions of the governance agreement, B&W is generally exempt from the application of the rights plan.

In general terms, the RAI rights plan imposes a substantial penalty upon any person or group that acquires beneficial ownership of 15% or more of the outstanding shares of RAI common stock without the approval of the RAI Board.

Termination of some or all of the provisions of the governance agreement would have differing effects on the applicability of the rights plan to B&W. If a 15% termination occurred, the rights plan would fully apply to B&W. If a third party termination occurred, the rights plan would not apply to B&W. If an election termination, a fiduciary termination, or a veto termination occurred, the rights plan would apply if B&W sought to increase its RAI share ownership above approximately 43% (or higher if the termination occurred after the July 30, 2014 expiration of the standstill provisions and B&W had acquired ownership of RAI above 43%). If a willful termination occurred, the rights plan would not apply to B&W.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The executive offices of RAI and its material subsidiaries are located in Winston-Salem, North Carolina. RJR Tobacco’s manufacturing facilities are located in the Winston-Salem, North Carolina area, and American Snuff’s manufacturing facilities are located in Memphis, Tennessee; Clarksville, Tennessee; Winston-Salem, North Carolina; and Bowling Green, Kentucky. During 2009, American Snuff began capacity upgrade and expansion projects at newly acquired sites in Memphis, Tennessee and Clarksville, Tennessee. Production began at the new Memphis facility, which replaced the former Memphis facility, in early 2012. Processing began at the new, expanded Clarksville facility in 2011. Santa Fe’s manufacturing facility is located in Oxford, North Carolina, and its executive offices are located in Santa Fe, New Mexico. All of RAI’s material operating subsidiaries’ executive offices and manufacturing facilities are owned.

Item 3. Legal Proceedings

See Item 8, note 13 to consolidated financial statements for disclosure of legal proceedings involving RAI and its operating subsidiaries.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market	for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

RAI common stock, par value $.0001 per share, is listed on the NYSE under the trading symbol “RAI.” On January 28, 2013, there were approximately 14,300 holders of record of RAI common stock. Shareholders whose shares are held of record by a broker or clearing agency are not included in this amount; however, each of those brokers or clearing agencies is included as one holder of record. The closing price of RAI common stock on January 28, 2013, was $43.95 per share.

The cash dividends declared, and high and low sales prices per share for RAI common stock on the NYSE Composite Tape, as reported by the NYSE, were as follows:

			Cash Dividends Declared per

	Price Per Share
	High	Low	Share
2012:
First Quarter	$42.81	$38.95	$0.56
Second Quarter	44.90	39.45	0.59
Third Quarter	46.93	43.11	0.59
Fourth Quarter	44.51	39.70	0.59
2011:
First Quarter	$36.11	$31.54	$0.53
Second Quarter	39.87	35.58	0.53
Third Quarter	38.64	31.82	0.53
Fourth Quarter	42.18	36.69	0.56

On February 7, 2013, the board of directors of RAI declared a quarterly cash dividend of $0.59, or $2.36 on an annualized basis, per common share. The dividends will be paid on April 1, 2013, to shareholders of record as of March 8, 2013. The current dividend reflects RAI’s policy of paying dividends to the holders of RAI common stock in an aggregate amount that is approximately 80% of RAI’s annual consolidated net income.

On November 14, 2011, the board of directors of RAI authorized the repurchase, from time to time on or before mid-2014, of up to $2.5 billion of outstanding shares of RAI common stock in open-market or privately negotiated transactions. The repurchases are subject to prevailing market and business conditions, and the program may be terminated or suspended at any time. In connection with the share repurchase program, RAI and B&W entered into an agreement, pursuant to which B&W has agreed to participate in the repurchase program on a basis approximately proportionate with B&W’s 42% ownership of RAI’s common stock. RAI, B&W and BAT also entered into Amendment No. 3 to the governance agreement, pursuant to which RAI has agreed that, so long as B&W’s ownership interest has not dropped below 25%, if RAI issues shares of its common stock or any other RAI equity security to certain designated persons, including its directors, officers or employees, then RAI will repurchase a number of shares of outstanding RAI common stock so that the number of outstanding shares of RAI common stock are not increased, and B&W’s ownership interest is not decreased, by such issuance after taking into account such repurchase. In addition, RAI repurchased shares of its common stock forfeited with respect to the tax liability associated with certain stock option exercises and vesting of restricted stock units granted under the RAI Long-Term Incentive Plan, referred to as the LTIP.

Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are cancelled at the time of repurchase. During the year ended December 31, 2012, RAI repurchased and cancelled 24,944,233 shares of RAI common stock for $1.1 billion under the above-described share repurchase program. As of December 31, 2012, RAI had repurchased and cancelled 31,720,870 shares of RAI common stock for $1.3 billion under the above-described share repurchase program.

Additionally, during 2012, at a cost of $39 million, RAI purchased 921,646 shares that were cancelled with respect to tax liabilities associated with restricted stock units vesting under its LTIP.

The following table summarizes RAI’s purchases of its common stock during the fourth quarter of 2012:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
November 1, 2012 to November 30, 2012	5,044,194	$41.28	5,044,194	$1,204
December 1, 2012 to December 31, 2012	963,510	43.37	963,510	1,162

Fourth Quarter Total	6,007,704	41.61	6,007,704	1,162

For equity-based benefit plan information, see Item 8, note 15 to consolidated financial statements.

Performance Graph

Set forth below is a line graph comparing, for the period which commenced on December 31, 2007, and ended on December 31, 2012, the cumulative shareholder return of $100 invested in RAI common stock with the cumulative return of $100 invested in the Standard & Poor’s 500 Index and the Standard & Poor’s Tobacco Index.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN(1)

Among Reynolds American Inc., The S&P 500 Index

and The S&P Tobacco Index

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Reynolds American Inc.	$100.00	$65.30	$93.28	$122.60	$164.79	$174.00
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
S&P Tobacco(2)	100.00	81.75	102.69	131.13	178.88	197.52

(1)	Assumes that $100 was invested in RAI common stock and indexes on December 31, 2007, and that in each case all dividends were reinvested.

(2)	The S&P Tobacco Index includes as of December 31, 2012, the following companies: Altria Group, Inc.; Lorillard, Inc.; Philip Morris International Inc.; and Reynolds American Inc.

Item 6. Selected Financial Data

The selected historical consolidated financial data as of December 31, 2012 and 2011, and for each of the years in the three-year period ended December 31, 2012, are derived from the consolidated financial statements and accompanying notes, which have been audited by RAI’s independent registered public accounting firm. The selected historical consolidated financial data as of December 31, 2010, 2009 and 2008, and for the years ended December 31, 2009 and 2008, are derived from audited consolidated financial statements not presented or incorporated by reference. For further information, including the impact of new accounting developments, restructuring and impairment charges, you should read this table in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements.

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in Millions, Except Per Share Amounts)
Results of Operations:
Net sales(1)	$8,304	$8,541	$8,551	$8,419	$8,845
Income from continuing operations before extraordinary item(1)(2)(3)(4)	1,272	1,406	1,337	955	444
Losses from discontinued operations	—	—	(216)	—	—
Net income	1,272	1,406	1,121	955	444
Per Share Data:
Basic income from continuing operations	2.25	2.41	2.29	1.64	0.76
Diluted income from continuing operations	2.24	2.40	2.29	1.64	0.76
Basic losses from discontinued operations	—	—	(0.37)	—	—
Diluted losses from discontinued operations	—	—	(0.37)	—	—
Basic net income	2.25	2.41	1.92	1.64	0.76
Diluted net income	2.24	2.40	1.92	1.64	0.76
Basic weighted average shares, in thousands	565,570	582,320	582,996	582,761	586,802
Diluted weighted average shares, in thousands	567,873	585,383	584,854	583,652	587,201
Cash dividends declared per share of common stock	$2.33	$2.15	$1.84	$1.73	$1.70
Balance Sheet Data (at end of periods):
Total assets	16,557	16,254	17,078	18,009	18,154
Long-term debt (less current maturities)	5,035	3,206	3,701	4,136	4,486
Shareholders’ equity	5,257	6,251	6,510	6,498	6,237
Cash Flow Data:
Net cash from operating activities	1,568	1,420	1,265	1,454	1,315
Net cash from (used in) investing activities	(54)	60	(126)	(123)	278
Net cash used in financing activities	(971)	(1,714)	(1,349)	(1,192)	(1,206)
Net cash related to discontinued operations, net of tax benefit	—	—	(307)	—	—
Other Data:
Ratio of earnings to fixed charges(5)	9.1	10.6	10.2	6.9	3.3

(1)

Net sales and cost of products sold exclude excise taxes of $3,923 million, $4,107 million, $4,340 million, $3,927 million and $1,890 million for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

(2)	Includes gain on termination of joint venture of $328 million in 2008.

(3)	Includes restructuring and/or asset impairment charges of $149 million, $38 million, $56 million and $90 million for the years ended December 31, 2012, 2010, 2009 and 2008, respectively.

(4)

Includes trademark, goodwill and/or other intangible asset impairment charges of $129 million, $48 million, $32 million, $567 million and $318 million for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

(5)

Earnings consist of income from continuing operations before equity earnings, income taxes and fixed charges. Fixed charges consist of interest on indebtedness, amortization of debt issuance costs and the interest portion of rental expense.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of RAI’s business, initiatives, critical accounting estimates and its consolidated results of operations and financial position. Following the overview and discussion of business initiatives, the critical accounting estimates disclose certain accounting estimates that are material to RAI’s results of operations and financial position for the periods presented in this report. The discussion and analysis of RAI’s results of operations is presented in two comparative sections, 2012 compared with 2011, and 2011 compared with 2010. Disclosures related to liquidity and financial position complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial position and results of operations in conjunction with the consolidated financial statements and the related notes as of December 31, 2012 and 2011, and for each of the years in the three-year period ended December 31, 2012.

Overview and Business Initiatives

RAI’s reportable operating segments are RJR Tobacco, American Snuff and Santa Fe. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The American Snuff segment consists of the primary operations of American Snuff Co. and, prior to its sale, Lane. The Santa Fe segment consists of the primary operations of SFNTC. Niconovum AB, a marketer of nicotine replacement therapy products in Sweden under the ZONNIC brand name, among other RAI subsidiaries, is included in All Other. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI. For net sales and operating income attributable to each segment, see Item 8, note 17 to consolidated financial statements.

RAI’s largest reportable operating segment, RJR Tobacco, is the second largest tobacco company in the United States. RJR Tobacco’s brands include many of the best-selling cigarettes in the United States: CAMEL, PALL MALL, WINSTON, KOOL, DORAL and SALEM. Those brands, and its other brands, including MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. As part of its total tobacco strategy, RJR Tobacco also offers a modern smoke-free tobacco product, CAMEL Snus. RJR Tobacco also manages contract manufacturing of cigarette and tobacco products through arrangements with BAT affiliates, and manages the export of tobacco products to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases. Effective January 1, 2012, the management of super premium cigarette brands, DUNHILL and STATE EXPRESS 555, which are licensed from BAT, transferred to RJR Tobacco from Santa Fe.

American Snuff is the second largest smokeless tobacco products manufacturer in the United States. American Snuff’s primary brands include its largest selling moist snuff brands, GRIZZLY and KODIAK.

Santa Fe manufactures and markets super-premium cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand.

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

RJR Tobacco’s portfolio includes CAMEL Snus, a modern smoke-free tobacco that focuses on long-term growth. CAMEL Snus is heat-treated tobacco in individual pouches that provides convenient tobacco consumption.

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

In contrast to the declining U.S. cigarette market, U.S. moist snuff volumes grew approximately 5% in 2012. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both.

American Snuff faces significant competition in the smokeless tobacco categories. Similar to the cigarette market, competition is based primarily on brand positioning and price, as well as product attributes and packaging, consumer loyalty, promotions, advertising and retail presence.

Santa Fe

Santa Fe competes in the U.S. cigarette market. Santa Fe’s cigarette brand, NATURAL AMERICAN SPIRIT, is priced at a premium compared with most other competitive brands, and is differentiated from key competitors through its use of all natural, additive-free tobacco. Competition in the cigarette category is based primarily on brand positioning, including price, product attributes and packaging, consumer loyalty, promotions, advertising and retail presence.

Other

RAI’s subsidiary, Niconovum USA, Inc. has entered its first lead market in the United States with ZONNIC, a nicotine replacement therapy gum, while another subsidiary, R.J. Reynolds Vapor Company, has introduced an electronic cigarette, VUSE, in limited distribution. RAI’s subsdiairy, Niconovum AB, is a marketer of nicotine replacement therapy products in Sweden under the ZONNIC brand name.

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

As discussed in Item 8, note 13 to consolidated financial statements, RJR Tobacco, American Snuff Co. and their affiliates, including RAI, and indemnitees, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of December 31, 2012, RJR Tobacco had paid approximately $118 million since January 1, 2010, related to unfavorable smoking and health litigation judgments. During 2011, RJR Tobacco paid $139 million related to an unfavorable medical monitoring and smoking cessation case.

RAI and its subsidiaries believe that they have valid bases for appeal of adverse verdicts against them and believe they have valid defenses to all actions, and they intend to defend all actions vigorously. RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, or the loss of any particular claim concerning the use of smokeless tobacco against American Snuff Co., when viewed on an individual basis, is not probable or estimable, as described in “— Litigation Affecting the Cigarette Industry — Overview” in Item 8, note 13 to consolidated financial statements.

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

State Settlement Agreements

RJR Tobacco and Santa Fe are participants in the MSA, and RJR Tobacco is a participant in the other State Settlement Agreements. Their obligations and the related expense charges under the State Settlement Agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges to RJR Tobacco and Santa Fe under these agreements is recorded in cost of products sold as the products are shipped. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated. American Snuff Co. is not a participant in the State Settlement Agreements. For more information related to historical and expected settlement expenses and payments under the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements — Enforcement and Validity; Adjustments” in Item 8, note 13 to consolidated financial statements.

Pension and Postretirement Benefits

RAI sponsors a number of non-contributory defined benefit pension plans covering most of the employees of RAI and certain of its subsidiaries, and also provides certain health and life insurance benefits for most of the retired employees of RAI and certain of its subsidiaries and their dependents. These benefits are generally no longer provided to employees hired on or after January 1, 2004. For additional information relating to pension and postretirement benefits, see Item 8, note 16 to consolidated financial statements.

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

Actuarial gains or losses are annual changes in the amount of either the benefit obligation or the fair value of plan assets resulting from experience different from that assumed or from changes in assumptions. RAI immediately recognizes actuarial gains and losses in its operating results in the year in which they occur, to the extent such gains and losses were in excess of 10% of the greater of the market-related value of plan assets or the plan’s projected benefit obligation, referred to as the corridor. Actuarial gains and losses outside the corridor are generally recognized annually as of December 31, or when the plans are remeasured during an interim period, and are recorded as a mark-to-market, referred to as an MTM adjustment. Additionally, for purposes of calculating the expected return on plan assets, RAI uses the actual fair value of plan assets.

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

In recent years, actual results have varied significantly from actuarial assumptions. In particular, pension and postretirement obligations have increased due to significant decreases in discount rates. These changes have resulted in an increase in charges to other comprehensive loss and increased pension and postretirement expense. The Pension Protection Act of 2006 may require additional cash funding of the increased pension obligations in the future.

The most critical assumptions and their sensitivity to change are presented below:

Assumed asset return and discount rates have a significant effect on the amounts reported for the benefit plans. A one-percentage point change in the assumed discount rate for the pension plans and other postretirement plans would have had the following effects, excluding any potential MTM adjustment:

	1-Percentage Point Increase		1-Percentage Point Decrease
	Pension Plans	Postretirement Plans	Pension Plans	Postretirement Plans
Effect on 2012 net periodic benefit cost	$19	$7	$(25)	$(8)
Effect on December 31, 2012, projected benefit obligation and accumulated postretirement benefit obligation	(639)	(119)	778	143

A one-percentage point change in assumed asset return would have had the following effects:

	1-Percentage Point Increase		1-Percentage Point Decrease
	Pension Plans	Postretirement Plans	Pension Plans	Postretirement Plans
Effect on 2012 net periodic benefit cost	$(51)	$(2)	$51	$2

Intangible Assets

Intangible assets include goodwill, trademarks and other intangibles. The determination of fair value involves considerable estimates and judgment. For goodwill, the determination of fair value of a reporting unit involves, among other things, RAI’s market capitalization, and application of the income approach, which includes developing forecasts of future cash flows and determining an appropriate discount rate. If goodwill impairment is implied, the fair values of individual assets and liabilities, including unrecorded intangibles, must be determined. RAI believes it has based its goodwill impairment testing on reasonable estimates and assumptions, and during the annual testing in the fourth quarter of 2012, the estimated fair value of each of RAI’s reporting units was substantially in excess of its respective carrying value.

Trademarks and other intangible assets with indefinite lives also are tested for impairment annually, in the fourth quarter. The aggregate fair value of RAI’s operating units’ trademarks and other intangible assets was substantially in excess of their aggregate carrying value. However, the individual fair values of seven trademarks were less than 15% in excess of their respective carrying values. The aggregate carrying value of these seven trademarks was $430 million at December 31, 2012.

The methodology used to determine the fair value of trademarks includes assumptions with inherent uncertainty, including projected sales volumes and related projected revenues, long-term growth rates, royalty rates that a market participant might assume and judgments regarding the factors to develop an applied discount rate.

The carrying value of intangible assets is at risk of impairment if future projected revenues or long-term growth rates are lower than those currently projected, or if factors used in the development of a discount rate result in the application of a higher discount rate.

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

The financial statements reflect management’s best estimate of RAI’s current and deferred tax liabilities and assets. Future events, including, but not limited to, additional resolutions with taxing authorities, could have an impact on RAI’s current estimate of tax liabilities, realization of tax assets and effective income tax rate. See Item 8, note 10 to consolidated financial statements for additional information on income taxes.

Recently Adopted and Issued Accounting Pronouncements

For information relating to recently adopted accounting guidance, see Item 8, note 1 to consolidated financial statements.

Results of Operations

	For the Twelve Months Ended December 31,
	2012	2011	% Change	2010	% Change
Net sales:(1)
RJR Tobacco	$6,960	$7,317	(4.9)%	$7,368	(0.7)%
American Snuff	681	648	5.1%	719	(9.9)%
Santa Fe	486	416	16.8%	338	23.1%
All other	177	160	10.6%	126	27.0%

Net sales	8,304	8,541	(2.8)%	8,551	(0.1)%
Cost of products sold(1)(2)	4,321	4,464	(3.2)%	4,544	(1.8)%
Selling, general and administrative expenses	1,470	1,606	(8.5)%	1,480	8.5%
Amortization expense	21	24	(12.5)%	25	(4.0)%
Asset impairment and exit charges	—	—	NM (3)	38	NM (3)
Restructuring charge	149	—	NM (3)	—	NM (3)
Trademark and other intangible asset impairment charges	129	48	NM (3)	6	NM (3)
Goodwill impairment charge	—	—	NM (3)	26	NM (3)
Operating income:
RJR Tobacco	1,735	1,958	(11.4)%	2,096	(6.6)%
American Snuff	374	331	13.0%	320	3.4%
Santa Fe	237	186	27.4%	123	51.2%
All other	(36)	18	NM (3)	(14)	NM (3)
Corporate expense	(96)	(94)	2.1%	(93)	1.1%

	$2,214	$2,399	(7.7)%	$2,432	(1.4)%

(1)	Excludes excise taxes of:

	2012	2011	2010
RJR Tobacco	$3,467	$3,672	$3,904
American Snuff	50	57	106
Santa Fe	169	154	138
All other	237	224	192

	$3,923	$4,107	$4,340

(2)	See below for further information related to State Settlement Agreements, federal tobacco buyout and FDA expense included in cost of products sold.

(3)	Percentage change not meaningful.

In the following discussion, the amounts presented in the operating companies’ shipment volume and share tables are rounded on an individual basis and, accordingly, may not sum in the aggregate. Percentages are calculated on unrounded numbers.

2012 Compared with 2011

RJR Tobacco

Net Sales

Domestic cigarette shipment volume, in billions of units for RJR Tobacco and the industry, were as follows:

	For the Twelve Months Ended December 31,
	2012	2011	% Change
RJR Tobacco(1):
Growth brands:
CAMEL	21.2	21.7	(2.3)%
PALL MALL	21.9	22.0	(0.6)%

	43.1	43.7	(1.4)%
Other	25.8	29.3	(11.8)%

Total RJR Tobacco domestic cigarette shipment volume	68.9	73.0	(5.6)%

Total premium	39.8	41.6	(4.2)%
Total value	29.1	31.4	(7.4)%
Premium/Total mix	57.8%	57.0%
Industry(1):
Premium	202.6	206.6	(2.0)%
Value	83.9	86.5	(2.9)%

Total industry domestic cigarette shipment volume	286.5	293.1	(2.3)%

Premium/Total mix	70.7%	70.5%

(1)	Based on information from MSAi.

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

RJR Tobacco’s net sales for the year ended December 31, 2012, decreased from the year ended December 31, 2011, due to $446 million attributable to lower cigarette volume and lower related party sales of $136 million, partially offset by higher pricing of $246 million and a favorable premium-to-value brand mix.

The shares of RJR Tobacco’s cigarette brands as a percentage of total share of U.S. retail cigarette sales according to data from IRI/Capstone(1)(2), were as follows:

	For the Twelve Months Ended December 31,
	2012	2011	Share Point Change
Growth brands:
CAMEL	8.5%	8.5%	0.0
PALL MALL	8.6%	8.5%	0.1

Total growth brands	17.1%	17.0%	0.1
Other	9.4%	10.6%	(1.2)

Total RJR Tobacco domestic cigarette retail share of market	26.5%	27.6%	(1.1)

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

(2)	In 2012, at the request of RJR Tobacco, the IRI/Capstone model was revised to better reflect actual retail sales. All data reflects the new methodology.

The retail share of market of CAMEL, at 8.5 share points, remained stable in 2012 compared with 2011. In addition to a significant level of competitive line extensions and promotional support, the market continues to be challenging for premium-priced products.

CAMEL’s cigarette market share continued to be favorably impacted by its menthol styles, which feature the same innovative capsule technology used in CAMEL Crush, allowing adult smokers to choose the level of menthol flavor on demand. CAMEL Crush, featuring the menthol capsule, allows adult smokers the choice between regular or menthol. CAMEL’s menthol market share at December 31, 2012, including CAMEL Crush, increased 0.5 percentage points to 3.0 percent.

CAMEL Snus, a smoke-free tobacco product, continues to bring awareness to the marketplace in this growing smoke-free category. CAMEL Snus mint was expanded nationwide in the third quarter of 2012. CAMEL Snus continued to show steady growth in 2012 as interest builds in this convenient option for adult tobacco consumers. CAMEL Snus will introduce new Fresh Seal packaging in February 2013, which will eliminate the need for refrigeration, while continuing to ensure that adult tobacco consumers benefit from the freshness and flavor of this product.

PALL MALL, a product that offers a high quality, longer-lasting cigarette at a value price, continues to attract interest from adult tobacco consumers. PALL MALL’s 2012 market share of 8.6% was up slightly compared with the prior-year period. PALL MALL continued to be negatively impacted by significant competition from other value brands, as well as value-priced line extensions of competitive premium brands that sell at or below PALL MALL’s price point. In the third quarter of 2012, PALL MALL expanded its portfolio with additional menthol styles, PALL MALL Black, which offers a full-flavor tobacco blend, and PALL MALL White, which has a smoother tobacco blend.

The combined share of market of RJR Tobacco’s growth brands during 2012 showed improvement over 2011. RJR Tobacco’s total cigarette market share declined slightly from the prior year, mainly driven by losses on the company’s non-focus value brands, consistent with its strategy of focusing on growth brands.

Operating Income

RJR Tobacco’s operating income for the year ended December 31, 2012, decreased from the year ended December 31, 2011, due to lower cigarette volume, increased promotional spending, a trademark impairment charge of $82 million on four cigarette brands and a restructuring charge in 2012 of $149 million, partially offset by lower litigation charges, higher cigarette pricing and productivity improvements. During 2012, RJR Tobacco recorded charges of $37 million related to Engle Progeny cases in Florida. Additionally, lower cigarette volume and a trademark impairment charge of $43 million, partially offset by growth brand volume gains, higher pricing and productivity improvements impacted operating income in 2011. Also, during 2011, RJR Tobacco recorded charges of $64 million related to four Engle Progeny cases in Florida and $139 million related to the Scott lawsuit in Louisiana. For additional information, see “— Litigation Affecting the Cigarette Industry — Overview,” “— Engle and Engle Progeny Cases” and “— Class-Action Suits — Medical Monitoring and Smoking Cessation Case” in Item 8, note 13 to consolidated financial statements.

RJR Tobacco’s expense under the State Settlement Agreements, federal tobacco quota buyout and FDA user fees, included in cost of products sold, are detailed in the schedule below:

	For the Twelve Months Ended December 31,
	2012	2011
State Settlement Agreements	$2,286	$2,359
Federal tobacco quota buyout	206	218
FDA user fees	115	114

Expenses under the State Settlement Agreements are expected to be approximately $2.3 billion in 2013, subject to adjustment for changes in volume and other factors, and expense for the federal tobacco quota buyout is expected to be approximately $200 million to $210 million in 2013. For additional information, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— Tobacco Buyout Legislation and Related Litigation” in Item 8, note 13 to consolidated financial statements. Expenses for FDA user fees are expected to be approximately $120 million to $130 million in 2013. For additional information, see “— Governmental Activity” below.

Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. For the years ended December 31, 2012 and 2011, RJR Tobacco’s product liability defense costs were $155 million and $160 million, respectively.

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

Numerous factors affect product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial, that is, with active discovery and motions practice. See “— Litigation Affecting the Cigarette Industry — Overview — Introduction” in Item 8, note 13 to consolidated financial statements for detailed information regarding the number and type of cases pending, and “— Litigation Affecting the Cigarette Industry — Overview — Scheduled Trials” in Item 8, note 13 to consolidated financial statements for detailed information regarding the number and nature of cases in trial and scheduled for trial through December 31, 2013.

RJR Tobacco expects that the factors described above will continue to have the primary impact on its product liability defense costs in the future. Given the level of activity in RJR Tobacco’s pending cases, including the number of cases in trial and scheduled for trial, particularly with respect to the Engle Progeny cases, RJR Tobacco’s product liability defense costs continue to remain at a high level. See “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in Item 8, note 13 to consolidated financial statements for additional information. In addition, it is possible that other adverse developments in the factors discussed above, as well as other circumstances beyond the control of RJR Tobacco, could have a material adverse effect on the consolidated results of operations, cash flows or financial position of RAI or its subsidiaries. Those other circumstances beyond the control of RJR Tobacco include the results of present and future trials and appeals, and the development of possible new theories of liability by plaintiffs and their counsel.

American Snuff

Net Sales

The moist snuff shipment volume, in millions of cans, for American Snuff was as follows:

	For the Twelve Months Ended December 31,
	2012	2011	% Change
GRIZZLY	389.2	355.8	9.4%
Other	48.0	48.9	(1.9)%

Total American Snuff moist snuff shipment volume	437.1	404.7	8.0%

American Snuff’s net sales for the year ended December 31, 2012, were favorably impacted by higher moist snuff volume of $31 million and higher pricing of $4 million.

Moist snuff has been the key driver to American Snuff’s overall growth and profitability within the U.S. smokeless tobacco market. Moist snuff accounted for approximately 86% of American Snuff’s revenue in 2012 and approximately 83% in 2011, reflecting the impact from the sale of Lane in 2011. U.S. moist snuff industry shipment volume grew by approximately 5% in 2012 compared with 2011.

The shares of American Snuff’s moist snuff brands as a percentage of total share of U.S. retail moist snuff sales according to IRI/Capstone(1)(2) were as follows:

	For the Twelve Months Ended December 31,
	2012	2011	Share Point Change
GRIZZLY	29.0%	27.3%	1.6
Other	3.4%	3.7%	(0.3)

Total American Snuff moist snuff retail share of market	32.4%	31.0%	1.4

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

(2)	In 2012, at the request of American Snuff, the IRI/Capstone model was revised to better reflect actual retail sales. All data reflects the new methodology.

GRIZZLY’s market share of moist snuff shipments in 2012 increased compared with 2011. Retail contracts introduced in the first quarter of 2011, and support from RJR Tobacco’s larger field trade marketing organization, through a services agreement, continue to benefit GRIZZLY’s market performance, strengthening product distribution and retail presence. Additionally, GRIZZLY is benefiting from activities to build the brand’s equity.

Operating Income

American Snuff’s operating income for the year ended December 31, 2012, increased due to higher moist snuff pricing and sales volumes, partially offset by high levels of promotional activity. Operating income in 2011 was impacted by trademark impairment charges of $5 million on several loose leaf brands.

Santa Fe

Net Sales

Domestic cigarette shipment volume, in billions of units for Santa Fe, was as follows:

	For the Twelve Months Ended December 31,
	2012	2011	% Change
NATURAL AMERICAN SPIRIT	3.1	2.8	11.3%

Santa Fe’s net sales for the year ended December 31, 2012, increased over 2011 and were favorably impacted by higher volume and pricing. The cigarette shipment volume growth was negatively impacted by Santa Fe’s shift to a more efficient integrated supply chain in the first quarter of 2012. The shift resulted in a one-time reduction of wholesale inventory levels.

The cigarette shipment volume growth reflects strong consumer demand, supported by expanded domestic distribution and style presence at retail.

The shares of Santa Fe’s NATURAL AMERICAN SPIRIT as a percentage of total share of U.S. retail cigarette sales according to data from IRI/Capstone(1) were as follows:

	For the Twelve Months Ended December 31,
	2012	2011	Share Point Change
NATURAL AMERICAN SPIRIT	1.2%	1.0%	0.2

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

Operating Income

Santa Fe’s operating income for the year ended December 31, 2012, increased as compared with the year ended December 31, 2011, as a result of higher cigarette volumes and pricing, partially offset by higher MSA costs.

Santa Fe’s expense under the MSA, federal tobacco quota buyout and FDA user fees, included in cost of products sold, are detailed in the schedule below:

	For the Twelve Months Ended December 31,
	2012	2011
MSA	$80	$72
Federal tobacco quota buyout	9	9
FDA user fees	5	4

Expenses under the MSA are expected to be approximately $90 million to $100 million in 2013, subject to adjustment for changes in volume and other factors. For additional information, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” in Item 8, note 13 to consolidated financial statements.

Other

During the fourth quarter of 2012, Niconovum AB recorded an impairment charge of $47 million, reflecting a change in the use of other intangible assets.

RAI Consolidated

Interest and debt expense for the year ended December 31, 2012, increased $13 million from the comparable prior year, primarily due to higher debt balances during 2012.

Restructuring costs of $149 million were recorded during the first quarter of 2012. RAI and its subsidiaries, RJR Tobacco and RAISC, completed a business analysis designed to identify resources to reinvest in their businesses. As a result of this initiative, the total U.S. workforce of RAI and its subsidiaries will decline by a net of approximately 10% upon the completion of the restructuring by the end of 2014. Job eliminations, a majority of which were voluntary, during that period will be partially offset by the hiring of new employees as and where needed.

Under existing severance plans, $111 million of cash severance, benefits and related costs and $38 million of non-cash pension-related benefits comprised this restructuring charge. Of the cash portion, $40 million had been paid as of December 31, 2012. Accordingly, in the consolidated balance sheet as of December 31, 2012, $15 million was included in other current liabilities and $56 million was included in other noncurrent liabilities. Cost savings related to the restructuring were approximately $25 million during 2012 and are expected to increase to approximately $70 million in 2015.

Provision for income taxes reflected an effective rate of 34.9%, for the year ended December 31, 2012, compared with an effective rate of 35.7%, for the year ended December 31, 2011. The effective tax rate for 2012 was favorably impacted by a $39 million decrease in tax attributable to the reversal of tax reserves and interest related to various state statute expirations and audit settlements. The effective tax rate for 2011 was favorably impacted by a $22 million decrease in tax attributable to the reversal of tax reserves and interest on a state statute expiration. The effective tax rate for 2011 exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and certain non-deductible items, offset by the domestic production activities deduction of the American Jobs Creation Act of 2004.

RAI expects its effective tax rate to be between 37% and 38% in 2013.

2011 Compared with 2010

RJR Tobacco

Net Sales

Domestic cigarette shipment volume, in billions of units for RJR Tobacco and the industry, were as follows:

	For the Twelve Months Ended December 31,
	2011	2010	% Change
RJR Tobacco(1):
Growth brands:
CAMEL	21.7	22.1	(2.2)%
PALL MALL	22.0	20.5	7.6%

	43.7	42.6	2.5%
Other	29.3	35.0	(16.2)%
Total RJR Tobacco domestic cigarette shipment volume	73.0	77.6	(6.0)%

Total premium	41.6	44.6	(6.7)%
Total value	31.4	33.0	(4.7)%
Premium/Total mix	57.0%	57.5%
Industry(1):
Premium	206.6	213.3	(3.1)%
Value	86.5	90.4	(4.4)%

Total industry domestic cigarette shipment volume	293.1	303.7	(3.5)%

Premium/Total mix	70.5%	70.2%

(1)	Based on information from MSAi.

RJR Tobacco’s net sales for the year ended December 31, 2011, decreased from the year ended December 31, 2010, due to $529 million attributable to lower cigarette volume and an unfavorable premium-to-value brand mix, partially offset by higher pricing of $398 million and higher related party sales of $107 million.

The shares of RJR Tobacco’s brands as a percentage of total share of U.S. retail cigarette sales according to data from IRI/Capstone(1)(2), were as follows:

	For the Twelve Months Ended December 31,
	2011	2010	Share Point Change
Growth brands:
CAMEL excluding non-filter	7.8%	7.7%	0.1
PALL MALL	8.5%	7.4%	1.1

Total growth brands	16.4%	15.1%	1.3
Other	11.0%	12.9%	(1.9)

Total RJR Tobacco domestic cigarette retail share of market	27.4%	28.1%	(0.7)

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

(2)

In 2012, at the request of RJR Tobacco, IRI/Capstone revised its sampling model to better reflect the current retail environment. Data provided herein reflects previously published data using IRI/Capstone’s historical methodology.

The retail share of market of CAMEL’s filtered styles increased slightly in 2011 compared with 2010. In addition to a significant level of competitive line extensions and promotional support, the market continued to be challenging for premium-priced products.

CAMEL’s cigarette market share was favorably impacted by its menthol styles. CAMEL’s menthol market share at December 31, 2011, including CAMEL Crush, increased 0.4 percentage points to 2.3 percent.

CAMEL Snus continued to show steady growth in 2011 as interest built in this convenient option for adult tobacco consumers.

CAMEL’s refined and improved line of dissolvable tobacco products continued to generate new consumer insights after being introduced in two new lead markets in the first quarter of 2011.

PALL MALL continued to perform well in 2011 with both volume and share gains. PALL MALL’s growth is believed to be the result of the brand’s position as a product that offers a high quality, longer-lasting cigarette at a value price. Despite significant competitive activity and many offerings below PALL MALL’s price point, the brand’s 2011 market share rose 1.1 percentage points from the prior-year, to 8.5%.

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

RJR Tobacco’s expense under the State Settlement Agreements, federal tobacco quota buyout and FDA user fees, included in cost of products sold, are detailed in the schedule below:

	For the Twelve Months Ended December 31,
	2011	2010
State Settlement Agreements	$2,359	$2,436
Federal tobacco quota buyout	218	232
FDA user fees	114	71

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

American Snuff

Net Sales

The moist snuff shipment volume, in millions of cans, for American Snuff was as follows:

	For the Twelve Months Ended December 31,
	2011	2010	% Change
GRIZZLY	355.8	325.3	9.4%
Other	48.9	52.0	(6.0)%

Total American Snuff moist snuff shipment volume	404.7	377.3	7.3%

American Snuff’s net sales for the year ended December 31, 2011, were unfavorably impacted by higher levels of competitive promotional activity and by the lack of sales from Lane subsequent to its sale on February 28, 2011, partially offset by higher volumes. Shipments of GRIZZLY increased in 2011 with gains on core styles. Shipments of KODIAK declined slightly in 2011 due to high levels of competitive promotional activity.

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

The shares of American Snuff’s moist snuff brands as a percentage of total share of U.S. retail moist snuff sales according to IRI/Capstone(1)(2), were as follows:

	For the Twelve Months Ended December 31,
	2011	2010	Share Point Change
GRIZZLY	27.7%	26.1%	1.6
Other	3.8%	4.2%	(0.1)

Total American Snuff moist snuff retail share of market	31.5%	30.3%	1.2

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

(2)

In 2012, at the request of American Snuff, IRI/Capstone revised its sampling model to better reflect the current retail environment. Data provided herein reflects previously published data using IRI/Capstone’s historical methodology.

GRIZZLY’s market share of moist snuff shipments in 2011 increased compared with 2010 despite competitive promotional activity. In the industry, the moist pouch segment grew approximately 11.4% in 2011, and at December 31, 2011, accounted for over 9% of all moist snuff volume. GRIZZLY’s pouch styles accounted for over 27% of moist pouch industry volume at December 31, 2011.

Operating Income

American Snuff’s operating income for the year ended December 31, 2011, increased due to higher moist snuff pricing and sales volumes, partially offset by high levels of promotional activity and by the lack of earnings from Lane subsequent to its sale on February 28, 2011. In addition, as a result of fourth quarter impairment testing, trademark impairment charges of $5 million and $6 million were recorded in 2011 and 2010, respectively, on several loose leaf brands.

During 2010, in order to facilitate its strategic focus on key brands in the cigarette, moist-snuff and modern smoke-free categories of the tobacco business, RAI determined that it was probable that it would dispose of the operations of Lane. In connection with this determination, the goodwill of American Snuff was allocated between the disposal group and the retained operations based on relative fair values. The resulting goodwill was tested for impairment comparing its fair value with its carrying value. Because the fair value, less estimated cost of disposal, of the disposal group was less than its carrying value, a goodwill impairment loss of $26 million was recorded in 2010.

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

Santa Fe’s expense under the MSA, federal tobacco quota buyout and FDA user fees, included in cost of products sold, are detailed in the schedule below:

	For the Twelve Months Ended December 31,
	2011	2010
MSA	$72	$57
Federal tobacco quota buyout	9	8
FDA user fees	4	2

RAI Consolidated

Interest and debt expense for the year ended December 31, 2011, decreased $11 million from the comparable prior year, primarily due to lower debt balances during 2011.

Provision for income taxes reflected an effective rate of 35.7%, for the year ended December 31, 2011, compared with an effective rate of 39.4%, for the year ended December 31, 2010. The effective tax rate for 2011 was favorably impacted by a $22 million decrease in tax attributable to the reversal of tax reserves and interest on a state statute expiration. The effective tax rate for 2010 was unfavorably impacted by a $27 million increase in tax attributable to the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010. The effective tax rates exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and certain non-deductible items, offset by the domestic production activities deduction of the American Jobs Creation Act of 2004.

Liquidity and Financial Condition

Liquidity

At present, the principal sources of liquidity for RAI’s operating subsidiaries’ businesses and operating needs are internally generated funds from their operations and intercompany loans and advances. The principal sources of liquidity for RAI, in turn, are proceeds from issuances of debt securities and the Credit Agreement described below under “— Borrowing Arrangements.” Cash flows from operating activities are believed to be sufficient for the foreseeable future to enable the operating subsidiaries to meet their obligations under the State Settlement Agreements, to fund their capital expenditures and to make payments to RAI that, when combined with RAI’s cash balances and proceeds from any financings, will enable RAI to make its required debt-service payments, to pay dividends to its shareholders and purchase shares under its share repurchase program.

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

RAI’s operating companies monitored the liquidity of key suppliers and customers throughout 2012, and where liquidity concerns were identified, appropriate contingency plans were developed. To date, no business interruptions have occurred caused by key supplier liquidity, and no liquidity issues were identified involving significant customers.

RAI’s excess cash may be invested in money market funds, commercial paper, U.S. treasuries, U.S. government agencies and time deposits in major institutions to minimize risk. At present, RAI primarily invests cash in U.S. treasuries.

As of December 31, 2012, R.J. Reynolds Tobacco C.V., referred to as RJRTCV, an indirect wholly owned subsidiary of RAI, held approximately 72 million euros in a euro government liquidity fund, included in cash and cash equivalents in RAI’s consolidated balance sheet. Nearly one-third of the fund is comprised of repurchase agreements with financial institutions that are collateralized by sovereign debt of approved countries. The fund has investments in sovereign debt of France, Belgium and Germany. The average maturity of the fund was 41 days as of December 31, 2012. RAI’s management believes that this cash equivalent is not reasonably likely to have a material impact on RAI’s liquidity or results of operations. RAI has no hedge in place with respect to this exposure.

As of December 31, 2012, RAI held investments in auction rate securities, a mortgage-backed security and a marketable equity security. Adverse changes in financial markets caused the auction rate securities and the mortgage-backed security to revalue lower than carrying value and become less liquid. The auction rate securities and mortgage-backed security will not become liquid until a successful auction occurs or a buyer is found. RAI intends, and has the ability, to hold these auction rate securities and the mortgage-backed security for a period of time sufficient to allow for sale, redemption or anticipated recovery in fair value.

On February 28, 2011, RAI completed the sale of all of the capital stock of Lane and certain other assets related to the Lane operations to STG for net proceeds of $202 million in cash. Its results of operations were included through February 28, 2011, in income from continuing operations in the American Snuff segment.

Contractual obligations as of December 31, 2012, were as follows:

	Payments Due by Period
	Total	Less than 1 Year-2013	1-3 Years 2014-2015	4-5 Years 2016-2017	Thereafter
Long-term notes, exclusive of interest(1)	$4,985	$60	$650	$1,475	$2,800
Interest payments related to long-term notes(1)	3,171	266	522	371	2,012
Operating leases(2)	65	20	32	13	—
Non-qualified pension obligations(3)	94	10	18	18	48
Postretirement benefit obligations(3)	550	60	117	118	255
Qualified pension funding(3)	100	100
Purchase obligations(4)	391	216	175	—	—
Other noncurrent liabilities(5)	101	N/A	66	12	23
State Settlement Agreements’ obligations(6)	11,500	2,300	4,600	4,600
Gross unrecognized tax benefit(7)	68
Federal tobacco buyout obligations(8)	390	220	170	—	—
FDA user fee(9)	732	130	282	320

Total cash obligations	$22,147	$3,382	$6,632	$6,927	$5,138

(1)	For more information about RAI’s and RJR’s long-term notes, see Item 8, note 12 to consolidated financial statements.

(2)

Operating lease obligations represent estimated lease payments primarily related to office space, automobiles, warehouse space and computer equipment. See Item 8, note 13 to consolidated financial statements for additional information.

(3)

For more information about RAI’s pension plans and postretirement benefits, see Item 8, note 16 to consolidated financial statements. Non-qualified pension and postretirement benefit obligations captioned under “Thereafter” include obligations during the next five years only. These obligations are not reasonably estimable beyond ten years. Qualified pension plan funding is based on the Pension Protection Act of 2006 and tax deductibility and is not reasonably estimable beyond one year.

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

(9)

FDA user fee obligation amounts in the aggregate beyond five years are not presented as these are obligations that extend beyond ten years. For more information about FDA user fees, see Item 8, note 13 to consolidated financial statements.

Commitments as of December 31, 2012, were as follows:

	Commitment Expiration Period
	Total	Less than 1 Year
Standby letters of credit backed by revolving credit facility	$6	$6

Cash Flows

2012 Compared with 2011

Net cash flows from operating activities increased $148 million in 2012, compared with 2011. This change was driven primarily by favorable accounts payable changes and lower pension contributions in 2012, partially offset by unfavorable changes in inventory and higher income tax payments and interest paid in 2012.

Net cash flows from investing activities decreased $114 million in 2012, compared with 2011 primarily due to proceeds from the sale of the Lane business during 2011, partially offset by higher capital expenditures for American Snuff’s facility expansion projects in 2011.

Net cash flows used in financing activities decreased $743 million in 2012, compared with the prior-year period. This decrease in usage was the result of the receipt of cash from the issuance of debt, partially offset by an increase in the comparable quarterly common stock dividend, higher debt repayments in 2012 and higher stock repurchases in 2012. Additionally, the 2011 period benefitted from the receipt of cash from the termination of interest rate swaps.

2011 Compared with 2010

Net cash flows from operating activities increased $155 million in 2011, compared with 2010. This change was driven by lower pension contributions in 2011, partially offset by higher income tax payments and litigation bonds in 2011.

Net cash flows from investing activities increased $186 million in 2011, compared with 2010 primarily due to proceeds from the sale of the Lane business during 2011, partially offset by higher capital expenditures for American Snuff’s facility expansion projects.

Net cash flows used in financing activities increased $365 million in 2011, compared with the prior-year period. This increase was the result of an increase in the comparable quarterly common stock dividend, a higher debt payment in 2011, and stock repurchases, partially offset by the receipt of cash from the termination of interest rate swaps.

Borrowing Arrangements

RAI and RJR Notes

As of December 31, 2012, the principal amount of RAI’s and RJR’s outstanding notes was $5.0 billion, with maturity dates ranging from 2013 to 2042. RAI, at its option, may redeem any or all of its outstanding notes, in whole or in part at any time, subject to the payment of a make-whole premium. RJR’s 9.25% notes due in 2013, $60 million in principal amount of which was outstanding as of December 31, 2012, are not redeemable.

On June 1, 2012, RAI repaid $450 million in principal of debt due in 2012 from the proceeds of the Term Loan described below. In addition, in June 2012, RJR prepaid the remaining insignificant amount of RJR’s guaranteed, unsecured long-term debt due in 2015. See Item 8, note 12 to consolidated financial statements for more information on these notes.

In October 2012, RAI completed the sale of $2.55 billion in aggregate principal amount of senior notes, consisting of $450 million of 1.05% senior notes due October 30, 2015, $1.1 billion of 3.25% senior notes due November 1, 2022 and $1 billion of 4.75% senior notes due November 1, 2042. The net proceeds from the offering were used to prepay in full the principal balance of the Term Loan, together with accrued interest. A portion of the proceeds also was used in December 2012 to pay the redemption price of $625 million aggregate principal amount of RAI’s outstanding 7.25% notes due in 2013.

See Item 8, note 12 to consolidated financial statements for additional information on Long-Term Debt.

Credit Agreement

On July 29, 2011, RAI entered into a Credit Agreement with a syndicate of lenders, providing for a four-year $750 million senior unsecured revolving credit facility, which may be increased to $1 billion at the discretion of the lenders upon the request of RAI. This agreement replaced RAI’s Fifth Amended and Restated Credit Agreement, dated as of June 28, 2007, as amended. The obligations of RAI under the Credit Agreement are unsecured. Certain of RAI’s subsidiaries, including its Material Subsidiaries, as defined in the Credit Agreement, have guaranteed, on an unsecured basis, RAI’s obligations under the Credit Agreement.

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

Term Loans

On February 24, 2012, RAI entered into a term loan, referred to as the Term Loan, with a syndicate of lenders, providing for an unsecured, delayed draw term loan facility, with a maximum borrowing capacity of up to $750 million. On April 11, 2012, RAI borrowed the entire $750 million under the Term Loan. RAI repaid the balance of the Term Loan in 2012. See Item 8, note 11 to consolidated financial statements for additional information on the Term Loan.

In February 2013, RAI executed a commitment letter with certain lenders, pursuant to which RAI expects to enter into, in the first half of 2013, a new unsecured delayed draw term loan facility with an anticipated maximum aggregate borrowing amount of up to $500 million. It is expected that this new term loan will mature in December 2013, and will have covenants substantially similar to those in the Term Loan and the Credit Agreement. The completion of the new term loan is subject to, among other customary conditions, securing sufficient loan commitments from lenders, and the negotiation and execution of final credit documentation. There is no assurance that the conditions to completing the new term loan will be satisfied. RAI anticipates using the proceeds of the new term loan for general corporate purposes.

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

RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness for the year ended December 31, 2012.

Dividends

On February 7, 2013, RAI’s board of directors declared a quarterly cash dividend of $0.59 per common share. The dividend will be paid on April 1, 2013, to shareholders of record as of March 8, 2013. On an annualized basis, the dividend rate is $2.36 per common share. The current dividend reflects RAI’s policy of paying dividends to the holders of RAI common stock in an aggregate amount that is approximately 80% of RAI’s annual consolidated net income.

Stock Repurchases

On November 14, 2011, the board of directors of RAI authorized the repurchase, from time to time on or before mid-2014, of up to $2.5 billion of outstanding shares of RAI common stock in open-market or privately negotiated transactions.

During the year ended December 31, 2012, RAI repurchased and cancelled 24,944,233 shares of RAI common stock for $1.1 billion under the above share repurchase program. As of December 31, 2012, RAI had repurchased and cancelled 31,720,870 shares of RAI common stock for $1.3 billion under the above share repurchase program.

Additionally, during 2012, at a cost of $39 million, RAI purchased 921,646 shares that were cancelled with respect to tax liabilities associated with restricted stock units vesting under its LTIP. See Item 8, note 14 to consolidated financial statements for additional information on stock repurchases.

Capital Expenditures

RAI’s operating subsidiaries’ recorded cash capital expenditures of $88 million, $190 million and $174 million in 2012, 2011 and 2010, respectively. Of the 2012 amount, $36 million related to RJR Tobacco, $24 million related to American Snuff and $4 million related to Santa Fe. During 2013, capital expenditures, primarily on non-discretionary business requirements, are planned to be $60 million to $70 million for RJR Tobacco, $15 million to $25 million for American Snuff and $4 million to $9 million for Santa Fe. In 2013, RAI’s other operating subsidiaries also plan to make additional investments to support expansion of the VUSE e-cigarette. Capital expenditures are funded primarily by cash flows from operations. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of December 31, 2012.

Retirement Benefits

RAI assessed the asset allocation and investment strategy of its pension plans and is phasing in appropriate changes to balance funded status, interest rate risk and asset returns. These changes will reduce the pension fund’s exposure to equities and increase exposure to fixed income. As a result of changes to the asset allocation and investment strategy, RAI lowered the expected long-term return on pension assets, referred to as the ELTRA, to 7.00% in 2012, from 7.75% in 2011 and will further lower it to 6.70% in 2013. The ELTRA, asset allocation, current asset performance and the discount rate may impact the funded status of RAI’s pension plans. As a result, to improve the funded status, RAI contributed $110 million to the pension assets in 2012.

In 2013, RAI plans to contribute $110 million to its pension plans and $65 million to its postretirement plans.

RAI’s fixed income exposure includes debt securities issued by European countries whose S&P credit rating is AA+ or below and also debt securities issued by other entities domiciled in those same countries. The countries include France, Belgium, Spain, Ireland, Italy, Russia, Poland and Austria. RAI’s net exposure to this group of countries is 4.2%, which is comprised of 1.4% in sovereign bonds and 2.8% in corporate bonds. Italy is RAI’s single largest net exposure at 1.6%.

Income Taxes

At December 31, 2012, RAI had a net deferred tax asset of $447 million. RAI has determined that a valuation allowance of $33 million is required to fully offset a deferred tax asset related to the federal capital loss carryforward resulting from the sale of Lane. RAI believes it is unlikely that this deferred tax asset will be realized through the expected generation of future net capital gains. No valuation allowance has been provided on other deferred tax assets as RAI believes it is more likely than not that all of such deferred tax assets will be realized through the expected generation of future taxable income.

Litigation and Settlements

As discussed in Item 8, note 13 to consolidated financial statements, various legal proceedings or claims, including litigation claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, and seeking damages in amounts ranging into the hundreds of millions or even billions of dollars, are pending or may be instituted against RJR Tobacco, American Snuff Co. or their affiliates, including RAI or RJR, or indemnitees, including B&W. Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of December 31, 2012, RJR Tobacco had paid approximately $118 million since January 1, 2010, related to unfavorable smoking and health litigation judgments and $139 million related to an unfavorable medical monitoring and smoking cessation case.

In particular, in Engle v. R. J. Reynolds Tobacco Co., the Florida Supreme Court issued a ruling in 2006 that, while determining that the case could not proceed further as a class action, permitted members of the Engle class to file individual claims, including claims for punitive damages, through January 11, 2008. RJR Tobacco refers to these cases as the Engle Progeny cases. RJR Tobacco had been served, as of December 31, 2012, in 5,756 of these cases on behalf of approximately 6,937 plaintiffs. The Engle Progeny cases have resulted and will continue to result in increased litigation and trial activity and increased expenses. For a more complete description of the Engle Progeny cases, see “— Litigation Affecting the Cigarette Industry — Overview” and “— Engle and Engle Progeny Cases” in Item 8, note 13 to consolidated financial statements.

Also, the consolidated action, In re: Tobacco Litigation Individual Personal Injury Cases, is pending in West Virginia, against both RJR Tobacco and B&W. This case consists of 564 plaintiffs and will be tried in a single proceeding. After mistrials in 2010 and 2011, the court scheduled a new trial for April 15, 2013. For a more complete description of this case, see “— Litigation Affecting the Cigarette Industry — West Virginia IPIC” in Item 8, note 13 to consolidated financial statements.

RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular claim concerning the use of smokeless tobacco against American Snuff Co., when viewed on an individual case-by-case basis, is not probable or estimable. RAI and its subsidiaries believe that they have valid bases for appeal of adverse verdicts against them and have valid defenses to all actions and intend to defend all actions vigorously. Nonetheless, the possibility of material losses related to tobacco litigation is more than remote. Litigation is subject to many uncertainties, and generally it is not possible to predict the outcome of the litigation pending against RJR Tobacco, American Snuff Co. or their affiliates or indemnitees, or to reasonably estimate the amount or range of any possible loss. Moreover, notwithstanding the quality of defenses available to it and its affiliates in tobacco-related litigation matters, it is possible that RAI’s consolidated results of operations, cash flows or financial position could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters or difficulties in obtaining the bonds required to stay execution of judgments on appeal.

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

RJR Tobacco and certain of the other PMs under the MSA are currently involved in litigation with the settling states with respect to the availability for certain market years of a downward adjustment to the annual MSA settlement payment obligation, known as the NPM Adjustment. RJR Tobacco has disputed a total of $4.3 billion for the years 2003 through 2011.

On November 14, 2012, RJR Tobacco, certain other PMs and certain settling states entered into a Term Sheet that set forth terms on which accrued and potential NPM Adjustment claims for 2003 through 2014 could be resolved. The Term Sheet also set forth a restructured NPM Adjustment process to be applied on a going-forward basis, starting with the 2013 volume year. The Term Sheet was provided to all of the settling states for their review and consideration. For more information related to this litigation and its potential resolution, see “—Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements — Enforcement and Validity” in Item 8, note 13 to consolidated financial statements.

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

The 2009 federal excise tax increase on tobacco products increased taxes on ready-made cigarettes, such as those made by RJR Tobacco, at a much higher rate than taxes on loose tobacco. As a result of that tax disparity, the number of retailers selling loose tobacco and operating RYO machines, allowing consumers to convert the loose tobacco into finished cigarettes, greatly increased following the 2009 federal tax hike on tobacco products. On July 6, 2012, President Obama signed into law a provision classifying retailers which operate RYO machines as cigarette manufacturers, and thus requiring those retailers to pay the same tax rate as other cigarette manufacturers.

All states and the District of Columbia currently impose cigarette excise taxes at levels ranging from $0.17 per pack in Missouri to $4.35 per pack in New York. As of December 31, 2012, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $1.28, compared with the 12-month rolling average of $1.22 as of December 31, 2011. During 2012, two states, Illinois and Rhode Island, passed cigarette excise tax increases, and a number of other states are considering an increase in their cigarette excise taxes for 2013. Certain city and county governments, such as New York and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions.

Forty-nine states and the District of Columbia also subject smokeless tobacco to excise taxes, and the Commonwealth of Pennsylvania, the singular exception, may consider such a tax during its 2013 legislative session. As of December 31, 2012,

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

Legislation to convert from an ad valorem to a weight-based tax on moist snuff was introduced in several states in 2012 and one state, Illinois, adopted such a change effective January 1, 2013. During 2012, two states, Maryland and Illinois, adopted legislation increasing their respective taxes on smokeless tobacco products, and other states may adopt such increases during their 2013 legislative sessions.

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

•

on June 22, 2011, the FDA issued a final regulation for the imposition of larger, graphic health warnings on cigarette packaging and advertising, which was scheduled to take effect September 22, 2012, but the FDA is currently enjoined from enforcing such regulation. For more information concerning this matter, see “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments — FDA Litigation” in Item 8, note 13 to consolidated financial statements;

•	on July 5, 2011, the FDA issued a final regulation setting forth a process by which manufacturers may seek an exemption to the substantial equivalence review process for tobacco additive changes;

•

on August 16, 2011, the FDA announced that it would inspect every domestic establishment that manufactured cigarettes, cigarette tobacco, roll-your-own tobacco or smokeless tobacco products once in a two-year cycle beginning on October 1, 2011; and

•

on March 30, 2012, the FDA issued draft guidance on: (1) the reporting of harmful and potentially harmful constituents in tobacco products and tobacco smoke pursuant to Section 904(a)(3) of the FDA Tobacco Act, and (2) preparing and submitting applications for modified risk tobacco products pursuant to Section 911 of the FDA Tobacco Act.

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

A “Center for Tobacco Products” has been established within the FDA, funded through quarterly user fees that will be assessed against tobacco product manufacturers and importers based on market share. The total amount of user fees to be collected over the first ten years will be approximately $5.4 billion. The expense related to the FDA user fees of RAI’s operating companies for 2012 was $122 million.

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

In July 2007, the State of Maine became the first state to enact a statute that prohibits the sale of cigarettes and cigars that have a characterizing flavor. The legislation defines characterizing flavor as “a distinguishable taste or aroma that is imparted to tobacco or tobacco smoke either prior to or during consumption, other than a taste or aroma from tobacco, menthol, clove, coffee, nuts or peppers.” In October 2008, the State of New Jersey passed a similar ban on flavored cigarettes with a similar definition of characterizing flavor but excluding only tobacco, menthol or clove. Additionally, New Jersey extended the ban not only to whether the product itself has a characterizing flavor as part of the aroma of the product or smoke, but also if the product was marketed or advertised as producing such a flavor, taste or aroma. During 2009, New York City passed legislation that bans characterizing flavors in tobacco products other than cigarettes beginning on February 25, 2010. An exemption applies if the characterizing flavor is tobacco, menthol, mint or wintergreen. The New York City rule is the subject of a pending federal court challenge by certain industry participants, on the basis that the local law is preempted by the FDA Tobacco Act and violates the Commerce Clause of the U.S. Constitution. A federal court upheld the ban in November 2011; the case is currently on appeal. In January 2012, the City of Providence, Rhode Island enacted a similar ban on characterizing flavors in tobacco products other than cigarettes, with an exemption for tobacco, menthol, mint or wintergreen. Unlike previous bans, Providence included in its definition of characterizing flavors “concepts such as spicy, arctic, ice, cool, warm, hot, mellow, fresh, and breeze.” In December 2012, a federal court upheld most of the ban, but struck down the “concepts” portion of the ban. The plaintiffs, RJR Tobacco and other industry participants, have appealed. In December 2012, Florida’s Wakulla County enacted an ordinance banning characterizing flavors in all tobacco products with an exemption only for tobacco or menthol. Similar bills banning characterizing flavors in tobacco products are pending in other states.

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

RJR Tobacco expects to benefit from certain state legislative activity aimed at leveling the playing field between “PMs” under the MSA and “nonparticipating manufacturers” under the MSA, referred to as NPMs. Forty-six states have passed legislation to ensure NPMs are making required escrow payments. Under this legislation, a state would only permit distribution of brands by manufacturers who are deemed by the states to be MSA-compliant. Failure to make escrow payments could result in the loss of an NPM’s ability to sell tobacco products in a respective state.

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

Finally, five states, Alaska, Michigan, Minnesota, Mississippi and Utah, have enacted “equity assessments” on NPMs’ products. This legislative initiative has not been endorsed by NAAG.

Thirty-nine states by statute or court rule have limited, in at least some circumstances, the amount of the bond required to stay execution of an adverse judgment pending an appeal in state court. The limitation on the amount of such bonds ranges generally from $1 million to $150 million. In five other states and Puerto Rico, the filing of a notice of appeal automatically stays the judgment of the trial court.

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

Tobacco Buyout Legislation

For information relating to tobacco buyout legislation, see “—Tobacco Buyout Legislation and Related Litigation” in Item 8, note 13 to consolidated financial statements.

Other Contingencies

For information relating to other contingencies of RAI, RJR, RJR Tobacco, American Snuff Co. and SFNTC, see “—Other Contingencies” in Item 8, note 13 to consolidated financial statements.

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

•

decreased sales resulting from the future issuance of “corrective communications,” required by the order in the United States v. Phillip Morris USA, Inc., on five subjects, including smoking and health, and addiction;

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

•	the substantial amount of RAI debt;

•	the credit ratings of RAI;

•	any restrictive covenants imposed under RAI’s debt agreements;

•	the possibility of natural or man-made disasters or other disruptions that may adversely affect manufacturing or other operations and other facilities;

•	the significant ownership interest of B&W, RAI’s largest shareholder, in RAI and the rights of B&W under the governance agreement between the companies;

•	the expiration of the standstill provisions of the governance agreement on July 30, 2014;

•	a termination of the governance agreement or certain provisions of it in accordance with its terms, including the limitations on B&W’s representation on RAI’s Board and its board committees;

•	RAI’s shareholder rights plan (which, generally, will expire on July 30, 2014) not applying to BAT except in limited circumstances; and,

•	the expiration of the non-competition agreement between RAI and BAT in 2014.

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

The table below provides information, as of December 31, 2012, about RAI’s financial instruments that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates for the years ending December 31:

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value(1)
Investments:
Variable Rate	$2,113	$—	$—	$—	$63	$—	$2,176	$2,176
Average Interest Rate	0.1%	—	—	—	2.4%	—	0.1%	—
Fixed-Rate	—	—	—	—	—	$7	$7	$7
Average interest rate(2)	—	—	—	—	—	4.7%	4.7%	—
Debt:
Fixed-Rate	$60	$—	$650	$775	$700	$2,800	$4,985	$5,536
Average Interest Rate(2)	9.3%	—	3.0%	7.6%	6.8%	4.8%	5.3%	—

(1)	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted fair values.

(2)	Based upon coupon interest rates for fixed-rate indebtedness.

RAI’s exposure to foreign currency transactions was not material to results of operations for the year ended December 31, 2012, but may become material in future periods in relation to activity associated with RAI’s international operations. RAI currently has no hedges for its exposure to foreign currency.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Reynolds American Inc.:

We have audited the accompanying consolidated balance sheets of Reynolds American Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reynolds American Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Reynolds American Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 12, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Greensboro, North Carolina

February 12, 2013

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

Management conducted an evaluation of the effectiveness of RAI’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that RAI’s system of internal control over financial reporting was effective as of December 31, 2012.

KPMG LLP, independent registered public accounting firm, has audited RAI’s consolidated financial statements and issued an attestation report on RAI’s internal control over financial reporting as of December 31, 2012.

Dated: February 12, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Reynolds American Inc.:

We have audited Reynolds American Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Reynolds American Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Reynolds American Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Reynolds American Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 12, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Greensboro, North Carolina

February 12, 2013

REYNOLDS AMERICAN INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions, Except Per Share Amounts)

	For the Years Ended December 31,
	2012	2011	2010
Net sales(1)	$7,962	$8,062	$8,170
Net sales, related party	342	479	381

Net sales	8,304	8,541	8,551
Costs and expenses:
Cost of products sold(1)	4,321	4,464	4,544
Selling, general and administrative expenses	1,470	1,606	1,480
Amortization expense	21	24	25
Trademark and other intangible asset impairment charges	129	48	6
Restructuring charge	149	—	—
Asset impairment and exit charges	—	—	38
Goodwill impairment charge	—	—	26

Operating income	2,214	2,399	2,432
Interest and debt expense	234	221	232
Interest income	(7)	(11)	(12)
Other expense, net	34	3	7

Income from continuing operations before income taxes	1,953	2,186	2,205
Provision for income taxes	681	780	868

Income from continuing operations	1,272	1,406	1,337
Losses from discontinued operations, net of tax	—	—	(216)

Net income	$1,272	$1,406	$1,121

Basic income per share:
Income from continuing operations	$2.25	$2.41	$2.29
Losses from discontinued operations	—	—	(0.37)

Net income	$2.25	$2.41	$1.92

Diluted income per share:
Income from continuing operations	$2.24	$2.40	$2.29
Losses from discontinued operations	—	—	(0.37)

Net income	$2.24	$2.40	$1.92

Dividends declared per share	$2.33	$2.15	$1.84

(1)	Excludes excise taxes of $3,923 million, $4,107 million and $4,340 million for the years ended December 31, 2012, 2011 and 2010, respectively.

See Notes to Consolidated Financial Statements

REYNOLDS AMERICAN INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Millions)

	For the Years Ended December 31,
	2012	2011	2010
Net income	$1,272	$1,406	$1,121
Other comprehensive income (loss), net of tax:
Retirement benefits, net of tax expense (benefit) (2012 — $45; 2011 — $(95); 2010 — $(102))	65	(144)	(78)
Unrealized gain (loss) on long-term investments, net of tax expense (benefit) (2012 — $5; 2011 — $(6); 2010 — $13)	7	(12)	21
Realized loss on hedging instruments, net of tax benefit (2012 — $9)	(14)	—	—
Cumulative translation adjustment and other, net of tax benefit (2012 — $3; 2011 — $4; 2010 — $10)	13	(8)	(8)

Comprehensive income	$1,343	$1,242	$1,056

See Notes to Consolidated Financial Statements

REYNOLDS AMERICAN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	For the Years Ended December 31,
	2012	2011	2010
Cash flows from (used in) operating activities:
Net income	$1,272	$1,406	$1,121
Losses from discontinued operations, net of tax	—	—	216
Adjustments to reconcile to net cash flows from (used in) continuing operating activities:
Depreciation and amortization	131	138	151
Asset impairment and exit charges, net of cash payments	—	—	37
Restructuring charge, net of cash payments	109	(35)	(51)
Trademark and other intangible asset impairment charges	129	48	6
Goodwill impairment charge	—	—	26
Loss on early extinguishment of debt	21	—	—
Deferred income tax expense (benefit)	(44)	100	187
Other changes that provided (used) cash:
Accounts and other receivables	11	12	(3)
Inventories	(17)	88	164
Related party, net	5	(32)	45
Accounts payable	74	(66)	(17)
Accrued liabilities, including income taxes and other working capital	(174)	10	(64)
Litigation bonds	31	(35)	(21)
Tobacco settlement	(40)	(58)	(22)
Pension and postretirement	129	(165)	(715)
Other, net	(69)	9	205

Net cash flows from operating activities	1,568	1,420	1,265

Cash flows from (used in) investing activities:
Capital expenditures	(88)	(190)	(174)
Proceeds from termination of joint venture	30	32	28
Net proceeds from sale of business	—	202	—
Other, net	4	16	20

Net cash flows from (used in) investing activities	(54)	60	(126)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,307)	(1,212)	(1,049)
Repurchase of common stock	(1,101)	(282)	(5)
Excess tax benefit on stock-based compensation plans	39	1	2
Principal borrowings under term loan credit facility	750	—	—
Repayments of term loan credit facility	(750)	—	—
Proceeds from issuance of long-term debt, net of issuance costs	2,539	—	—
Repayments of long-term debt	(1,076)	(400)	(300)
Debt issuance costs	(22)	(7)	—
Payment to settle forward starting interest rate contracts	(23)	—	—
Proceeds from termination of interest rate swaps	—	186	—
Other, net	(20)	—	3

Net cash flows used in financing activities	(971)	(1,714)	(1,349)

Effect of exchange rate changes on cash and cash equivalents	3	(5)	(11)

Net cash flow related to discontinued operations, net of tax benefit	—	—	(307)

Net change in cash and cash equivalents	546	(239)	(528)
Cash and cash equivalents at beginning of year	1,956	2,195	2,723

Cash and cash equivalents at end of year	$2,502	$1,956	$2,195

Income taxes paid, net of refunds	$785	$694	$573
Interest paid, net of capitalized interest (2011 — $3; 2010 — $3)	$249	$232	$231

See Notes to Consolidated Financial Statements

REYNOLDS AMERICAN INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$2,502	$1,956
Accounts receivable	87	101
Accounts receivable, related party	61	67
Notes receivable	35	33
Other receivables	16	13
Inventories	984	967
Deferred income taxes, net	908	945
Prepaid expenses and other	219	225

Total current assets	4,812	4,307
Property, plant and equipment, at cost:
Land and land improvements	93	91
Buildings and leasehold improvements	758	748
Machinery and equipment	1,758	1,756
Construction-in-process	46	90

Total property, plant and equipment	2,655	2,685
Less accumulated depreciation	1,618	1,615

Property, plant and equipment, net	1,037	1,070
Trademarks and other intangible assets, net of accumulated amortization (2012 — $717; 2011 — $696)	2,455	2,602
Goodwill	8,011	8,010
Other assets and deferred charges	242	265

	$16,557	$16,254

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$187	$113
Tobacco settlement accruals	2,489	2,530
Due to related party	1	2
Deferred revenue, related party	42	42
Current maturities of long-term debt	60	457
Other current liabilities	990	1,132

Total current liabilities	3,769	4,276
Long-term debt (less current maturities)	5,035	3,206
Deferred income taxes, net	461	511
Long-term retirement benefits (less current portion)	1,821	1,759
Other noncurrent liabilities	214	251
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2012 — 552,940,767; 2011 — 576,135,199)	—	—
Paid-in capital	7,275	8,293
Accumulated deficit	(1,707)	(1,660)
Accumulated other comprehensive loss — (Defined benefit pension and postretirement plans: 2012 — $(265) and 2011 — $(330), net of tax)	(311)	(382)

Total shareholders’ equity	5,257	6,251

	$16,557	$16,254

See Notes to Consolidated Financial Statements

REYNOLDS AMERICAN INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in Millions, Except Per Share Amounts)

	Common Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2009	$—	$8,498	$(1,847)	$(153)	$6,498
Net income	—	—	1,121	—	1,121
Retirement benefits, net of $102 tax benefit	—	—	—	(78)	(78)
Unrealized gain on investments, net of $13 tax expense	—	—	—	21	21
Cumulative translation adjustment and other, net of $10 tax benefit	—	—	—	(8)	(8)
Dividends — $1.84 per share	—	—	(1,081)	—	(1,081)
Equity incentive award plan and stock-based compensation	—	40	—	—	40
Common stock repurchased	—	(5)	—	—	(5)
Excess tax benefit on stock-based compensation plans	—	2	—	—	2

Balance at December 31, 2010	—	8,535	(1,807)	(218)	6,510
Net income	—	—	1,406	—	1,406
Retirement benefits, net of $95 tax benefit	—	—	—	(144)	(144)
Unrealized loss on investments, net of $6 tax benefit	—	—	—	(12)	(12)
Cumulative translation adjustment and other, net of $4 tax benefit	—	—	—	(8)	(8)
Dividends — $2.15 per share	—	—	(1,259)	—	(1,259)
Equity incentive award plan and stock-based compensation	—	39	—	—	39
Common stock repurchased	—	(282)	—	—	(282)
Excess tax benefit on stock-based compensation plans	—	1	—	—	1

Balance at December 31, 2011	—	8,293	(1,660)	(382)	6,251
Net income	—	—	1,272	—	1,272
Retirement benefits, net of $45 tax expense	—	—	—	65	65
Unrealized gain on investments, net of $5 tax expense	—	—	—	7	7
Realized loss on hedging instruments, net of $9 tax benefit	—	—	—	(14)	(14)
Cumulative translation adjustment and other, net of $3 tax benefit	—	—	—	13	13
Dividends — $2.33 per share	—	—	(1,319)	—	(1,319)
Equity incentive award plan and stock-based compensation	—	44	—	—	44
Common stock repurchased	—	(1,101)	—	—	(1,101)
Excess tax benefit on stock-based compensation plans	—	39	—	—	39

Balance at December 31, 2012	$—	$7,275	$(1,707)	$(311)	$5,257

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

RAI’s reportable operating segments are RJR Tobacco, American Snuff and Santa Fe. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The American Snuff segment consists of the primary operations of American Snuff Co. and, prior to its sale, Lane, Limited, referred to as Lane. The Santa Fe segment consists of the primary operations of SFNTC. Niconovum AB, a marketer of nicotine replacement therapy products in Sweden under the ZONNIC brand name, among other RAI subsidiaries, is included in All Other. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.

As a result of the B&W business combination, Lane became a wholly owned subsidiary of RAI. On February 28, 2011, RAI completed the sale of all of the capital stock of Lane and certain other assets related to the Lane operations, to an affiliate of Scandinavian Tobacco Group A/S, referred to as STG, for net proceeds of $202 million in cash. The results of operations of the disposal group were included through February 28, 2011, in income from continuing operations in the American Snuff segment.

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

Investments

Marketable securities are classified as available-for-sale and are carried at fair value. RAI reviews these investments on a quarterly basis to determine if it is probable that RAI will realize some portion of the unrealized loss and to determine the classification of the impairment as temporary or other-than-temporary. For those securities that RAI does not intend to sell and it is more likely than not that RAI will not be required to sell the securities prior to recovery, RAI recognizes the credit loss component of an other-than-temporary impairment in earnings, and recognizes the noncredit component in accumulated other comprehensive loss. All losses deemed to be other than temporarily impaired are recorded in earnings.

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

RAI formally assesses at inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item, and formally designates as a hedge those derivatives that qualify for hedge accounting. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, RAI will discontinue hedge accounting prospectively. Any unrecognized gain or loss will be deferred and recognized into income as the formerly hedged item is recognized in earnings. At December 31, 2012 and 2011, RAI had no derivative instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Software Costs

Computer software and software development costs incurred in connection with developing or obtaining computer software for internal use that has an extended useful life are capitalized. These costs are amortized over their estimated useful life, which is typically five years or less. During 2012 and 2011, software costs of $12 million and $24 million, respectively, were capitalized or included in construction-in-process. At each of December 31, 2012 and 2011, the unamortized balance was $55 million and $64 million, respectively. Software amortization expense was $21 million, $24 million and $30 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Cost of Products Sold

Cost of products sold includes the expenses for the Master Settlement Agreement, referred to as the MSA, and other settlement agreements with the states of Mississippi, Florida, Texas and Minnesota, which together with the MSA are collectively referred to as the State Settlement Agreements; the federal tobacco quota buyout; and the user fees charged by the U.S. Food and Drug Administration, referred to as the FDA; which were as follows for the years ended December 31:

	2012	2011	2010
State Settlement Agreements	$2,370	$2,435	$2,496
Federal tobacco quota buyout	218	229	243
FDA user fees	122	120	75

Advertising

Advertising costs, which are expensed as incurred, were $72 million, $65 million and $72 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Research and Development

Research and development costs, which are expensed as incurred, were $62 million, $69 million and $71 million for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

RAI accounts for uncertain tax positions which require that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

Stock-Based Compensation

Stock-based compensation expense is recognized for all forms of share-based payment awards, including shares issued to employees under restricted stock units.

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

Actuarial gains or losses are annual changes in the amount of either the benefit obligation or the fair value of plan assets resulting from experience different from that assumed or from changes in assumptions. Differences between actual results and actuarial assumptions are accumulated and recognized in the year in which they occur as a mark-to-market adjustment, referred to as an MTM adjustment, to the extent such net gains and losses are in excess of 10% of the greater of the fair value of plan assets or the plan’s projected benefit obligation, referred to as the corridor. Actuarial gains and losses outside the corridor are recognized annually as of December 31 or when the plans are remeasured during an interim period.

Prior service costs of pension expense, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the average remaining service period for active employees, or average remaining life expectancies for inactive employees if most of the plan obligations are due to inactive employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2011, the FASB issued amended guidance which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders’ equity. The guidance was effective for fiscal years, and interim periods within those years, beginning January 1, 2012. In December 2011, the FASB deferred the changes related to the presentation of reclassification adjustments. The adoption of the amendment had no impact on RAI’s results of operations, cash flows or financial position.

In September 2011, the FASB issued amended guidance that permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the current two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The guidance was effective for RAI for interim and annual reporting periods beginning January 1, 2012, and its adoption had no impact on RAI’s results of operations, cash flows or financial position.

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued amended guidance that permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. If an entity concludes that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it is not required to perform the quantitative impairment test for that asset. The FASB issued similar guidance for testing goodwill for impairment in September 2011. The guidance is effective for RAI for annual and interim periods beginning after January 1, 2013, and will have no impact on RAI’s results of operations, cash flows or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Fair Value Measurement

Fair Value of Financial Assets

Financial assets carried at fair value as of December 31, 2012, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$2,100	$—	$—	$2,100
Other assets and deferred charges:
Auction rate securities	—	—	70	70
Mortgage-backed security	—	—	13	13
Marketable equity security	4	—	—	4

Financial assets carried at fair value as of December 31, 2011, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$1,473	$—	$—	$1,473
Other assets and deferred charges:
Auction rate securities	—	—	63	63
Mortgage-backed security	—	—	12	12
Marketable equity security	5	—	—	5
Assets held in grantor trusts	1	—	—	1

There were no transfers between the levels during the years ended December 31, 2012 and 2011.

RAI has investments in auction rate securities linked to corporate credit risk, investments in auction rate securities related to financial insurance companies, an investment in a mortgage-backed security and an investment in a marketable equity security. The unrealized gains and losses, net of tax, were included in accumulated other comprehensive loss in RAI’s consolidated balance sheets as of December 31, 2012 and 2011. The realized losses were recorded in other expense, net in RAI’s consolidated statement of income for the year ended December 31, 2010. The funds associated with the auction rate securities will not be accessible until a successful auction occurs or a buyer is found.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

RAI determined the change in the fair value of the investment in a marketable equity security using quoted market prices as of December 31, 2012.

Financial assets classified as Level 3 investments were as follows:

	December 31, 2012			December 31, 2011
	Cost	Gross Unrealized Loss(1)	Estimated Fair Value	Cost	Gross Unrealized Loss(1)	Estimated Fair Value
Auction rate securities	$99	$(29)	$70	$99	$(36)	$63
Mortgage-backed security	22	(9)	13	25	(13)	12

	$121	$(38)	$83	$124	$(49)	$75

(1)	Unrealized losses, net of tax, are reported in accumulated other comprehensive loss in RAI’s consolidated balance sheets as of December 31, 2012 and 2011.

The changes in the Level 3 investments during 2012 were as follows:

	Auction Rate Securities
	Cost	Gross Gain (Loss)	Estimated Fair Value
Balance as of January 1, 2012	$99	$(36)	$63
Unrealized gain	—	7	7

Balance as of December 31, 2012	$99	$(29)	$70

	Mortgage-Backed Security
	Cost	Gross Gain (Loss)	Estimated Fair Value
Balance as of January 1, 2012	$25	$(13)	$12
Unrealized gain	—	4	4
Redemptions	(3)	—	(3)

Balance as of December 31, 2012	$22	$(9)	$13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Nonfinancial Assets

The fair value of the trademarks measured on a nonrecurring basis, classified as Level 3, represent certain trademarks, for which impairment during the fourth quarter of 2012 reduced their book value to fair value. The fair value determinations utilized an income approach model and were based on a discounted cash flow valuation model under a relief from royalty methodology. This approach utilized unobservable factors, such as royalty rate, projected revenues and a discount rate, applied to the estimated cash flows. The determination of the discount rate was based on a cost of equity model, using a risk-free rate, adjusted by a stock beta-adjusted risk premium and a size premium.

Nonfinancial assets measured at fair value on a nonrecurring basis were as follows:

	Level 1	Level 2	Level 3	Total	Total Loss
Trademarks, November 30, 2012	$—	$—	$373	$373	$(82)

Fair Value of Debt

The estimated fair value of RAI’s and RJR’s outstanding debt, in the aggregate, was $5.5 billion and $4.0 billion with an effective average annual interest rate of approximately 4.7% and 5.9%, as of December 31, 2012 and 2011, respectively. The fair values are based on available market quotes, credit spreads and discounted cash flows, as appropriate.

Interest Rate Management

From time to time, RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their respective debt obligations. In 2009, RAI and RJR entered into offsetting floating to fixed interest rate swap agreements in the notional amount of $1.5 billion with maturity dates ranging from June 1, 2012 to June 15, 2017. The floating to fixed interest rate swap agreements were entered into with the same financial institution that held a notional amount of $1.5 billion of fixed to floating interest rate swaps. As a result of these actions, at December 31, 2012, RAI had economically decreased the fixed rate on $1.1 billion of debt to a fixed rate of interest of approximately 4.1%.

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

In May 2012, RAI entered into forward starting interest rate contracts with an aggregate notional amount of $1 billion. RAI designated those derivatives as cash flow hedges of a future debt issuance and they were determined to be highly effective at inception. The forward starting interest rate contracts mitigated RAI’s exposure to changes in the benchmark interest rate from the date of inception until the date of the forecasted transaction. On October 31, 2012, RAI completed the sale of $2.55 billion in aggregate principal amount of senior notes, consisting of $450 million of 1.05% senior notes due October 30, 2015, $1.1 billion of 3.25% senior notes due November 1, 2022 and $1 billion of 4.75% senior notes due November 1, 2042. The forward starting interest rate contracts were terminated, and $23 million in associated losses were settled with cash payments to the counterparties. These losses were recorded in accumulated other comprehensive loss in the consolidated balance sheet as of December 31, 2012, and will be amortized over the life of the related debt. An insignificant portion of the loss was deemed to be ineffective and recorded in the consolidated statements of income for the year ended December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortization of the net gain (loss) upon termination of derivative instruments impacted the consolidated statements of income for the years ended December 31 as follows:

	2012	2011	2010
Interest and debt income	$(32)	$(47)	$(48)
Other expense (income), net	—	4	(3)

Note 3 — Intangible Assets

The changes in the carrying amounts of goodwill by segment were as follows:

	RJR Tobacco	American Snuff	Santa Fe	All Other	Consolidated
Balance as of December 31, 2009
Goodwill	$9,065	$2,650	$197	$38	$11,950
Less: Accumulated impairment charges	(3,763)	(2)	—	—	(3,765)

Net goodwill balance as of December 31, 2009	5,302	2,648	197	38	8,185

2010 Activity
Reclassified as held for sale	—	(149)	—	—	(149)
Impairment charge	—	(26)	—	—	(26)

	—	(175)	—	—	(175)

Balance as of December 31, 2010 and 2011
Goodwill	9,065	2,501	197	38	11,801
Less: Accumulated impairment charges	(3,763)	(28)	—	—	(3,791)

Net goodwill balance as of December 31, 2010 and 2011	5,302	2,473	197	38	8,010

2012 Activity
Foreign currency translation	—	—	—	1	1
Balance as of December 31, 2012
Goodwill	9,065	2,501	197	39	11,802
Less: Accumulated impairment charges	(3,763)	(28)	—	—	(3,791)

Net goodwill balance as of December 31, 2012	$5,302	$2,473	$197	$39	$8,011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amounts of indefinite-lived intangible assets by segment not subject to amortization were as follows:

	RJR Tobacco		American Snuff	Santa Fe	All Other	Consolidated
	Trademarks	Other	Trademarks	Trademarks	Other	Trademarks	Other
Balance as of December 31, 2009	$1,163	$99	$1,152	$155	$47	$2,470	$146
Impairment charge	—	—	(6)	—	—	(6)	—
Foreign currency translation	—	—	—	—	3	—	3
Reclassified as held for sale	(11)	—	(3)	—	—	(14)	—
Reclassified to finite-lived	—	—	(7)	—	—	(7)	—

Balance as of December 31, 2010	1,152	99	1,136	155	50	2,443	149
Impairment charge	(43)	—	—	—	—	(43)	—
Foreign currency translation	—	—	—	—	(1)	—	(1)

Balance as of December 31, 2011	1,109	99	1,136	155	49	2,400	148
Impairment charge	(82)	—	—	—	(47)	(82)	(47)
Foreign currency translation	—	—	—	—	3	—	3

Balance as of December 31, 2012	$1,027	$99	$1,136	$155	$5	$2,318	$104

The changes in the carrying amounts of finite-lived intangible assets by segment subject to amortization were as follows:

	RJR Tobacco		American Snuff	Consolidated
	Trademarks	Other	Trademarks	Trademarks	Other
Balance as of December 31, 2009	$20	$69	$13	$33	$69
Amortization	(9)	(15)	(1)	(10)	(15)
Reclassified as held for sale	—	—	(1)	(1)	—
Reclassified from indefinite-lived	—	—	7	7	—

Balance as of December 31, 2010	11	54	18	29	54
Amortization	(7)	(15)	(2)	(9)	(15)
Impairment charge	—	—	(5)	(5)	—

Balance as of December 31, 2011	4	39	11	15	39
Amortization	(4)	(15)	(2)	(6)	(15)

Balance as of December 31, 2012	$—	$24	$9	$9	$24

Details of intangible assets as of December 31, 2012, were as follows:

	Gross	Accumulated Amortization	Net
Finite-lived:
Contract manufacturing agreement	$151	$127	$24
Trademarks	96	87	9
Indefinite-lived	2,925	503	2,422

	$3,172	$717	$2,455

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Year	Amount
2013	$5
2014	5
2015	5
2016	5
2017	4
Thereafter	9

$33

The impairment testing of trademarks in the fourth quarters of 2012, 2011 and 2010 assumed an increased rate of decline in projected net sales of certain brands, compared with that assumed in the prior year strategic plan. As a result, during 2012, impairment was indicated primarily on four of RJR Tobacco’s brands. During 2011, impairment was indicated primarily on RJR Tobacco’s DORAL brand and several loose leaf brands at American Snuff. During 2010, American Snuff recorded a trademark impairment charge on one loose leaf brand, and reclassified the trademark as finite-lived.

The analysis of the fair value of trademarks was based on estimates of fair value on an income approach using a discounted cash flow valuation model under a relief from royalty methodology. The relief from royalty model includes the estimates of the royalty rate that a market participant might assume, projected revenues and judgment regarding the discount rate applied to those estimated cash flows, 10% during 2012, and 10.5% during 2011 and 2010. The determination of the discount rate was based on a cost of equity model, using a risk-free rate, adjusted by a stock beta-adjusted risk premium and a size premium.

As a result of these analyses, RJR Tobacco and American Snuff recorded trademark impairment charges based on the excess of certain brands’ carrying values over their estimated fair values. These trademark impairment charges are reflected as decreases in the carrying value of the trademarks in the consolidated balance sheets as of December 31, 2012 and 2011, as trademark and other intangible asset impairment charges in the consolidated statements of income for the years ended December 31, 2012, 2011 and 2010, and had no impact on cash flows. Certain brands are being amortized over their remaining lives, which range from 1 to 16 years, consistent with the pattern of economic benefits estimated to be received.

During the fourth quarter of 2012, a change in the use of an other intangible asset within the All Other segment was determined. As a result, the $47 million carrying value of the other intangible asset was fully impaired.

For the annual impairment testing of the goodwill of RAI’s reporting units, each reporting unit’s estimated fair value was compared with its carrying value. A reporting unit is an operating segment or one level below an operating segment. The determination of estimated fair value of each reporting unit was calculated primarily utilizing an income approach model, based on the present value of the estimated future cash flows of the reporting unit assuming a discount rate during 2012 of 9.75% for each of RJR Tobacco and American Snuff and 10.25% for Santa Fe. The determination of the discount rate was based on a weighted average cost of capital. Additionally, the aggregate estimated fair value of the reporting units, determined with the use of the income approach model, was compared with RAI’s market capitalization. The estimated fair value of each reporting unit was substantially greater than its respective carrying value.

During 2010, RAI determined that it was probable that it would dispose of the operations of Lane, which were included in the American Snuff segment. In accordance with accounting guidance, the assets of the disposal group were reclassified as assets held for sale, and liabilities held for sale were included in other current liabilities, in the consolidated balance sheet at December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 4 — Asset Impairment and Exit Charges

On May 28, 2010, RAI announced that its operating companies were taking steps to optimize cigarette-manufacturing efficiencies, while complying with new regulatory requirements. During 2010, a factory in Yabucoa, Puerto Rico closed, and RJR Tobacco announced plans to close the Whitaker Park cigarette manufacturing facility by mid-2011 which, due to additional demand, was extended to early 2012. Production from those facilities transferred to RJR Tobacco’s facility in Tobaccoville, North Carolina. As a result of these actions, approximately 60 manufacturing positions in Puerto Rico were eliminated, and affected employees received severance benefits. In connection with these actions, during 2010, RJR Tobacco recorded an asset impairment of $24 million, and $14 million was recorded in the All Other segment, primarily for asset impairment, and to a lesser extent, severance that was substantially paid during 2010.

Note 5 — Restructuring Charges

On March 14, 2012, RAI announced that it and its subsidiaries, RJR Tobacco and RAI Services Company, referred to as RAISC, had completed a business analysis designed to identify resources to reinvest in their businesses. As a result of this initiative, the total U.S. workforce of RAI and its subsidiaries will decline by a net of approximately 10% upon the completion of the restructuring by the end of 2014.

Under existing severance plans, $111 million of cash severance, benefits and related costs and $38 million of non-cash pension-related benefits comprised a restructuring charge of $149 million during the first quarter of 2012. Of this charge, $138 million was recorded in the RJR Tobacco segment. Of the cash portion, $40 million had been paid as of December 31, 2012. Accordingly, in the consolidated balance sheet as of December 31, 2012, $15 million was included in other current liabilities and $56 million was included in other noncurrent liabilities.

The component of the restructuring charge accrued and utilized was as follows:

Employee Severance and Benefits
Original accrual	$149
Utilized in 2012	(78)

Balance as of December 31, 2012	$71

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 7 — Income Per Share

The components of the calculation of income per share were as follows:

	For the Years Ended December 31,
	2012	2011	2010
Income from continuing operations	$1,272	$1,406	$1,337
Losses from discontinued operations	—	—	(216)

Net income	$1,272	$1,406	$1,121

Basic weighted average shares, in thousands	565,570	582,320	582,996
Effect of dilutive potential shares:
Stock units	2,303	3,063	1,858

Diluted weighted average shares, in thousands	567,873	585,383	584,854

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Inventories

The major components of inventories at December 31 were as follows:

	2012	2011
Leaf tobacco	$919	$885
Other raw materials	51	44
Work in process	63	60
Finished products	125	139
Other	18	24

Total	1,176	1,152
Less LIFO allowance	192	185

	$984	$967

Inventories valued under the LIFO method were $443 million and $466 million at December 31, 2012 and 2011, respectively, net of the LIFO allowance. The LIFO allowance reflects the excess of the current cost of LIFO inventories at December 31, 2012 and 2011, over the amount at which these inventories were carried on the consolidated balance sheets. RAI recorded expense of $7 million from LIFO inventory changes during 2012, income of $12 million from LIFO inventory changes during 2011 and recorded expense of $7 million from LIFO inventory changes during 2010.

Note 9 — Other Current Liabilities

Other current liabilities at December 31 included the following:

	2012	2011
Payroll and employee benefits	$129	$134
Pension and other postretirement benefits	74	83
Marketing and advertising	106	100
Declared dividends	326	323
Excise, franchise and property tax	149	158
Restructuring	17	5
Tobacco quota buyout	55	86
Individual Engle Progeny cases accrual	—	64
Other	134	179

	$990	$1,132

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Income Taxes

The components of the provision for income taxes from continuing operations for the years ended December 31 were as follows:

	2012	2011	2010
Current:
Federal	$647	$572	$545
State and other	78	108	136

	725	680	681

Deferred:
Federal	(45)	80	160
State and other	1	20	27

	(44)	100	187

	$681	$780	$868

Significant components of deferred tax assets and liabilities for the years ended December 31 included the following:

	2012	2011
Deferred tax assets:
Pension and other postretirement liabilities	$726	$707
Tobacco settlement accruals	990	1,006
Other accrued liabilities	62	81
Other noncurrent liabilities	153	154

Subtotal	1,931	1,948
Less: valuation allowance	(33)	(33)

	1,898	1,915

Deferred tax liabilities:
LIFO inventories	(158)	(162)
Property and equipment	(242)	(239)
Trademarks and other intangibles	(936)	(950)
Other	(115)	(130)

	(1,451)	(1,481)

Net deferred tax asset	$447	$434

The current and noncurrent components of deferred tax assets and liabilities for the years ended December 31 were as follows:

	2012	2011
Current deferred tax assets	$908	$945
Noncurrent deferred tax liabilities	(461)	(511)

	$447	$434

At December 31, 2012, RAI had a $95 million federal capital loss carryforward resulting from the February 28, 2011, sale of Lane. The federal capital loss carryforward expires in 2016 and can be utilized only to the extent net capital gains are generated during the carryforward period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2011, a $33 million valuation allowance was established to fully offset a deferred tax asset related to the federal capital loss carryforward. RAI believes it is unlikely that this deferred tax asset will be realized through the expected generation of future net capital gains. No valuation allowance was established on other deferred tax assets as of the year ended December 31, 2012 or 2011, as RAI believes it is more likely than not that all of such deferred tax assets will be realized through the expected generation of future taxable income.

Pre-tax income (loss) for domestic and foreign continuing operations for the years ended December 31 consisted of the following:

	2012	2011	2010
Domestic (includes U.S. exports)	$1,983	$2,157	$2,204
Foreign	(30)	29	1

	$1,953	$2,186	$2,205

The differences between the provision for income taxes from continuing operations and income taxes computed at statutory U.S. federal income tax rates for the years ended December 31 were as follows:

	2012	2011	2010
Income taxes computed at statutory U.S. federal income tax rates	$684	$765	$771
State and local income taxes, net of federal tax benefits	107	96	101
Domestic manufacturing deduction	(60)	(60)	(54)
Other items, net	(50)	(21)	50

Provision for income taxes from continuing operations	$681	$780	$868

Effective tax rate	34.9%	35.7%	39.4%

The effective tax rate for 2012 was favorably impacted by a $39 million decrease in tax attributable to the reversal of tax reserves and interest related to various state statute expirations and audit settlements. The effective tax rate for 2011 was favorably impacted by a $22 million decrease in tax attributable to the reversal of tax reserves and interest on a state statute expiration. The effective tax rate for 2010 was unfavorably impacted by a $27 million increase in tax attributable to the Patient Protection and Affordable Care Act of 2010, referred to as the PPACA, and the Health Care and Education Reconciliation Act of 2010.

On January 2, 2013, the American Taxpayer Relief Act of 2012, referred to as the ATRA, was signed into law. The ATRA retroactively reinstated and extended the Federal Research and Development Tax Credit from January 2, 2012 to December 31, 2013. The impact of the ATRA will not significantly impact RAI’s annual effective income tax rate in 2012 and 2013.

At December 31, 2012, there were $421 million of accumulated and undistributed foreign earnings. Of this amount, RAI has invested $34 million and has plans to invest $25 million overseas. RAI has recorded deferred income taxes of $123 million on the $362 million of accumulated earnings in excess of its historical and planned overseas investments.

The deferred tax benefits included in accumulated other comprehensive loss were $223 million for retirement benefits, $14 million for unrealized losses on long-term investments and $9 million for realized loss on hedging instruments as of December 31, 2012, and were $268 million for retirement benefits and $19 million for unrealized losses on long-term investments as of December 31, 2011.

The gross accruals for unrecognized income tax benefits, including interest and penalties, reflected in other noncurrent liabilities were $77 million and $165 million at December 31, 2012 and 2011, respectively. RAI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accrues interest and penalties related to accruals for income taxes and reflects these amounts in income tax expense. The gross amount of interest accrued at December 31, 2012 and 2011, was $9 million and $28 million, respectively. The gross amount of penalties accrued at December 31, 2012 and 2011 was $1 million and $10 million, respectively.

A reconciliation of the unrecognized gross tax benefits is as follows:

	2012	2011	2010
Balance at beginning of year	$128	$127	$94
Gross increases related to current period tax positions	4	6	37
Gross increases related to tax positions in prior periods	1	1	4
Gross decreases related to tax positions in prior periods	(7)	(1)	(1)
Gross increases (decreases) related to audit settlements	(31)	1	(4)
Gross decreases related to lapse of applicable statute of limitations	(27)	(6)	(3)

Balance at end of year	$68	$128	$127

At December 31, 2012, $50 million of unrecognized tax benefits including interest and penalties, if recognized, would decrease RAI’s effective tax rate.

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

RAI and its subsidiaries file income tax returns in the U.S. federal and various state and foreign jurisdictions. The U.S. federal statute of limitations remains open for the year 2008 and forward, with 2010 currently under examination by the Internal Revenue Service as part of a routine audit conducted in the ordinary course of business. State and foreign jurisdictions have statutes of limitations generally ranging from three to five years. Certain of RAI’s state tax returns are currently under examination by various states as part of routine audits conducted in the ordinary course of business.

Note 11 — Borrowing Arrangements

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

The Credit Agreement contains restrictive covenants that:

•

limit the ability of RAI and its subsidiaries to (1) pay dividends and repurchase stock, (2) engage in transactions with affiliates, (3) create liens, and (4) engage in sale-leaseback transactions involving a Principal Property, as defined in the Credit Agreement; and

•

limit the ability of RAI and its Material Subsidiaries, as defined in the Credit Agreement, to sell or dispose of all or substantially all of their assets and engage in specified mergers or consolidations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Agreement also contains a restrictive covenant that limits the amount of debt that may be incurred by non-guarantor subsidiaries, together with certain financial covenants. The restrictive covenants in the Credit Agreement are subject to a number of qualifications and exceptions. The financial covenant levels in the Credit Agreement are a maximum of 3.00 to 1.00 for the consolidated leverage ratio and a minimum of 4.00 to 1.00 for the consolidated interest coverage ratio. In addition, the maturity date of the Credit Agreement is July 29, 2015, which date may be extended, with the agreement of the requisite lenders, in two separate one-year increments, of which one is available as of December 31, 2012. The Credit Agreement contains customary events of default, including upon a change in control, as defined therein, that could result in the acceleration of all amounts and cancellation of all commitments outstanding under the Credit Agreement.

RAI is able to use the revolving credit facility under the Credit Agreement for borrowings and issuances of letters of credit at its option, subject to a $200 million sublimit on the aggregate amount of letters of credit. Issuances of letters of credit reduce availability under such revolving credit facility. As of December 31, 2012, there were no borrowings, and $6 million of letters of credit outstanding, under the Credit Agreement.

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

The obligations of RAI under the Credit Agreement are unsecured. Certain of RAI’s subsidiaries, including its Material Subsidiaries have guaranteed, on an unsecured basis, RAI’s obligations under the Credit Agreement.

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

Term Loan

On February 24, 2012, RAI entered into a term loan, referred to as the Term Loan, with a syndicate of lenders, providing for an unsecured delayed draw term loan facility, with a maximum borrowing capacity of up to $750 million. In the second quarter of 2012, RAI borrowed the entire $750 million under the Term Loan. RAI repaid the balance of the Term Loan in the second half of 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Long-Term Debt

Long-term debt, net of discounts and including adjustments associated with interest rate swaps, as of December 31 consisted of the following:

	2012	2011
RJR debt:
9.25%, notes due 2013	$—	$60

Total RJR debt	—	60

RAI debt:
1.05% guaranteed, notes due 2015	449	—
3.25% guaranteed, notes due 2022	1,099	—
4.75% guaranteed, notes due 2042	991	—
6.75% guaranteed, notes due 2017	781	797
7.25% guaranteed, notes due 2013	—	624
7.25% guaranteed, notes due 2037	448	448
7.3% guaranteed, notes due 2015	200	199
7.625% guaranteed, notes due 2016	818	829
7.75% guaranteed, notes due 2018	249	249

Total RAI debt	5,035	3,146

Total long-term debt (less current maturities)	5,035	3,206
Current maturities of long-term debt	60	457

	$5,095	$3,663

As of December 31, 2012, the maturities of RAI’s and RJR’s notes, net of discounts, were as follows:

Year	RAI	RJR	Total
2013	—	60	60
2015	649	—	649
2016	774	—	774
2017	700	—	700
2018 and thereafter	2,786	—	2,786

	$4,909	$60	$4,969

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

In October 2012, RAI completed the sale of $2.55 billion in aggregate principal amount of senior notes, consisting of $450 million of 1.05% senior notes due October 30, 2015, $1.1 billion of 3.25% senior notes due November 1, 2022 and $1 billion of 4.75% senior notes due November 1, 2042. The net proceeds from the offering were used to prepay in full the principal balance of the Term Loan, together with accrued interest. A portion of the proceeds also was used in December 2012 to pay the redemption price of $625 million aggregate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principal amount of RAI’s outstanding 7.25% notes due in 2013. A loss on extinguishment of debt of $21 million was recorded in the fourth quarter of 2012, included in other expense, net in the consolidated statements of income.

At its option, RAI may redeem any or all of its outstanding notes, in whole or in part at any time, subject to the payment of a make-whole premium. RJR’s 9.25% notes due in 2013, $60 million in principal amount of which was outstanding as of December 31, 2012, are not redeemable.

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

In connection with the B&W business combination, RJR Tobacco has agreed to indemnify B&W and its affiliates, including its indirect parent, BAT, against certain liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. As a result of this indemnity, RJR Tobacco has assumed the defense of pending B&W-specific tobacco-related litigation, has paid the judgments and costs related to certain pre-business combination tobacco-related litigation of B&W, and has posted bonds on behalf of B&W, where necessary, in connection with cases decided since the B&W business combination. In addition, pursuant to this indemnity, RJR Tobacco expensed less than $1 million during each of 2012, 2011 and 2010 for funds to be reimbursed to BAT for costs and expenses incurred arising out of certain tobacco-related litigation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

No liabilities for pending smoking and health litigation have been recorded in RAI’s consolidated balance sheet as of December 31, 2012. During the fourth quarter of 2012, an aggregate payment of $25.7 million ($20.4 million for compensatory and punitive damages and $5.3 million for attorneys’ fees) was made in satisfaction of the adverse judgments in two Engle Progeny cases (as hereinafter defined), Piendle and Clay, described below. As other cases proceed through the appellate process, RAI will consider making further accruals on an individual case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.

It is the policy of RJR Tobacco and its affiliates to vigorously defend all tobacco-related litigation claims. Generally, RJR Tobacco and its affiliates and indemnitees have not settled any smoking and health litigation claims. Other than actions taken pursuant to “offer of judgment” statutes, as described below in “— Litigation Affecting the Cigarette Industry,” RJR Tobacco and its affiliates do not intend to settle such claims.

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

RJR Tobacco’s 2010 Comprehensive Agreement with the Canadian federal, provincial and territorial governments resolved all civil claims related to the movement of contraband tobacco products in Canada during the period 1985 through 1999 that the Canadian governments could assert against RJR Tobacco and its affiliates. These claims were separate from any smoking and health tobacco litigation.

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

American Snuff Co. also believes that it has valid defenses to the smokeless tobacco litigation against it. American Snuff Co. asserted and will continue to assert some or all of these defenses in each case at the time and in the manner deemed appropriate by American Snuff Co. and its counsel. No verdict or judgment has been returned or entered against American Snuff Co. on any claim for personal injuries allegedly resulting from the use of smokeless tobacco. American Snuff Co. intends to defend vigorously all smokeless tobacco litigation claims asserted against it. No liability for pending smokeless tobacco litigation was recorded in RAI’s consolidated balance sheet as of December 31, 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the fourth quarter of 2012, 35 tobacco-related cases, including 11 Engle Progeny cases, were served against RJR Tobacco or its affiliates or indemnitees. On December 31, 2012, there were 174 cases pending against RJR Tobacco or its affiliates or indemnitees: 158 in the United States and 16 in Canada, as compared with 170 total cases on December 31, 2011. The U.S. case number does not include the 564 individual smoker cases pending in West Virginia state court as a consolidated action, 5,756 Engle Progeny cases, involving approximately 6,937 individual plaintiffs, and 2,574 Broin II cases (as hereinafter defined), pending in the United States against RJR Tobacco or its affiliates or indemnitees. Of the U.S. cases pending on December 31, 2012, 18 are pending in federal court, and 138 in state court, primarily in the following states: Florida (30 cases); Maryland (23 cases); Missouri (20 cases); New York (17 cases); California (10 cases); and Louisiana (9 cases).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco or its affiliates or indemnitees as of December 31, 2012, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees as of September 30, 2012, as reported in RAI’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012, filed with the SEC on October 23, 2012, and a cross-reference to the discussion of each case type.

Case Type	RJR Tobacco’s Case Numbers as of December 31, 2012	Change in Number of Cases Since September 30, 2012 Increase/(Decrease)	Page Reference
Individual Smoking and Health	105	19	104
West Virginia IPIC (Number of Plaintiffs)*	1 (564)	No change	106
Engle Progeny (Number of Plaintiffs)**	5,756 (6,937)	(48)(42)	106
Broin II	2,574	No change	117
Class-Action	8	(1)	118
Health-Care Cost Recovery	2	No change	122
State Settlement Agreements-Enforcement and Validity; Adjustments	31	No change	128
Antitrust	1	No change	133
Other Litigation and Developments	10	1	134

*	Includes as one case the 564 cases pending as a consolidated action In Re: Tobacco Litigation Individual Personal Injury Cases, sometimes referred to as West Virginia IPIC cases, described below. The West Virginia IPIC cases have been separated from the Individual Smoking and Health cases for reporting purposes.

**	The Engle Progeny cases have been separated from the Individual Smoking and Health cases for reporting purposes. The number of cases has decreased as the result of many of the multiple plaintiff federal court cases either being dismissed or consolidated.

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

Thousands of individual progeny actions were filed in federal and state courts in Florida. As of December 31, 2012, 2,443 cases were pending in federal court, and 3,313 cases were pending in state court. These cases include approximately 6,937 plaintiffs. In addition, as of December 31, 2012, RJR Tobacco was aware of 45 additional cases that had been filed but not served. Seventy-nine cases have been tried in Florida state and federal courts since 2010, and numerous state court trials are scheduled for 2013. The number of pending cases fluctuates for a variety of reasons, including voluntary and involuntary dismissals. Voluntary dismissals include cases in which a plaintiff accepts an “offer of judgment,” referred to in Florida statutes as “proposals for settlement,” from RJR Tobacco and/or its affiliates. An offer of judgment, if rejected by the plaintiff, preserves RJR Tobacco’s right to recover attorneys’ fees under Florida law in the event of a favorable verdict and is sometimes made through court-ordered mediations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In contrast, the Florida intermediate appellate courts have permitted significantly broader use of the Engle findings. Four of the five Florida District Courts of Appeal, each referred to as a “District” or “DCA,” have expressly held that the Engle findings automatically establish all tortious-conduct elements of every Engle Progeny claim, without any inquiry into whether the Engle findings relate in any way to the specific claims of the individual plaintiff. The First, Second, Fourth and Fifth Districts adopted this view in their respective decisions in Martin v. R. J. Reynolds Tobacco Co., Douglas v. Philip Morris USA, Inc., Jimmie Lee Brown v. R. J. Reynolds Tobacco Co., and Koballa v. R. J. Reynolds Tobacco Co. However, these decisions disagree on the extent to which the Engle findings establish legal-cause elements of Engle Progeny claims. For example, in Martin, the First District held that an Engle Progeny plaintiff, to establish claims for strict liability and negligence, need only show class membership — i.e., that the individual was harmed as a result of his or her addiction to smoking. By contrast, in Jimmie Lee Brown, the Fourth District held that, in addition to proving that addiction caused an injury, the plaintiff also was required to prove that a product defect or negligence also caused that injury. And in Douglas, the Second District agreed with the First District as to claims for strict liability, but with the Fourth District as to claims for negligence.

The proper use of the Engle findings in progeny litigation is an issue currently pending before the Florida Supreme Court in Douglas. In that case, the Second District certified for Florida Supreme Court review the question of whether use of the Engle findings to establish individual elements in progeny cases is consistent with federal due process. The Florida Supreme Court accepted jurisdiction and established a highly expedited briefing schedule. Oral argument occurred on September 6, 2012. A decision is pending.

The same due process question is also now pending in the Eleventh Circuit. Following the state appellate decisions noted above, the federal district courts determined to follow those decisions, as opposed to Bernice Brown, on questions of state law. Then, in Waggoner v. R. J. Reynolds Tobacco Co., a district judge of the U.S. District Court for the Middle District of Florida held that the preclusion standard set forth in Jimmie Lee Brown is consistent with federal due process. The Waggoner decision thus conflicts with the decisions of the other federal district judges who previously addressed the due process question. Several federal trials have gone forward under Waggoner. The defendants have prevailed in most of those trials, but adverse verdicts were entered against RJR Tobacco in Walker v. R. J. Reynolds Tobacco Co. and Duke v. R. J. Reynolds Tobacco Co. RJR Tobacco has appealed Walker and Duke to the Eleventh Circuit, and briefing continues in both cases. Both cases squarely present the question of whether use of the Engle findings to establish individual elements of progeny claims is consistent with federal due process. On January 30, 2013, the U.S. District Court for the Middle District of Florida ordered the parties to participate in mediation discussions concerning all of the cases pending in the federal courts of Florida. RJR Tobacco is considering its options.

In 2012, four cases became final before the Engle Progeny defendants could obtain review of their due process argument in either the Florida Supreme Court or the Eleventh Circuit and resulted in RJR Tobacco paying $34 million ($25.9 million for compensatory and punitive damages and $8.1 million for attorneys’ fees and statutory interest). In Earline Alexander v. R. J. Reynolds Tobacco Co. and Huish v. R. J. Reynolds

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tobacco Co., the First DCA rejected RJR Tobacco’s position in an unpublished order. As a result, the Florida Supreme Court lacked jurisdiction to conduct further review, and RJR Tobacco decided not to seek certiorari with the U.S. Supreme Court. Adverse judgments in Alexander and Huish resulted in an aggregate payment by RJR Tobacco of $8.3 million ($5.5 million for compensatory and punitive damages and $2.8 million for attorneys’ fees and statutory interest) in the third quarter of 2012. In Piendle v. R. J. Reynolds Tobacco Co., the Fourth DCA rejected RJR Tobacco’s position and in Clay v. R. J. Reynolds Tobacco Co., the U.S. Supreme Court declined review of the case. Piendle and Clay resulted in an aggregate payment by RJR Tobacco of $25.7 million ($20.4 million for compensatory and punitive damages and $5.3 million for attorneys’ fees and statutory interest) in the fourth quarter of 2012. The following chart reflects the details related to these verdicts:

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Compensatory Damages (as adjusted)(1)	Punitive Damages	Status
Earline Alexander	51%	$1,275,000	$2,500,000	Paid
Huish	25%	188,000	1,500,000	Paid
Piendle	27.5%	1,100,000	180,000	Paid
Clay	60%	2,100,000	17,000,000	Paid

Totals		$4,663,000	$21,180,000

(1)

Compensatory damages are adjusted to reflect the reduction required by the allocation of fault. Punitive damages are not adjusted and reflect the amount of the final judgment(s) signed by the trial court judge(s). The amounts listed above do not include attorneys’ fees or statutory interest that apply to the judgments.

In addition, four cases became final in 2011, which resulted in RJR Tobacco paying $66.5 million ($53 million for compensatory and punitive damages and $13.5 million for attorneys’ fees and statutory interest) in 2012. The following chart reflects the details related to these verdicts:

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Compensatory Damages (as adjusted)(1)	Punitive Damages	Appeal Status
Martin	66%	$3,300,000	$25,000,000	Paid
Campbell	39%	3,040,000	—	Paid
Gray	60%	4,200,000	2,000,000	Paid
Hall	65%	3,250,000	12,500,000	Paid

Totals		$13,790,000	$39,500,000

(1)

Compensatory damages are adjusted to reflect the reduction required by the allocation of fault. Punitive damages are not adjusted and reflect the amount of the final judgment(s) signed by the trial court judge(s). The amounts listed above do not include attorneys’ fees or statutory interest that apply to the judgments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following chart reflects verdicts in individual Engle Progeny cases, pending as of December 31, 2012, in which a verdict has been returned against RJR Tobacco or B&W, or both. No liability for any of these cases has been recorded in RAI’s consolidated balance sheet as of December 31, 2012. This chart does not include the mistrials or verdicts returned in favor of RJR Tobacco or B&W, or both.

Plaintiff Case Name	Jurisdiction	RJR Tobacco Allocation of Fault	Compensatory Damages (as adjusted)(1)		Punitive Damages	Appeal Status
Sherman	Circuit Court, Broward County, (Fort Lauderdale, FL)	50%	$775,000		$—	Notice to invoke discretionary jurisdiction of Florida Supreme Court pending

Jimmie Lee Brown	Circuit Court, Broward County, (Fort Lauderdale, FL)	50%	600,000		—	Notice to invoke discretionary jurisdiction of Florida Supreme Court pending

Douglas	Circuit Court, Hillsborough County, (Tampa, FL)	5%	250,000		—	Decision pending — Florida Supreme Court

Cohen	Circuit Court, Broward County, (Fort Lauderdale, FL)	33.3%	3,300,000		10,000,000	Notice to invoke jurisdiction of Florida Supreme Court pending

Townsend	Circuit Court, Alachua County, (Gainesville, FL)	51%	5,500,000		20,000,000	Remittitur entered; notice of appeal filed with First DCA

Putney	Circuit Court, Broward County, (Fort Lauderdale, FL)	30%	4,500,000		2,500,000	Pending — Fourth DCA

Grossman	Circuit Court, Broward County, (Fort Lauderdale, FL)	25%	484,000		—	Liability affirmed; Reversed and remanded for new trial

Buonomo	Circuit Court, Broward County, (Fort Lauderdale, FL)	77.5%	4,060,000		15,700,000	Pending — Fourth DCA

Koballa	Circuit Court, Volusia County, (Daytona Beach, FL)	30%	300,000	(2)	—	Florida Supreme Court stayed pending Douglas

Webb	Circuit Court, Levy County, (Bronson, FL)	90%	3,600,000		25,000,000	Remittitur entered; notice of appeal filed with First DCA in October 2012

Kirkland	Circuit Court, Hillsborough County, (Tampa, FL)	10%	10,000		250,000	Pending — Second DCA

Mack	Circuit Court, Alachua County, (Gainesville, FL)	65%	1,885,000		—	Post-trial motions pending(3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plaintiff Case Name	Jurisdiction	RJR Tobacco Allocation of Fault	Compensatory Damages (as adjusted)(1)		Punitive Damages	Appeal Status
Andy Allen	Circuit Court, Duval County, (Jacksonville, FL)	45%	2,700,000		8,100,000	Pending — First DCA

Jewett	Circuit Court, Duval County, (Jacksonville, FL)	20%	218,600		—	Reversed and remanded for new trial

Reese	Circuit Court Miami-Dade County, (Miami, FL)	30%	1,070,000		—	Pending — Third DCA

Soffer	Circuit Court, Alachua County, (Gainesville, FL)	40%	2,000,000		—	Pending — First DCA

Ciccone	Circuit Court, Broward County, (Fort Lauderdale, FL)	30%	1,000,000		50,000	Pending — Fourth DCA

Weingart	Circuit Court, Palm Beach County, (West Palm Beach, FL)	3%	4,500		—	Pending — Fourth DCA

Bowman	Circuit Court, Duval County, (Jacksonville, FL)	30%	450,000		—	First DCA affirmed, per curiam

Sury	Circuit Court, Duval County, (Jacksonville, FL)	20%	500,000	(4)	—	Pending — First DCA

Hallgren	Circuit Court, Highlands County, (Sebring, FL)	25%	500,000		750,000	Pending — Second DCA

Ward	Circuit Court, Escambia County, (Pensacola, FL)	30%	300,000		1,700,000	Pending — First DCA

Emmon Smith	Circuit Court, Jackson County, (Marianna, FL)	70%	7,000,000		20,000,000	Pending — First DCA

Duke	US District Court, Middle District, (Orlando, FL)	25%	7,700		—	Pending — Eleventh Circuit

Calloway	Circuit Court, Broward County, (Fort Lauderdale, FL)	27%	4,025,000	(5)	17,250,000	Pending — Fourth DCA

Walker	US District Court, Middle District, (Jacksonville, FL)	10%	27,500		—	Pending — Eleventh Circuit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plaintiff Case Name	Jurisdiction	RJR Tobacco Allocation of Fault	Compensatory Damages (as adjusted)(1)	Punitive Damages	Appeal Status
Hiott	Circuit Court, Duval County, (Jacksonville, FL)	40%	730,000	—	Pending — First DCA

Hancock	Circuit Court, Broward County, (Fort Lauderdale, FL)	5%	700	—	Pending — Fourth DCA

Sikes	Circuit Court, Duval County, (Jacksonville, FL)	51%	2,100,000	2,000,000	Post-trial motions pending(3)

James Smith	US District Court, Middle District, (Jacksonville, FL)	55%	330,000	20,000	Post-trial motions pending(3)

Schlenther	Circuit Court, Pinellas County, (Clearwater, FL)	50%	2,500,000	2,500,000	Post-trial motions pending(3)

Ballard	Circuit Court, Miami-Dade County, (Miami, FL)	55%	4,702,500	—	Post-trial motions pending(3)

Lock	Circuit Court, Pinellas County, (Clearwater, FL)	9%	103,500	—	Post-trial motions pending(3)

Williams	Circuit Court, Miami-Dade County, (Miami, FL)	85%	4,250,000	—	Post-trial motions pending(3)

Totals			$59,784,000	$125,820,000

(1)

Compensatory damages are adjusted to reflect the reduction required by the allocation of fault. Punitive damages are not adjusted and reflect the amount of the final judgment(s) signed by the trial court judge(s). The amounts listed above do not include attorneys’ fees or statutory interest that may apply to the judgments should they ever have to be paid.

(2)	The court in Koballa found RJR Tobacco not liable for the plaintiff’s injuries, but awarded compensatory damages. For a detailed description of the case, see “— Engle and Engle Progeny Cases” below.

(3)	Should the pending post-trial motions be denied, RJR Tobacco will file a notice of appeal with the appropriate appellate court.

(4)	The trial court held the defendants jointly and severally liable for the entire $1 million, even though the jury had allocated 60% of fault to the plaintiff and 20% of fault to a co-defendant.

(5)	In its ruling on the post-trial motions, the court determined that the jury’s apportionment of comparative fault did not apply to the compensatory damages award.

As of December 31, 2012, outstanding jury verdicts in favor of the Engle Progeny plaintiffs had been entered against RJR Tobacco in the amount of $59,784,000 in compensatory damages (as adjusted) and in the amount of $125,820,000 in punitive damages, for a total of $185,604,000. All of these verdicts are at various

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stages in the appellate process. No liability for pending smoking and health litigation related to Engle Progeny cases was recorded in RAI’s consolidated balance sheet as of December 31, 2012, and RJR Tobacco continues to believe that it has valid defenses in these cases, including the state preclusion law and federal due process issues that impact all Engle Progeny cases. Should RJR Tobacco not prevail in any particular individual Engle Progeny case or determine that in any individual Engle Progeny case an unfavorable outcome has become probable and the amount can be reasonably estimated, a loss would be recognized, which could have a material adverse effect on earnings and cash flows of RAI in a particular fiscal quarter or fiscal year.

This recognition of Engle Progeny cases as of December 31, 2012, is consistent with RAI’s and RJR Tobacco’s historic recognition related to such smoking and health litigation claims. It is the policy of RJR Tobacco and its affiliates to vigorously defend all such claims, including Engle Progeny cases. It is also the policy of RJR Tobacco to record any loss concerning litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated on an individual case by case basis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Scheduled Trials.    Trial schedules are subject to change, and many cases are dismissed before trial. It is likely, however, that RJR Tobacco and other cigarette manufacturers will continue to have a similar number of tobacco-related trials it has had in recent years. There are eight cases, exclusive of Engle Progeny cases, scheduled for trial as of December 31, 2012 through 2013, for RJR Tobacco or its affiliates and indemnitees: two non-smoking and health cases, five individual smoking and health cases and the West Virginia IPIC case. There are 64 Engle Progeny cases against RJR Tobacco and/or B&W set for trial through December 31, 2013, but it is not known how many of these cases will actually be tried.

Trial Results.    From January 1, 2010 through December 31, 2012, 86 smoking and health, Engle Progeny and health-care cost recovery cases in which RJR Tobacco or B&W were defendants were tried, including 8 trials for cases where mistrials were declared in the original proceedings. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 44 cases, including 20 mistrials, tried in Florida (40), Missouri (1) and West Virginia (3). Verdicts in favor of the plaintiffs were returned in 38 cases tried in Florida, one in Connecticut, and one in New York. Two cases in Florida were dismissed during trial.

In the fourth quarter of 2012, seven Engle Progeny cases in which RJR Tobacco was a defendant were tried:

•

In James Smith v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, Wanette Smith, to be 45% at fault and RJR Tobacco to be 55% at fault, and awarded $600,000 in compensatory damages and $20,000 in punitive damages.

•

In Schlenther v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, Beverly Schlenther, to be 50% at fault and RJR Tobacco to be 50% at fault, and awarded $5 million in compensatory damages and $2.5 million in punitive damages.

•

In Ballard v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the plaintiff to be 45% at fault and RJR Tobacco to be 55% at fault, and awarded $8.55 million in compensatory damages. Punitive damages were not at issue.

•

In Lock v. Philip Morris USA Inc., the jury returned a verdict in favor of the plaintiff, found the plaintiff to be 82% at fault, RJR Tobacco to be 9% at fault and the remaining defendant to be 9% at fault, and awarded $1.15 million in compensatory damages. Punitive damages were not at issue.

•	In Cumbess v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendant, RJR Tobacco.

•

In Virginia Williams v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, Milton Williams, to be 15% at fault and RJR Tobacco to be 85% at fault, and awarded $5 million in compensatory damages. Punitive damages were not at issue.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•

In the Mack v. R. J. Reynolds Tobacco Co. retrial, the jury returned a verdict in favor of the plaintiff, found the decedent, Peter Mack, Sr., to be 35% at fault and RJR Tobacco to be 65% at fault, and awarded $2.9 million in compensatory damages. Punitive damages were not at issue.

For a detailed description of the above-described cases, see “— Engle and Engle Progeny Cases” below.

In the fourth quarter of 2012, one non-Engle Progeny individual smoking and health case in which RJR Tobacco was a defendant was tried.

•

In Clinton v. Brown & Williamson Holdings, Inc., the jury returned a verdict in favor of the plaintiff and awarded $1.35 million in compensatory damages. Punitive damages and comparative fault were not at issue.

The following chart reflects the verdicts in the smoking and health cases or health-care cost recovery cases that have been tried and remain pending as of December 31, 2012, in which verdicts have been returned against RJR Tobacco or B&W, or both. For information on the verdicts in the Engle Progeny cases that have been tried and remain pending as of December 31, 2012, in which verdicts have been returned against RJR Tobacco or B&W, or both, see the Engle Progeny cases chart above. For information on the post-trial status of individual smoking and health cases and the Governmental Health Care Cost Recovery Case, see “— Individual Smoking and Health Cases,” and “— Health Care Cost Recovery Cases – Department of Justice Case,” respectively, below:

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

August 17, 2006	United States v. Philip Morris USA, Inc. [Governmental Health-Care Cost Recovery]	U.S. District Court, District of Columbia (Washington, DC)	RJR Tobacco and B&W were found liable for civil RICO claims; were enjoined from using certain brand descriptors and from making certain misrepresentations; and were ordered to make corrective communications on five subjects, including smoking and health and addiction, to reimburse the U.S. Department of Justice appropriate costs associated with the lawsuit, and to maintain document web sites.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict
May 26, 2010	Izzarelli v. R. J. Reynolds Tobacco Co. [Individual]	U.S. District Court, District of Connecticut, (Bridgeport, CT)	$13.9 million in compensatory damages; 58% of fault assigned to RJR Tobacco, which reduced the award to $8.08 million against RJR Tobacco; $3.97 million in punitive damages.

December 12, 2012	Clinton v. Brown & Williamson Holdings, Inc. [Individual]	Supreme Court, New York County, (New York, NY)	$1.35 million in compensatory damages. Punitive damages were not at issue.

Individual Smoking and Health Cases

As of December 31, 2012, 105 individual cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II, Engle Progeny or West Virginia IPIC cases discussed below. A total of 103 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining two cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to environmental tobacco smoke, referred to as ETS.

Below is a description of the individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2012 to December 31, 2012, or remained on appeal as of December 31, 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On February 1, 2005, the jury returned a split verdict in Smith v. Brown & Williamson Tobacco Corp., a case filed in May 2003 in Circuit Court, Jackson County, Missouri, finding in favor of B&W on two counts, fraudulent concealment and conspiracy, and finding in favor of the plaintiffs on negligence, which incorporates failure to warn and product defect claims. The plaintiffs were awarded $2 million in compensatory damages and $20 million in punitive damages; however, the jury found the plaintiff to be 75% at fault and B&W 25% at fault, and thus the compensatory award was reduced to $500,000. The Missouri Court of Appeals affirmed the compensatory damages award and ordered a new trial on punitive damages. On July 29, 2009, RJR Tobacco, on behalf of B&W, paid the compensatory damages verdict, plus interest, in the amount of approximately $700,000. In August 2009, the jury in the punitive damages retrial returned a verdict for the plaintiffs, finding B&W liable for damages for aggravating circumstances and awarded the plaintiffs $1.5 million in punitive damages. The court denied the plaintiffs’ and the defendant’s post-trial motions. B&W and the plaintiffs filed notices of appeal in December 2009. In October 2012, the Missouri Court of Appeals reversed the punitive damages award entered in August 2009, and remanded the case for a new trial on punitive damages. In November 2012, B&W filed an application for transfer to the Missouri Supreme Court, which was granted in December 2012.

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

On May 19, 2011, a jury returned a verdict in favor of RJR Tobacco in Hargroves v. R. J. Reynolds Tobacco Co., a case filed in December 2005 in the Circuit Court, Hillsborough County, Florida. The plaintiff alleged that as a result of using the defendant’s products, the decedent, Debra Hargroves, suffered from lung cancer, emphysema, heart disease and other smoking-related diseases and/or conditions. Final judgment was entered in May 2011. The plaintiff filed a notice of appeal, and RJR Tobacco filed a notice of cross appeal in August 2011. On April 30, 2012, RJR Tobacco dismissed its cross appeal. The plaintiff’s appeal remains pending. Briefing is complete. Oral argument is scheduled for February 19, 2013.

On December 12, 2012, in Clinton v. Brown & Williamson Holdings, Inc., a jury returned a verdict in favor of the plaintiff and awarded $1.35 million in compensatory damages. The case was filed in the Supreme Court, New York County, New York. The plaintiff alleged that as a result of using the defendant’s products, the decedent, William Champagne, suffered from lung cancer. The plaintiff sought $100 million in compensatory damages. The defendants removed the case to the U.S. District Court for the Southern District of New York in 2005. Final judgment against B&W in the amount of approximately $1.35 million was entered in December 2012. Post-trial motions are pending.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

West Virginia IPIC

In West Virginia, as of December 31, 2012, 564 individual claims remain pending in a consolidated action, In re: Tobacco Litigation Individual Personal Injury Cases. The defendants are Philip Morris, Lorillard and RJR Tobacco (including claims concerning The American Tobacco Company and B&W). The Case Management Order currently calls for these cases to be resolved in a two phase procedure — a common issue trial in Phase I, and, if plaintiffs prevail on one or more issues, a Phase II, consisting of individual trials of liability, medical causation, compensatory damages and punitive damages for each of the individual plaintiffs. The Phase I trial will focus on whether defendants manufactured defective products, whether their conduct was tortious and whether their conduct meets the standard for a potential award of punitive damages under West Virginia law. There will be no lump sum award of punitive damages and the Phase I jury will not be asked to set a punitive multiplier. Instead, if the jury finds that a defendant’s conduct meets the punitive standard, then plaintiffs in their individual trials in Phase II will have the chance to ask Phase II juries to consider awarding punitive damages to each plaintiff on a case-by-case basis. Phase I trials were initiated twice in 2010 in Kanawha County (Charleston), resulting in mistrials in February and June 2010, due to an inability to find a sufficient number of impartial jurors from which to select a jury. The court moved the case to Ohio County (Wheeling), and the Phase I trial commenced again on October 19, 2011. The court declared a mistrial on November 8, 2011. A new trial has been scheduled for April 15, 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle v. R. J. Reynolds Tobacco Co., which decertified the class, eligible plaintiffs had one year from January 11, 2007, in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claimed they meet the conditions in Engle, also attempted to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007, mandate, are referred to as the Engle Progeny cases. As of December 31, 2012, RJR Tobacco had been served in 5,756 Engle Progeny cases in both state and federal courts in Florida. These cases include approximately 6,937 plaintiffs. Many of these cases are in active discovery or nearing trial.

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

On December 14, 2010, the First DCA rejected the Eleventh Circuit’s holding and concluded, in the Martin v. R. J. Reynolds Tobacco Co. case, that the Engle findings “establish the conduct of elements” of plaintiffs’ claims. On July 19, 2011, the Florida Supreme Court denied RJR Tobacco’s request to review the decision of the intermediate state appellate court, and on March 26, 2012, the U.S. Supreme Court denied RJR Tobacco’s petition for writ of certiorari. On September 21, 2011, the Fourth DCA in Jimmie Lee Brown disagreed on state-law grounds with the First DCA’s decision in Martin as well as the Eleventh Circuit in Bernice Brown. On March 30, 2012, the Second DCA in Douglas also disagreed with the First DCA’s decision in Martin, the Fourth DCA’s decision in Jimmie Lee Brown, and the Eleventh Circuit in Bernice Brown. On April 11, 2012, the Third DCA in Frazier approved the plaintiff’s preferred use of the Engle findings without further explanation. RJR Tobacco has sought review of both Jimmie Lee Brown and Douglas with the Florida Supreme Court. The defendants also asked the federal district court in Jacksonville to rule on their constitutional due process objection to the use of the Engle findings to satisfy elements of the plaintiffs’ claims. The court ruled that application of the Engle findings would not violate the defendants’ due process rights. RJR Tobacco sought interlocutory review of the decision in the Eleventh Circuit, but the district court declined to certify the order for review.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a description of the Engle Progeny cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2012 to December 31, 2012, or remained on appeal as of December 31, 2012.

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

On February 25, 2010, in Grossman v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Broward County, Florida, the court declared a mistrial due to the jury’s inability to reach a decision. The plaintiff alleged that as a result of an addiction to cigarettes, the decedent, Laura Grossman, developed lung cancer and died. The plaintiff sought damages in excess of $15,000 and all taxable costs and interest. Retrial began in March 2010. On April 21, 2010, the jury returned a verdict in favor of the plaintiff in Phase I. In April 2010, the jury awarded $1.9 million in compensatory damages and no punitive damages. The jury also found RJR Tobacco to be 25% at fault, the decedent to be 70% at fault and the decedent’s spouse to be 5% at fault. Final judgment was entered in June 2010, in the amount of $483,682. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of approximately $484,000. The plaintiff filed a notice of cross appeal. RJR Tobacco’s motion to stay the case pending the Florida Supreme Court’s decision in Douglas v. Philip Morris USA, Inc., discussed below, was denied. In June 2012, the Fourth DCA entered an opinion that affirmed the trial court’s judgment on liability, but remanded the case for a new trial on all damages issues. In October 2012, RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. A decision is pending. Retrial has been scheduled for July 11, 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On March 10, 2010, in Cohen v. R. J. Reynolds Tobacco Co., a case filed in May 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff. The plaintiff alleged that the decedent, Nathan Cohen, developed lung cancer as a result of using the defendants’ products, and sought in excess of $15,000 compensatory damages and unspecified punitive damages. On March 24, 2010, the jury awarded the plaintiff $10 million in compensatory damages, and found the decedent to be 33.3% at fault, RJR Tobacco to be 33.3% at fault and the remaining defendant to be 33.3% at fault. The jury also awarded $20 million in punitive damages, of which $10 million was assigned to RJR Tobacco. In July 2010, the court entered final judgment against RJR Tobacco in the amount of $3.33 million in compensatory damages and $10 million in punitive damages and the plaintiff filed a motion to amend or alter the final judgment. The court entered an amended judgment in September 2010 to include interest from the date of the verdict. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $2.5 million in October 2010. In September 2012, the Fourth DCA affirmed the liability finding and the compensatory damages award, but reversed the finding of entitlement to punitive damages, and remanded for a retrial limited to the issue of liability for concealment and conspiracy. In December 2012, the defendants’ motion for rehearing, and the plaintiff’s motion for rehearing or for certification to the Florida Supreme Court were denied. The defendants and the plaintiff filed separate notices to invoke the discretionary jurisdiction of the Florida Supreme Court in January 2013. A decision is pending.

On April 13, 2010, in Clay v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Janie Mae Clay, to be 30% at fault, RJR Tobacco to be 60% at fault and the remaining defendant to be 10% at fault, and awarded $3.5 million in compensatory damages. The plaintiff alleged that the decedent developed addiction, chronic obstructive pulmonary disease and other conditions and diseases as a result of using the defendants’ products. On April 14, 2010, the jury awarded $18 million in punitive damages, of which $17 million was assigned to RJR Tobacco. The court entered final judgment against RJR Tobacco in the amount of $2.1 million in compensatory damages and $17 million in punitive damages in September 2010. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of approximately $4.7 million. The plaintiff filed a notice of cross appeal. In January 2012, the First DCA affirmed per curiam the trial court’s decision based on its prior ruling in Martin. RJR Tobacco posted a supersedeas bond in the amount of $14 million. This bond replaced the original bond posted and stayed execution of the judgment to allow RJR Tobacco to seek review with the U.S. Supreme Court. RJR Tobacco filed a petition for writ of certiorari to the U.S. Supreme Court in August 2012. The U.S. Supreme Court denied RJR Tobacco’s petition for writ of certiorari in November 2012. RJR Tobacco paid the judgment in the fourth quarter of 2012.

On April 21, 2010, in Townsend v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Alachua County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 51% at fault and the decedent, Frank Townsend, to be 49% at fault, and awarded $10.8 million in compensatory damages and $80 million in punitive damages. The plaintiff alleged that the decedent suffered from lung cancer and other conditions and diseases as a result of smoking the defendant’s products. Final judgment was entered on April 29, 2010, in the amount of $5.5 million in compensatory damages and $40.8 million in punitive damages, which represents 51% of the original damages awards. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $5 million. In February 2012, the First DCA affirmed the compensatory damages verdict, but remanded the case to the trial court for remittitur of the punitive damages or a potential new trial on punitive damages. RJR Tobacco and the plaintiff filed motions to invoke the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discretionary jurisdiction of the Florida Supreme Court in May 2012. A decision is pending. In June 2012, the trial court entered an order that remitted the punitive damages award to $20 million. The plaintiff consented, and an amended final judgment was entered against RJR Tobacco in the amount of $5.5 million in compensatory damages and $20 million in punitive damages. RJR Tobacco filed a notice of rejection of the remittitur and a demand for a new trial on the punitive damages issue. RJR Tobacco also filed a notice of appeal of the amended final judgment entered in June 2012. Briefing is complete. Oral argument has not been scheduled.

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

On August 5, 2010, in Piendle v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 27.5% at fault, the decedent, Charles Piendle, to be 45% at fault and the remaining defendants to be 27.5% at fault, and awarded $4 million in compensatory damages. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent suffered from lung cancer and other smoking-related medical conditions and/or diseases. On August 19, 2010, the jury returned a punitive damages verdict in the amount of $180,000 against RJR Tobacco. In September 2010, the court entered final judgment against RJR Tobacco in the amount of $1.1 million in compensatory damages and $180,000 in punitive damages. The defendants filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $1.28 million. In June 2012, the Fourth DCA affirmed the judgment, per curiam. After exhausting its appeals, RJR Tobacco paid the judgment in the fourth quarter of 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 26, 2010, in Budnick v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of RJR Tobacco. The plaintiff alleged that the decedent, Leonard Budnick, was addicted to cigarettes manufactured by the defendants, and as a result, developed one or more smoking related medical conditions and/or diseases. The plaintiff filed a notice of appeal to the Fourth DCA. In December 2012, the Fourth DCA affirmed the final judgment entered in favor of RJR Tobacco. The plaintiff did not seek review by the Florida Supreme Court. The deadline to seek review by the U.S. Supreme Court is March 21, 2013.

On October 29, 2010, in Koballa v. Philip Morris USA Inc., a case filed in December 2007, in the Circuit Court, Volusia County, Florida against tobacco industry defendants, including RJR Tobacco, the court declared a mistrial after the jury informed the court that they were unable to reach a verdict. The plaintiff alleges that as a result of the use of the defendants’ defective and unreasonably dangerous tobacco products, she suffers from, or has suffered from, nicotine addiction, lung cancer and other smoking related medical conditions and/or diseases. Retrial began on March 21, 2011, and on March 31, 2011, the jury returned an inconsistent verdict. The jury found that RJR Tobacco was not liable for the plaintiff’s injuries, but found that her past injuries were worth $1 million with the plaintiff being 70% at fault and RJR Tobacco 30% at fault. The court entered final judgment in August 2011. RJR Tobacco filed a notice of appeal to the Fifth DCA and posted a supersedeas bond in the amount of $300,000. In September 2012, the Fifth DCA affirmed the trial court’s judgment, per curiam. RJR Tobacco’s motion for a written opinion was granted in October 2012. In November 2012, RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. The Florida Supreme Court has stayed the case pending resolution of Douglas v. Philip Morris USA, Inc., described above.

On November 4, 2010, in Vasko v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of RJR Tobacco. The jury found that the plaintiff’s claim was barred by the statute of limitations. The plaintiff alleged that the decedent, John Vasko, was addicted to cigarettes manufactured by the defendants, and as a result, developed one or more smoking related medical conditions and/or diseases, including lung cancer. Final judgment was entered, and the plaintiff filed a notice of appeal to the Fourth DCA. Briefing is complete. Oral argument has not been scheduled.

On November 15, 2010, in Webb v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Levy County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 90% at fault and the decedent, James Horner, to be 10% at fault, and awarded $8 million in compensatory damages and $72 million in punitive damages. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent developed one or more smoking related medical conditions and/or diseases. The court entered final judgment in November 2010. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $5 million. The plaintiff filed a notice of cross appeal. In April 2012, the First DCA affirmed the liability verdict, but ordered a remittitur or a new trial on damages. The trial court entered an order of remittitur or, alternatively, for a new trial. The court ordered that the compensatory damage award be reduced to $4 million and the punitive damage award be reduced to $25 million. The plaintiff consented to the remitted judgment, and RJR Tobacco filed a notice of rejection of the remittitur and demand for a new trial. The trial court entered an amended final judgment in September 2012. RJR Tobacco filed a notice of appeal to the First DCA of the amended final judgment in October 2012. Briefing is underway. In November 2012, the Florida Supreme Court denied RJR Tobacco’s petition for review of the First DCA’s decision. RJR Tobacco’s appeal of the amended final judgment remains pending.

On February 10, 2011, in Kirkland v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Hillsborough County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 10% at fault and the plaintiff to be 90% at fault, and awarded $100,000 in compensatory damages. The jury also awarded the plaintiff $250,000 in punitive damages. The plaintiff alleged that he was addicted to cigarettes, and as a result, developed larynx cancer and other smoking related medical conditions and/or diseases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Final judgment was entered in March 2011. The plaintiff filed a notice of appeal to the Second DCA on April 12, 2011. RJR Tobacco filed a notice of cross appeal and posted a supersedeas bond in the amount of $260,000. In January 2012, the plaintiff voluntarily dismissed his appeal. RJR Tobacco’s appeal remains pending. Briefing is underway.

On March 18, 2011, in Mack v. R. J. Reynolds Tobacco Co., a case filed in June 2008, in the Circuit Court, Alachua County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 51% at fault and the decedent, Peter Mack, Sr., to be 49% at fault, and awarded $1 million in compensatory damages. No punitive damages were awarded. The plaintiff alleged that due to the decedent’s addiction to cigarettes, he developed bronchitis and lung cancer. In April 2011, final judgment was entered in favor of the plaintiff. RJR Tobacco appealed, and the First DCA reversed the trial court’s judgment and remanded the case for a new trial. Retrial began on December 3, 2012. On December 14, 2012, the jury returned a verdict in favor of the plaintiff, found the decedent to be 35% at fault and RJR Tobacco to be 65% at fault and awarded $2.9 million in compensatory damages. RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of $1,885,000. Briefing is underway.

On March 28, 2011, in Oliva v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that as a result of smoking the defendants’ cigarettes, he developed chronic obstructive pulmonary disease and other smoking related diseases. Final judgment was entered in April 2011. The plaintiff filed a notice of appeal to the First DCA, and the defendants filed a notice of cross appeal in June 2011. Oral argument is scheduled for February 12, 2013.

On April 13, 2011, in Tullo v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of RJR Tobacco and the plaintiff, but against the remaining defendants. The jury awarded $4.5 million in compensatory damages and no punitive damages. The jury found the decedent, Dominick Tullo, to be 45% at fault and the remaining defendants cumulatively to be 55% at fault. The plaintiff alleged that the decedent was addicted to cigarettes manufactured by the defendants, and as a result, developed chronic obstructive pulmonary disease and other smoking related illnesses and/or diseases. The plaintiff sought in excess of $15,000 against each defendant, taxable costs and interest. The court denied the plaintiff’s motion for a new trial against RJR Tobacco and denied the remaining defendants’ post-trial motions in June 2011. The remaining defendants have filed an appeal to the Fourth DCA, and the plaintiff filed a cross appeal. The plaintiff also filed a notice of appeal of the order denying the plaintiff’s motion for new trial against RJR Tobacco. RJR Tobacco filed a cross appeal of the same order. Briefing is complete. Oral argument has not been scheduled.

On April 26, 2011, in Andy Allen v. R. J. Reynolds Tobacco Co., a case filed in September 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 45% at fault, the decedent, Patricia Allen, to be 40% at fault and the remaining defendant to be 15% at fault, and awarded $6 million in compensatory damages and $17 million in punitive damages against each defendant. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent developed chronic obstructive pulmonary disease. Final judgment was entered against RJR Tobacco in the amount of $19.7 million in May 2011. In October 2011, the court entered a remittitur of the punitive damages to $8.1 million and denied all other post-trial motions. The defendants filed a joint notice of appeal, and the plaintiff filed a notice of cross appeal in November 2011. Oral argument occurred on January 16, 2013. A decision is pending.

On May 20, 2011, in Reese v. R. J. Reynolds Tobacco Co., a case filed in September 2007, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the plaintiff to be 70% at fault and RJR Tobacco to be 30% at fault, and awarded $3.6 million in compensatory damages and no punitive damages. The plaintiff alleged that as a result of smoking the defendant’s products, she became addicted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and developed laryngeal cancer, peripheral vascular disease and chronic obstructive pulmonary disease. The court entered final judgment on May 25, 2011. RJR Tobacco filed a notice of appeal to the Third DCA and posted a supersedeas bond in the amount of $1.07 million. Oral argument occurred on February 4, 2013. A decision is pending.

On May 20, 2011, in Jewett v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 20% at fault, the decedent, Barbara Jewett, to be 70% at fault and the remaining defendant to be 10% at fault, and awarded $1.1 million in compensatory damages and no punitive damages. The plaintiff alleged that the decedent, Barbara Jewett, was addicted to cigarettes and as a result of her addiction, developed chronic obstructive pulmonary disease, emphysema and respiratory failure. Final judgment was entered in June 2011. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $218,600. In November 2012, the First DCA reversed the judgment and remanded the case for a new trial. The plaintiff’s motion for rehearing, rehearing en banc or for certification to the Florida Supreme Court was denied in January 2013. The deadline for the plaintiff to file a notice to invoke the discretionary jurisdiction of the Florida Supreme Court is March 4, 2013.

On June 16, 2011, in Soffer v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Alachua County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 40% at fault, the decedent, Maurice Soffer, to be 60% at fault, and awarded $5 million in compensatory damages and no punitive damages. The plaintiff alleged that the decedent was addicted to cigarettes and, as a result, developed lung cancer and other smoking-related conditions and/or diseases. Final judgment was entered against RJR Tobacco in the amount of $2 million. The plaintiff filed a notice of appeal to the First DCA in July 2011. RJR Tobacco filed a notice of cross appeal and posted a supersedeas bond in the amount of $2 million. In October 2012, the First DCA affirmed the trial court’s ruling in full. On the direct appeal, the court held that only intentional torts could support a punitive damages claim and held that Engle Progeny plaintiffs may not seek punitive damages for negligence or strict liability because the original Engle class did not seek punitive damages for those claims. The First DCA certified the question to the Florida Supreme Court as one of great public importance. On the cross appeal, the court rejected RJR Tobacco’s arguments about the use of the Engle findings and the statute of limitations. RJR Tobacco filed a motion for rehearing or for certification to the Florida Supreme Court and the plaintiff filed a motion for rehearing or rehearing en banc. In January 2013, the First DCA granted rehearing on RJR Tobacco’s cross appeal to clarify that the trial court’s application of Engle findings did not violate RJR Tobacco’s due process rights. Otherwise, rehearing, rehearing en banc and certification were denied. RJR Tobacco and the plaintiff have both filed notices to invoke the discretionary jurisdiction of the Florida Supreme Court. Decisions are pending.

On July 15, 2011, in Ciccone v. R. J. Reynolds Tobacco Co., a case filed in August 2004, in the Circuit Court, Broward County, Florida, a jury returned a verdict finding the plaintiff is a member of the Engle class. The plaintiff alleged that as a result of the use of the defendant’s tobacco products, the decedent, George Ciccone, suffered from nicotine addiction and one or more smoking related diseases and/or medical conditions. On July 21, 2011, the jury awarded approximately $3.2 million in compensatory damages and $50,000 in punitive damages. The jury found the decedent to be 70% at fault and RJR Tobacco to be 30% at fault. Final judgment was entered in September 2011, and RJR Tobacco filed a notice of appeal to the Fourth DCA. RJR Tobacco posted a supersedeas bond in the amount of approximately $1 million on October 17, 2011. Briefing is underway.

On July 19, 2011, in Weingart v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of the plaintiff; however, they refused to award compensatory or punitive damages and found the decedent, Claire Weingart, to be 91% at fault. The plaintiff alleged that as a result of using the defendants’ tobacco products, the decedent developed lung cancer and other smoking related diseases and/or medical conditions. In September 2011, the court granted the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plaintiff’s motion for additur or new trial. The plaintiff was awarded $150,000 as an additur for pain and suffering damages. Final judgment was entered in the amount of $4,500, against each defendant and the defendants filed a joint notice of appeal to the Fourth DCA in November 2011. RJR Tobacco posted a supersedeas bond in the amount of $4,500. Briefing is complete. Oral argument has not been scheduled.

On September 15, 2011, in Ojeda v. R. J. Reynolds Tobacco Co., a case filed in October 2007, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of RJR Tobacco. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent, Juan Ojeda, suffered from one or more smoking-related medical conditions and/or diseases. The plaintiff filed a motion for a new trial. Final judgment was entered September 26, 2011. The plaintiff filed a notice of appeal to the Third DCA in October 2012. Briefing is underway.

On September 23, 2011, in Bowman v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Michael Bowman, to be 70% at fault and RJR Tobacco to be 30% at fault, and awarded $1.5 million in compensatory damages and no punitive damages. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent suffered from esophageal cancer. The Court entered final judgment in October 2011. RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of $450,000. In November 2012, the First DCA affirmed, per curiam, the judgment of the trial court. The First DCA denied RJR Tobacco’s motion for a written opinion in December 2012. The deadline to file a petition for writ of certiorari with the U.S. Supreme Court is March 18, 2013.

On November 28, 2011, in Sury v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, William Sury, to be 60% at fault, RJR Tobacco to be 20% at fault, and the remaining defendant to be 20% at fault, and awarded $1 million in compensatory damages and no punitive damages. The plaintiff alleged that as a result of the use of the defendants’ products, the decedent suffered from lung cancer. Final judgment was entered in March 2012. The court entered an amended final judgment that held the defendants jointly and severally liable for the entire $1 million, even though the jury had allocated 60% of fault to the plaintiff and 20% of fault to a co-defendant. The defendants filed a notice of appeal to the First DCA on April 20, 2012, and RJR Tobacco posted a supersedeas bond in the amount of $500,000. Briefing is underway.

On January 24, 2012, in Hallgren v. R. J. Reynolds Tobacco Co., a case filed in April 2007, in the Circuit Court, Highlands County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Claire Hallgren, to be 50% at fault, RJR Tobacco to be 25% at fault, and the remaining defendant to be 25% at fault, and awarded $2 million in compensatory damages and $750,000 in punitive damages against each defendant. The plaintiff alleged that the decedent was addicted to the defendants’ products, and as a result, suffered from lung cancer. In March 2012, the court entered final judgment in the amount of approximately $1 million for which RJR Tobacco and the other defendant are jointly and severally liable; and $750,000 in punitive damages against each defendant and reserved jurisdiction to rule on post-trial motions. The defendants filed a motion to alter or amend the final judgment to conform the judgment to Florida law. The defendants contend that the final judgment is erroneous because it purports to hold the defendants jointly and severally liable, and its award of damages to Mr. Hallgren individually contravenes Florida’s wrongful death statute. The plaintiff filed a motion to amend the final judgment in accordance with the plaintiff’s position that the comparative fault statute does not apply, and not reduce the plaintiff’s compensatory award per the jury’s allocation of fault. The defendants filed a joint notice of appeal to the Second DCA, and RJR Tobacco posted a supersedeas bond in the amount of approximately $1.3 million in May 2012. The plaintiff filed a notice of cross appeal. Briefing is underway.

On January 25, 2012, in Ward v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Mattie Ward, to be 50% at fault, RJR Tobacco to be 30% at fault, and the remaining defendants, collectively, to be 20%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at fault, and awarded $1 million in compensatory damages and $1.7 million in punitive damages. The plaintiff alleged that the decedent was addicted to the defendants’ products, and as a result, suffered from chronic obstructive pulmonary disease and other smoking related conditions and/or diseases. In March 2012, the court entered final judgment in the amount of $487,000 in compensatory damages, for which RJR Tobacco and the other defendants are jointly and severally liable; and $1.7 million in punitive damages against RJR Tobacco. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $2.187 million in June 2012. The plaintiff filed a notice of cross appeal. Briefing is underway.

On February 29, 2012, in Marotta v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Broward County, Florida, the court declared a mistrial during jury prequalification. The plaintiff alleged that the decedent, Phil Marotta, was addicted to cigarettes and, as a result, suffered from lung cancer. The plaintiff seeks compensatory damages in excess of $75,000, including compensatory and punitive damages, costs and pre-judgment interest. Retrial is scheduled for March 7, 2013.

On March 19, 2012, in McCray v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that the decedent, Mercedia Walker, was addicted to the defendants’ tobacco products, and as a result, suffered from one or more tobacco related diseases and/or medical conditions. The plaintiff sought compensatory damages for all injuries and losses, all recoverable costs of the case, and all legally recoverable interest. Final judgment was entered in March 2012. The plaintiff filed a notice of appeal in July 2012. The Eleventh Circuit stayed the case pending resolution of Douglas v. Philip Morris USA, Inc., described above.

On March 27, 2012, in Emmon Smith v. R. J. Reynolds Tobacco Co., a case filed in January 2008 in the Circuit Court, Jackson County, Florida, a jury returned a verdict in favor of the plaintiff, found Mr. Smith to be 30% at fault and RJR Tobacco to be 70% at fault, and awarded $10 million in compensatory damages. The jury also awarded $20 million in punitive damages. The plaintiff alleged that he was addicted to cigarettes manufactured by the defendants, and as a result, developed lung cancer. Final judgment was entered on April 2, 2012. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $5 million. Oral argument occurred on January 15, 2013. A decision is pending.

On April 10, 2012, in Duke v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Sarah Duke, to be 75% at fault and RJR Tobacco to be 25% at fault, and awarded $30,705 in compensatory damages and no entitlement to punitive damages. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent developed smoking related diseases. The plaintiff sought compensatory and punitive damages, including costs and interest. RJR Tobacco filed a notice of appeal to the Eleventh Circuit in September 2012. In November 2012, RJR Tobacco posted a supersedeas bond in the amount of approximately $7,800. The Eleventh Circuit stayed the case pending resolution of Douglas v. Philip Morris USA, Inc., described above.

On May 21, 2012, in Walker v. R. J. Reynolds Tobacco Co., a case filed in August 2007, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Albert Walker, to be 90% at fault and RJR Tobacco to be 10% at fault, and awarded $275,000 in compensatory damages with no entitlement to punitive damages. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent suffered bodily injury. The plaintiff sought compensatory and punitive damages, including costs and interest. The court entered final judgment in May 2012. RJR Tobacco filed a notice of appeal to the Eleventh Circuit and posted a supersedeas bond in the amount of $27,775. Briefing is underway.

On May 17, 2012, in Calloway v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Johnnie

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Calloway, to be 20.5% at fault, RJR Tobacco to be 27% at fault, and the remaining defendants collectively to be 52.5% at fault, and awarded $20.5 million in compensatory damages and $17.25 million in punitive damages against RJR Tobacco and $37.6 million collectively against the remaining defendants. The plaintiff alleged that as a result of using the defendants’ products, the decedent became addicted and developed smoking-related diseases and/or conditions. The plaintiff sought compensatory and punitive damages, including costs and interest. In its ruling on the post-trial motions, the court determined that the jury’s apportionment of comparative fault did not apply to the compensatory damages award. Final judgment was entered in August 2012. In September 2012, the defendants filed a notice of appeal, and RJR Tobacco posted a supersedeas bond in the amount of $1.5 million. The plaintiff filed a notice of cross-appeal. Briefing is underway.

On August 1, 2012, in Hiott v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Kenneth Hiott, to be 60% at fault and RJR Tobacco to be 40% at fault, and awarded $1.825 million in compensatory damages and no punitive damages. The plaintiff alleged that as a result of using the defendant’s product, the decedent suffered from addiction and smoking-related diseases and/or conditions. The plaintiff sought an unspecified amount of compensatory and punitive damages. In November 2012, final judgment was entered against RJR Tobacco in the amount of $730,000 in compensatory damages. RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of $730,000 in December 2012. Briefing is underway.

On August 1, 2012, in Denton v. R. J. Reynolds Tobacco Co., a case filed in August 2007, in the U.S. District Court for the Middle District of Florida, a jury found the defendants liable, but allocated 100% of fault to the decedent, Linda Denton. The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from smoking-related diseases and/or conditions. The plaintiff sought an unspecified amount of compensatory and punitive damages. Final judgment was entered on August 8, 2012. The plaintiff filed a motion for a new trial in September 2012. A decision is pending.

On August 10, 2012, in Hancock v. Philip Morris USA, Inc., a case filed in January 2008, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Edna Siwieck, to be 90% at fault, RJR Tobacco to be 5% at fault and the remaining defendant to be 5% at fault. However, the jury did not award compensatory damages and found that the plaintiff was not entitled to punitive damages. The court determined that the jury verdict was inconsistent due to the parties previously stipulating to $110,200 in medical expenses, which is subject to the allocation of fault. The defendants agreed to an additur for that amount. The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from chronic obstructive pulmonary disease. The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and interest. Final judgment was entered against RJR Tobacco in the amount of $705 in October 2012. The stipulated amount was reduced by the defendants’ motion to reduce economic damages by collateral sources. The plaintiff filed a notice of appeal to the Fourth DCA and the defendants filed a notice of cross appeal, in November 2012. Briefing is underway.

On September 19, 2012, in Baker v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of the defendant, RJR Tobacco. The plaintiff alleged that as a result of using the defendant’s products, the decedent, Elmer Baker, suffered from lung cancer. The plaintiff sought compensatory damages in excess of $15,000, costs and interest. The plaintiff’s post-trial motions were denied in December 2012. Final judgment was entered in January 2013, in favor of RJR Tobacco. The deadline to file a notice of appeal is February 19, 2013.

On September 20, 2012, in Sikes v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Jimmie Sikes, to be 49% at fault and RJR Tobacco to be 51% at fault, and awarded $4.1 million in compensatory damages and $2 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s product, the decedent suffered from chronic obstructive pulmonary disease. Post-trial motions are pending.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 17, 2012, in James Smith v. R. J. Reynolds Tobacco Co., a case filed in August 2007, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Wanette Smith, to be 45% at fault and RJR Tobacco to be 55% at fault, and awarded $600,000 in compensatory damages and $20,000 in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from lung cancer and chronic obstructive pulmonary disease. The plaintiff sought compensatory and punitive damages, costs and interest. Final judgment has not been entered.

On October 18, 2012, in Schlenther v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Hillsborough County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Beverly Schlenther, to be 50% at fault and RJR Tobacco to be 50% at fault, and awarded $5 million in compensatory damages and $2.5 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from chronic obstructive pulmonary disease and heart disease. The plaintiff sought compensatory and punitive damages, costs and interest. Post-trial motions are pending.

On October 19, 2012, in Ballard v. R. J. Reynolds Tobacco Co., a case filed in September 2007 in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the plaintiff to be 45% at fault and RJR Tobacco to be 55% at fault, and awarded $8.55 million in compensatory damages. Punitive damages were not at issue. The plaintiff alleged that as a result of using the defendant’s products, he suffers from bladder cancer and emphysema. Post-trial motions are pending.

On October 25, 2012, in Lock v. Philip Morris USA, Inc., a case was filed in November 2007, in the Circuit Court, Pinellas County, Florida, a jury returned a verdict in favor of the plaintiff, found the plaintiff to be 82% at fault, RJR Tobacco to be 9% at fault and the remaining defendant to be 9% at fault, and awarded $1.15 million in compensatory damages. Punitive damages were not at issue. The plaintiff alleged that as a result of using the defendants’ products, he suffers from lung cancer. Post-trial motions are pending.

On December 12, 2012, in Cumbess v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Suwannee County, Florida, a jury returned a verdict in favor of RJR Tobacco. The plaintiff brought the case on behalf of the decedent, Henry Cumbess. The decedent allegedly suffered from lung cancer. The court entered an order dismissing the case with prejudice.

On December 12, 2012, in Virginia Williams v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found the decedent, Milton Williams, to be 15% at fault and RJR Tobacco to be 85% at fault, and awarded $5 million in compensatory damages. Punitive damages were not sought. The case was filed in December 2007, in the Circuit Court, Miami-Dade County, Florida. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from pharyngeal cancer. Post-trial motions are pending. Final judgment was entered against RJR Tobacco in the amount of $4.25 million in compensatory damages.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2012, there were 2,574 Broin II lawsuits pending in Florida. There have been no Broin II trials since 2007.

Class-Action Suits

Overview.    As of December 31, 2012, eight class-action cases were pending in the United States against RJR Tobacco or its affiliates or indemnitees. In 1996, the Fifth Circuit Court of Appeals in Castano v. American Tobacco Co. overturned the certification of a nation-wide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of state-wide, rather than nation-wide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco and its affiliates and indemnitees in state or federal courts in California, Illinois, Louisiana, Missouri, and West Virginia. All pending class-action cases are discussed below.

The pending class actions against RJR Tobacco or its affiliates or indemnitees include five cases alleging that the use of the term “lights” constitutes unfair and deceptive trade practices under state law or violates the federal RICO statute. Such suits are pending in state or federal courts in Illinois and Missouri and are discussed below under “— ‘Lights’ Cases.”

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2011, the trial court created a trust to oversee the cessation program and appointed three trustees. In October 2011, after the judgment amount was paid in full, the plaintiffs filed a motion for assessment of attorneys’ fees and costs for the prosecution of the case against the defendants rather than the fund. On January 6, 2012, the defendants filed exceptions and motion to strike seeking to dismiss any claim for fees from the defendants, as opposed to the fund, which were denied by the trial court. On April 4, 2012, the defendants filed an application for supervisory writs with the Louisiana Fourth Circuit Court of Appeal. In May 2012, the parties entered into an agreement that all fees and expenses would come from the fund and that no additional monies will come from the defendants. The defendants agreed to surrender 50% of their reversionary interest in any funds left over at the end of the 10-year program. Class counsel and the trustees subsequently agreed on the amount of fees and costs to be paid to class counsel by the fund, and the trial court thereafter approved the amount (approximately $103 million). Fees and costs were accordingly paid from the fund to class counsel in December 2012. The cessation program began in July 2012 and is scheduled to last for 10 years. At the end of the ten-year period, the defendants will assert a claim for 50% of any funds remaining.

California Business and Professions Code Case.    In Sateriale v. R. J. Reynolds Tobacco Co., a class action filed in November 2009 in the U.S. District Court for the Central District of California, the plaintiffs brought the case on behalf of all persons who tried unsuccessfully to redeem Camel Cash certificates from 1991 through March 31, 2007, or who held Camel Cash certificates as of March 31, 2007. The plaintiffs allege that in response to the defendants’ action to discontinue redemption of Camel Cash as of March 31, 2007, customers, like the plaintiffs, attempted to exchange their Camel Cash for merchandise and that the defendants, however, did not have any merchandise to exchange for Camel Cash. The plaintiffs allege unfair business practices, deceptive practices, breach of contract and promissory estoppel. The plaintiffs seek injunctive relief, actual damages, costs and expenses. In January 2010, the defendants filed a motion to dismiss, which prompted the plaintiffs to file an amended complaint in February 2010. The class definition changed to a class consisting of all persons who reside in the U.S. and tried unsuccessfully to redeem Camel Cash certificates, from October 1, 2006 (six months before the defendant ended the Camel Cash program) or who held Camel Cash certificates as of March 31, 2007. The plaintiffs also brought the class on behalf of a proposed California subclass, consisting of all California residents meeting the same criteria. In May 2010, RJR Tobacco’s motion to dismiss the amended complaint for lack of jurisdiction over subject matter and, alternatively, for failure to state a claim was granted with leave to amend. The plaintiffs filed a second amended complaint. In July 2010, RJR Tobacco’s motion to dismiss the second amended complaint was granted with leave to amend. The plaintiffs filed a third amended complaint, and RJR Tobacco filed a motion to dismiss in September 2010. In December 2010, the court granted RJR Tobacco’s motion to dismiss with prejudice. Final judgment was entered by the court and the plaintiffs filed a notice of appeal in January 2011. In July 2012, the appellate court affirmed the dismissal of the plaintiffs’ claims under the Unfair Competition Law and the Consumer Legal Remedies Acts and reversed the dismissal of the plaintiffs’

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

claims for promissory estoppel and breach of contract. RJR Tobacco’s motion for rehearing or rehearing en banc was denied in October 2012. RJR Tobacco filed its answer to the plaintiffs’ third amended complaint in December 2012. Trial is scheduled for March 4, 2014.

“Lights” Cases.    As noted above, “lights” class-action cases are pending against RJR Tobacco or B&W in Illinois (2) and Missouri (2). The classes in these cases generally seek to recover $50,000 to $75,000 per class member for compensatory and punitive damages, injunctive and other forms of relief, and attorneys’ fees and costs from RJR Tobacco and/or B&W. In general, the plaintiffs allege that RJR Tobacco or B&W made false and misleading claims that “lights” cigarettes were lower in tar and nicotine and/or were less hazardous or less mutagenic than other cigarettes. The cases typically are filed pursuant to state consumer protection and related statutes.

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

The seminal “lights” class-action case involves RJR Tobacco’s competitor, Philip Morris, Inc. Trial began in Price v. Philip Morris, Inc. in January 2003. In March 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Philip Morris pursued various avenues of relief from the $12 billion bond requirement. On December 15, 2005, the Illinois Supreme Court reversed the lower court’s decision and sent the case back to the trial court with instructions to dismiss the case. On December 5, 2006, the trial court granted the defendant’s motion to dismiss and for entry of final judgment. The case was dismissed with prejudice the same day. In December 2008, the plaintiffs filed a petition for relief from judgment, stating that the U.S. Supreme Court’s decision in Good v. Altria Group, Inc. rejected the basis for the reversal. The trial court granted the defendant’s motion to dismiss the plaintiffs’ petition for relief from judgment in February 2009. In March 2009, the plaintiffs filed a notice of appeal to the Illinois Appellate Court, Fifth Judicial District, requesting a reversal of the February 2009 order and remand to the circuit court. On February 24, 2011, the appellate court entered an order, concluding that the two-year time limit for filing a petition for relief from a final judgment began to run when the trial court dismissed the plaintiffs’ lawsuit on December 18, 2006. The appellate court therefore found that the petition was timely, reversed the order of the trial court, and remanded the case for further proceedings. Philip Morris filed a petition for leave to appeal to the Illinois Supreme Court. On September 28, 2011, the Illinois Supreme Court denied Philip Morris’s petition for leave to appeal and returned the case to the trial court for further proceedings. In December 2012, the trial court denied the plaintiffs’ petition for relief from the judgment. The plaintiffs filed a notice of appeal to the Illinois Appellate Court, Fifth Judicial District.

In Turner v. R. J. Reynolds Tobacco Co., a case filed in February 2000 in Circuit Court, Madison County, Illinois, a judge certified a class in November 2001. In June 2003, RJR Tobacco filed a motion to stay the case pending Philip Morris’s appeal of the Price v. Philip Morris Inc. case mentioned above, which the judge denied in July 2003. In October 2003, the Illinois Fifth District Court of Appeals denied RJR Tobacco’s emergency stay/supremacy order request. In November 2003, the Illinois Supreme Court granted RJR Tobacco’s motion for a stay pending the court’s final appeal decision in Price. On October 11, 2007, the Illinois Fifth District Court of Appeals dismissed RJR Tobacco’s appeal of the court’s denial of its emergency stay/supremacy order request and remanded the case to the Circuit Court. A status conference is scheduled for May 29, 2013.

In Howard v. Brown & Williamson Tobacco Corp., another case filed in February 2000 in Circuit Court, Madison County, Illinois, a judge certified a class in December 2001. In June 2003, the trial judge issued an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

order staying all proceedings pending resolution of the Price v. Philip Morris, Inc. case mentioned above. The plaintiffs appealed this stay order to the Illinois Fifth District Court of Appeals, which affirmed the Circuit Court’s stay order in August 2005. There is currently no activity in the case.

A “lights” class-action case is pending against each of RJR Tobacco and B&W in Missouri. In Collora v. R. J. Reynolds Tobacco Co., a case filed in May 2000 in Circuit Court, St. Louis County, Missouri, a judge in St. Louis certified a class in December 2003. In April 2007, the court granted the plaintiffs’ motion to reassign Collora and the following cases to a single general division: Craft v. Philip Morris Companies, Inc. and Black v. Brown & Williamson Tobacco Corp., discussed below. In April 2008, the court stayed the case pending U.S. Supreme Court review in Good v. Altria Group, Inc. A nominal trial date of January 10, 2011 was scheduled, but it did not proceed at that time. A status conference is scheduled for February 4, 2014.

Finally, in Black v. Brown & Williamson Tobacco Corp., a case filed in November 2000 in Circuit Court, City of St. Louis, Missouri, B&W removed the case to the U.S. District Court for the Eastern District of Missouri. The plaintiffs filed a motion to remand, which was granted in March 2006. In April 2008, the court stayed the case pending U.S. Supreme Court review in Good v. Altria Group, Inc. A nominal trial date of January 10, 2011, was scheduled, but it did not proceed at that time. A status conference is scheduled for February 4, 2014.

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

Finally, in Jones v. American Tobacco Co., Inc., a case filed in December 1998 in Circuit Court, Jackson County, Missouri, the defendants removed the case to the U.S. District Court for the Western District of Missouri in February 1999. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, and parent companies of U.S. cigarette manufacturers, including RJR, by tobacco product users and purchasers on behalf of all similarly situated Missouri consumers. The plaintiffs allege that their use of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the defendants’ tobacco products has caused them to become addicted to nicotine. The plaintiffs seek to recover an unspecified amount of compensatory and punitive damages. The case was remanded to the Circuit Court in February 1999. There is currently no activity in this case.

Health-Care Cost Recovery Cases

Health-care cost recovery cases have been brought by a variety of plaintiffs. Other than certain governmental actions, these cases largely have been unsuccessful on remoteness grounds, which means that one who pays an injured person’s medical expenses is legally too remote to maintain an action against the person allegedly responsible for the injury.

As of December 31, 2012, two health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both, as discussed below after the discussion of the State Settlement Agreements. A limited number of claimants have filed suit against RJR Tobacco, its current or former affiliates, B&W and other tobacco industry defendants to recover funds for health care, medical and other assistance paid by foreign provincial governments in treating their citizens. For more information on these cases, see “— International Cases” below.

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

Set forth below are tables depicting the unadjusted tobacco industry settlement payment schedule and the settlement payment schedule for RAI’s operating subsidiaries under the State Settlement Agreements, and related information for 2010 and beyond:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

	2010	2011	2012	2013 and thereafter
First Four States’ Settlements:(1)
Mississippi Annual Payment	$136	$136	$136	$136
Florida Annual Payment	440	440	440	440
Texas Annual Payment	580	580	580	580
Minnesota Annual Payment	204	204	204	204
Remaining States’ Settlement:
Annual Payments(1)	8,004	8,004	8,004	8,004
Growers’ Trust(2)	295	—	—	—
Offset by federal tobacco buyout(2)	(295)	—	—	—

Total	$9,364	$9,364	$9,364	$9,364

RAI’s Operating Subsidiaries’ Settlement Expenses and Payment Schedule

Settlement expenses	$2,496	$2,435	$2,370		—
Settlement cash payments	$2,519	$2,492	$2,414		—
Projected settlement expenses				$	>2,300
Projected settlement cash payments				$	>2,300

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RJR Tobacco and the other defendants, as well as the Department of Justice, filed petitions for writ of certiorari to the U.S. Supreme Court in February 2010. In June 2010, the U.S. Supreme Court denied the parties’ petitions for writ of certiorari. Post-remand proceedings are underway to determine the extent to which the original order will be implemented. The defendants filed a motion for vacatur, in which they moved to vacate the trial court’s injunctions and factual findings and dismiss the case in its entirety, on March 3, 2011. The court denied the motion on June 1, 2011. The defendants filed a notice of appeal. The trial court also issued an opinion on January 26, 2012, stating that it will not defer its decision on the corrective action statements pending the outcome of pending FDA litigation. In addition, the parties to the lawsuit entered into an agreement concerning certain technical obligations regarding their public websites. Pursuant to this agreement, RJR Tobacco agreed to deposit $3.125 million over the next three years into the registry of the district court. In July 2012, the Court of Appeals for the D.C. Circuit affirmed the trial court’s denial of the defendants’ motion to vacate the injunctions. In November 2012, the trial court entered an order wherein the court determined the language to be included in the text of the corrective statements and directed the parties to engage in discussions with the Special Master to implement them. The defendants filed a notice of appeal on January 25, 2013.

Native American Tribe Case.    As of December 31, 2012, one Native American tribe case was pending before a tribal court against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co., a case filed in September 1997 in Tribal Court, Crow Creek Sioux, South Dakota. The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant.

International Cases.    Nine health-care reimbursement cases have been filed against RJR Tobacco, its current or former affiliates, or B&W outside the United States, by nine Canadian provinces. The remaining Canadian province, the Province of Nova Scotia, has indicated an intention to file a similar case. In these actions, foreign governments are seeking to recover for health care, medical and other assistance paid and to be paid in treating their citizens for tobacco-related disease. No such actions are pending in the United States. Pursuant to the terms of the 1999 sale of RJR Tobacco’s international tobacco business, RJR Tobacco has tendered the defense of these actions to JTI. Subject to a reservation of rights, JTI has assumed the defense of RJR Tobacco and its current or former affiliates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•

Prince Edward Island — In September 2012, a case was filed on behalf of the Province of Prince Edward Island, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Supreme Court of Prince Edward Island (General Section), Charlottetown, Prince Edward Island. The claim is brought pursuant to legislation assented to in 2009 and proclaimed in 2012, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the Prince Edward Island government seeks to recover essentially the same types of damages that are being sought in the British Columbia and other provincial actions described above based on analogous theories of liability.

The following seven putative Canadian class actions were filed against various Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in courts in the Provinces of Alberta, British Columbia, Manitoba, Nova Scotia, Ontario and Saskatchewan, although the plaintiffs’ counsel have been actively pursuing only the action pending in Saskatchewan at this time:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•

In Jacklin v. Canadian Tobacco Manufacturers’ Council, a case filed in June 2012 in the Ontario Superior Court of Justice against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, the plaintiffs brought the case on behalf of all individuals, including their estates, who were alive on June 12, 2007, and who have suffered, or who currently suffer from chronic obstructive pulmonary disease, heart disease, or cancer, after having smoked a minimum of 25,000 cigarettes designed, manufactured, imported, marketed, or distributed by the defendants.

In each of these seven cases, the plaintiffs allege fraud, fraudulent concealment, breach of warranty, breach of warranty of merchantability and of fitness for a particular purpose, failure to warn, design defects, negligence, breach of a “special duty” to children and adolescents, conspiracy, concert of action, unjust enrichment, market share liability, joint liability, and violations of various trade practices and competition statutes. The plaintiffs seek compensatory and aggravated damages; punitive or exemplary damages; the right to waive the torts described above and claim disgorgement of the amount of revenues or profits the defendants received from the sale of tobacco products to putative class members; interest pursuant to the Pre-judgment Interest Act and other similar legislation; and other relief the court deems just. Pursuant to the terms of the 1999 sale of RJR Tobacco’s international tobacco business, RJR Tobacco has tendered the defense of these seven actions to JTI. Subject to a reservation of rights, JTI has assumed the defense of RJR Tobacco and its current or former affiliates in these actions.

State Settlement Agreements-Enforcement and Validity; Adjustments

As of December 31, 2012, there were 31 cases concerning the enforcement, validity or interpretation of the State Settlement Agreements in which RJR Tobacco or B&W is a party. This number includes those cases, discussed below, relating to disputed payments under the State Settlement Agreements.

The Vermont Attorney General filed suit in July 2005, in the Vermont Superior Court, Chittenden County, alleging that certain advertising for the Eclipse cigarette brand violated both the MSA and the Vermont Consumer Fraud Statute. The State of Vermont is seeking declaratory, injunctive, and monetary relief. The bench trial in this action began on October 6, 2008, and lasted a total of five weeks. Closing arguments occurred on March 11, 2009. On March 10, 2010, the court issued its opinion, finding that three of the advertising claims

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

made by RJR Tobacco were not supported by the appropriate degree of scientific evidence. The court did, however, rule that the remaining six advertising claims challenged by the State of Vermont were not actionable. The court indicated that remedies and any damages to be awarded, as well as the issue of attorney’s fees and litigation expenses, will be addressed in additional proceedings. On March 22, 2010, RJR Tobacco filed a motion to amend findings of fact that it believes are demonstrably contrary to, or unsupported by, the record. On December 14, 2010, the court issued an order granting in part and denying in part RJR Tobacco’s motion. The parties conducted a mediation on the remaining issues on February 14, 2012, but failed to reach an agreement. On April 6, 2012, the court entered a stipulated scheduling order outlining a schedule for pre-trial briefs on the relief/remedies sought by the State. That briefing was completed on September 26, 2012. A hearing on the remedies sought by the State is scheduled for March 4, 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, nine states sued RJR Tobacco claiming that an advertisement published in Rolling Stone magazine the prior month violated the MSA’s ban on the use of cartoons. The states asserted that the magazine’s content adjacent to a Camel gatefold advertisement included cartoon images prohibited by the MSA and that certain images used in the Camel advertisement itself were prohibited cartoons. Each state sought injunctive relief and punitive monetary sanctions. Eight of the nine courts have since ruled that the states are not entitled to the punitive sanctions being sought. There has been resolution of all of the cases except for California.

The court in California ruled that the company was not liable for preventing the use of cartoons in magazine-created content next to the RJR Tobacco advertisement, but that a few of the images in the RJR Tobacco advertisement itself were “technical” and unintentional cartoons. No monetary sanctions were awarded by the California court. The California Court of Appeals affirmed the judgment on the merits. In April 2011, the California Court of Appeals reversed the trial court’s award of attorneys’ fees to the State and remanded the case to the trial court with instructions to use the correct legal standard and prevailing market rates in determining the award of fees to either party. A final order was issued on October 6, 2011, finding the State to be the prevailing party for purposes of entitlement to attorneys’ fees. On March 22, 2012, the court entered an order granting the State’s request for approximately $3 million in attorneys’ fees. RJR Tobacco filed a notice of appeal in April 2012. Briefing is complete. Oral argument has not been scheduled.

NPM Adjustment.    The MSA includes an adjustment, referred to as an NPM Adjustment, that potentially reduces the annual payment obligations of RJR Tobacco and the other original participating manufacturers, referred to as PMs. Certain requirements, collectively referred to as the Adjustment Requirements, must be satisfied before the NPM Adjustment for a given year is available:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2012, 47 of the 48 courts that had addressed the question whether the dispute concerning the 2003 NPM Adjustment is arbitrable had ruled that arbitration is required under the MSA. The orders compelling arbitration in these states are now final and/or non-appealable. The Montana Supreme Court ruled that the state of Montana did not agree to arbitrate the question of whether it diligently enforced a qualifying statute. Trial on Montana’s assertion of its diligent enforcement defense to the 2003 NPM Adjustment was set for trial on September 10, 2012. On June 22, 2012, Montana and the PMs reached an agreement that the PMs do not contest Montana’s claim that it diligently enforced the Qualifying Statute during 2003.

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

The arbitration panel contemplated by the MSA and the Arbitration Agreement has been selected, and proceedings before the panel with respect to the 2003 NPM Adjustment Claim have begun. An initial administrative conference was held in July 2010, and subsequent proceedings have been held since then. Document and deposition discovery has been conducted pursuant to various orders of the arbitration panel. On November 3, 2011, RJR Tobacco and the other PMs advised the arbitration panel that they were not contesting the “diligent enforcement” of 12 states and the four pacific territories with a combined allocable share of less than 14%. The “diligent enforcement” of the remaining 33 settling states, DC and Puerto Rico was contested and will be the subject of further proceedings. A common issues hearing was held in April 2012 and state specific evidentiary hearings began in May 2012. To date, evidentiary hearings for fifteen states have been held. State specific hearings will continue on a monthly basis until proceedings with respect to all contested states have been completed. It is anticipated that it will be 12 to 15 months before a decision on the merits with respect to the 2003 NPM Adjustment is reached.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Due to the uncertainty over the final resolution of the NPM Adjustment claims asserted by RJR Tobacco, no assurances can be made related to the amounts, if any, that will be realized or any amounts (including interest) that will be owed.

On November 14, 2012, RJR Tobacco, certain other PMs and certain Settling States entered into a Term Sheet that set forth terms on which accrued and potential NPM Adjustment claims for 2003 through 2014 could be resolved. The Term Sheet also set forth a restructured NPM Adjustment process to be applied on a going-forward basis, starting with the 2013 volume year. The Term Sheet was provided to all of the MSA Settling States for their review and consideration. The Term Sheet established December 14, 2012, as the deadline by which Settling States had to indicate whether they wished to join the proposed settlement. December 17, 2013, was set as the date the PMs and the joining Settling States would determine whether to proceed with the settlement. A total of 17 states, the District of Columbia and Puerto Rico, together representing just under 42% Allocable Share, determined to join the proposed settlement. RJR Tobacco and the other PMs indicated that they were prepared to go forward with the proposed settlement with that level of state participation.

The Term Sheet provides that the Arbitration Panel currently in place to deal with the 2003 NPM Adjustment (and other NPM Adjustment-related matters) must review the proposed settlement and enter an appropriate order to confirm for the Independent Auditor that it should implement as necessary the terms of the settlement agreement. An initial hearing on the proposed settlement was held on January 22-23, 2013. A briefing schedule regarding any objections to the settlement has been established. Another hearing on the proposed settlement has been set for March 7, 2013.

Separately, on August 19, 2011, Idaho sent a letter on behalf of itself and 31 other states, stating their intent to initiate arbitration with respect to whether amounts used to measure the domestic cigarette market and to calculate PM payment obligations under the MSA should be the adjusted gross or the net number of cigarettes on which federal excise tax (including arbitrios de cigarillos) is paid. The parties also agreed to arbitrate the Independent Auditor’s calculation of the Volume Adjustment with respect to the treatment of “roll your own,” referred to as RYO, tobacco. On December 15, 2011, the parties entered into an agreement regarding procedures for formation of an arbitration panel with respect to this arbitration. Selection of arbitrators was completed, an initial hearing was held, discovery was undertaken and completed, and briefing on the issues was completed. Merits hearings on the issues raised in the arbitration were held December 11-13, 2012. Decisions of the arbitration panel are pending.

Antitrust Cases

A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. As of December 31, 2012, all of the federal and state court cases on behalf of indirect purchasers had been dismissed.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Litigation and Developments

JTI Claims for Indemnification.    By purchase agreement dated March 9, 1999, amended and restated as of May 11, 1999, referred to as the 1999 Purchase Agreement, RJR and RJR Tobacco sold the international tobacco business to JTI. Under the 1999 Purchase Agreement, RJR and RJR Tobacco retained certain liabilities relating to the international tobacco business sold to JTI. Under its reading of the indemnification provisions of the 1999 Purchase Agreement, JTI has requested indemnification for damages allegedly arising out of these retained liabilities. As previously reported, a number of the indemnification claims between the parties relating to the activities of Northern Brands in Canada have been resolved. The other matters for which JTI has requested indemnification for damages under the indemnification provisions of the 1999 Purchase Agreement are described below:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FDA Litigation.    In August 2009, RJR Tobacco and American Snuff Co. joined other tobacco manufacturers and a tobacco retailer in filing a lawsuit, Commonwealth Brands, Inc. v. United States of America, in the U.S. District Court for the Western District of Kentucky, challenging certain provisions of the Family Smoking Prevention and Tobacco Control Act, referred to as the FDA Tobacco Act, that severely restricts the few remaining channels available to communicate with adult tobacco consumers. RAI believes these provisions cannot be justified on any basis consistent with the demands of the First Amendment. The suit does not challenge the U.S. Congress’s decision to give the FDA regulatory authority over tobacco products, nor does it challenge the vast majority of the provisions of the new law. In November 2009, the court denied certain plaintiffs’ motion for preliminary injunction as to the modified risk tobacco products provision of the FDA Tobacco Act. In January 2010, the court granted summary judgment for the plaintiffs so as to allow the continued use of color and imagery in labeling and advertising and the right to make statements that their products conform to FDA regulatory requirements. The court granted summary judgment to the U.S. Government as to all other challenged provisions. In March 2010, each side filed a notice of appeal with the Sixth Circuit Court of Appeals. On March 29, 2012, the Sixth Circuit issued its opinion affirming the district court’s decision in all respects but two: (1) holding as constitutional the ban on manufacturers making statements that their products conform to FDA regulatory requirements; and (2) holding as unconstitutional the ban on continuity programs. On May 31, 2012, the Sixth Circuit denied the plaintiffs’ motion for rehearing en banc. The plaintiffs filed a petition for writ of certiorari with the U.S. Supreme Court on October 26, 2012. The Government has until March 8, 2013 to file an opposition to the petition.

On February 25, 2011, RJR Tobacco, Lorillard, Inc., and Lorillard Tobacco Company jointly filed a lawsuit, Lorillard, Inc. v. U.S. Food and Drug Administration, in the U.S. District Court for the District of Columbia, challenging the composition of the Tobacco Products Scientific Advisory Committee, referred to as the TPSAC, which had been established by the FDA. The complaint alleges that certain members of the TPSAC and certain members of its Constituents Subcommittee have financial and appearance conflicts of interest that are disqualifying under federal ethics law and regulations, and that the TPSAC is not “fairly balanced,” as required by the Federal Advisory Committee Act, referred to as FACA. In March 2011, the plaintiffs filed an amended complaint, which added an additional claim, based on a nonpublic meeting of members of the TPSAC, in violation of the FACA. The court granted the plaintiffs’ unopposed motion to file a second amended complaint adding a count addressing the FDA’s refusal to produce all documents generated by the TPSAC and its subcommittee in preparation of the menthol report. The FDA filed a motion to dismiss the second amended complaint. On August 1, 2012, the court denied the FDA’s motion to dismiss. The FDA filed its answer to the complaint on October 12, 2012. A status conference is scheduled for February 22, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 16, 2011, RJR Tobacco and SFNTC joined other tobacco manufacturers in a lawsuit, R. J. Reynolds Tobacco Co. v. U.S. Food and Drug Administration, in the U.S. District Court for the District of Columbia, challenging the final regulation specifying nine new graphic “warnings” pursuant to the FDA Tobacco Act violates the plaintiffs’ rights under the First Amendment to the U.S. Constitution and the Administrative Procedure Act, referred to as the APA. On November 7, 2011, the court granted the plaintiffs’ motion for preliminary injunction, which stays, the imposition of the graphic warning rule for 15 months following a final ruling from the district court as to the merits of the parties claims. On December 1, 2011, the government appealed the district court’s preliminary injunction ruling to the Court of Appeals for the D.C. Circuit. On February 29, 2012, the district court granted the plaintiffs’ motion for summary judgment, finding that these mandatory graphic warnings violated the First Amendment by unconstitutionally compelling speech. In so finding, the court issued a permanent injunction preventing the FDA from requiring the companies to implement new textual and graphic warnings until 15 months after the issuance of new regulations that are constitutionally permissible. The government filed a notice of appeal of this order with the Court of Appeals for the D. C. Circuit on March 4, 2012, and moved the appellate court to consolidate this appeal with the government’s appeal of the preliminary injunction decision. The Court of Appeals granted the government’s motion and heard argument on both appeals on April 10, 2012. On August 24, 2012, the Court of Appeals for the D. C. Circuit affirmed the District Court’s decision invalidating graphic warning regulation. The Court of Appeals denied the Government’s motion for rehearing en banc on December 5, 2012. The Government has until March 5, 2013, to file a petition for writ of certiorari with the U.S. Supreme Court.

For a detailed description of the FDA Tobacco Act, see “— Governmental Activity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part I, Item 2.

Other Matters.    RJR Tobacco and others brought suit against the City of Providence, Rhode Island challenging ordinances that prohibit the acceptance of tobacco product coupons, offering of certain pricing discounts for tobacco products, and certain flavored tobacco products in Providence, Rhode Island. The case, National Association of Tobacco Outlets, Inc. v. City of Providence, was filed in the U.S. District Court for the District of Rhode Island on February 13, 2012. The parties filed cross motions for summary judgment, and on December 11, 2012, the court granted judgment in favor of the defendants, except that the court modified the definition of a flavored tobacco product consistent with plaintiffs’ argument. On January 8, 2013, the plaintiffs filed a notice of appeal. Briefing is underway.

In Richard Villarreal v. R. J. Reynolds Tobacco Co., a case filed June 6, 2012, the plaintiff filed a collective action complaint against R. J. Reynolds Tobacco Co., Pinstripe, Inc., and CareerBuilder, LLC, in the U.S. District Court, Northern District of Georgia. The complaint alleges unlawful discrimination with respect to the hiring of individuals to fill entry-level regional sales positions in violation of the Age Discrimination in Employment Act (29 U.S.C. §621, et seq.). The defendants’ partial motion to dismiss is pending with the court.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Walgreen Co., McLane has requested that RJR Tobacco, American Snuff Co. and SFNTC defend and indemnify affected McLane customers. RJR Tobacco, American Snuff Co. and SFNTC each submitted a reply to McLane in April 2012 that sought additional information concerning the underlying claim. None of the three companies has received a response from McLane counsel.

Smokeless Tobacco Litigation

As of December 31, 2012, American Snuff Co. was a defendant in six actions brought by individual plaintiffs in West Virginia state court seeking damages in connection with personal injuries allegedly sustained as a result of the usage of American Snuff Co.’s smokeless tobacco products. These actions are pending before the same West Virginia court as the 564 consolidated individual smoker cases against RJR Tobacco, B&W, as RJR Tobacco’s indemnitee, or both. Pursuant to the court’s December 3, 2001, order, the smokeless tobacco claims and defendants remain severed.

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

Tobacco Buyout Legislation and Related Litigation

In 2004, legislation was passed eliminating the U.S. government’s tobacco production controls and price support program. The buyout of tobacco quota holders provided for in the Fair and Equitable Tobacco Reform Act, referred to as FETRA, is funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout to the industry is approximately $9.9 billion, including approximately $9.6 billion payable to quota tobacco holders and growers through industry assessments over ten years and approximately $290 million for the liquidation of quota tobacco stock. As a result of the tobacco buyout legislation, the MSA Phase II obligations established in 1999 continued as scheduled through the end of 2010, but were offset against the tobacco quota buyout obligations. RAI’s operating subsidiaries’ annual expense under FETRA for 2013 and 2014 is estimated to be approximately $220 million and $170 million, respectively.

RAI’s operating subsidiaries recorded the FETRA assessment on a quarterly basis as cost of goods sold. RAI’s operating subsidiaries estimate that their overall share of the buyout will approximate $2.5 billion prior to the deduction of permitted offsets under the MSA. In addition, future market pricing could impact the carrying value of inventory, and adversely affect RJR Tobacco’s financial position and results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Lease Commitments

RAI has operating lease agreements that are primarily for office space, automobiles, warehouse space and computer equipment. The majority of these leases expire within the next five years and some contain renewal or purchase options and escalation clauses or restrictions relating to subleases. Total rent expense was $19 million, $18 million and $20 million for 2012, 2011 and 2010, respectively.

Future minimum lease payments as of December 31, 2012 were as follows:

Noncancellable Operating Leases
2013	$20
2014	18
2015	14
2016	9
2017	4

Total	$65

Note 14 — Shareholders’ Equity

RAI’s authorized capital stock at December 31, 2012 and 2011, consisted of 100 million shares of preferred stock, par value $.01 per share, and 1.6 billion shares of common stock, par value $.0001 per share. Four million shares of the preferred stock are designated as Series A Junior Participating Preferred Stock, none of which is issued or outstanding. The Series A Junior Participating Preferred Stock will rank junior as to dividends and upon liquidation to all other series of RAI preferred stock, unless specified otherwise. Also, of the preferred stock, one million shares are designated as Series B Preferred Stock, all of which are issued and outstanding. The Series B Preferred Stock ranks senior upon liquidation, but not with respect to dividends, to all other series of RAI capital stock, unless specified otherwise. As a part of the B&W business combination, RJR is the holder of the outstanding Series B Preferred Stock. In each of 2012, 2011 and 2010, RAI declared $43 million in dividends to RJR with respect to the Series B Preferred Stock.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

RAI’s board of directors declared the following quarterly cash dividends per share of RAI common stock in 2012, 2011 and 2010:

	2012	2011	2010
First	$0.56	$0.53	$0.45
Second	$0.59	$0.53	$0.45
Third	$0.59	$0.53	$0.45
Fourth	$0.59	$0.56	$0.49

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

Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are cancelled at the time of repurchase. During the year ended December 31, 2012, RAI repurchased and cancelled 24,944,233 shares of RAI common stock for $1.1 billion under the above share repurchase program. As of December 31, 2012, RAI had repurchased and cancelled 31,720,870 shares of RAI common stock for $1.3 billion under the above share repurchase program.

Restricted stock units granted in March 2009 under the RAI Long-Term Incentive Plan, referred to as the LTIP, a plan which expired in 2009 and was replaced by the Reynolds American Inc. 2009 Omnibus Incentive Compensation Plan, referred to as the Omnibus Plan, vested in March 2012 and were settled with the issuance of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2,640,408 shares of RAI common stock. In addition, during the year ended December 31, 2012, at a cost of $39 million, RAI purchased 921,646 shares that were cancelled with respect to tax liabilities associated with restricted stock units vesting under the LTIP.

Changes in RAI common stock outstanding were as follows:

	2012	2011	2010
Shares outstanding at beginning of year	576,135,199	583,043,872	582,848,102
LTIP shares forfeited	—	(433)	(7,501)
LTIP tax shares repurchased and cancelled	(921,646)	(162,257)	(185,257)
LTIP shares issued from vesting of restricted stock units	2,640,408	—	—
Shares repurchased and cancelled	(24,944,233)	(6,776,637)	—
Stock options exercised	—	—	362,284
Equity incentive award plan shares issued	31,039	30,654	26,244

Shares outstanding at end of year	552,940,767	576,135,199	583,043,872

Note 15 — Stock Plans

As of December 31, 2012, RAI had two stock plans, the Equity Incentive Award Plan for Directors of RAI, referred to as the EIAP, and the Omnibus Plan.

Under the EIAP, RAI currently provides grants of deferred stock units to eligible directors on a quarterly and annual basis, with the annual grant being made generally on the date of RAI’s annual shareholders’ meeting. Prior to September 13, 2012, upon election to RAI’s board of directors, an eligible director received an initial grant of 3,500 deferred stock units under the EIAP. After September 13, 2012, grants are no longer made to directors upon their initial election to the board of directors, but eligible directors initially elected to RAI’s board of directors after such date on a date other than the annual meeting date, and who therefore are not eligible to receive the annual stock award for such year, now receive a pro rata portion of the annual award upon election. Directors may elect to receive shares of common stock in lieu of their initial and annual grants of deferred stock units. A maximum of 2,000,000 shares of common stock may be issued under this plan, of which 1,095,975 shares were available for grant as of December 31, 2012. Deferred stock units granted under the EIAP have a value equal to, and bear dividend equivalents at the same rate as, one share of RAI common stock, and have no voting rights. The dividends are paid as additional units in an amount equal to the number of shares of RAI common stock that could be purchased with the dividends on the date of payment. Generally, distribution of a director’s deferred stock units will be made on January 2 following his or her last year of service on the board; however, for all grants made under the EIAP after December 31, 2007, a director may elect to receive his or her deferred stock units on the later of January 2 of a specified year or January 2 following his or her last year of service on the board. At the election of a director, distribution may be made in one lump sum or in up to ten annual installments. A director is paid in cash for the units granted quarterly and in common stock for the units granted initially and annually, unless the director elects to receive cash for the initial and annual grants. Cash payments are based on the average closing price of RAI common stock during December of the year preceding payment. Compensation expense related to the EIAP was $4 million during 2012, $5 million during 2011 and $4 million during 2010.

In 2009, the shareholders of RAI approved the Omnibus Plan. Awards to key employees under the Omnibus Plan may be in the form of cash awards, incentive or non-incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units or other awards. Subject to adjustments as set forth in the Omnibus Plan, the number of shares of RAI common stock that may be issued with respect to awards under the Omnibus Plan will not exceed 38,000,000 shares in the aggregate. The Omnibus

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan replaced the LTIP, which expired in 2009. Upon retirement, a holder’s grant under the Omnibus Plan generally vests on a pro rata basis for the portion of the vesting service period that has elapsed, thereby maintaining an appropriate approximation of forfeitures related to retirement.

Information regarding restricted stock unit awards outstanding as of December 31, 2012, under the Omnibus Plan was as follows:

Grant Year	Number of Shares Granted	Grant Price	Vesting Date	Number of Shares Cancelled	Number of Shares Vested
2010	1,980,166	$26.620	March 1, 2013	381,209	—
2010	8,422	$27.655	March 1, 2013	5,704	—
2010	2,758	$29.425	March 1, 2013	—	—
2011	1,561,331	$33.990	March 1, 2014	164,533	—
2011	3,874	$39.590	March 1, 2014	3,874	—
2012	1,222,534	$42.160	March 1, 2015	91,913	—

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

Dividends paid on shares of RAI common stock will accumulate on the restricted stock units and be paid to the grantee on the vesting date. If RAI fails to pay its shareholders cumulative dividends of at least $5.40 per share for the three-year performance period ending December 31, 2012 (in the case of the 2010 restricted stock unit grants), $6.36 per share for the three-year performance period ending December 31, 2013 (in the case of the 2011 restricted stock unit grants), or $6.72 per share for the three-year performance period ending December 31, 2014 (in the case of the 2012 restricted stock unit grants), then each award will be reduced by an amount equal to three times the percentage of the dividend underpayment, up to a maximum reduction of 50%. Dividends accrued on the 2010 grants are included in other current liabilities and the dividends accrued on the 2011 and 2012 grants are included in other noncurrent liabilities in the consolidated balance sheet as of December 31, 2012.

The changes in RAI restricted stock units during 2012 were as follows:

	Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	5,410,729	$24.30
Granted	1,222,534	42.16
Forfeited	(185,446)	37.05
Vested	(2,315,965)	16.55

Outstanding at end of year	4,131,852	33.36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total compensation expense related to stock-based compensation and the related tax benefits recognized in selling, general and administrative expenses in the consolidated statements of income were as follows:

Grant/Type	2012	2011	2010
2007 restricted stock and performance shares	$—	$—	$1
2008 restricted stock	—	1	5
2009 restricted stock units	2	12	16
2010 restricted stock units	13	12	15
2011 restricted stock units	14	13	—
2012 restricted stock units	13	—	—

Total compensation expense	$42	$38	$37

Total related tax benefits	$15	$13	$13

Cash payments in 2010 related to stock-based compensation vesting in 2010 were $19 million.

The amounts related to the unvested Omnibus restricted stock unit grants were included in the consolidated balance sheets as of December 31 as follows:

	2012	2011
Other current liabilities	$10	$15
Other noncurrent liabilities	8	10
Paid-in capital	80	81

As of December 31, 2012, there were $55 million of unrecognized compensation costs related to restricted stock units, calculated at the grant-date price, which are expected to be recognized over a weighted-average period of 1.80 years.

RAI has a policy of issuing new shares of common stock to satisfy share option exercises. The changes in RAI’s stock options during 2012, 2011 and 2010 were as follows:

	2012		2011		2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	40,000	$17.45	40,000	$17.45	485,468	$7.64
Expired	(40,000)	17.45	—	—	(83,184)	6.63
Exercised	—	—	—	—	(362,284)	6.78

Outstanding at end of year	—	—	40,000	17.45	40,000	17.45

Exercisable at end of year	—	—	40,000	17.45	40,000	17.45

The intrinsic value of options exercised was $7 million for the year ended December 31, 2010. The aggregate intrinsic value of fully vested outstanding and exercisable options at December 31, 2011, was $1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash proceeds related to stock options exercised and excess tax benefits related to stock-based compensation were as follows:

	2012	2011	2010
Proceeds from exercise of stock options	$—	$—	$2
Excess tax benefits from stock-based compensation	39	1	2

Equity compensation plan information as of December 31, 2012, was as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity Compensation Plans Approved by Security Holders	6,197,778	(2)	$—	31,802,222
Equity Compensation Plans Not Approved by Security Holders(1)	—		—	1,095,975

Total	6,197,778	(2)	—	32,898,197

(1)	The EIAP was approved by RJR’s sole shareholder, NGH, prior to RJR’s spin-off on June 15, 1999.

(2)

Consists of restricted stock units. These restricted stock units represent the maximum number, 150%, of shares to be awarded under the best-case targets that may not be achieved, and accordingly, may overstate expected dilution.

Note 16 — Retirement Benefits

RAI sponsors a number of non-contributory defined benefit pension plans covering most of the employees of RAI and certain of its subsidiaries, and also provides certain health and life insurance benefits for most of the retired employees of RAI and certain of its subsidiaries and their dependents. These benefits are generally no longer provided to employees hired on or after January 1, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in benefit obligations and plan assets, as well as the funded status of these plans at December 31 were as follows:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Change in benefit obligation:
Obligation at beginning of year	$5,766	$5,529	$1,434	$1,436
Service cost	23	26	3	3
Interest cost	280	300	56	75
Actuarial loss	612	320	27	59
Plan amendments	—	—	(157)	(45)
Benefits paid	(424)	(397)	(83)	(94)
Settlements	—	(9)	—	—
Special termination benefits	34	—	—	—
One-time cost	2	(3)	—	—

Obligation at end of year	$6,293	$5,766	$1,280	$1,434

Change in plan assets:
Fair value of plan assets at beginning of year	$5,110	$4,934	$255	$270
Actual return on plan assets	627	362	29	1
Employer contributions	110	220	57	78
Benefits paid	(424)	(397)	(83)	(94)
Settlements	—	(9)	—	—

Fair value of plan assets at end of year	$5,423	$5,110	$258	$255

Funded status	$(870)	$(656)	$(1,022)	$(1,179)

For the pension benefit plans, the benefit obligation is the projected benefit obligation. For the postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation. The increase in the unfunded status for the pension plans is primarily a result of higher obligations due to a lower discount rate, offset by actual returns on plan assets and employer contributions. The decrease in the unfunded status for the postretirement plans is primarily a result of plan amendments.

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets — other assets and deferred charges	$3	$7	$—	$—
Accrued benefit — other current liability	(9)	(9)	(65)	(74)
Accrued benefit — long-term retirement benefits	(864)	(654)	(957)	(1,105)

Net amount recognized	(870)	(656)	(1,022)	(1,179)
Accumulated other comprehensive loss	645	596	(157)	2

Net amounts recognized in the consolidated balance sheets	$(225)	$(60)	$(1,179)	$(1,177)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts included in accumulated other comprehensive loss were as follows as of December 31:

	2012			2011
	Pension Benefits	Postretirement Benefits	Total	Pension Benefits	Postretirement Benefits	Total
Prior service cost (credit)	$20	$(262)	$(242)	$26	$(135)	$(109)
Net actuarial loss	625	105	730	570	137	707
Deferred income taxes	(265)	42	(223)	(245)	(23)	(268)

Accumulated other comprehensive loss	$380	$(115)	$265	$351	$(21)	$330

Changes in accumulated other comprehensive loss were as follows:

	2012			2011
	Pension Benefits	Postretirement Benefits	Total	Pension Benefits	Postretirement Benefits	Total
Prior service credit	$—	$(157)	$(157)	$—	$(45)	$(45)
Net actuarial loss	344	8	352	331	76	407
Amortization of prior service cost (credit)	(4)	30	26	(4)	29	25
One-time cost	(2)	—	(2)	(3)	—	(3)
MTM adjustment	(289)	(40)	(329)	(110)	(35)	(145)
Deferred income tax expense	(20)	65	45	(85)	(10)	(95)

Change in accumulated other comprehensive loss	$29	$(94)	$(65)	$129	$15	$144

The prior service credit in postretirement benefits in 2012 reflects the adoption of plan amendments resulting from plan design changes primarily impacting the Medicare eligible retirees. These plan changes reduced the postretirement obligation by $157 million. The plan changes necessitated a re-measurement of the obligation and a loss, due to a lower discount rate, resulting in an MTM adjustment of $40 million in the third quarter of 2012. The prior service credit in postretirement benefits in 2011 reflects the adoption of plan amendments resulting from workforce changes and plan design changes to conform with standard Medicare Part D market place offerings.

In March 2010, the PPACA, as amended by the Health Care and Reconciliation Act of 2010, was signed into law. The PPACA mandates health care reforms with staggered effective dates from 2010 to 2018. The additional postretirement liability resulting from the material impacts of the PPACA have been included in the accumulated postretirement benefit obligation at December 31, 2012. Given the complexity of the PPACA and the extended time period in which implementation is expected to occur, further adjustments to the accumulated postretirement benefit obligation may be necessary in the future.

	Pension Benefits		Postretirement
	2012	2011	2012	2011
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	4.07%	5.00%	3.99%	4.84%
Rate of compensation increase	4.00%	5.00%	—	5.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The measurement date used for all plans was December 31.

The accumulated benefit obligation, which represents benefits earned to date, for all pension plans was $6,216 million and $5,660 million for the years ended December 31, 2012 and 2011, respectively.

Pension plans experiencing accumulated benefit obligations, which represent benefits earned to date, in excess of plan assets are summarized below:

	December 31,
	2012	2011
Projected benefit obligation	$6,261	$5,737
Accumulated benefit obligation	6,185	5,630
Plan assets	5,388	5,074

The components of the total benefit cost and assumptions are set forth below:

	Pension Benefits			Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Components of total benefit cost:
Service cost	$23	$26	$29	$3	$3	$4
Interest cost	280	300	319	56	75	80
Expected return on plan assets	(359)	(373)	(343)	(10)	(18)	(18)
Amortization of prior service cost (credit)	4	4	4	(30)	(29)	(24)
MTM adjustment	289	110	3	40	35	107
Curtailment	4	—	—	—	—	1
Special termination benefits	34	—	—	—	—	—

Total benefit cost	$275	$67	$12	$59	$66	$150

A workforce reduction in 2012 due to changes in the organizational structure of RJR Tobacco, RAI and RAISC met RAI’s curtailment threshold as a major event for pension plans. As a result, curtailment charges and special termination benefits were recognized as restructuring expense. The workforce reduction did not exceed the minimum threshold for the postretirement plans, and no special postretirement termination benefits were offered. See note 5 for additional information regarding the restructuring.

The estimated prior service cost for the pension plans that is expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2013 is $3 million. The estimated prior service credit for the postretirement plans that is expected to be amortized from accumulated other comprehensive loss into net postretirement health-care costs during 2013 is $42 million.

	Pension Benefits			Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.00%	5.66%	6.30%	4.84%	5.52%	6.20%
Expected long-term return on plan assets	6.97%	7.73%	8.24%	4.35%	7.00%	7.00%
Rate of compensation increase	5.00%	5.00%	5.00%	—	5.00%	5.00%

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

RAI’s risk mitigating strategy seeks to balance pension plan returns with a reasonable level of funded status volatility. Based on this framework, the asset allocation has two primary components. The first component is the “hedging portfolio,” which uses extended duration fixed income holdings and derivatives to match a portion of the interest rate risk associated with the benefit obligations, thereby reducing expected funded status volatility. The second component is the “return seeking portfolio,” which is designed to enhance portfolio returns. The return seeking portfolio is broadly diversified across asset classes.

Allowable investment types include domestic equity, international equity, global equity, emerging market equity, fixed income, high yield fixed income, real estate, private equity, hedge funds, global tactical asset allocation and commodities. The range of allowable investment types utilized for pension assets provides enhanced returns and more widely diversifies the plan. Domestic equities are composed of common stocks of large, medium and small companies. International equities include equity securities issued by companies domiciled outside the United States and in depository receipts, which represent ownership of securities of non-U.S. companies. Global equities include a combination of both domestic and international equities. Emerging market equities are comprised of stocks that are domiciled in less developed, fast growing countries. Fixed income includes corporate debt obligations, fixed income securities issued or guaranteed by the U.S. government, and to a lesser extent by non-U.S. governments, mortgage backed securities, and dollar-denominated obligations issued in the United States by non-U.S. banks and corporations. High yield fixed income is composed of debt securities that are below investment grade. Real estate consists of publicly traded real estate investment trust securities and private real estate investments. Private equity consists of the unregistered securities of private and public companies. Hedge fund investments are diversified portfolios utilizing multiple strategies that invest primarily in public securities, including equities and fixed income. Global tactical asset allocation strategies evaluate relative value within and across asset categories and overweight the attractive markets/assets while simultaneously underweighting less attractive markets/assets. Commodities utilize futures contracts to invest in a variety of energy, metal and agricultural goods.

For pension assets, futures and forward contracts are used for portfolio rebalancing and to approach fully invested portfolio positions. Otherwise, a small number of investment managers employ limited use of derivatives, including futures contracts, options on futures, forward contracts and interest rate swaps in place of direct investment in securities to gain efficient exposure to markets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RAI’s pension and postretirement plans asset allocations at December 31, 2012 and 2011, by asset category were as follows:

	Pension Plans
	2012 Target(1)	2012	2011 Target (1)	2011
Asset Category:
Domestic equities	7.5%	8%	9%	11%
International equities	7.5%	8%	8%	10%
Global equities	9%	9%	9%	6%
Emerging market equities	3%	3%	3%	3%
Fixed income	55%	56%	53%	55%
High yield fixed income	3%	3%	3%	3%
Hedge funds	4%	3%	4%	5%
Private equity	1%	1%	1%	1%
Real estate	4%	4%	4%	4%
Global tactical asset allocation	2%	1%	2%	2%
Commodities	4%	4%	4%	—%

Total	100%	100%	100%	100%

(1)	Allows for a rebalancing range of up to 5 percentage points around target asset allocations.

	Postretirement Plans
	2012 Target(1)	2012	2011 Target(1)	2011
Asset Category:
Domestic equities	21%	20%	21%	21%
International equities	21%	22%	21%	19%
Fixed income	55%	52%	55%	57%
Cash and other	3%	6%	3%	3%

Total	100%	100%	100%	100%

(1)	Allows for a rebalancing range of up to 5 percentage points around target asset allocations.

RAI’s pension and postretirement plan assets, excluding uninvested cash and unsettled trades, carried at fair value on a recurring basis as of December 31, 2012, were as follows(1):

Pension Plans	Level 1	Level 2	Level 3	Total
Asset Category:
Domestic equities	$465	$—	$—	$465
International equities	111	324	—	435
Emerging market equities	—	71	—	71
Global equities	455	—	—	455
Fixed income	36	2,832	28	2,896
High yield fixed income	—	167	—	167
Hedge funds	—	—	189	189
Private equity	—	—	47	47
Real estate	25	—	178	203
Global tactical asset allocation	—	55	—	55
Commodities	—	201	—	201
Other	1	—	2	3

Total	$1,093	$3,650	$444	$5,187

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Postretirement Plans	Level 1	Level 2	Level 3	Total
Asset Category:
Domestic equities	$—	$52	$—	$52
International equities	—	56	—	56
Fixed income	6	130	—	136
Other	—	6	—	6

Total	$6	$244	$—	$250

(1)	See note 1 for additional information on the fair value hierarchy.

RAI’s pension and postretirement plan assets, excluding uninvested cash and unsettled trades, carried at fair value on a recurring basis as of December 31, 2011, were as follows(1):

Pension Plans	Level 1	Level 2	Level 3	Total
Asset Category:
Domestic equities	$765	$247	$—	$1,012
International equities	118	342	—	460
Emerging market equities	—	59	—	59
Global equities	322	—	—	322
Fixed income	40	2,082	36	2,158
High yield fixed income	—	144	—	144
Hedge funds	—	—	249	249
Private equity	—	—	46	46
Real estate	35	—	161	196
Global tactical asset allocation	—	91	—	91
Other	1	77	2	80

Total	$1,281	$3,042	$494	$4,817

Postretirement Plans	Level 1	Level 2	Level 3	Total
Asset Category:
Domestic equities	$—	$54	$—	$54
International equities	—	48	—	48
Fixed income	15	129	—	144
Other	—	6	—	6

Total	$15	$237	$—	$252

(1)	See note 1 for additional information on the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transfers of pension and postretirement plan assets in and out of Level 3 during 2012, by asset category were as follows:

	Balance as of January 1, 2012	Purchases, Sales, Issuances and Settlements (net)	Realized Gains	Unrealized Gains (Losses)	Transferred From Other Levels(1)	Balance as of December 31, 2012
Fixed income	$36	$(13)	$6	$(4)	$3	$28
Hedge funds	249	(71)	39	(28)	—	189
Private equity	46	(3)	4	—	—	47
Real estate	161	2	2	13	—	178
Other	2	—	—	—	—	2

Total	$494	$(85)	$51	$(19)	$3	$444

(1)	Transfers in and out of Level 3 occur using the fair value at the beginning of the period.

Transfers of pension and postretirement plan assets in and out of Level 3 during 2011, by asset category were as follows:

	Balance as of January 1, 2011	Purchases, Sales, Issuances and Settlements (net)	Realized Gains (Losses)	Unrealized Gains (Losses)	Transferred From Other Levels(1)	Balance as of December 31, 2011
Fixed income	$55	$(24)	$11	$(8)	$2	$36
Hedge funds	275	(19)	47	(54)	—	249
Private equity	45	(4)	4	1	—	46
Real estate	90	54	1	16	—	161
Other	3	—	(1)	—	—	2

Total	$468	$7	$62	$(45)	$2	$494

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional information relating to RAI’s significant postretirement plans is as follows:

	2012	2011
Weighted-average health-care cost trend rate assumed for the following year	8.00%	12.94%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2018	2018

Assumed health-care cost trend rates have a significant effect on the amounts reported for the health-care plans. A one-percentage-point change in assumed health-care cost trend rates would have had the following effects at December 31, 2012:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components	$3	$(2)
Effect on benefit obligation	60	(50)

During 2013, RAI expects to contribute approximately $110 million to its pension plans and expects payments related to its postretirement plans to be $65 million.

Estimated future benefit payments:

		Postretirement Benefits
Year	Pension Benefits	Gross Projected Benefit Payments Before Medicare Part D Subsidies	Expected Medicare Part D Subsidies	Net Projected Benefit Payments After Medicare Part D Subsidies
2013	$407	$98	$2	$96
2014	414	97	2	95
2015	429	95	2	93
2016	395	96	2	94
2017	395	93	3	90
2018-2022	1,920	420	15	405

RAI sponsors qualified defined contribution plans. The expense related to these plans was $34 million, $37 million and $39 million, in 2012, 2011 and 2010, respectively. Included in the plans is a non-leveraged employee stock ownership plan, which holds shares of the Reynolds Stock Fund. Participants can elect to contribute to the fund. Dividends paid on shares are reflected as a reduction of equity. All shares are considered outstanding for earnings per share computations.

Note 17 — Segment Information

RAI’s reportable operating segments are RJR Tobacco, American Snuff and Santa Fe. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The American Snuff segment consists of the primary operations of American Snuff Co. and, prior to its sale, Lane. The Santa Fe segment consists of the primary operations of SFNTC. Niconovum AB, among other RAI subsidiaries, is included in All Other. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI. The amounts presented for the prior year periods have been reclassified to reflect the current segment composition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Data:

	2012	2011	2010
Net sales:
RJR Tobacco	$6,960	$7,317	$7,368
American Snuff	681	648	719
Santa Fe	486	416	338
All Other	177	160	126

Consolidated net sales	$8,304	$8,541	$8,551

Operating income:
RJR Tobacco	$1,735	$1,958	$2,096
American Snuff	374	331	320
Santa Fe	237	186	123
All Other	(36)	18	(14)
Corporate expense	(96)	(94)	(93)

Consolidated operating income	$2,214	$2,399	$2,432

Cash capital expenditures:
RJR Tobacco	$36	$55	$52
American Snuff	24	106	104
Santa Fe	4	7	2
All Other	24	22	16

Consolidated capital expenditures	$88	$190	$174

Depreciation and amortization expense:
RJR Tobacco	$99	$110	$119
American Snuff	19	17	17
Santa Fe	2	5	7
All Other	11	6	8

Consolidated depreciation and amortization expense	$131	$138	$151

Reconciliation to income from continuing operations before income taxes:
Operating income(1)(2)	$2,214	$2,399	$2,432
Interest and debt expense	234	221	232
Interest income	(7)	(11)	(12)
Other expense, net	34	3	7

Income from continuing operations before income taxes	$1,953	$2,186	$2,205

(1)	Includes restructuring and/or asset impairment charges of $149 and $38 million for the year ended December 31, 2012 and 2010, respectively.

(2)	Includes trademark, goodwill and/or other intangible asset impairment charges of $129 million, $48 million and $32 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Sales to McLane Company, Inc., a distributor, comprised approximately 31% of RAI’s consolidated revenue in 2012, and 27% in each of 2011 and 2010. During 2012, sales to Core-Mark International, Inc., a distributor, reached approximately 10% of RAI’s consolidated revenue. McLane Company, Inc. and Core-Mark International, Inc. are customers in all segments. No other customer accounted for 10% or more of RAI’s consolidated revenue during those periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RAI’s operating subsidiaries’ sales to foreign countries, primarily to related parties, for the years ended December 31, 2012, 2011 and 2010 were $494 million, $613 million and $525 million, respectively.

Note 18 — Related Party Transactions

RAI and RAI’s operating subsidiaries engage in transactions with affiliates of BAT, which owns approximately 42% of RAI’s outstanding common stock. The following is a summary of balances and transactions with such BAT affiliates as of and for the years ended December 31:

Balances:

	2012	2011
Accounts receivable	$61	$67
Accounts payable	1	2
Deferred revenue	42	42

Significant transactions:

	2012	2011	2010
Net sales	$342	$479	$381
Purchases	16	11	12
RAI common stock purchases from B&W	415	114	—
Research and development services billings	3	5	4

RAI’s operating subsidiaries sell contract-manufactured cigarettes, tobacco leaf and processed tobacco to BAT affiliates. In December 2012, RJR Tobacco entered into an amendment to its contract manufacturing agreement with a BAT affiliate, which amendment, among other things, requires either party to provide three years’ notice to the other party to terminate the agreement without cause, with any such notice to be given no earlier than January 1, 2016. Net sales by one or more RAI operating subsidiaries to BAT affiliates, primarily of cigarettes, represented approximately 4.0%, 6.0% and 4.0% of RAI’s total net sales in 2012, 2011 and 2010, respectively.

RJR Tobacco recorded deferred sales revenue relating to leaf sold to BAT affiliates that had not been delivered as of December 31, in each of 2012, 2011 and 2010, given that RJR Tobacco has a legal right to bill the BAT affiliates. Leaf sales revenue to BAT affiliates is recognized when the product is shipped to the customer.

RJR Tobacco performs certain research and development for BAT affiliates pursuant to a joint technology sharing agreement entered into as a part of the B&W business combination. These services were billed to BAT affiliates and were recorded in RJR Tobacco’s selling, general and administrative expenses, net of associated costs.

RAI’s operating subsidiaries also purchase unprocessed leaf at market prices, and import cigarettes at prices not to exceed manufacturing costs plus 10%, from BAT affiliates.

In connection with RAI’s share repurchase program, RAI and B&W entered into an agreement on November 14, 2011, pursuant to which B&W agreed to participate in the repurchase program on a basis approximately proportionate with B&W’s 42% ownership of RAI common stock. Under this agreement, RAI repurchased 9,750,172 shares of RAI common stock from B&W during 2012 and 12,556,809 shares as of December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A member of the board of directors of RAI was the executive chairman of a company until December 2012, from which RJR Tobacco and American Snuff purchase certain raw materials. Such purchases during the years ended December 31, 2012 and 2011, were approximately $2 million and $1 million, respectively. Such purchases during the years ended December 31, 2010, and related amounts due at December 31, 2012 and 2011, were less than $1 million.

A member of the board of directors of RAI is also a member of the board of directors of a financial institution, a subsidiary of which and RAI had entered into, in 2012, certain forward starting interest rate contracts with a notional amount of $80 million. In 2012, RAI terminated such contracts resulting in a realized loss as of December 31, 2012, of approximately $1 million, that will be amortized over the life of the related debt.

Note 19 — RAI Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements

The following condensed consolidating financial statements relate to the guaranties of RAI’s $5.0 billion unsecured notes. See note 12 for additional information relating to these notes. RAI’s direct, wholly owned subsidiaries and certain of its indirectly owned subsidiaries have fully and unconditionally, and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent issuer; RJR, RJR Tobacco, American Snuff Co., SFNTC and certain of RAI’s other subsidiaries, the Guarantors; other direct and indirect subsidiaries of RAI that are not Guarantors; and elimination adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Year Ended December 31, 2012
Net sales	$—	$7,857	$134	$(29)	$7,962
Net sales, related party	—	342	—	—	342

Net Sales	—	8,199	134	(29)	8,304
Cost of products sold	—	4,316	34	(29)	4,321
Selling, general and administrative expenses	23	1,341	106	—	1,470
Amortization expense	—	21	—	—	21
Restructuring charge	4	145	—	—	149
Trademark and other intangible asset impairment charges	—	82	47	—	129

Operating income (loss)	(27)	2,294	(53)	—	2,214
Interest and debt expense	228	119	—	(113)	234
Interest income	(113)	(3)	(4)	113	(7)
Other expense (income), net	26	(44)	9	43	34

Income (loss) before income taxes	(168)	2,222	(58)	(43)	1,953
Provision for (benefit from) income taxes	(59)	762	(21)	(1)	681
Equity income (loss) from subsidiaries	1,381	(16)	—	(1,365)	—

Net income (loss)	$1,272	$1,444	$(37)	$(1,407)	$1,272

For the Year Ended December 31, 2011
Net sales	$—	$7,971	$116	$(25)	$8,062
Net sales, related party	—	479	—	—	479

Net Sales	—	8,450	116	(25)	8,541
Cost of products sold	—	4,460	29	(25)	4,464
Selling, general and administrative expenses	129	1,386	91	—	1,606
Amortization expense	—	24	—	—	24
Trademark impairment charges	—	48	—	—	48

Operating income (loss)	(129)	2,532	(4)	—	2,399
Interest and debt expense	213	125	—	(117)	221
Interest income	(118)	(4)	(6)	117	(11)
Other expense (income), net	8	(47)	(1)	43	3

Income (loss) before income taxes	(232)	2,458	3	(43)	2,186
Provision for (benefit from) income taxes	(89)	875	(6)	—	780
Equity income from subsidiaries	1,549	20	—	(1,569)	—

Net income	$1,406	$1,603	$9	$(1,612)	$1,406

For the Year Ended December 31, 2010
Net sales	$—	$8,118	$147	$(95)	$8,170
Net sales, related party	—	381	—	—	381

Net Sales	—	8,499	147	(95)	8,551
Cost of products sold	—	4,569	72	(97)	4,544
Selling, general and administrative expenses	20	1,380	81	(1)	1,480
Amortization expense	—	25	—	—	25
Asset impairment and exit charges	—	24	14	—	38
Trademark impairment charges	—	6	—	—	6
Goodwill impairment charge	—	26	—	—	26

Operating income (loss)	(20)	2,469	(20)	3	2,432
Interest and debt expense	223	127	1	(119)	232
Interest income	(119)	(4)	(8)	119	(12)
Other expense (income), net	2	(39)	1	43	7

Income (loss) before income taxes	(126)	2,385	(14)	(40)	2,205
Provision for (benefit from) income taxes	(42)	919	(10)	1	868
Equity income (loss) from subsidiaries	1,205	(68)	—	(1,137)	—

Income (loss) from continuing operations	1,121	1,398	(4)	(1,178)	1,337
Losses from discontinued operations, net of tax	—	(142)	(74)	—	(216)

Net income (loss)	$1,121	$1,256	$(78)	$(1,178)	$1,121

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Comprehensive Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Year Ended December 31, 2012
Net income (loss)	$1,272	$1,444	$(37)	$(1,407)	$1,272
Other comprehensive income (loss), net of tax:
Retirement benefits	65	65	—	(65)	65
Unrealized gain on long-term investments	7	7	—	(7)	7
Realized loss on hedging instruments	(14)	—	—	—	(14)
Cumulative translation adjustment and other	13	13	9	(22)	13

Comprehensive income (loss)	$1,343	$1,529	$(28)	$(1,501)	$1,343

For the Year Ended December 31, 2011
Net income	$1,406	$1,603	$9	$(1,612)	$1,406
Other comprehensive income (loss), net of tax:
Retirement benefits	(144)	(141)	6	135	(144)
Unrealized loss on long-term investments	(12)	(12)	—	12	(12)
Cumulative translation adjustment and other	(8)	(8)	(11)	19	(8)

Comprehensive income	$1,242	$1,442	$4	$(1,446)	$1,242

For the Year Ended December 31, 2010
Net income (loss)	$1,121	$1,256	$(78)	$(1,178)	$1,121
Other comprehensive income (loss), net of tax:
Retirement benefits	(78)	(80)	(1)	81	(78)
Unrealized gain on long-term investments	21	21	—	(21)	21
Cumulative translation adjustment and other	(8)	(8)	(17)	25	(8)

Comprehensive income (loss)	$1,056	$1,189	$(96)	$(1,093)	$1,056

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Year Ended December 31, 2012
Cash flows from operating activities	$454	$1,801	$29	$(716)	$1,568

Cash flows from (used in) investing activities:
Capital expenditures	—	(79)	(1)	(8)	(88)
Proceeds from termination of joint venture	—	—	30	—	30
Return of intercompany investments	898	—	—	(898)	—
Other, net	40	17	1	(54)	4

Net cash flows from (used in) investing activities	938	(62)	30	(960)	(54)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,307)	(684)	—	684	(1,307)
Repurchase of common stock	(1,101)	—	—	—	(1,101)
Excess tax benefit on stock-based compensation plans	39	—	—	—	39
Principal borrowings under term loan credit facility	750	—	—	—	750
Repayment of term loan credit facility	(750)	—	—	—	(750)
Proceeds from issuance of long-term debt	2,539	—	—	—	2,539
Repayments of long-term debt	(1,018)	(58)	—	—	(1,076)
Debt issuance costs	(22)	—	—	—	(22)
Payment to settle forward starting interest rate contracts	(23)	—	—	—	(23)
Dividends paid on preferred stock	(43)	—	—	43	—
Distribution of equity	—	(898)	—	898	—
Other, net	(29)	(40)	(2)	51	(20)

Net cash flows used in financing activities	(965)	(1,680)	(2)	1,676	(971)

Effect of exchange rate changes on cash and cash equivalents	—	—	3	—	3

Net change in cash and cash equivalents	427	59	60	—	546
Cash and cash equivalents at beginning of year	328	1,361	267	—	1,956

Cash and cash equivalents at end of year	$755	$1,420	$327	$—	$2,502

For the Year Ended December 31, 2011
Cash flows from (used in) operating activities	$641	$1,571	$(3)	$(789)	$1,420

Cash flows from (used in) investing activities:
Capital expenditures	—	(190)	—	—	(190)
Net proceeds from sale of business	79	123	—	—	202
Proceeds from termination of joint venture	—	—	32	—	32
Return of intercompany investments	1,040	—	—	(1,040)	—
Other, net	40	60	—	(84)	16

Net cash flows from (used in) investing activities	1,159	(7)	32	(1,124)	60

Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,212)	(740)	(6)	746	(1,212)
Repurchase of common stock	(282)	—	—	—	(282)
Excess tax benefit on stock-based compensation plans	1	—	—	—	1
Repayments of long-term debt	(400)	—	—	—	(400)
Debt issuance costs	(7)	—	—	—	(7)
Proceeds from termination of interest rate swaps	185	1	—	—	186
Dividends paid on preferred stock	(43)	—	—	43	—
Distribution of equity	—	(1,040)	—	1,040	—
Other, net	(41)	(40)	(3)	84	—

Net cash flows used in financing activities	(1,799)	(1,819)	(9)	1,913	(1,714)

Effect of exchange rate changes on cash and cash equivalents	—	—	(5)	—	(5)

Net change in cash and cash equivalents	1	(255)	15	—	(239)
Cash and cash equivalents at beginning of year	327	1,616	252	—	2,195

Cash and cash equivalents at end of year	$328	$1,361	$267	$—	$1,956

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Year Ended December 31, 2010
Cash flows from operating activities	$442	$1,153	$13	$(343)	$1,265

Cash flows from (used in) investing activities:
Capital expenditures	—	(171)	(3)	—	(174)
Proceeds from termination of joint venture	—	—	28	—	28
Return of intercompany investments	897	—	—	(897)	—
Contributions to intercompany investments	—	(75)	—	75	—
Other, net	40	43	—	(63)	20

Net cash flows from (used in) investing activities	937	(203)	25	(885)	(126)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,049)	(300)	—	300	(1,049)
Repurchase of common stock	(5)	—	—	—	(5)
Excess tax benefit on stock-based compensation plans	2	—	—	—	2
Repayments of long-term debt	(300)	—	—	—	(300)
Dividends paid on preferred stock	(43)	—	—	43	—
Receipt of equity	—	—	75	(75)	—
Distribution of equity	—	(897)	—	897	—
Other, net	(18)	(40)	(2)	63	3

Net cash flows from (used in) financing activities	(1,413)	(1,237)	73	1,228	(1,349)

Effect of exchange rate changes on cash and cash equivalents	—	—	(11)	—	(11)

Net cash flow related to discontinued operations, net of tax	—	(233)	(74)	—	(307)

Net change in cash and cash equivalents	(34)	(520)	26	—	(528)
Cash and cash equivalents at beginning of year	361	2,136	226	—	2,723

Cash and cash equivalents at end of year	$327	$1,616	$252	$—	$2,195

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
December 31, 2012
Assets
Cash and cash equivalents	$755	$1,420	$327	$—	$2,502
Accounts receivable	—	63	24	—	87
Accounts receivable, related party	—	61	—	—	61
Notes receivable	—	1	34	—	35
Other receivables	369	48	4	(405)	16
Inventories	—	944	41	(1)	984
Deferred income taxes, net	—	909	1	(2)	908
Prepaid expenses and other	25	188	8	(2)	219

Total current assets	1,149	3,634	439	(410)	4,812
Property, plant and equipment, net	5	1,019	12	1	1,037
Trademarks and other intangible assets, net	—	2,450	5	—	2,455
Goodwill	—	7,999	12	—	8,011
Long-term intercompany notes	1,920	1,316	—	(3,236)	—
Investment in subsidiaries	8,956	456	—	(9,412)	—
Other assets and deferred charges	88	165	51	(62)	242

Total assets	$12,118	$17,039	$519	$(13,119)	$16,557

Liabilities and shareholders’ equity
Accounts payable	$1	$183	$3	$—	$187
Tobacco settlement accruals	—	2,489	—	—	2,489
Due to related party	—	1	—	—	1
Deferred revenue, related party	—	42	—	—	42
Current maturities of long-term debt	—	60	—	—	60
Other current liabilities	425	910	64	(409)	990

Total current liabilities	426	3,685	67	(409)	3,769
Intercompany notes and interest payable	1,316	1,920	—	(3,236)	—
Long-term debt (less current maturities)	5,035	—	—	—	5,035
Deferred income taxes, net	—	523	—	(62)	461
Long-term retirement benefits (less current portion)	58	1,752	11	—	1,821
Other noncurrent liabilities	26	188	—	—	214
Shareholders’ equity	5,257	8,971	441	(9,412)	5,257

Total liabilities and shareholders’ equity	$12,118	$17,039	$519	$(13,119)	$16,557

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
December 31, 2011
Assets
Cash and cash equivalents	$328	$1,361	$267	$—	$1,956
Accounts receivable	—	77	24	—	101
Accounts receivable, related party	—	67	—	—	67
Notes receivable	—	1	32	—	33
Other receivables	95	49	7	(138)	13
Inventories	—	929	38	—	967
Deferred income taxes, net	—	952	1	(8)	945
Prepaid expenses and other	19	200	7	(1)	225

Total current assets	442	3,636	376	(147)	4,307
Property, plant and equipment, net	5	1,061	3	1	1,070
Trademarks and other intangible assets, net	—	2,553	49	—	2,602
Goodwill	—	7,999	11	—	8,010
Long-term intercompany notes	1,960	1,325	—	(3,285)	—
Investment in subsidiaries	9,139	463	—	(9,602)	—
Other assets and deferred charges	68	171	71	(45)	265

Total assets	$11,614	$17,208	$510	$(13,078)	$16,254

Liabilities and shareholders’ equity
Accounts payable	$—	$107	$6	$—	$113
Tobacco settlement accruals	—	2,530	—	—	2,530
Due to related party	—	2	—	—	2
Deferred revenue, related party	—	42	—	—	42
Current maturities of long-term debt	399	58	—	—	457
Other current liabilities	421	827	31	(147)	1,132

Total current liabilities	820	3,566	37	(147)	4,276
Intercompany notes and interest payable	1,325	1,960	—	(3,285)	—
Long-term debt (less current maturities)	3,145	61	—	—	3,206
Deferred income taxes, net	—	553	3	(45)	511
Long-term retirement benefits (less current portion)	48	1,699	12	—	1,759
Other noncurrent liabilities	25	224	2	—	251
Shareholders’ equity	6,251	9,145	456	(9,601)	6,251

Total liabilities and shareholders’ equity	$11,614	$17,208	$510	$(13,078)	$16,254

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20 — Quarterly Results of Operations (Unaudited)

	First	Second	Third	Fourth
2012
Net sales	$1,933	$2,176	$2,117	$2,078
Gross profit(1)	939	1,064	1,035	945
Net income(2)	270	443	420	139
Per share data(3):
Basic:
Net income	0.47	0.78	0.75	0.25
Diluted:
Net income	0.47	0.78	0.74	0.25

2011
Net sales	$1,991	$2,267	$2,200	$2,083
Gross profit(1)	956	1,074	1,075	972
Net income(4)	381	327	394	304
Per share data(3):
Basic:
Net income	0.65	0.56	0.68	0.52
Diluted:
Net income	0.65	0.56	0.67	0.52

(1)	Fourth quarter of 2012 and 2011 gross profit includes a mark-to-market pension/postretirement adjustment of $108 million and $69 million, respectively.

(2)

First quarter of 2012 net income includes a $149 million restructuring charge. Third quarter of 2012 net income includes a $40 million mark-to-market postretirement adjustment. Fourth quarter of 2012 net income includes a $129 million trademark and other intangible assets charge and a mark-to-market pension adjustment of $289 million.

(3)	Income per share is computed independently for each of the periods presented. The sum of the income per share amounts for the quarters may not equal the total for the year.

(4)	Fourth quarter of 2011 net income includes a $48 million trademark impairment charge and a mark-to-market pension/postretirement adjustment of $145 million.

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

Item 10 is incorporated by reference to the following sections of RAI’s definitive Proxy Statement to be filed with the SEC on or about March 22, 2013, referred to as the Proxy Statement: “The Board of Directors — Item 1: Election of Directors;” “The Board of Directors — Biographies of Board Members;” “The Board of Directors — Governance Agreement;” “The Board of Directors — Committees and Meetings of the Board of Directors — Audit and Finance Committee;” “The Board of Directors — Code of Conduct;” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance.” For information regarding the executive officers and certain significant employees of RAI, see “Executive Officers and Certain Significant Employees of the Registrant” in Item 1 of Part I of this report.

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

Item 12 is incorporated by reference to the following sections of the Proxy Statement: “Security Ownership of Certain Beneficial Owners and Management — Stock Ownership of Principal Shareholders;” “Security Ownership of Certain Beneficial Owners and Management — Stock Ownership of Management;” and “The Board of Directors – Governance Agreement.” For information regarding securities authorized for issuance under equity compensation plans, see note 15 to consolidated financial statements in Item 8 of Part II to this report.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

(1)	Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010.

Consolidated Balance Sheets as of December 31, 2012 and 2011.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010.

(2)	Financial Statement Schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or notes.

(3)	See (b) below.

(b)	Exhibit Numbers 10.30 through 10.56 below are management contracts, compensatory plans or arrangements. The following exhibits are filed or furnished, as the case may be, as part of this report:

Exhibit Number
3.1	Amended and Restated Articles of Incorporation of Reynolds American Inc. (incorporated by reference to Exhibit 1 to Reynolds American Inc.’s Form 8-A filed July 29, 2004).

3.2	Articles of Amendment of Amended and Restated Articles of Incorporation of Reynolds American Inc. (incorporated by reference to Exhibit 3.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 2, 2007).

3.3	Articles of Amendment of Amended and Restated Articles of Incorporation of Reynolds American Inc. (incorporated by reference to Exhibit 3.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed August 8, 2011).

3.4	Articles of Amendment of Amended and Restated Articles of Incorporation of Reynolds American Inc. (incorporated by reference to Exhibit 3.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed July 25, 2012).

3.5	Amended and Restated Bylaws of Reynolds American Inc., dated September 13, 2012 (incorporated by reference to Exhibit 3.1 to Reynolds American Inc.’s Form 8-K, dated September 13, 2012).

4.1	Rights Agreement, between Reynolds American Inc. and The Bank of New York, as rights agent (incorporated by reference to Exhibit 3 to Reynolds American Inc.’s Form 8-A filed July 29, 2004).

4.2	Amended and Restated Indenture, dated as of July 24, 1995, between RJR Nabisco, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to RJR Nabisco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed August 8, 1995).

Exhibit Number
4.3	First Supplemental Indenture and Waiver, dated as of April 27, 1999, between RJR Nabisco, Inc. and The Bank of New York, to the Amended and Restated Indenture, dated as of July 24, 1995, between RJR Nabisco, Inc. and The Bank of New York, as successor trustee (incorporated by reference to Exhibit 10.3 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-A filed May 19, 1999).

4.4	Indenture, dated May 31, 2006, among Reynolds American Inc. and certain of its subsidiaries as guarantors and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Reynolds American Inc.’s Form 8-K dated May 31, 2006).

4.5	First Supplemental Indenture, dated September 30, 2006, to Indenture, dated May 31, 2006, among Reynolds American Inc. and certain of its subsidiaries as guarantors, and The Bank of New York Trust Company, N.A., as successor to The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Reynolds American Inc.’s Form 8-K dated September 30, 2006).

4.6	Second Supplemental Indenture, dated February 6, 2009, to Indenture, dated May 31, 2006, as supplemented by the First Supplemental Indenture, dated September 30, 2006, among Reynolds American Inc. and certain of its subsidiaries, as guarantors, and The Bank of New York Mellon Trust Company, N.A., f/k/a The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.21 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed February 23, 2009).

4.7	In accordance with Item 601(b)(4)(iii) of Regulation S-K, Reynolds American Inc. agrees to furnish to the SEC, upon request, a copy of each instrument that defines the rights of holders of such long-term debt not filed or incorporated by reference as an exhibit to this Annual Report on Form 10-K.

10.1	Credit Agreement, dated as of July 29, 2011, among Reynolds American Inc., the agents and other parties named therein, and the lending institutions listed from time to time on Annex I thereto (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, dated July 29, 2011).

10.2	Subsidiary Guarantee Agreement, dated as of July 29, 2011, among certain subsidiaries of Reynolds American Inc. as guarantors and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K, dated July 29, 2011).

10.3	First Amendment to Credit Agreement and First Amendment to Subsidiary Guarantee, dated as of March 27, 2012, among Reynolds American Inc. and the lending institutions and subsidiary guarantors listed on the respective signature pages thereof (incorporated by reference to Exhibit 10 to Reynolds American Inc.’s Form 8-K, dated March 27, 2012).

10.4	Term Loan Agreement, dated as of February 24, 2012, among Reynolds American Inc., the agents and other parties named therein, and the lending institutions listed on Schedule 2.01 thereto (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, dated February 24, 2012).

10.5	Subsidiary Guarantee Agreement, dated as of February 24, 2012, among certain of the subsidiaries of Reynolds American Inc. as guarantors and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K, dated February 24, 2012).

10.6	Underwriting Agreement, dated as of October 24, 2012, by and among Reynolds American Inc., as issuer, Reynolds American Inc.’s subsidiaries guaranteeing the notes, and Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, for themselves and as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to Reynolds American Inc.’s Form 8-K dated October 24, 2012).

Exhibit Number
10.7	Formation Agreement, dated as of July 30, 2004, among Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.), Brown & Williamson U.S.A., Inc. (n/k/a R. J. Reynolds Tobacco Company) and Reynolds American Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

10.8	Governance Agreement, dated as of July 30, 2004, among British American Tobacco p.l.c., Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) and Reynolds American Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

10.9	Amendment No. 1, dated as of November 18, 2004, to the Governance Agreement, dated as of July 30, 2004, among British American Tobacco p.l.c., Brown & Williamson Holdings, Inc. and Reynolds American Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated November 18, 2004).

10.10	Amendment No. 2, dated April 29, 2008, to the Governance Agreement, dated as of July 30, 2004, as amended, by and among British American Tobacco p.l.c., Brown & Williamson Holdings, Inc. and Reynolds American Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated April 29, 2008).

10.11	Amendment No. 3, dated November 11, 2011, to the Governance Agreement, dated as of July 30, 2004, as amended, by and among British American Tobacco p.l.c., Brown & Williamson Holdings, Inc. and Reynolds American Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated November 14, 2011).

10.12	Non-Competition Agreement, dated as of July 30, 2004, between Reynolds American Inc. and British American Tobacco p.l.c. (incorporated by reference to Exhibit 10.3 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

10.13	Contract Manufacturing Agreement, dated as of July 30, 2004, by and between R. J. Reynolds Tobacco Company and B.A.T. (U.K. & Export) Limited (incorporated by reference to Exhibit 10.5 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

10.14	Amendment, effective January 2, 2007, to Contract Manufacturing Agreement, dated as of July 30, 2004, by and between R. J. Reynolds Tobacco Company and B.A.T. (U.K. & Export) Limited (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 4, 2007).

10.15	American-blend Cigarette Manufacturing Agreement, dated May 26, 2010, by and between R. J. Reynolds Tobacco Company and BATUS Japan, Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated June 2, 2010).

10.16	Amendment and Extension Agreement, dated December 17, 2012, to American-blend Cigarette Manufacturing Agreement, dated May 26, 2010, by and between R. J. Reynolds Tobacco Company and BATUS Japan, Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated February 11, 2013).

10.17	Share Repurchase Agreement, dated November 11, 2011, by and between Reynolds American Inc. and Brown & Williamson Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated November 14, 2011).

10.18	Purchase Agreement dated as of March 9, 1999, as amended and restated as of May 11, 1999, among R. J. Reynolds Tobacco Company, RJR Nabisco, Inc. and Japan Tobacco Inc. (incorporated by reference to Exhibit 2.1 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated May 12, 1999).

10.19	Settlement Agreement dated August 25, 1997, between the State of Florida and settling defendants in The State of Florida v. American Tobacco Co. (incorporated by reference to Exhibit 2 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated August 25, 1997).

Exhibit Number
10.20	Comprehensive Settlement Agreement and Release dated January 16, 1998, between the State of Texas and settling defendants in The State of Texas v. American Tobacco Co. (incorporated by reference to Exhibit 2 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated January 16, 1998).

10.21	Settlement Agreement and Release in re: The State of Minnesota v. Philip Morris, Inc., by and among the State of Minnesota, Blue Cross and Blue Shield of Minnesota and the various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.1 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).

10.22	Settlement Agreement and Stipulation for Entry of Consent Judgment in re: The State of Minnesota v. Philip Morris, Inc., by and among the State of Minnesota, Blue Cross and Blue Shield of Minnesota and the various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.2 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).

10.23	Form of Consent Judgment by Judge Kenneth J. Fitzpatrick, Judge of District Court in re: The State of Minnesota v. Philip Morris, Inc. (incorporated by reference to Exhibit 99.3 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).

10.24	Stipulation of Amendment to Settlement Agreement and for Entry of Agreed Order dated July 2, 1998, by and among the Mississippi Defendants, Mississippi and the Mississippi Counsel in connection with the Mississippi Action (incorporated by reference to Exhibit 99.2 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).

10.25	Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree dated July 24, 1998, by and among the Texas Defendants, Texas and the Texas Counsel in connection with the Texas Action (incorporated by reference to Exhibit 99.4 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).

10.26	Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree dated September 11, 1998, by and among the State of Florida and the tobacco companies named therein (incorporated by reference to Exhibit 99.1 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed November 12, 1998).

10.27	Master Settlement Agreement, referred to as the MSA, dated November 23, 1998, between the Settling States named in the MSA and the Participating Manufacturers also named therein (incorporated by reference to Exhibit 4 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated November 23, 1998).

10.28	Comprehensive Agreement, dated as of April 13, 2010, among R. J. Reynolds Tobacco Company and Her Majesty the Queen in Right of Canada and the Provinces and Territories listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated April 16, 2010).

10.29	Agreed Statement of Facts, dated as of April 13, 2010, between Her Majesty the Queen and Northern Brands International, Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated April 16, 2010).

10.30	Amended and Restated Directors and Officers Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated February 1, 2005).

10.31	Reynolds American Inc. Outside Directors’ Compensation Summary, effective November 1, 2012 (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed October 23, 2012).

Exhibit Number
10.32	Equity Incentive Award Plan for Directors of Reynolds American Inc., referred to as the EIAP (Amended and Restated Effective September 13, 2012) (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed October 23, 2012).

10.33	Form of Deferred Stock Unit Agreement between Reynolds American Inc. and the Director named therein, pursuant to the EIAP (incorporated by reference to Exhibit 10.32 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed February 23, 2009).

10.34	Form of Deferred Stock Unit Agreement between R. J. Reynolds Tobacco Holdings, Inc. and the Director named therein, pursuant to the EIAP (incorporated by reference to Exhibit 10.9 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).

10.35	Deferred Compensation Plan for Directors of Reynolds American Inc. (Amended and Restated Effective November 30, 2007) (incorporated by reference to Exhibit 10.43 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed February 27, 2008).

10.36	Amended and Restated (effective as of May 11, 2007) Reynolds American Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 2, 2007).

10.37	Form of Performance Share Agreement (three-year vesting), dated March 2, 2009, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated March 2, 2009).

10.38	Form of Amendment No. 1 to the 2009 Performance Share Agreement (three-year vesting), dated March 22, 2010, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.3 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed April 29, 2010).

10.39	Reynolds American Inc. 2009 Omnibus Incentive Compensation Plan (incorporated by reference to Appendix A of Reynolds American Inc.’s definitive Proxy Statement on Schedule 14A filed on March 23, 2009).

10.40	Form of Performance Share Agreement (three-year vesting), dated March 1, 2010, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed April 29, 2010).

10.41	Form of Performance Share Agreement (three-year vesting), dated March 1, 2011, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed April 29, 2011).

10.42	Form of Performance Share Agreement (three-year vesting), dated March 1, 2012, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.5 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed April 26, 2012).

10.43	Offer of Employment Letter, dated December 4, 2006, between R. J. Reynolds Tobacco Company and Daniel M. Delen (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 4, 2007).

Exhibit Number
10.44	May 24, 1999, July 21, 1999, and June 16, 2000, Letter Agreements between R. J. Reynolds Tobacco Company and Thomas R. Adams (incorporated by reference to Exhibit 10.64 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed February 27, 2008).

10.45	Form of Amended Letter Agreement regarding Severance Benefits and Change of Control Protections between Reynolds American Inc. and the officer named therein (incorporated by reference to Exhibit 10.67 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed February 27, 2008).

10.46	Reynolds American Inc. Executive Severance Plan, as amended and restated effective December 1, 2012 (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated November 29, 2012).

10.47	Retention Trust Agreement dated May 13, 1998, by and between RJR Nabisco, Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.6 to RJR Nabisco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).

10.48	Amendment No. 1 to Retention Trust Agreement, dated May 13, 1998, by and between RJR Nabisco, Inc. and Wachovia Bank, N.A., dated October 1, 2006 (incorporated by reference to Exhibit 10.56 to Reynolds American Inc.’s S-4 filed October 3, 2006).

10.49	Amendment No. 2 to Retention Trust Agreement, dated May 13, 1998, as amended, by and between R.J. Reynolds Tobacco Holdings, Inc., as successor to RJR Nabisco, Inc., and Wachovia Bank, N.A., dated January 24, 2007 (incorporated by reference to Exhibit 10.66 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed February 27, 2007).

10.50	Supplemental Pension Plan for Executives of Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) (as amended and restated through January 1, 2012) (incorporated by reference to Exhibit 10.48 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed February 15, 2012).

10.51	Form of Reynolds American Inc. Trust Agreement, by and among the executive officer named therein, J.P. Morgan Trust Company of Delaware, the trustee, as successor to United States Trust Company, N.A., and Reynolds American Inc., as administrative agent for the executive (incorporated by reference to Exhibit 10.65 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed February 23, 2009).

10.52	Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) Health Care Plan for Salaried Employees (as amended through July 29, 2004, by Amendment Nos. 1 and 2) (incorporated by reference to Exhibit 10.69 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 9, 2005).

10.53	Amendment No. 3, entered into as of December 31, 2004, to the Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) Health Care Plan for Salaried Employees (incorporated by reference to Exhibit 10.70 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 9, 2005).

10.54	Amendment No. 4, entered into as of April 20, 2005, to the Brown & Williamson Tobacco Corporation Health Care Plan for Salaried Employees (incorporated by reference to Exhibit 10.71 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed February 27, 2007).

10.55	Amendment No. 5, entered into as of December 29, 2006, to the Brown & Williamson Tobacco Corporation Health Care Plan for Salaried Employees (incorporated by reference to Exhibit 10.72 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed February 27, 2007).

Exhibit Number
10.56	Amendment No. 6, entered into as of December 19, 2011, to the Brown & Williamson Tobacco Corporation Health Care Plan for Salaried Employees (incorporated by reference to Exhibit 10.54 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed February 15, 2012).

10.57	Valuation Payment Settlement Agreement, dated February 20, 2008, by and between R. J. Reynolds Tobacco C.V. and Gallaher Limited (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated February 20, 2008).

10.58	Guarantee of JT International Holding B.V., dated February 20, 2008, in favor of R. J. Reynolds Tobacco C.V. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated February 20, 2008).

10.59*	Supply Agreement dated August 1, 2003, as amended, by and between R. J. Reynolds Tobacco Company and Eastman Chemical Company (incorporated by reference to Exhibit 10.3 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed October 23, 2012).

12.1	Computation of Ratio of Earnings to Fixed Charges for each of the five years within the period ended December 31, 2012.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

31.2	Certification of Chief Financial Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema

101.CAL	XBRL taxonomy extension calculation linkbase

101.LAB	XBRL taxonomy extension label linkbase

101.PRE	XBRL taxonomy extension presentation linkbase

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Exchange Act.

**	Exhibit is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subjected to the liabilities of that Section. This exhibit shall not be incorporated by reference into any given registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REYNOLDS AMERICAN INC.
(Registrant)

Dated: February 12, 2013	By:	/S/ DANIEL M. DELEN
Daniel M. Delen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ DANIEL M. DELEN Daniel M. Delen	President, Chief Executive Officer and Director (principal executive officer)	February 12, 2013

/S/ THOMAS R. ADAMS Thomas R. Adams	Executive Vice President and Chief Financial Officer (principal financial officer)	February 12, 2013

/S/ FREDERICK W. SMOTHERS Frederick W. Smothers	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 12, 2013

/S/ THOMAS C. WAJNERT Thomas C. Wajnert	Chairman of the Board and Director	February 12, 2013

/S/ JOHN P. DALY John P. Daly	Director	February 12, 2013

/S/ MARTIN D. FEINSTEIN Martin D. Feinstein	Director	February 12, 2013

/S/ LUC JOBIN Luc Jobin	Director	February 12, 2013

/S/ H. RICHARD KAHLER H. Richard Kahler	Director	February 12, 2013

/S/ HOLLY K. KOEPPEL Holly K. Koeppel	Director	February 12, 2013

/S/ NANA MENSAH Nana Mensah	Director	February 12, 2013

Signature	Title	Date

/S/ LIONEL L. NOWELL III Lionel L. Nowell III	Director	February 12, 2013

/S/ H.G.L. POWELL H.G.L. Powell	Director	February 12, 2013

/S/ RICHARD E. THORNBURGH Richard E. Thornburgh	Director	February 12, 2013

/S/ NEIL R. WITHINGTON Neil R. Withington	Director	February 12, 2013

/S/ JOHN J. ZILLMER John J. Zillmer	Director	February 12, 2013