Form 10-Q
period 2013-03-31
REYNOLDS AMERICAN INC
filed 2013-04-23
CIK 1275283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 547,102,116 shares of common stock, par value $.0001 per share, as of April 8, 2013.

Part I — Financial Information

Item 1. Financial Statements

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions, Except Per Share Amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Net sales(1)	$1,802	$1,856
Net sales, related party	81	77

Net sales	1,883	1,933
Costs and expenses:
Cost of products sold(1)	694	994
Selling, general and administrative expenses	301	298
Amortization expense	1	6
Restructuring charge	—	149

Operating income	887	486
Interest and debt expense	62	56
Interest income	(2)	(2)
Other (income) expense, net	(2)	3

Income before income taxes	829	429
Provision for income taxes	321	159

Net income	$508	$270

Basic income per share:
Net income	$0.92	$0.47

Diluted income per share:
Net income	$0.92	$0.47

Dividends declared per share	$0.59	$0.56

(1)	Excludes excise taxes of $855 million and $923 million for the three months ended March 31, 2013 and 2012, respectively.

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Millions)

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Net income	$508	$270
Other comprehensive income (loss), net of tax:
Retirement benefits, net of tax (benefit) expense (2013 — $(3); 2012 — $49)	(5)	74
Unrealized gain on long-term investments, net of tax expense (2013 — $2; 2012 — $1)	2	2
Cumulative translation adjustment and other, net of tax expense (2013 — $5; 2012 — $2)	(15)	10

Comprehensive income	$490	$356

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from (used in) operating activities:
Net income	$508	$270
Adjustments to reconcile to net cash flows from (used in) operating activities:
Depreciation and amortization	28	32
Restructuring charge, net of cash payments	(4)	133
Deferred income tax expense	90	28
Pension and postretirement	(30)	(16)
Tobacco settlement	268	563
Other, net	85	43

Net cash flows from operating activities	945	1,053

Cash flows from (used in) investing activities:
Capital expenditures	(23)	(27)
Other, net	3	1

Net cash flows used in investing activities	(20)	(26)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(326)	(323)
Repurchase of common stock	(325)	(300)
Excess tax benefit on stock-based compensation plans	11	33
Other, net	(3)	(3)

Net cash flows used in financing activities	(643)	(593)

Effect of exchange rate changes on cash and cash equivalents	(6)	6

Net change in cash and cash equivalents	276	440
Cash and cash equivalents at beginning of period	2,502	1,956

Cash and cash equivalents at end of period	$2,778	$2,396

Income taxes paid, net of refunds	$16	$44
Interest paid	$10	$10

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,778	$2,502
Accounts receivable	104	87
Accounts receivable, related party	52	61
Notes receivable	35	35
Other receivables	12	16
Inventories	1,046	984
Deferred income taxes, net	826	908
Prepaid expenses and other	176	219

Total current assets	5,029	4,812
Property, plant and equipment, net of accumulated depreciation (2013 — $1,637; 2012 — $1,618)	1,034	1,037
Trademarks and other intangible assets, net of accumulated amortization	2,454	2,455
Goodwill	8,011	8,011
Other assets and deferred charges	250	242

	$16,778	$16,557

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$137	$187
Tobacco settlement accruals	2,757	2,489
Due to related party	—	1
Deferred revenue, related party	32	42
Current maturities of long-term debt	60	60
Other current liabilities	1,159	990

Total current liabilities	4,145	3,769
Long-term debt (less current maturities)	5,028	5,035
Deferred income taxes, net	482	461
Long-term retirement benefits (less current portion)	1,798	1,821
Other noncurrent liabilities	207	214
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2013 — 547,102,116; 2012 — 552,940,767)	—	—
Paid-in capital	6,972	7,275
Accumulated deficit	(1,525)	(1,707)
Accumulated other comprehensive loss (defined benefit pension and postretirement plans: 2013 — $(270); 2012 — $(265), net of tax)	(329)	(311)

Total shareholders’ equity	5,118	5,257

	$16,778	$16,557

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

RAI’s reportable operating segments are RJR Tobacco, American Snuff and Santa Fe. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The American Snuff segment consists of the primary operations of American Snuff Co. The Santa Fe segment consists of the primary operations of SFNTC. Niconovum AB and R.J. Reynolds Vapor Company, referred to as RJR Vapor, among other RAI subsidiaries, are included in All Other. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.

RAI’s operating subsidiaries primarily conduct their businesses in the United States.

Basis of Presentation

The accompanying interim condensed consolidated financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as GAAP, for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All material intercompany balances have been eliminated. RAI has no investments that are accounted for under the equity or cost methods. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The condensed consolidated financial statements (unaudited) should be read in conjunction with the consolidated financial statements and related footnotes, which appear in RAI’s Annual Report on Form 10-K for the year ended December 31, 2012. Certain reclassifications were made to conform prior years’ financial statements to the current presentation. All dollar amounts, other than per share amounts, are presented in millions, except for amounts set forth in note 9 and as otherwise noted.

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

	For the Three Months Ended March 31,
	2013	2012
State Settlement Agreements	$268	$557
Federal tobacco quota buyout	52	56
FDA user fees	32	30

On December 17, 2012, RJR Tobacco and certain other participating manufacturers, referred to as the PMs, including SFNTC, entered into a term sheet, referred to as the Term Sheet, with 17 states, the District of Columbia and Puerto Rico to settle certain claims related to the MSA non-participating manufacturer adjustment, referred to as the NPM Adjustment. The Term Sheet resolves claims related to volume years from 2003 through 2012 and puts in place a revised method to determine future adjustments from 2013 forward as to states that join the agreement. The Term Sheet was not binding on the parties at the time it was entered into. On March 12, 2013, a single, nationwide arbitration panel of three former federal judges, referred to as the Arbitration Panel, hearing the dispute related to the 2003 NPM Adjustment (and related matters) issued an order, referred to as the Order, authorizing the implementation of the Term Sheet. In addition, after the Order, one additional state signed the Term Sheet. As a result of the Order, the Term Sheet is now binding on all signatories.

Based on the jurisdictions bound by the Term Sheet, RJR Tobacco and SFNTC, collectively, will receive credits, currently estimated to total approximately $1 billion, with respect to their NPM Adjustment claims for the period from 2003 through 2012. These credits will be applied against annual payments under the MSA over a five-year period, commencing with the MSA payment due in April 2013. As a result of this binding Order, expenses for the MSA were reduced by approximately $204 million for the three months ended March 31, 2013, recognizing the credit that reduces the April 2013 MSA payment. In addition, RJR Tobacco and SFNTC will recognize additional credits in 2013 through 2016, subject to meeting the various performance obligations associated with the Term Sheet. The amount of these credits recognized for the three months ended March 31, 2013, was approximately $57 million. For additional information related to the NPM Adjustment settlement, see “—Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements — Enforcement and Validity; Adjustments” in note 9.

Pension and Postretirement

Pension and postretirement benefits require balance sheet recognition of the net asset or liability for the overfunded or underfunded status of defined benefit pension and other postretirement benefit plans, on a plan-by-plan basis, and recognition of changes in the funded status in the year in which the changes occur.

Actuarial gains or losses are annual changes in the amount of either the benefit obligation or the fair value of plan assets resulting from experience different from that assumed or from changes in assumptions. Differences between actual results and actuarial assumptions are accumulated and recognized in the year in which they occur as a mark-to-market adjustment, referred to as an MTM adjustment, to the extent such net gains and losses are in excess of 10% of the greater of the fair value of plan assets or the plan’s benefit obligation, referred to as the corridor. Actuarial gains and losses outside the corridor are recognized annually as of December 31 or when the plans are remeasured during an interim period.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The components of the pension benefits and the postretirement benefits are set forth below:

	For the Three Months Ended March 31,
	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012

Service cost	$5	$6	$1	$1
Interest cost	62	69	12	17
Expected return on plan assets	(88)	(89)	(3)	(3)
Amortization of prior service cost (credit)	1	1	(10)	(5)

Curtailment	—	4	—	—
Special termination benefits	—	34	—	—

Total benefit cost (credit)	$(20)	$25	$—	$10

A workforce reduction in 2012, due to changes in the organizational structure of RJR Tobacco, RAI and RAI Services Company, met RAI’s curtailment threshold as a major event for pension plans. As a result, curtailment charges and special termination benefits were recognized as restructuring expense. The workforce reduction did not exceed the minimum threshold for the postretirement plans, and no special postretirement termination benefits were offered. See note 4 for additional information regarding the restructuring.

As disclosed in its financial statements for the year ended December 31, 2012, RAI expects to contribute approximately $110 million to its pension plans in 2013, of which $2 million was contributed during the first three months of 2013.

Fair Value Measurement

RAI determines fair value of assets and liabilities, if any, using a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity, and the reporting entity’s own assumptions about market participant assumptions based on the best information available in the circumstances.

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

Recently Issued and Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued amended guidance that requires an entity to present information about significant items reclassified out of accumulated other comprehensive income, referred to as AOCI, on the face of the statement where net income is presented or as a separate disclosure in the notes to the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

financial statements. Additionally, the guidance expands the disclosure requirements for presentation of changes in AOCI by component. The guidance is effective for RAI for interim and annual reporting periods beginning January 1, 2013, and its adoption did not have an impact on RAI’s results of operations, cash flows or financial position.

Note 2 — Fair Value

Financial assets carried at fair value as of March 31, 2013, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$2,719	$—	$—	$2,719
Other assets and deferred charges:
Auction rate securities	—	—	74	74
Mortgage-backed security	—	—	13	13
Marketable equity security	4	—	—	4

Financial assets carried at fair value as of December 31, 2012, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$2,100	$—	$—	$2,100
Other assets and deferred charges:
Auction rate securities	—	—	70	70
Mortgage-backed security	—	—	13	13
Marketable equity security	4	—	—	4

There were no transfers between the levels in the three months ended March 31, 2013, or in the year ended December 31, 2012.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

underlying collateral migrated from one level to another. As related to the unobservable factors, substantial changes, relative to historical trends, of the levels of corporate defaults or default recovery rates would impact the fair value measurement of these securities. Maturity dates for the auction rate securities begin in 2017.

The fair value for the mortgage-backed security, classified as Level 3, utilized a market approach and was based upon the calculation of an overall weighted average valuation, derived from the actual, or modeled, market pricing of the specific collateral. The market approach utilized actual pricing inputs when observable and modeled pricing, based upon changes in observable market pricing, when unobservable. Substantial changes in the observable market pricing would directly impact the unobservable pricing and the fair value measurement of this security. RAI has deemed the market for its mortgage-backed security to be inactive. The maturity of the mortgage-backed security has been extended to March 2014, with the annual option to extend an additional year. Given the underlying collateral and RAI’s intent to continue to extend this security, it is classified as a noncurrent asset.

RAI determined the change in the fair value of the investment in a marketable equity security using quoted market prices as of March 31, 2013.

Financial assets classified as Level 3 investments were as follows:

	March 31, 2013			December 31, 2012
	Cost	Gross Unrealized Loss (1)	Estimated Fair Value	Cost	Gross Unrealized Loss(1)	Estimated Fair Value
Auction rate securities	$99	$(25)	$74	$99	$(29)	$70
Mortgage-backed security	22	(9)	13	22	(9)	13

	$121	$(34)	$87	$121	$(38)	$83

(1)	Unrealized losses, net of tax, are reported in accumulated other comprehensive loss in RAI’s condensed consolidated balance sheets as of March 31, 2013 (unaudited) and December 31, 2012.

The changes in the Level 3 investments during the three months ended March 31, 2013, were as follows:

	Auction Rate Securities
	Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value
Balance as of January 1, 2013	$99	$(29)	$70
Unrealized gain	—	4	4

Balance as of March 31, 2013	$99	$(25)	$74

	Mortgage-Backed Security
	Cost	Gross Unrealized Loss	Estimated Fair Value
Balance as of January 1, 2013	$22	$(9)	$13

Balance as of March 31, 2013	$22	$(9)	$13

Fair Value of Debt

The estimated fair value of RAI’s and RJR’s outstanding debt, in the aggregate, was $5.4 billion and $5.5 billion with an effective average annual interest rate of approximately 4.7%, as of March 31, 2013, and December 31, 2012, respectively. The fair values are based on available market quotes, credit spreads and discounted cash flows, as appropriate.

Interest Rate Management

From time to time, RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their respective debt obligations. In 2009, RAI and RJR entered into offsetting floating to fixed interest rate swap agreements, which, at March 31, 2013, had effectively decreased the fixed rate on $1.1 billion of debt to a rate of

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

interest of approximately 4.1%. In September 2011, RAI and RJR terminated the original and offsetting interest rate swap agreements, and received a total of $186 million cash in exchange for foregoing the future cash inflows associated with these swaps. These actions did not change the effective fixed rate of interest associated with the underlying debt.

In May 2012, RAI entered into forward starting interest rate contracts with an aggregate notional amount of $1 billion. RAI designated those derivatives as cash flow hedges of a future debt issuance, and they were determined to be highly effective at inception. The forward starting interest rate contracts mitigated RAI’s exposure to changes in the benchmark interest rate from the date of inception until the date of the forecasted transaction. On October 31, 2012, RAI completed the sale of $2.55 billion in aggregate principal amount of senior notes, consisting of $450 million of 1.05% senior notes due October 30, 2015, $1.1 billion of 3.25% senior notes due November 1, 2022, and $1 billion of 4.75% senior notes due November 1, 2042. The forward starting interest rate contracts were terminated, and $23 million in associated losses were settled with cash payments to the counterparties. The effective portion of the losses are recorded in accumulated other comprehensive loss in RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2013, and consolidated balance sheet as of December 31, 2012, and will be amortized over the life of the related debt.

The amortization of the net gain upon termination of derivative instruments impacted the condensed consolidated statements of income (unaudited) as follows:

	For the Three Months Ended March 31,
	2013	2012
Interest and debt expense	$(6)	$(10)

Note 3 — Intangible Assets

There was no significant change to the carrying amount of goodwill during the three months ended March 31, 2013.

The carrying amounts and changes therein of trademarks and other intangible assets by segment were as follows:

	RJR Tobacco		American Snuff	Santa Fe	All Other	Consolidated
	Trademarks	Other	Trademarks	Trademarks	Other	Trademarks	Other
Finite-lived:
Balance as of December 31, 2012	$—	$24	$9	$—	$—	$9	$24
Amortization	—	(1)	—	—	—	—	(1)

Balance as of March 31, 2013	$—	$23	$9	$—	$—	$9	$23

Indefinite-lived:
Balance as of December 31, 2012	$1,027	$99	$1,136	$155	$5	$2,318	$104

Balance as of March 31, 2013	$1,027	$99	$1,136	$155	$5	$2,318	$104

Details of finite-lived intangible assets as of March 31, 2013, were as follows:

	Gross	Accumulated Amortization	Net
Contract manufacturing agreements	$151	$128	$23
Trademarks	96	87	9

	$247	$215	$32

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Year	Amount
Remainder of 2013	$4
2014	5
2015	5
2016	5
2017	4
Thereafter	9

$32

Note 4 — Restructuring

In 2012, RAI announced that it and its subsidiaries, RJR Tobacco and RAI Services Company, had completed a business analysis designed to identify resources to reinvest in their businesses. As a result of this initiative, the total U.S. workforce of RAI and its subsidiaries will decline by a net of approximately 10% upon the completion of the restructuring by the end of 2014.

Under existing severance plans, $111 million of cash severance, benefits and related costs and $38 million of non-cash pension-related benefits comprised a restructuring charge of $149 million during the first quarter of 2012. Of this charge, $138 million was recorded in the RJR Tobacco segment. Of the cash portion, $44 million had been paid as of March 31, 2013. Accordingly, in the condensed consolidated balance sheet (unaudited) as of March 31, 2013, $12 million was included in other current liabilities and $55 million was included in other noncurrent liabilities.

The component of the restructuring charge accrued and utilized was as follows:

Employee Severance and Benefits
Original accrual	$149
Utilized in 2012	(78)

Balance as of December 31, 2012	71
Utilized in 2013	(4)

Balance as of March 31, 2013	$67

Note 5 — Income Per Share

The components of the calculation of income per share were as follows:

	For the Three Months Ended March 31,
	2013	2012
Net income	$508	$270

Basic weighted average shares, in thousands	551,353	574,456
Effect of dilutive potential shares:
Restricted stock units	2,097	3,083

Diluted weighted average shares, in thousands	553,450	577,539

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 6 — Inventories

The major components of inventories were as follows:

	March 31, 2013	December 31, 2012
Leaf tobacco	$935	$919
Other raw materials	49	51
Work in process	70	63
Finished products	154	125
Other	27	18

Total	1,235	1,176
Less LIFO allowance	189	192

	$1,046	$984

RJR Tobacco performs its annual LIFO inventory valuation at December 31. Interim periods represent an estimate of the expected annual valuation.

Note 7 — Income Taxes

The provision for income taxes was as follows:

	For the Three Months Ended March 31,
	2013	2012

Provision for income taxes	$321	$159

Effective tax rate	38.8%	37.0%

The effective tax rate for the three months ended March 31, 2013, as compared with the same prior-year period, was unfavorably impacted by a reduction in the domestic production activities deduction of the American Jobs Creation Act of 2004. The effective income tax rate for each period exceeded the federal statutory rate of 35% due to the impact of state taxes and certain nondeductible items, offset by the domestic production activities deduction.

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

The Credit Agreement also contains a restrictive covenant that limits the amount of debt that may be incurred by non-guarantor subsidiaries, together with certain financial covenants. The restrictive covenants in the Credit

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Agreement are subject to a number of qualifications and exceptions. The financial covenant levels in the Credit Agreement are a maximum of 3.00 to 1.00 for the consolidated leverage ratio and a minimum of 4.00 to 1.00 for the consolidated interest coverage ratio. In addition, the maturity date of the Credit Agreement is July 29, 2015, which date may be extended, with the agreement of the requisite lenders, to July 29, 2016. The Credit Agreement contains customary events of default, including upon a change in control, as defined therein, that could result in the acceleration of all amounts and cancellation of all commitments outstanding under the Credit Agreement.

RAI is able to use the revolving credit facility under the Credit Agreement for borrowings and issuances of letters of credit at its option, subject to a $200 million sublimit on the aggregate amount of letters of credit. Issuances of letters of credit reduce availability under such revolving credit facility. As of March 31, 2013, there were no borrowings, and $6 million of letters of credit outstanding, under the Credit Agreement.

Under the terms of the Credit Agreement, RAI is required to pay a facility fee of between 0.20% and 0.40% per annum, based on the facility’s credit ratings, on the lender commitments with respect to the revolving credit facility thereunder.

Borrowings under the Credit Agreement bear interest, at the option of RAI, at a rate equal to an applicable margin, based upon the credit ratings assigned to the Credit Agreement, plus:

•

the alternate base rate, which is the higher of (1) the federal funds effective rate from time to time plus 0.5%, (2) the prime rate and (3) the reserve-adjusted eurodollar rate for a one-month interest period plus 1%; or

•

the eurodollar rate, which is the reserve-adjusted rate at which eurodollar deposits for one, two, three or six months (or shorter periods if agreed to by the administrative agent and the lenders) are offered in the interbank eurodollar market.

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

Term Loan

On March 15, 2013, RAI entered into a term loan, referred to as the Term Loan, with a syndicate of lenders, providing for an unsecured delayed draw term loan facility, with a maximum borrowing capacity of up to $500 million. On April 10, 2013, RAI borrowed the entire $500 million under the Term Loan. The Term Loan matures December 27, 2013.

The Term Loan contains restrictive covenants that are substantially the same as those in the Credit Agreement. The Term Loan contains customary events of default, including upon a change in control, as defined therein, that could result in the acceleration of all amounts outstanding under the Term Loan.

Borrowings under the Term Loan bear interest, at the option of RAI, at a rate equal to an applicable margin, which is based upon RAI’s senior unsecured long-term debt credit rating, plus either the alternative base rate or eurodollar rate, as each such rate is defined above under “Credit Agreement.”

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The amount borrowed on April 10, 2013, will initially bear interest at the annual rate of approximately 1.7%. Overdue principal and, to the extent permitted by law, overdue interest, outstanding under the Term Loan will bear interest at a rate equal to the rate then in effect with respect to such borrowings, plus 2.0% per annum.

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

The term “per curiam” refers to an opinion entered by a court. In most cases, it is used to indicate that the opinion entered is a brief announcement of the court’s decision and is not accompanied by a written opinion.

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

The plaintiffs seek various forms of relief, including compensatory and punitive damages, treble or multiple damages and statutory damages and penalties, creation of medical monitoring and smoking cessation funds, disgorgement of profits, and injunctive and other equitable relief. Although alleged damages often are not determinable from a complaint, and the law governing the pleading and calculation of damages varies from jurisdiction to jurisdiction, compensatory and punitive damages have been specifically pleaded in a number of cases, sometimes in amounts ranging into the hundreds of millions and even billions of dollars.

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

An accrual of $2.56 million has been recorded in RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2013 for an Engle Progeny case, Bowman, described below. This amount includes $450,000 for compensatory and punitive damages and $2.11 million for attorneys’ fees and statutory interest through March 31, 2013. Payment was made on April 17, 2013. As other cases proceed through the appellate process, RAI will consider making further accruals on an individual case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

The circumstances surrounding the State Settlement Agreements and the funding of a trust fund to benefit the tobacco growers are readily distinguishable from the current categories of smoking and health cases involving RJR Tobacco or its affiliates and indemnitees. The claims underlying the State Settlement Agreements were brought on behalf of the states to recover funds paid for health care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. The State Settlement Agreements settled all the health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions and contain releases of various additional present and future claims. In accordance with the MSA, various tobacco companies agreed to fund a $5.2 billion trust fund to be used to address the possible adverse economic impact of the MSA on tobacco growers. A discussion of the State Settlement Agreements, and a table depicting the related payment schedule, is set forth below under “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements — Enforcement and Validity; Adjustments.”

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

In 2010, RJR Tobacco entered into a comprehensive agreement with the Canadian federal, provincial and territorial governments, which resolved all civil claims related to the movement of contraband tobacco products in Canada during the period 1985 through 1999 that the Canadian governments could assert against RJR Tobacco and its affiliates. These claims were separate from any smoking and health tobacco litigation.

Likewise, in 2004, RJR Tobacco and B&W separately settled the antitrust case DeLoach v. Philip Morris Cos., Inc., which was brought by a unique class of plaintiffs: a class of all tobacco growers and tobacco allotment holders. The plaintiffs asserted that the defendants conspired to fix the price of tobacco leaf and to destroy the federal government’s tobacco quota and price support program. Despite legal defenses they believed to be valid, RJR Tobacco and B&W separately settled this case to avoid a long and contentious trial with the tobacco growers. The DeLoach case and the antitrust case currently pending against RJR Tobacco and B&W involve different types of plaintiffs and different theories of recovery under the antitrust laws than the smoking and health cases pending against RJR Tobacco and its affiliates and indemnitees.

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

American Snuff Co. also believes that it has valid defenses to the smokeless tobacco litigation against it. American Snuff Co. asserted and will continue to assert some or all of these defenses in each case at the time and in the manner deemed appropriate by American Snuff Co. and its counsel. No verdict or judgment has been returned or entered against American Snuff Co. on any claim for personal injuries allegedly resulting from the use of smokeless tobacco. American Snuff Co. intends to defend vigorously all smokeless tobacco litigation claims asserted against it. No liability for pending smokeless tobacco litigation was recorded in RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2013.

Cautionary Statement

Even though RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim (except for the Bowman case described below) against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular case concerning the use of smokeless tobacco against American Snuff Co., when viewed on an individual case-by-case basis, is not probable, the possibility of material losses related to such litigation is more than remote. Litigation is subject to many uncertainties, and generally, it is not possible to predict the outcome of any particular litigation pending against RJR Tobacco, American Snuff Co. or their affiliates or indemnitees, or to reasonably estimate the amount or range of any possible loss.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

During the first quarter of 2013, nine tobacco-related cases, including seven Engle Progeny cases, were served against RJR Tobacco or its affiliates or indemnitees. On March 31, 2013, there were 173 cases pending against RJR Tobacco or its affiliates or indemnitees: 157 in the United States and 16 in Canada, as compared with 169 total cases on March 31, 2012. The U.S. case number does not include the 564 individual smoker cases pending in West Virginia state court as a consolidated action, 5,690 Engle Progeny cases, involving approximately 6,868 individual plaintiffs, and 2,573 Broin II cases (as hereinafter defined), pending in the United States against RJR Tobacco or its affiliates or indemnitees. Of the U.S. cases pending on March 31, 2013, 19 are pending in federal court, and 137 in state court, primarily in the following states: Florida (28 cases); Maryland (23 cases); Missouri (20 cases); New York (17 cases); California (9 cases); and Louisiana (9 cases).

The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco or its affiliates or indemnitees as of March 31, 2013, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees as of December 31, 2012, as reported in RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on February 12, 2013, and a cross-reference to the discussion of each case type.

Case Type	RJR Tobacco’s Case Numbers as of March 31, 2013	Change in Number of Cases Since December 31, 2012 Increase/(Decrease)	Page Reference
Individual Smoking and Health	104	(1)	26
West Virginia IPIC (Number of Plaintiffs)*	1 (564)	No change	27
Engle Progeny (Number of Plaintiffs)**	5,690 (6,868)	(66) (69)	27
Broin II	2,573	(1)	38
Class-Action	8	No change	39
Health-Care Cost Recovery	2	No change	41
State Settlement Agreements-Enforcement and Validity; Adjustments	31	No change	47
Antitrust	1	No change	52
Other Litigation and Developments	10	No change	52

*	Includes as one case the 564 cases pending as a consolidated action In Re: Tobacco Litigation Individual Personal Injury Cases, sometimes referred to as West Virginia IPIC cases, described below. The West Virginia IPIC cases have been separated from the Individual Smoking and Health cases for reporting purposes.
**	The Engle Progeny cases have been separated from the Individual Smoking and Health cases for reporting purposes. The number of cases has decreased as the result of many of the multiple plaintiff federal court cases either being dismissed or consolidated.

The following cases against RJR Tobacco and B&W have attracted significant attention: the Florida state court class-action case, Engle v. R. J. Reynolds Tobacco Co. and the related Engle Progeny cases; and the case brought by the U.S. Department of Justice under the federal Racketeer Influenced and Corrupt Organizations Act, referred to as RICO.

In 2000, a jury in Engle v. Liggett Group, a class action brought against the major U.S. cigarette manufacturers by a class of Florida smokers allegedly harmed by their addiction to nicotine, rendered a $145 billion punitive damages verdict in favor of the class. In 2006, the Florida Supreme Court set aside that award, prospectively decertified the class, and preserved several of the Engle jury findings for use in subsequent individual actions to be filed within one year of its decision. The preserved findings include jury determinations that smoking causes various diseases, that nicotine is addictive, and that each defendant sold cigarettes that were defective and unreasonably dangerous, committed unspecified acts of negligence and individually and jointly concealed unspecified information about the health risks of smoking. The Engle findings do not indicate that all cigarettes sold by each defendant were defective and unreasonably dangerous, nor do they specify what acts of negligence each defendant committed, or what information each defendant concealed.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In the wake of Engle, thousands of individual progeny actions were filed in federal and state courts in Florida. As of March 31, 2013, 2,396 cases were pending in federal court, and 3,294 cases were pending in state court. These cases include approximately 6,868 plaintiffs. In addition, as of March 31, 2013, RJR Tobacco was aware of 58 additional cases that had been filed but not served. Eighty-six cases have been tried in Florida state and federal courts since 2010, and numerous state court trials are scheduled for 2013. The number of pending cases fluctuates for a variety of reasons, including voluntary and involuntary dismissals. Voluntary dismissals include cases in which a plaintiff accepts an “offer of judgment,” referred to in Florida statutes as “proposals for settlement,” from RJR Tobacco and/or its affiliates. An offer of judgment, if rejected by the plaintiff, preserves RJR Tobacco’s right to recover attorneys’ fees under Florida law in the event of a favorable verdict and is sometimes made through court-ordered mediations.

In each Engle Progeny case, a central issue is the proper use of the preserved Engle findings. The federal and state courts that have addressed the question have adopted conflicting views. For example, in Bernice Brown v. R. J. Reynolds Tobacco Co., the U.S. Court of Appeals for the Eleventh Circuit, referred to as the Eleventh Circuit, held that the preserved Engle findings establish only those issues “actually adjudicated” in the Engle class trial. In other words, those findings would not prevent RJR Tobacco and other defendants from raising issues and defenses that were not, or may not have been, resolved against them in Engle. The court further held that an Engle Progeny plaintiff bears the burden of showing, to a “reasonable degree of certainty,” that any issue the plaintiff seeks to treat as established in his favor was, in fact, actually decided in Engle. The court held that these standards were required by the Florida law of issue preclusion, and it reserved judgment on whether the same standards were also required by the Due Process Clause of the U.S. Constitution. Prior to the Eleventh Circuit decision in Bernice Brown, three federal district judges had concluded that any broader use of the preserved Engle findings would violate both the Florida law of issue preclusion and federal due process. However, following the Bernice Brown decision, a different federal district judge, in Waggoner v. R. J. Reynolds Tobacco Co., concluded that it does not violate either Florida law or due process to use the Engle findings to establish individual elements of tort claims in progeny actions, even absent any determination that the Engle jury actually decided the relevant facts against the defendants. Under this view, for example, a progeny plaintiff could use the Engle findings to establish that the particular brands or types of cigarettes that he smoked were defective and unreasonably dangerous, even though the Engle jury may never have resolved that question.

On March 14, 2013, the Florida Supreme Court addressed the question in Douglas v. Philip Morris USA, Inc. Like the district court in Waggoner, the Florida Supreme Court held that the Engle findings automatically establish all of the conduct elements of every Engle Progeny claim, without any inquiry into whether the findings relate in any way to the specific claims of the individual plaintiff. However, the Florida Supreme Court disagreed with both the Eleventh Circuit in Bernice Brown and the district court in Waggoner in its characterization of the governing state law preclusion doctrine. Specifically, the Florida Supreme Court concluded that the question presented was one of “claim preclusion” rather than “issue preclusion,” and it stated that claim preclusion, unlike issue preclusion, has never been limited to facts shown to have been decided by a prior jury. The Florida Supreme Court then held that its selection of the “claim preclusion” label under state law removed any due process problem that otherwise might have been present. RJR Tobacco intends to file a petition for writ of certiorari with the U.S. Supreme Court to seek further review of the Florida Supreme Court’s decision in Douglas, and that petition is presently due on June 12, 2013.

The same due process question is also now pending once again in the Eleventh Circuit. Several federal trials have gone forward under the Waggoner decision. The defendants have prevailed in most of them, but adverse verdicts were entered against RJR Tobacco in Walker v. R. J. Reynolds Tobacco Co. and Duke v. R. J. Reynolds Tobacco Co. RJR Tobacco has appealed Walker and Duke to the Eleventh Circuit. Both cases squarely present the question of whether use of the Engle findings to establish individual elements of progeny claims is consistent with federal due process. After RJR Tobacco filed its opening briefs in each case, the appeals were consolidated and further briefing was stayed pending the decision in Douglas. Briefing in Duke and Walker is expected to be complete in May 2013.

On January 30, 2013, the U.S. District Court for the Middle District of Florida ordered the parties to participate in mediation discussions concerning all of the cases pending in that court. The defendants’ session with the mediators occurred on April 9, 2013. The discussions did not result in a resolution of all or any of the pending cases.

Nine cases have become final before the Engle defendants could obtain review of their due process argument. These cases resulted in an aggregate payment by RJR Tobacco of $103.1 million ($79.4 million for compensatory and punitive damages and $23.7 million for attorneys’ fees and statutory interest) in 2012. As of March 31, 2013,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

an accrual of $2.56 million ($450,000 for compensatory and punitive damages and $2.11 million for attorneys’ fees and statutory interest) has been recorded in RAI’s condensed consolidated balance sheet (unaudited) for an Engle Progeny case, Bowman, described below. Payment in the Bowman case was made on April 17, 2013.

The following chart reflects verdicts in individual Engle Progeny cases, pending as of March 31, 2013, in which a verdict has been returned against RJR Tobacco or B&W, or both. No liability for any of these cases has been recorded in RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2013. This chart does not include the mistrials or verdicts returned in favor of RJR Tobacco or B&W, or both.

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Compensatory Damages (as adjusted)(1)		Punitive Damages	Appeal Status

Sherman	50%	$775,000		$—	Notice to invoke discretionary jurisdiction of Florida Supreme Court pending
Jimmie Lee Brown	50%	600,000		—	Notice to invoke discretionary jurisdiction of Florida Supreme Court pending
Douglas	5%	250,000		—	Preparing to seek review with U.S. Supreme Court
Cohen	33.3%	3,300,000		10,000,000	Notice to invoke jurisdiction of Florida Supreme Court pending
Townsend	51%	5,500,000		20,000,000	Remittitur entered; notice of appeal filed with First DCA
Putney	30%	4,500,000		2,500,000	Pending — Fourth DCA
Grossman	25%	484,000		—	Notice to invoke jurisdiction of Florida Supreme Court pending
Buonomo	77.5%	4,060,000		15,700,000	Pending — Fourth DCA
Koballa	30%	300,000	(2)	—	Notice to invoke jurisdiction of Florida Supreme Court pending
Webb	90%	3,600,000		25,000,000	Remittitur entered; pending — First DCA
Kirkland	10%	10,000		250,000	Pending — Second DCA
Mack	65%	1,885,000		—	Pending — First DCA
Andy Allen	45%	2,700,000		8,100,000	Pending — First DCA
Jewett	20%	218,600		—	Notice to invoke jurisdiction of Florida Supreme Court pending
Reese	30%	1,070,000		—	Liability affirmed; preparing to seek review with the U.S. Supreme Court
Soffer	40%	2,000,000		—	Notice to invoke jurisdiction of Florida Supreme Court pending
Ciccone	30%	1,000,000		50,000	Pending — Fourth DCA
Weingart	3%	4,500		—	Notice to invoke jurisdiction of Florida Supreme Court pending
Sury	20%	500,000	(4)	—	Pending — First DCA
Hallgren	25%	1,000,000	(4)	750,000	Pending — Second DCA
Ward	30%	487,000	(5)	1,700,000	Pending — First DCA
Emmon Smith	70%	7,000,000		20,000,000	Pending — First DCA
Duke	25%	7,700		—	Pending — Eleventh Circuit
Calloway	27%	16,100,000	(6)	17,250,000	Pending — Fourth DCA
Walker	10%	27,500		—	Pending — Eleventh Circuit
Hiott	40%	730,000		—	Pending — First DCA
Hancock	5%	700		—	Pending — Fourth DCA
Sikes	51%	2,100,000		2,000,000	Post-trial motions denied(3); final judgment not entered
James Smith	55%	330,000		20,000	Post-trial motions pending(3)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Schlenther	50%	2,500,000	2,500,000	New trial on punitive damages only
Ballard	55%	4,702,500	—	Post-trial motions pending(3)
Lock	9%	103,500	—	Pending — Second DCA
Williams	85%	4,250,000	—	Post-trial motions pending(3)
Evers	60%	1,938,000	12,360,000	Directed verdict granted on concealment, conspiracy and punitive damages; reconsideration motion was denied on April 8, 2013
Schoeff	75%	7,875,000	30,000,000	Post-trial motions pending(3)
Marotta	58%	3,480,000	—	Post-trial motions denied; appeal deadline May 6, 2013
Searcy	30%	1,800,000	10,000,000	Post-trial motions pending(3)
Aycock	72.5%	4,277,000	—	Final judgment has not been entered

Totals		$91,466,000	$178,180,000

(1)

Unless otherwise noted, compensatory damages in these cases are adjusted to reflect the jury’s allocation of comparative fault. Punitive damages are not so adjusted. The amounts listed above do not include attorneys’ fees or statutory interest that may apply to the judgments.

(2)	The court in Koballa found RJR Tobacco not liable for the plaintiff’s injuries, but awarded compensatory damages. For a detailed description of the case, see “— Engle and Engle Progeny Cases” below.
(3)	Should the pending post-trial motions be denied, RJR Tobacco will file a notice of appeal with the appropriate appellate court.
(4)	The trial court held the defendants jointly and severally liable for the entire $1 million, even though the jury had allocated 60% of fault to the plaintiff and 20% of fault to a co-defendant.
(5)	The trial court held the defendants jointly and severally liable, even though the jury allocated 50% of fault to the plaintiff and 20% to the co-defendants.
(6)

In its ruling on the post-trial motions, the court determined that the jury’s apportionment of comparative fault did not apply to the compensatory damages award and found the defendants jointly and severally liable.

As of March 31, 2013, outstanding jury verdicts in favor of the Engle Progeny plaintiffs had been entered against RJR Tobacco in the amount of $91,466,000 in compensatory damages (as adjusted) and in the amount of $178,180,000 in punitive damages, for a total of $269,646,000. All of these verdicts are at various stages in the appellate process. An accrual of $2.56 million ($450,000 for compensatory and punitive damages and $2.11 million for attorneys’ fees and statutory interest) was recorded in RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2013, for Bowman, described below. Payment in the Bowman case was made on April 17, 2013. RJR Tobacco continues to believe that it has valid defenses in these cases, including the federal due process issues that impact all Engle Progeny cases. Should RJR Tobacco not prevail in any particular individual Engle Progeny case or determine that in any individual Engle Progeny case an unfavorable outcome has become probable and the amount can be reasonably estimated, a loss would be recognized, which could have a material adverse effect on earnings and cash flows of RAI in a particular fiscal quarter or fiscal year.

This recognition of Engle Progeny cases as of March 31, 2013, is consistent with RAI’s and RJR Tobacco’s historic recognition related to such smoking and health litigation claims. It is the policy of RJR Tobacco and its affiliates to vigorously defend all such claims, including Engle Progeny cases. It is also the policy of RJR Tobacco to record any loss concerning litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated on an individual case-by-case basis.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

For a detailed description of these cases, see “— Engle and Engle Progeny Cases” and “— Health-Care Cost Recovery Cases — Department of Justice Case” below.

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

Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. It is likely that RJR Tobacco and other cigarette manufacturers will continue to have a similar number of tobacco-related trials in 2013 as it has had in recent years. There are nine cases, exclusive of Engle Progeny cases, scheduled for trial as of March 31, 2013 through March 31, 2014, for RJR Tobacco or its affiliates and indemnitees: two non-smoking and health cases, five individual smoking and health cases, one class action and the West Virginia IPIC case. There are 60 Engle Progeny cases against RJR Tobacco and/or B&W set for trial through March 31, 2014, but it is not known how many of these cases will actually be tried.

Trial Results. From January 1, 2010 through March 31, 2013, 92 smoking and health, Engle Progeny and health-care cost recovery cases in which RJR Tobacco or B&W were defendants were tried, including 8 trials for cases where mistrials were declared in the original proceedings. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 47 cases, including 20 mistrials, tried in Florida (43), Missouri (1) and West Virginia (3). Verdicts in favor of the plaintiffs were returned in 41 cases tried in Florida, one in Connecticut, and one in New York. Two cases in Florida were dismissed during trial.

In the first quarter of 2013, six Engle Progeny cases in which RJR Tobacco was a defendant were tried:

•	In Wilder v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants, including RJR Tobacco.

•

In Evers v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, Jacqueline Loyd, to be 31% at fault, RJR Tobacco to be 60% at fault, and the remaining defendant to be 9% at fault, and awarded $3.23 million in compensatory damages and $12.36 million in punitive damages against RJR Tobacco only.

•

In Schoeff v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, James Schoeff, to be 25% at fault and RJR Tobacco to be 75% at fault, and awarded $10.5 million in compensatory damages and $30 million in punitive damages.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

•	In Giddens v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco and the plaintiff and against the remaining defendants and awarded $80,000 in compensatory damages.

•

In Marotta v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, Phil Marotta, to be 42% at fault and RJR Tobacco to be 58% at fault and awarded $6 million in compensatory damages. Punitive damages were not awarded.

•	In Fazekas v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants, including RJR Tobacco.

For a detailed description of the above-described cases, see “— Engle and Engle Progeny Cases” below.

In addition, since the end of the first quarter of 2013, jurors returned a verdict in the following Engle Progeny case:

•

In Searcy v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, Carol LaSard, to be 40% at fault, RJR Tobacco to be 30% at fault and the remaining defendant to be 30% at fault, and awarded $6 million in compensatory damages and $10 million in punitive damages against each defendant.

•	In Anderson v. R. J. Reynolds Tobacco Co., the court declared a mistrial due to the jury’s inability to reach a decision.

•

In Aycock v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, Richard Aycock, to be 27.5% at fault and RJR Tobacco to be 72.5% at fault, and awarded $5.9 million in compensatory damages. Punitive damages were not awarded.

In the first quarter of 2013, no non-Engle Progeny individual smoking and health cases in which RJR Tobacco was a defendant were tried.

The following chart reflects the verdicts in the smoking and health cases or health-care cost recovery cases that have been tried and remain pending as of March 31, 2013, in which verdicts have been returned against RJR Tobacco or B&W, or both. For information on the verdicts in the Engle Progeny cases that have been tried and remain pending as of March 31, 2013, in which verdicts have been returned against RJR Tobacco or B&W, or both, see the Engle Progeny cases chart above. For information on the post-trial status of individual smoking and health cases and the Governmental Health Care Cost Recovery Case, see “— Individual Smoking and Health Cases,” and “— Health Care Cost Recovery Cases — Department of Justice Case,” respectively, below:

Date of Verdict	Case Name/Type	Jurisdiction	Verdict

December 18, 2003	Frankson v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, Kings County (Brooklyn, NY)	$350,000 in compensatory damages; 50% of fault assigned to B&W; $20 million in punitive damages, of which $6 million was assigned to B&W, and $2 million to a predecessor company.

February 2, 2005	Smith v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$2 million in compensatory damages; 25% of fault assigned to B&W, which reduced the award to $500,000; $20 million in punitive damages. In August 2009, a new trial on punitive damages was conducted and the jury awarded $1.5 million.

August 17, 2006	United States v. Philip Morris USA, Inc. [Governmental Health-Care Cost Recovery]	U.S. District Court, District of Columbia (Washington, DC)	RJR Tobacco and B&W were found liable for civil RICO claims; were enjoined from using certain brand descriptors and from making certain misrepresentations; and were ordered to make corrective communications on five subjects, including smoking and health and addiction, to reimburse the U.S. Department of Justice appropriate costs associated with the lawsuit, and to maintain document web sites.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

May 26, 2010	Izzarelli v. R. J. Reynolds Tobacco Co. [Individual]	U.S. District Court, District of Connecticut, (Bridgeport, CT)	$13.9 million in compensatory damages; 58% of fault assigned to RJR Tobacco, which reduced the award to $8.08 million against RJR Tobacco; $3.97 million in punitive damages.

December 12, 2012	Clinton v. Brown & Williamson Holdings, Inc. [Individual]	Supreme Court, New York County, (New York, NY)	$1.35 million in compensatory damages. Punitive damages were not at issue.

Individual Smoking and Health Cases

As of March 31, 2013, 104 individual cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II, Engle Progeny or West Virginia IPIC cases discussed below. A total of 102 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining two cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to environmental tobacco smoke, referred to as ETS.

Below is a description of the individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2013 to March 31, 2013, or remained on appeal as of March 31, 2013.

On December 18, 2003, the jury returned a verdict in favor of the plaintiff in Frankson v. Brown & Williamson Tobacco Corp., a case filed in August 2000 in Supreme Court, Kings County, New York, awarded $350,000 in compensatory damages and eventually returned a verdict of $20 million in punitive damages against the defendants in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco, who was dismissed prior to trial, and B&W. Other manufacturers were dismissed before trial. The plaintiff, Gladys Frankson, alleged that Mr. Frankson became addicted to nicotine, was unable to stop smoking, developed lung cancer and died as a result. The defendants as a group and the deceased smoker were each found to be 50% at fault. On January 9, 2004, the jury awarded $20 million in punitive damages, assigning $6 million to B&W and $2 million to American Tobacco, a predecessor company to B&W. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $8.018 million. After various post-trial motions and appeals, the New York Supreme Court, Appellate Division, affirmed the compensatory damages award, set aside the punitive damages award and remanded the case to the Kings County Supreme Court for a new trial on punitive damages. No date has been set for the punitive damages retrial. In July 2012, the defendants filed a motion for summary judgment dismissing the plaintiff’s claims for punitive damages. Argument on the motion occurred on August 28, 2012. A decision is pending. The plaintiff has told the court that she may renew her request for an additur as to the amount of compensatory damages, if the court grants the defendants’ motion for summary judgment.

On February 1, 2005, the jury returned a split verdict in Smith v. Brown & Williamson Tobacco Corp., a case filed in May 2003 in Circuit Court, Jackson County, Missouri, finding in favor of B&W on two counts, fraudulent concealment and conspiracy, and finding in favor of the plaintiffs on negligence, which incorporates failure to warn and product defect claims. The plaintiffs were awarded $2 million in compensatory damages and $20 million in punitive damages; however, the jury found the plaintiff to be 75% at fault and B&W 25% at fault, and thus the compensatory award was reduced to $500,000. The Missouri Court of Appeals affirmed the compensatory damages award but reversed and ordered a new trial on punitive damages. On July 29, 2009, RJR Tobacco, on behalf of B&W, paid the compensatory damages verdict, plus interest, in the amount of approximately $700,000. In August 2009, the jury in the punitive damages retrial returned a verdict for the plaintiffs and awarded the plaintiffs $1.5 million in punitive damages. B&W and the plaintiffs filed notices of appeal in December 2009. In October 2012, the Missouri Court of Appeals reversed the punitive damages award entered in August 2009, and remanded the case for another new trial on punitive damages. In November 2012, B&W filed an application for transfer to the Missouri Supreme Court, which was granted in December 2012. Oral argument is scheduled for May 21, 2013.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On May 26, 2010, a jury returned a verdict in favor of the plaintiff in Izzarelli v. R. J. Reynolds Tobacco Co., a case filed in December 1999 in the U.S. District Court for the District of Connecticut. The plaintiff sought to recover damages for personal injuries that the plaintiff alleges she sustained as a result of unsafe and unreasonably dangerous cigarette products and for economic losses she sustained as a result of unfair trade practices of the defendant. The jury found RJR Tobacco to be 58% at fault and the plaintiff to be 42% at fault, awarded $13.9 million in compensatory damages and found the plaintiff to be entitled to punitive damages. In December 2010, the court awarded the plaintiff $3.97 million in punitive damages. Final judgment was entered on December 30, 2010, in the amount of $11.95 million. The court granted the plaintiff’s motion for offer of judgment interest, and awarded the plaintiff $15.8 million for the period of December 6, 1999 up to and including December 5, 2010, and approximately $4,000 per day thereafter until an amended judgment was entered. The amended judgment was entered in the amount of approximately $28.1 million on March 4, 2011. RJR Tobacco filed a notice of appeal in September 2011. Oral argument occurred on March 18, 2013. A decision is pending.

On May 19, 2011, a jury returned a verdict in favor of RJR Tobacco in Hargroves v. R. J. Reynolds Tobacco Co., a case filed in December 2005 in the Circuit Court, Hillsborough County, Florida. The plaintiff alleged that as a result of using the defendant’s products, the decedent, Debra Hargroves, suffered from lung cancer, emphysema, heart disease and other smoking-related diseases and/or conditions. Final judgment was entered in May 2011. The plaintiff filed a notice of appeal, and RJR Tobacco filed a notice of cross appeal in August 2011. On April 30, 2012, RJR Tobacco dismissed its cross appeal. In March 2013, the Second District affirmed the trial court’s judgment, per curiam. The deadline to file a notice to invoke the discretionary jurisdiction of the Florida Supreme Court is April 22, 2013.

On December 12, 2012, in Clinton v. Brown & Williamson Holdings, Inc., a jury returned a verdict in favor of the plaintiff and awarded $1.35 million in compensatory damages. The case was filed in Supreme Court, New York County, New York. The plaintiff alleged that as a result of using the defendant’s products, the decedent, William Champagne, suffered from lung cancer. The plaintiff sought $100 million in compensatory damages. The defendants removed the case to the U.S. District Court for the Southern District of New York in 2005. Final judgment against B&W in the amount of approximately $1.35 million was entered in December 2012. Post-trial motions are pending.

West Virginia IPIC

In West Virginia, as of March 31, 2013, 564 individual claims remain pending in a consolidated action, In re: Tobacco Litigation Individual Personal Injury Cases. The defendants are Philip Morris, Lorillard and RJR Tobacco (including claims concerning The American Tobacco Company and B&W). The Case Management Order currently calls for these cases to be resolved in a two phase procedure — a common issue trial in Phase I, and, if plaintiffs prevail on one or more issues, a Phase II, consisting of individual trials of liability, medical causation, compensatory damages, and punitive damages for each of the individual plaintiffs. The Phase I trial will focus on whether defendants manufactured defective products, whether their conduct was tortious and whether their conduct meets the standard for a potential award of punitive damages under West Virginia law. There will be no lump sum award of punitive damages and the Phase I jury will not be asked to set a punitive multiplier. Instead, if the jury finds that a defendant’s conduct meets the punitive standard, then plaintiffs in their individual trials in Phase II will have the chance to ask Phase II juries to consider awarding punitive damages to each plaintiff on a case-by-case basis. Phase I trials have been initiated three times (twice in 2010 and once in 2011) resulting in mistrials. A new trial began on April 15, 2013.

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

Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, which decertified the class, eligible plaintiffs had one year from January 11, 2007, in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claimed they meet the conditions in Engle, also attempted to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007, mandate, are referred to as the Engle Progeny cases. As of March 31, 2013, RJR Tobacco was a defendant in 5,690 Engle Progeny cases in both state and federal courts in Florida. These cases include approximately 6,868 plaintiffs. Many of these cases are in active discovery or nearing trial.

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

On December 14, 2010, the First DCA rejected the Eleventh Circuit’s holding and concluded, in the Martin v. R. J. Reynolds Tobacco Co. case, that the Engle findings “establish the conduct of elements” of plaintiffs’ claims. On July 19, 2011, the Florida Supreme Court denied RJR Tobacco’s request to review the decision of the intermediate state appellate court, and on March 26, 2012, the U.S. Supreme Court denied RJR Tobacco’s petition for writ of certiorari. On September 21, 2011, the Fourth DCA in Jimmie Lee Brown disagreed on state-law grounds with the First DCA’s decision in Martin as well as the Eleventh Circuit in Bernice Brown. On March 30, 2012, the Second DCA in Douglas also disagreed with the First DCA’s decision in Martin, the Fourth DCA’s decision in Jimmie Lee

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Brown, and the Eleventh Circuit in Bernice Brown. On April 11, 2012, the Third DCA in Frazier approved the plaintiff’s preferred use of the Engle findings without further explanation. RJR Tobacco has sought review of both Jimmie Lee Brown and Douglas with the Florida Supreme Court. In Douglas, the Florida Supreme Court affirmed the Second DCA’s ruling for the plaintiff and found that accepting as res judicata the Engle findings does not violate the tobacco companies’ due process rights. RJR Tobacco intends to file a petition for writ of certiorari with the U.S. Supreme Court to seek further review of the Florida Supreme Court’s decision in Douglas. The defendants also asked the federal district court in Jacksonville to rule on their constitutional due process objection to the use of the Engle findings to satisfy elements of the plaintiffs’ claims. The court ruled that application of the Engle findings would not violate the defendants’ due process rights. RJR Tobacco sought interlocutory review of the decision in the Eleventh Circuit, but the district court declined to certify the order for review.

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

Below is a description of the Engle Progeny cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2013 to March 31, 2013, or remained on appeal as of March 31, 2013.

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

On May 20, 2009, in Jimmie Lee Brown v. R. J. Reynolds Tobacco Co., a case filed in March 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff. The plaintiff alleged that the decedent, Roger Brown, developed smoking related diseases, which resulted in his death. The plaintiff sought compensatory damages and an unspecified amount of punitive damages. The jury later returned a verdict that the decedent was 50% at fault for his injuries and awarded compensatory damages of $1.2 million. No punitive damages were awarded. RJR Tobacco’s post-trial motions were denied, and the court entered final judgment in the amount of $600,000. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of approximately $700,000. The Fourth DCA affirmed the trial court’s judgment in September 2011. In November 2011, RJR Tobacco filed a notice to invoke discretionary jurisdiction of the Florida Supreme Court. A decision is pending.

On February 25, 2010, in Grossman v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Broward County, Florida, the court declared a mistrial due to the jury’s inability to reach a decision. The plaintiff alleged that as a result of an addiction to cigarettes, the decedent, Laura Grossman, developed lung cancer and died. The plaintiff sought damages in excess of $15,000 and all taxable costs and interest. Retrial began in March 2010. On April 21, 2010, the jury returned a verdict in favor of the plaintiff in Phase I. In April 2010, the jury awarded $1.9 million in compensatory damages and no punitive damages. The jury also found RJR Tobacco to be 25% at fault, the decedent to be 70% at fault and the decedent’s spouse to be 5% at fault. Final judgment was entered in June 2010, in the amount of $483,682. In July 2011, RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of approximately $484,000. The plaintiff filed a notice of cross appeal. In June 2012, the Fourth DCA entered an opinion that affirmed the trial court’s judgment on liability, but remanded the case for a new trial on all damages issues. In October 2012, RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. A decision is pending. Retrial is scheduled for July 11, 2013.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On March 10, 2010, in Douglas v. Philip Morris USA, Inc., a case filed in October 2007 in Circuit Court, Hillsborough County, Florida, a jury returned a verdict for the plaintiff, found the decedent, Charlotte Douglas, to be 50% at fault, RJR Tobacco to be 5% at fault and the remaining defendants to be 45% at fault, and awarded $5 million in compensatory damages. No punitive damages were awarded. The plaintiff alleged that as a result of the decedent’s addiction to smoking the defendants’ cigarettes, she suffered bodily injury and died. In March 2010, the court entered final judgment against RJR Tobacco in the amount of $250,000. RJR Tobacco filed a notice of appeal to the Second DCA, and posted a supersedeas bond in the amount of $250,000. On March 30, 2012, the Second DCA affirmed the trial court’s decision. However, the court agreed that the issue of due process is one that will be applicable to the many Engle Progeny cases being considered by the trial courts and certified the question regarding the due process issue to the Florida Supreme Court as being one of great importance. RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. The Florida Supreme Court accepted jurisdiction in May 2012. In March 2013, the Florida Supreme Court affirmed the Second DCA’s ruling for the plaintiff and found that accepting as res judicata the eight Phase I findings approved in Engle does not violate the tobacco companies’ due process rights. The deadline to file a petition for writ of certiorari with the U.S. Supreme Court is June 12, 2013.

On March 10, 2010, in Cohen v. R. J. Reynolds Tobacco Co., a case filed in May 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff. The plaintiff alleged that the decedent, Nathan Cohen, developed lung cancer as a result of using the defendants’ products, and sought in excess of $15,000 compensatory damages and unspecified punitive damages. On March 24, 2010, the jury awarded the plaintiff $10 million in compensatory damages, and found the decedent to be 33.3% at fault, RJR Tobacco to be 33.3% at fault and the remaining defendant to be 33.3% at fault. The jury also awarded $20 million in punitive damages, of which $10 million was assigned to RJR Tobacco. In July 2010, the court entered final judgment against RJR Tobacco in the amount of $3.33 million in compensatory damages and $10 million in punitive damages and the plaintiff filed a motion to amend or alter the final judgment. The court entered an amended judgment in September 2010 to include interest from the date of the verdict. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $2.5 million. In September 2012, the Fourth DCA affirmed the liability finding and the compensatory damages award, but reversed the finding of entitlement to punitive damages, and remanded the case for a retrial limited to the issue of liability for concealment and conspiracy. The defendants and the plaintiff filed separate notices to invoke the discretionary jurisdiction of the Florida Supreme Court in January 2013. A decision is pending.

On April 21, 2010, in Townsend v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Alachua County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 51% at fault and the decedent, Frank Townsend, to be 49% at fault, and awarded $10.8 million in compensatory damages and $80 million in punitive damages. The plaintiff alleged that the decedent suffered from lung cancer and other conditions and diseases as a result of smoking the defendant’s products. Final judgment was entered on April 29, 2010, in the amount of $5.5 million in compensatory damages and $40.8 million in punitive damages, which represents 51% of the original damages awards. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $5 million. In February 2012, the First DCA affirmed the compensatory damages verdict, but remanded the case to the trial court for remittitur of the punitive damages or a potential new trial on punitive damages. In June 2012, the trial court entered an order that remitted the punitive damages award to $20 million. The plaintiff consented, and an amended final judgment was entered against RJR Tobacco in the amount of $5.5 million in compensatory damages and $20 million in punitive damages. RJR Tobacco filed a notice of rejection of the remittitur and a demand for a new trial on the punitive damages issue. RJR Tobacco also filed a notice of appeal of the amended final judgment entered in June 2012. Oral argument occurred on March 12, 2013. A decision is pending. In February 2013, the Florida Supreme Court denied RJR Tobacco’s and the plaintiff’s petitions for review of the First DCA’s decision. The deadline to file a petition for writ of certiorari with the U.S. Supreme Court is May 7, 2013. RJR Tobacco’s appeal of the amended final judgment remains pending.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

On May 20, 2010, in Buonomo v. R. J. Reynolds Tobacco Co., a case filed in October 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 77.5% at fault and the decedent, Matthew Buonomo, to be 22.5% at fault, and awarded $5.2 million in compensatory damages and $25 million in punitive damages. The plaintiff alleged that the decedent was addicted to cigarettes and, as a result, developed one or more smoking related medical conditions and/or diseases. Post-trial motions were denied, but the court, in accordance with the Florida statutory limitation on punitive damage awards, ordered the punitive damage award of $25 million be reduced to $15.7 million – three times the compensatory damages award of $5.2 million. In August 2010, the court entered final judgment in the amount of $4.06 million in compensatory damages and $15.7 million in punitive damages. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $5 million. The plaintiff also filed a notice of appeal. Oral argument is scheduled for April 23, 2013.

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

On August 26, 2010, in Budnick v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of RJR Tobacco. The plaintiff alleged that the decedent, Leonard Budnick, was addicted to cigarettes manufactured by the defendant, and as a result, developed one or more smoking related medical conditions and/or diseases. The plaintiff filed a notice of appeal to the Fourth DCA. In December 2012, the Fourth DCA affirmed the final judgment entered in favor of RJR Tobacco. The deadline to seek review by the Florida Supreme Court and the U.S. Supreme Court has passed.

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

On November 4, 2010, in Vasko v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of RJR Tobacco. The jury found that the plaintiff’s claim was barred by the statute of limitations. The plaintiff alleged that the decedent, John Vasko, was addicted to cigarettes manufactured by the defendants, and as a result, developed one or more smoking related medical conditions and/or diseases, including lung cancer. Final judgment was entered, and the plaintiff filed a notice of appeal to the Fourth DCA. The Fourth DCA affirmed the trial court’s judgment, per curiam, on March 28, 2013. The deadline to file a notice to invoke the discretionary jurisdiction of the Florida Supreme Court is June 3, 2013.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

On March 18, 2011, in Mack v. R. J. Reynolds Tobacco Co., a case filed in June 2008, in the Circuit Court, Alachua County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 51% at fault and the decedent, Peter Mack, Sr., to be 49% at fault, and awarded $1 million in compensatory damages. No punitive damages were awarded. The plaintiff alleged that due to the decedent’s addiction to cigarettes, he developed bronchitis and lung cancer. In April 2011, final judgment was entered in favor of the plaintiff. RJR Tobacco appealed, and the First DCA reversed the trial court’s judgment and remanded the case for a new trial. Retrial began on December 3, 2012. On December 14, 2012, the jury returned a verdict in favor of the plaintiff, found the decedent to be 35% at fault and RJR Tobacco to be 65% at fault and awarded $2.9 million in compensatory damages. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $1.9 million. Briefing is underway.

On March 28, 2011, in Oliva v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that as a result of smoking the defendants’ cigarettes, he developed chronic obstructive pulmonary disease and other smoking related diseases. Final judgment was entered in April 2011. The plaintiff filed a notice of appeal to the First DCA, and the defendants filed a notice of cross appeal in June 2011. In February 2013, the First DCA affirmed, per curiam, the trial court’s judgment. The plaintiff’s motion for rehearing en banc, motion for clarification and for issuance of written opinion was denied in March 2013. The deadline to file a notice to invoke the discretionary jurisdiction of the Florida Supreme Court is April 24, 2013.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On April 26, 2011, in Andy Allen v. R. J. Reynolds Tobacco Co., a case filed in September 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 45% at fault, the decedent, Patricia Allen, to be 40% at fault and the remaining defendant to be 15% at fault, and awarded $6 million in compensatory damages and $17 million in punitive damages against each defendant. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent developed chronic obstructive pulmonary disease. Final judgment was entered against RJR Tobacco in the amount of $19.7 million in May 2011. In October 2011, the court entered a remittitur of the punitive damages to $8.1 million and denied all other post-trial motions. The defendants filed a joint notice of appeal, RJR Tobacco posted a supersedeas bond in the amount of $3.75 million, and the plaintiff filed a notice of cross appeal in November 2011. Oral argument occurred on January 16, 2013. A decision is pending.

On May 20, 2011, in Reese v. R. J. Reynolds Tobacco Co., a case filed in September 2007, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the plaintiff to be 70% at fault and RJR Tobacco to be 30% at fault, and awarded $3.6 million in compensatory damages and no punitive damages. The plaintiff alleged that as a result of smoking the defendant’s products, she became addicted and developed laryngeal cancer, peripheral vascular disease and chronic obstructive pulmonary disease. The court entered final judgment on May 25, 2011. RJR Tobacco filed a notice of appeal to the Third DCA and posted a supersedeas bond in the amount of $1.07 million. In February 2013, the Third DCA affirmed the judgment of the trial court. RJR Tobacco is preparing to seek review with the U.S. Supreme Court.

On May 20, 2011, in Jewett v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 20% at fault, the decedent, Barbara Jewett, to be 70% at fault and the remaining defendant to be 10% at fault, and awarded $1.1 million in compensatory damages and no punitive damages. The plaintiff alleged that the decedent, Barbara Jewett, was addicted to cigarettes and as a result of her addiction, developed chronic obstructive pulmonary disease, emphysema and respiratory failure. Final judgment was entered in June 2011. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $218,600. In November 2012, the First DCA reversed the judgment and remanded the case for a new trial. The plaintiff and the defendants filed separate notices to invoke the discretionary jurisdiction of the Florida Supreme Court in March 2013. Decisions are pending.

On June 16, 2011, in Soffer v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Alachua County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 40% at fault, the decedent, Maurice Soffer, to be 60% at fault, and awarded $5 million in compensatory damages and no punitive damages. The plaintiff alleged that the decedent was addicted to cigarettes and, as a result, developed lung cancer and other smoking related conditions and/or diseases. Final judgment was entered against RJR Tobacco in the amount of $2 million. The plaintiff filed a notice of appeal to the First DCA in July 2011. RJR Tobacco filed a notice of cross appeal and posted a supersedeas bond in the amount of $2 million. In October 2012, the First DCA affirmed the trial court’s ruling in full. On the direct appeal, the court held that only intentional torts could support a punitive damages claim and held that Engle Progeny plaintiffs may not seek punitive damages for negligence or strict liability because the original Engle class did not seek punitive damages for those claims. The First DCA certified the question to the Florida Supreme Court as one of great public importance. On the cross appeal, the court rejected RJR Tobacco’s arguments about the use of the Engle findings and the statute of limitations. RJR Tobacco filed a motion for rehearing or for certification to the Florida Supreme Court and the plaintiff filed a motion for rehearing or rehearing en banc. In January 2013, the First DCA granted rehearing on RJR Tobacco’s cross appeal to clarify that the trial court’s application of Engle findings did not violate RJR Tobacco’s due process rights. Otherwise, rehearing, rehearing en banc and certification were denied. RJR Tobacco and the plaintiff have both filed notices to invoke the discretionary jurisdiction of the Florida Supreme Court. Decisions are pending.

On July 15, 2011, in Ciccone v. R. J. Reynolds Tobacco Co., a case filed in August 2004, in the Circuit Court, Broward County, Florida, a jury returned a verdict finding the plaintiff is a member of the Engle class. The plaintiff alleged that as a result of the use of the defendant’s tobacco products, the decedent, George Ciccone, suffered from nicotine addiction and one or more smoking related diseases and/or medical conditions. On July 21, 2011, the jury awarded approximately $3.2 million in compensatory damages and $50,000 in punitive damages. The jury found

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

the decedent to be 70% at fault and RJR Tobacco to be 30% at fault. Final judgment was entered in September 2011, and RJR Tobacco filed a notice of appeal to the Fourth DCA. RJR Tobacco posted a supersedeas bond in the amount of approximately $1 million on October 17, 2011. Briefing is complete. Oral argument has not been scheduled.

On July 19, 2011, in Weingart v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of the plaintiff; however, they refused to award compensatory or punitive damages and found the decedent, Claire Weingart, to be 91% at fault. The plaintiff alleged that as a result of using the defendants’ tobacco products, the decedent developed lung cancer and other smoking related medical conditions and/or diseases. In September 2011, the court granted the plaintiff’s motion for additur or new trial. The plaintiff was awarded $150,000 as an additur for pain and suffering damages. Final judgment was entered in the amount of $4,500, against each defendant and the defendants filed a joint notice of appeal to the Fourth DCA in November 2011. RJR Tobacco posted a supersedeas bond in the amount of $4,500. In February 2013, the Fourth DCA affirmed the trial court’s judgment, per curiam. The defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court in March 2013. A decision is pending.

On September 15, 2011, in Ojeda v. R. J. Reynolds Tobacco Co., a case filed in October 2007, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of RJR Tobacco. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent, Juan Ojeda, suffered from one or more smoking related medical conditions and/or diseases. Final judgment was entered September 26, 2011. The plaintiff filed a notice of appeal to the Third DCA in October 2012. Briefing is underway.

On September 23, 2011, in Bowman v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Michael Bowman, to be 70% at fault and RJR Tobacco to be 30% at fault, and awarded $1.5 million in compensatory damages and no punitive damages. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent suffered from esophageal cancer. The Court entered final judgment in October 2011. RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of $450,000. In November 2012, the First DCA affirmed, per curiam, the judgment of the trial court. RJR Tobacco paid the judgment on April 17, 2013.

On November 28, 2011, in Sury v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, William Sury, to be 60% at fault, RJR Tobacco to be 20% at fault, and the remaining defendant to be 20% at fault, and awarded $1 million in compensatory damages and no punitive damages. The plaintiff alleged that as a result of the use of the defendants’ products, the decedent suffered from lung cancer. Final judgment was entered in March 2012. The court entered an amended final judgment that held the defendants jointly and severally liable for the entire $1 million, even though the jury had allocated 60% of fault to the plaintiff and 20% of fault to a co-defendant. The defendants filed a notice of appeal to the First DCA on April 20, 2012, and RJR Tobacco posted a supersedeas bond in the amount of $500,000. Oral argument is scheduled for May 14, 2013.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On January 25, 2012, in Ward v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Mattie Ward, to be 50% at fault, RJR Tobacco to be 30% at fault, and the remaining defendants, collectively, to be 20% at fault, and awarded $1 million in compensatory damages and $1.7 million in punitive damages. The plaintiff alleged that the decedent was addicted to the defendants’ products, and as a result, suffered from chronic obstructive pulmonary disease and other smoking related conditions and/or diseases. In March 2012, the court entered final judgment in the amount of $487,000 in compensatory damages, for which RJR Tobacco and the other defendants are jointly and severally liable; and $1.7 million in punitive damages against RJR Tobacco. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $2.19 million in June 2012. The plaintiff filed a notice of cross appeal. Briefing is underway.

On February 29, 2012, in Marotta v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Broward County, Florida, the court declared a mistrial during jury prequalification. The plaintiff alleged that the decedent, Phil Marotta, was addicted to cigarettes and, as a result, suffered from lung cancer. The plaintiff seeks compensatory damages in excess of $75,000, including compensatory and punitive damages, costs and pre-judgment interest. Retrial began on March 7, 2013. On March 20, 2013, a jury returned a verdict in favor of the plaintiff, found the decedent to be 42% at fault and RJR Tobacco to be 58% at fault and awarded $6 million in compensatory damages and no punitive damages. Post-trial motions were denied and final judgment was entered in April 2013. The deadline to file a notice of appeal is May 6, 2013.

On March 19, 2012, in McCray v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that the decedent, Mercedia Walker, was addicted to the defendants’ tobacco products, and as a result, suffered from one or more smoking related diseases and/or medical conditions. The plaintiff sought compensatory damages for all injuries and losses, all recoverable costs of the case, and all legally recoverable interest. Final judgment was entered in March 2012. The plaintiff filed a notice of appeal in July 2012. Briefing is underway.

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

On April 10, 2012, in Duke v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Sarah Duke, to be 75% at fault and RJR Tobacco to be 25% at fault, and awarded $30,705 in compensatory damages and no entitlement to punitive damages. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent developed smoking related diseases. The plaintiff sought compensatory and punitive damages, including costs and interest. RJR Tobacco filed a notice of appeal to the Eleventh Circuit in September 2012. In November 2012, RJR Tobacco posted a supersedeas bond in the amount of approximately $7,800. In February 2013, the Eleventh Circuit granted the joint motion to consolidate the appeal with the appeal in Walker v. R. J. Reynolds Tobacco Co., discussed below. Briefing is underway.

On May 21, 2012, in Walker v. R. J. Reynolds Tobacco Co., a case filed in August 2007, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Albert Walker, to be 90% at fault and RJR Tobacco to be 10% at fault, and awarded $275,000 in compensatory damages with no entitlement to punitive damages. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent suffered bodily injury. The plaintiff sought compensatory and punitive damages, including costs and interest. The court entered final judgment in May 2012. RJR Tobacco filed a notice of appeal to the Eleventh Circuit and posted a supersedeas bond in the amount of $27,775. In February 2013, the Eleventh Circuit granted the joint motion to consolidate the appeal with the appeal in Duke v. R. J. Reynolds Tobacco Co., discussed above. Briefing is underway.

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

On August 1, 2012, in Hiott v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Kenneth Hiott, to be 60% at fault and RJR Tobacco to be 40% at fault, and awarded $1.83 million in compensatory damages and no punitive damages. The plaintiff alleged that as a result of using the defendant’s product, the decedent suffered from addiction and smoking related diseases and/or conditions. The plaintiff sought an unspecified amount of compensatory and punitive damages. In November 2012, final judgment was entered against RJR Tobacco in the amount of $730,000 in compensatory damages. RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of $730,000 in December 2012. Briefing is underway.

On August 1, 2012, in Denton v. R. J. Reynolds Tobacco Co., a case filed in August 2007, in the U.S. District Court for the Middle District of Florida, a jury found the defendants liable, but allocated 100% of fault to the decedent, Linda Denton. The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from smoking related diseases and/or conditions. The plaintiff sought an unspecified amount of compensatory and punitive damages. Final judgment was entered on August 8, 2012. The plaintiff filed a motion for a new trial in September 2012. A decision is pending.

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

On September 19, 2012, in Baker v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of the defendant, RJR Tobacco. The plaintiff alleged that as a result of using the defendant’s products, the decedent, Elmer Baker, suffered from lung cancer. The plaintiff sought compensatory damages in excess of $15,000, costs and interest. Final judgment was entered in January 2013, in favor of RJR Tobacco. The plaintiff filed a notice of appeal to the Fourth DCA and RJR Tobacco filed a notice of cross appeal in February 2013. Briefing is underway.

On September 20, 2012, in Sikes v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Jimmie Sikes, to be 49% at fault and RJR Tobacco to be 51% at fault, and awarded $4.1 million in compensatory damages and $2 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s product, the decedent suffered from chronic obstructive pulmonary disease. Post-trial motions were denied in January 2013. Final judgment has not been entered.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On October 17, 2012, in James Smith v. R. J. Reynolds Tobacco Co., a case filed in August 2007, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Wanette Smith, to be 45% at fault and RJR Tobacco to be 55% at fault, and awarded $600,000 in compensatory damages and $20,000 in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from lung cancer and chronic obstructive pulmonary disease. The plaintiff sought compensatory and punitive damages, costs and interest. Final judgment has not been entered, and post-trial motions are pending.

On October 18, 2012, in Schlenther v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Hillsborough County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Beverly Schlenther, to be 50% at fault and RJR Tobacco to be 50% at fault, and awarded $5 million in compensatory damages and $2.5 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from chronic obstructive pulmonary disease and heart disease. The plaintiff sought compensatory and punitive damages, costs and interest. In April 2013, the court vacated the punitive damage award, granted a new trial on entitlement to punitive damages and the amount of any such damages and abated the new trial pending the Florida Supreme Court decision in Soffer v. R. J. Reynolds Tobacco Co., described above. The plaintiff filed a motion to reconsider on April 11, 2013. A decision is pending.

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

On October 25, 2012, in Lock v. Philip Morris USA, Inc., a case filed in November 2007, in the Circuit Court, Pinellas County, Florida, a jury returned a verdict in favor of the plaintiff, found the plaintiff to be 82% at fault, RJR Tobacco to be 9% at fault and the remaining defendant to be 9% at fault, and awarded $1.15 million in compensatory damages. Punitive damages were not at issue. The plaintiff alleged that as a result of using the defendants’ products, he suffers from lung cancer. Final judgment was entered against RJR Tobacco and the remaining defendants in the amount of $103,500 each. The defendants filed a joint notice of appeal and RJR Tobacco posted a supersedeas bond in the amount of $103,500 in March 2013. Briefing is underway.

On December 12, 2012, in Virginia Williams v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Milton Williams, to be 15% at fault and RJR Tobacco to be 85% at fault, and awarded $5 million in compensatory damages. Punitive damages were not sought. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from pharyngeal cancer. Final judgment was entered against RJR Tobacco in the amount of $4.25 million in compensatory damages in January 2013. Post-trial motions are pending.

On February 5, 2013, in Wilder v. R. J. Reynolds Tobacco Co., a case filed in August 2007, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the defendants. The plaintiff alleged that as a result of using the defendants’ products, the decedent, Jane Hewett, became addicted and suffered from smoking-related diseases and/or conditions. Final judgment was entered in February 2013.

On February 11, 2013, in Evers v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Hillsborough County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Jacqueline Loyd, to be 31% at fault, RJR Tobacco to be 60% at fault, and the remaining defendant to be 9% at fault, and awarded $3.23 million in compensatory damages and $12.36 million in punitive damages against RJR Tobacco only. The plaintiff alleged that as a result of using the defendants’ products, the decedent became addicted and suffered from smoking-related diseases and/or conditions. In March 2013, the court granted the defendants’ post-trial motions for directed verdict on fraudulent concealment, conspiracy and punitive damages. As a result, the $12.36 million punitive damages award was set aside. The plaintiff’s motion to reconsider directed verdict as to concealment, conspiracy and punitive damages was denied on April 8, 2013. The deadline to file a notice of appeal is May 8, 2013.

On February 13, 2013, in Schoeff v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, James

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Schoeff, to be 25% at fault, RJR Tobacco to be 75% at fault, and awarded $10.5 million in compensatory damages and $30 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from addiction and one or more smoking-related diseases and/or conditions, including lung cancer. In April 2013, final judgment was entered against RJR Tobacco in the amount of $7.875 million in compensatory damages and $30 million in punitive damages. RJR Tobacco expects to appeal and the deadline to file a notice of appeal is May 8, 2013.

On March 20, 2013, in Giddens v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of RJR Tobacco and the plaintiff and against the remaining defendant, found the decedent, Roger Giddens, to be 93% at fault and the remaining defendant to be 7% at fault and awarded $80,000 in compensatory damages and no punitive damages. The plaintiff alleged that the decedent was addicted to cigarettes manufactured by the defendants which resulted in the decedent’s death. In March 2013, final judgment was entered in favor of the plaintiff and RJR Tobacco, and against a co-defendant in the amount of $5,600. In April 2013, the parties filed a joint stipulation of dismissal with prejudice. The parties agreed that the case is voluntarily dismissed with prejudice and that the judgment in the case is released and should be vacated.

On March 29, 2013, in Fazekas v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that as a result of using the defendants’ products, the decedent, Kenneth Kauffman, suffered from lung cancer. Final judgment was entered on April 11, 2013. The deadline to file a notice of appeal is May 13, 2013.

On April 1, 2013, in Searcy v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Carol LaSard, to be 40% at fault, RJR Tobacco to be 30% at fault and the remaining defendant to be 30% at fault, and awarded $6 million in compensatory damages and $10 million in punitive damages against each defendant. The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from lung cancer. Final judgment has not been entered, and post-trial motions are pending.

On April 18, 2013, in Anderson v. R. J. Reynolds Tobacco Co., a case pending in Hillsborough County, Florida, the court declared a mistrial due to the jury’s inability to reach a decision. The plaintiff alleged that as a result of using the defendants’ products, the decedent, Daniel Begley, suffered from esophageal cancer.

On April 18, 2013, in Aycock v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, the jury returned a verdict in favor of the plaintiff, found the decedent, Richard Aycock, to be 27.5% at fault and RJR Tobacco to be 72.5% at fault, and awarded $5.9 million in compensatory damages. Punitive damages were not awarded. The plaintiff alleged that the decedent was addicted to cigarettes manufactured by the defendant and, as a result, suffered from lung cancer. Final judgment has not been entered.

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

As of March 31, 2013, there were 2,573 Broin II lawsuits pending in Florida. There have been no Broin II trials since 2007.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Class-Action Suits

Overview. As of March 31, 2013, eight class-action cases were pending in the United States against RJR Tobacco or its affiliates or indemnitees. In 1996, the Fifth Circuit Court of Appeals in Castano v. American Tobacco Co. overturned the certification of a nation-wide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of state-wide, rather than nation-wide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco and its affiliates and indemnitees in state or federal courts in California, Illinois, Louisiana, Missouri, and West Virginia. All pending class-action cases are discussed below.

The pending class actions against RJR Tobacco or its affiliates or indemnitees include four cases alleging that the use of the term “lights” constitutes unfair and deceptive trade practices under state law or violates the federal RICO statute. Such suits are pending in state or federal courts in Illinois and Missouri and are discussed below under “— ‘Lights’ Cases.”

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

The seminal “lights” class-action case involves RJR Tobacco’s competitor, Philip Morris, Inc. Trial began in Price v. Philip Morris, Inc. in January 2003. In March 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Philip Morris pursued various avenues of relief from the $12 billion bond requirement. On December 15, 2005, the Illinois Supreme Court reversed the lower court’s decision and sent the case back to the trial court with instructions to dismiss the case. On December 5, 2006, the trial court granted the defendant’s motion to dismiss and for entry of final judgment. The case was dismissed with prejudice the same day. In December 2008, the plaintiffs filed a petition for relief from judgment, stating that the U.S. Supreme Court’s decision in Good v. Altria Group, Inc. rejected the basis for the reversal. The trial court granted the defendant’s motion to dismiss the plaintiffs’ petition for relief from judgment in February 2009. In March 2009, the plaintiffs filed a notice of appeal to the Illinois Appellate Court, Fifth Judicial District, requesting a reversal of the February 2009 order and remand to the circuit court. On February 24, 2011, the appellate court entered an order, concluding that the two-year time limit for filing a petition for relief from a final judgment began to run when the trial court dismissed the plaintiffs’ lawsuit on December 18, 2006. The appellate court therefore found that the petition was timely, reversed the order of the trial court, and remanded the case for further proceedings. Philip Morris filed a petition for leave to appeal to the Illinois Supreme Court. On September 28, 2011, the Illinois Supreme Court denied Philip Morris’s petition for leave to appeal and returned the case to the trial court for further proceedings. In December 2012, the trial court denied the plaintiffs’ petition for relief from the judgment. The plaintiffs filed a notice of appeal to the Illinois Appellate Court, Fifth Judicial District. Briefing is underway. Philip Morris filed a motion to transfer the plaintiff’s appeal directly to the Illinois Supreme Court.

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

A “lights” class-action case is pending against each of RJR Tobacco and B&W in Missouri. In Collora v. R. J. Reynolds Tobacco Co., a case filed in May 2000 in Circuit Court, St. Louis County, Missouri, a judge in St. Louis certified a class in December 2003. In April 2007, the court granted the plaintiffs’ motion to reassign Collora and the following cases to a single general division: Craft v. Philip Morris Companies, Inc. and Black v. Brown & Williamson Tobacco Corp., discussed below. In April 2008, the court stayed the case pending U.S. Supreme Court review in Good v. Altria Group, Inc. A nominal trial date of January 10, 2011 was scheduled, but it did not proceed at that time. A status conference is scheduled for February 3, 2014.

Finally, in Black v. Brown & Williamson Tobacco Corp., a case filed in November 2000 in Circuit Court, City of St. Louis, Missouri, B&W removed the case to the U.S. District Court for the Eastern District of Missouri. The plaintiffs filed a motion to remand, which was granted in March 2006. In April 2008, the court stayed the case pending U.S. Supreme Court review in Good v. Altria Group, Inc. A nominal trial date of January 10, 2011, was scheduled, but it did not proceed at that time. A status conference is scheduled for February 3, 2014.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In the event RJR Tobacco and its affiliates or indemnitees lose one or more of the pending “lights” class-action suits, RJR Tobacco could face bonding difficulties depending upon the amount of damages ordered, if any, which could have a material adverse effect on RJR Tobacco’s, and consequently RAI’s, results of operations, cash flows or financial position.

Other Class Actions. In Young v. American Tobacco Co., Inc., a case filed in November 1997 in Circuit Court, Orleans Parish, Louisiana, the plaintiffs brought an ETS class action against U.S. cigarette manufacturers, including RJR Tobacco and B&W, and parent companies of U.S. cigarette manufacturers, including RJR, on behalf of all residents of Louisiana who, though not themselves cigarette smokers, have been exposed to secondhand smoke from cigarettes which were manufactured by the defendants, and who allegedly suffered injury as a result of that exposure. The plaintiffs seek to recover an unspecified amount of compensatory and punitive damages. In March 2013, the court entered an order staying the case, including all discovery, pending the implementation of the smoking cessation program ordered by the court in Scott v. The American Tobacco Co.

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

As of March 31, 2013, two health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both, as discussed below after the discussion of the State Settlement Agreements. A limited number of claimants have filed suit against RJR Tobacco, its current or former affiliates, B&W and other tobacco industry defendants to recover funds for health care, medical and other assistance paid by foreign provincial governments in treating their citizens. For additional information on these cases, see “— International Cases” below.

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

Set forth below are tables depicting the unadjusted tobacco industry settlement payment schedule and the settlement payment schedule for RAI’s operating subsidiaries under the State Settlement Agreements, and related information for 2011 and beyond:

Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

	2011	2012	2013		2014 - 2016		2017		Thereafter
First Four States’ Settlements:(1)
Mississippi Annual Payment	$136	$136		$136		$136		$136		$136
Florida Annual Payment	440	440		440		440		440		440
Texas Annual Payment	580	580		580		580		580		580
Minnesota Annual Payment	204	204		204		204		204		204
Remaining States’ Settlement:
Annual Payments(1)	8,004	8,004		8,004		8,004		8,004		8,004

Total	$9,364	$9,364		$9,364		$9,364		$9,364		$9,364

RAI’s Operating Subsidiaries’ Settlement Expenses and Payment Schedule

Settlement expenses	$2,435	$2,370		—		—				—
Settlement cash payments	$2,492	$2,414		—		—				—
Projected settlement expenses			$	>1,800	$	>2,000	$	>2,300	$	>2,300
Projected settlement cash payments			$	>2,500	$	>2,000	$	>2,000	$	>2,300

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

U.S. Department of Justice Case. On September 22, 1999, in United States v. Philip Morris USA Inc., the U.S. Department of Justice brought an action against RJR Tobacco, B&W and other tobacco companies in the U.S. District Court for the District of Columbia. The government initially sought to recover federal funds expended by the federal government in providing health care to smokers who developed diseases and injuries alleged to be smoking-related, based on several federal statutes. In addition, the government sought, pursuant to the civil provisions of RICO, disgorgement of profits the government contends were earned as a consequence of a RICO racketeering “enterprise.” In September 2000, the court dismissed the government’s claims asserted under the Medical Care Recovery Act as well as those under the Medicare Secondary Payer provisions of the Social Security Act, but did not dismiss the RICO claims. In February 2005, the U.S. Court of Appeals for the District of Columbia ruled that disgorgement is not an available remedy in this case. The government’s petition for writ of certiorari with the U.S. Supreme Court was denied in October 2005. The non-jury, bench trial began in September 2004, and closing arguments concluded in June 2005.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

RJR Tobacco and the other defendants, as well as the Department of Justice, filed petitions for writ of certiorari to the U.S. Supreme Court in February 2010. In June 2010, the U.S. Supreme Court denied the parties’ petitions for writ of certiorari. Post-remand proceedings are underway to determine the extent to which the original order will be implemented. The defendants filed a motion for vacatur, in which they moved to vacate the trial court’s injunctions and factual findings and dismiss the case in its entirety, on March 3, 2011. The court denied the motion on June 1, 2011. The defendants filed a notice of appeal. In addition, the parties to the lawsuit entered into an agreement concerning certain technical obligations regarding their public websites. Pursuant to this agreement, RJR Tobacco agreed to deposit $3.125 million over the next three years into the registry of the district court. In July 2012, the Court of Appeals for the D.C. Circuit affirmed the trial court’s denial of the defendants’ motion to vacate the injunctions. In November 2012, the trial court entered an order wherein the court determined the language to be included in the text of the corrective statements and directed the parties to engage in discussions with the Special Master to implement them. The defendants filed a notice of appeal on January 25, 2013. In February 2013, the court granted the defendants’ motion to hold the case in abeyance pending the District Court’s resolution of corrective statement implementation issues.

Native American Tribe Case. As of March 31, 2013, one Native American tribe case was pending before a tribal court against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co., a case filed in September 1997 in Tribal Court, Crow Creek Sioux, South Dakota. The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant.

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

•

Quebec — In June 2012, a case was filed on behalf of the Province of Quebec, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Superior Court of the Province of Quebec, District of Montreal. The claim is brought pursuant to legislation enacted in Quebec in 2009, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the Quebec government seeks to recover essentially the same types of damages that are being sought in the British Columbia and other provincial actions described above based on analogous theories of liability. RJR Tobacco and its affiliate have brought a motion challenging the jurisdiction of the Quebec court. Separately, in August 2009, certain Canadian manufacturers filed a constitutional challenge to the Quebec statute, and that challenge is pending.

•

Manitoba — In May 2012, a case was filed on behalf of the Province of Manitoba, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Court of Queen’s Bench, Winnipeg Judicial Centre, Manitoba. The claim is brought pursuant to legislation assented to in 2006 and proclaimed in 2012, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the Manitoba government seeks to recover essentially the same types of damages that are being sought in the British Columbia and other provincial actions described above based on analogous theories of liability. RJR Tobacco and its affiliate have brought a motion challenging the jurisdiction of the Manitoba court.

•

Saskatchewan — In June 2012, a case was filed on behalf of the Province of Saskatchewan, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Court of Queen’s Bench, Judicial Centre of Saskatoon, Saskatchewan. The claim is brought pursuant to legislation assented to in 2007 and proclaimed in 2012, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the Saskatchewan government seeks to

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

recover essentially the same types of damages that are being sought in the British Columbia and other provincial actions described above based on analogous theories of liability. RJR Tobacco and its affiliate have brought a motion challenging the jurisdiction of the Saskatchewan court.

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

•

Prince Edward Island — In September 2012, a case was filed on behalf of the Province of Prince Edward Island, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Supreme Court of Prince Edward Island (General Section), Charlottetown, Prince Edward Island. The claim is brought pursuant to legislation assented to in 2009 and proclaimed in 2012, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the Prince Edward Island government seeks to recover essentially the same types of damages that are being sought in the British Columbia and other provincial actions described above based on analogous theories of liability. RJR Tobacco and its affiliate have brought a motion challenging the jurisdiction of the Prince Edward Island court.

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

State Settlement Agreements-Enforcement and Validity; Adjustments

As of March 31, 2013, there were 31 cases concerning the enforcement, validity or interpretation of the State Settlement Agreements in which RJR Tobacco or B&W is a party. This number includes those cases, discussed below, relating to disputed payments under the State Settlement Agreements.

The Vermont Attorney General filed suit in July 2005, in the Vermont Superior Court, Chittenden County, alleging that certain advertising for the Eclipse cigarette brand violated both the MSA and the Vermont Consumer Fraud Statute. The State of Vermont is seeking declaratory, injunctive, and monetary relief. The bench trial in this action began on October 6, 2008, and lasted a total of five weeks. Closing arguments occurred on March 11, 2009. On March 10, 2010, the court issued its opinion, finding that three of the advertising claims made by RJR Tobacco were not supported by the appropriate degree of scientific evidence. The court did, however, rule that the remaining six advertising claims challenged by the State of Vermont were not actionable. The court indicated that remedies and any damages to be awarded, as well as the issue of attorney’s fees and litigation expenses, will be addressed in additional proceedings. On March 22, 2010, RJR Tobacco filed a motion to amend findings of fact that it believes are demonstrably contrary to, or unsupported by, the record. On December 14, 2010, the court issued an order granting in part and denying in part RJR Tobacco’s motion. The parties conducted a mediation on the remaining issues on February 14, 2012, but failed to reach an agreement. On April 6, 2012, the court entered a stipulated scheduling order outlining a schedule for pre-trial briefs on the relief/remedies sought by the State. That briefing was completed on September 26, 2012. A hearing on the remedies sought by the State occurred on March 4, 2013. A decision is pending.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

The court in California ruled that the company was not liable for preventing the use of cartoons in magazine-created content next to the RJR Tobacco advertisement, but that a few of the images in the RJR Tobacco advertisement itself were “technical” and unintentional cartoons. No monetary sanctions were awarded by the California court. The California Court of Appeals affirmed the judgment on the merits. In April 2011, the California Court of Appeals reversed the trial court’s award of attorneys’ fees to the State and remanded the case to the trial court with instructions to use the correct legal standard and prevailing market rates in determining the award of fees to either party. A final order was issued on October 6, 2011, finding the State to be the prevailing party for purposes of entitlement to attorneys’ fees. On March 22, 2012, the court entered an order granting the State’s request for approximately $3 million in attorneys’ fees. RJR Tobacco filed a notice of appeal in April 2012. Oral argument occurred on April 11, 2013. A decision is pending.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

NPM Adjustment. The MSA includes an adjustment that potentially reduces the annual payment obligations of RJR Tobacco and the other PMs. Certain requirements, collectively referred to as the Adjustment Requirements, must be satisfied before the NPM Adjustment for a given year is available:

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

Following RJR Tobacco’s payment of a portion of its 2006 MSA payment into the disputed payments account, 37 of the settling states filed legal proceedings in their respective MSA courts seeking declaratory orders that they diligently enforced their Qualifying Statutes during 2003 and/or orders compelling RJR Tobacco and the other PMs that placed money in the disputed payments account to pay the disputed amounts to the settling states. In response, RJR Tobacco and other PMs, pursuant to the MSA’s arbitration provisions, moved to compel arbitration of the parties’ dispute concerning the 2003 NPM Adjustment, including the States’ diligent enforcement claims, before the Arbitration Panel. The settling states opposed these motions, arguing, among other things, that the issue of diligent enforcement must be resolved by MSA courts in each of the 52 settling states and territories.

As of March 31, 2013, 47 of the 48 courts that had addressed the question whether the dispute concerning the 2003 NPM Adjustment is arbitrable had ruled that arbitration is required under the MSA. The orders compelling arbitration in these states are now final and/or non-appealable. The Montana Supreme Court ruled that the state of Montana did not agree to arbitrate the question of whether it diligently enforced a qualifying statute. Trial on Montana’s assertion of its diligent enforcement defense to the 2003 NPM Adjustment was set for trial on September 10, 2012. On June 22, 2012, Montana and the PMs reached an agreement that the PMs do not contest Montana’s claim that it diligently enforced the Qualifying Statute during 2003.

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

The Arbitration Panel contemplated by the MSA and the Arbitration Agreement has been selected, and proceedings before the panel with respect to the 2003 NPM Adjustment Claim have begun. An initial administrative conference was held in July 2010, and subsequent proceedings have been held since then. Document and deposition discovery has been conducted pursuant to various orders of the Arbitration Panel. On November 3, 2011,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

RJR Tobacco and the other PMs advised the Arbitration Panel that they were not contesting the “diligent enforcement” of 12 states and the four pacific territories with a combined allocable share of less than 14%. The “diligent enforcement” of the remaining 33 settling states, DC and Puerto Rico was contested and will be the subject of further proceedings. A common issues hearing was held in April 2012 and state specific evidentiary hearings began in May 2012. To date, evidentiary hearings for 16 states have been held.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Based on the payment calculations of the MSA independent auditor and the agreement described above regarding the 2010, 2011 and 2012 significant factor determinations, the Adjustment Requirements were satisfied with respect to the NPM Adjustment for 2010. As a result, in April 2013, RJR Tobacco placed approximately $460 million of its 2013 MSA payment (representing its share of the 2010 NPM Adjustment as calculated by the MSA independent auditor, net of certain small adjustments to reflect revised independent auditor calculations of RJR Tobacco’s share of the 2008 and 2009 NPM Adjustments) into the disputed payments account. RJR Tobacco’s 2013 payment into the disputed payments account was reduced by approximately $1.2 million to adjust for a downward revision by the independent auditor to RJR Tobacco’s share of the 2008 NPM Adjustment, and by approximately $319,000 to adjust for a downward revision to RJR Tobacco’s share of the 2009 NPM Adjustment. In addition, RJR Tobacco placed approximately $419 million into the disputed payments account in April 2013 to reflect its share of the 2006 NPM Adjustment that it previously retained.

The table below summarizes the information discussed above with respect to the disputed portions of RJR Tobacco’s MSA payment obligations from 2003 through 2010 – the years as to which the NPM Adjustment Requirements have been met. These amounts are prior to the impact of the partial settlement of certain NPM Adjustment claims, as described below, in which states with approximately 43% allocable share have entered into a Stipulated Partial Settlement and Award:

Year for which NPM Adjustment calculated	2003	2004	2005	2006	2007	2008	2009	2010
Year in which deduction from NPM Adjustment was taken	2006	2007	2008	2009	2010	2011	2012	2013
RJR Tobacco’s approximate share of disputed NPM Adjustment (millions)	$615	$562	$445	$419	$435	$468	$469	$461

In addition to the NPM Adjustment claims described above, RJR Tobacco has filed dispute notices with respect to its 2011 and 2012 annual MSA payments relating to the NPM Adjustments potentially applicable to those years. The amount at issue for those two years is approximately $841 million.

Due to the uncertainty over the final resolution of the NPM Adjustment claims asserted by RJR Tobacco, no assurances can be made related to the amounts, if any, that will be realized or any amounts (including interest) that will be owed, except as described below related to the partial settlement of certain NPM Adjustment claims.

Partial Settlement of Certain NPM Adjustment Claims. On November 14, 2012, RJR Tobacco, certain other PMs and certain settling states entered into a Term Sheet that sets forth terms on which accrued and potential NPM Adjustment claims for 2003 through 2014 could be resolved. The Term Sheet also set forth a restructured NPM Adjustment process to be applied on a going-forward basis, starting with the 2013 volume year. The Term Sheet was provided to all of the MSA settling states for their review and consideration. The Term Sheet established December 14, 2012, as the deadline by which settling states had to indicate whether they wished to join the proposed settlement. December 17, 2012, was set as the date the PMs and the joining settling states would determine whether to proceed with the settlement. A total of 17 states, the District of Columbia and Puerto Rico, together representing just under 42% Allocable Share, determined to join the proposed settlement. RJR Tobacco and the other PMs indicated that they were prepared to go forward with the proposed settlement with that level of state participation.

The Term Sheet provided that the Arbitration Panel currently in place to deal with the 2003 NPM Adjustment (and other NPM Adjustment-related matters) must review the proposed settlement and enter an appropriate order to confirm for the independent auditor that it should implement as necessary the terms of the settlement agreement. An initial hearing on the proposed settlement was held on January 22-23, 2013. Another hearing on the proposed settlement was held on March 7-8, 2013.

On March 12, 2013, the Arbitration Panel entered a Stipulated Partial Settlement and Award, referred to as the Award, reflecting the financial terms of the Term Sheet. On March 29, 2013, the independent auditor issued a notice indicating that it intended to implement the financial provisions of the Term Sheet and also issued various revised payment calculations pertaining to payment years 2009 through 2012 and final calculations pertaining to payment year 2013 that reflected implementation of the financial provisions of the Term Sheet.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On April 12, 2013, the State of Oklahoma joined the Term Sheet, bringing to 20 the total number of jurisdictions that have joined the settlement, representing approximately 43% Allocable Share, and the independent auditor issued revised payment calculations reflecting the financial impact of Oklahoma’s decision to join the settlement.

As of April 15, 2013, eight non-settling states had filed motions, in their respective MSA courts, to vacate and/or modify the Award. The arbitration with respect to the 2003 NPM Adjustment will continue to its conclusion as to the contested states that have not yet joined the settlement. Decisions in that proceeding are expected by the end of June 2013.

For additional information related to the Term Sheet and the Award, see “—Cost of Products Sold” in note 1.

Other NPM Matters. Separately, on August 19, 2011, Idaho sent a letter on behalf of itself and 31 other states, stating their intent to initiate arbitration with respect to whether amounts used to measure the domestic cigarette market and to calculate PM payment obligations under the MSA should be the adjusted gross or the net number of cigarettes on which federal excise tax (including arbitrios de cigarillos) is paid. The parties also agreed to arbitrate the independent auditor’s calculation of the volume adjustment with respect to the treatment of “roll your own,” referred to as RYO, tobacco. On December 15, 2011, the parties entered into an agreement regarding procedures for formation of an Arbitration Panel with respect to this arbitration. Selection of arbitrators was completed, an initial hearing was held, discovery was undertaken and completed, and briefing on the issues was completed. Merits hearings on the issues raised in the arbitration were held December 11-13, 2012. On January 21, 2013, the panel ruled that adjusted gross figures should be used in payment calculations and that, in the calculation of the volume adjustment, the independent auditor should use 0.0325 ounces of RYO tobacco to be the equivalent of one cigarette.

Antitrust Case

A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. As of March 31, 2013, all of the federal and state court cases on behalf of indirect purchasers had been dismissed.

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

European Community. On October 30, 2002, the European Community and ten of its member states filed a complaint in the EDNY against RJR, RJR Tobacco and several currently and formerly related companies. The complaint contains many of the same or similar allegations found in an earlier complaint, now dismissed, filed in August 2001 and also alleges that the defendants, together with certain identified and unidentified persons, engaged in money laundering and other conduct violating civil RICO and a variety of common laws. The complaint also alleges that the defendants manufactured cigarettes that were eventually sold in Iraq in violation of U.S. sanctions. The plaintiffs seek compensatory, punitive and treble damages among other types of relief. This matter had been stayed and largely inactive until November 24, 2009 when, with the court’s permission, the European Community and member states filed and served a second amended complaint. The second amended complaint added 16 member states as plaintiffs and RAI, RJR Tobacco and R. J. Reynolds Global Products Inc., referred to as GPI, as defendants. The allegations contained in the second amended complaint are in most respects either identical or similar to those found in the prior complaint, but now add new allegations primarily regarding the activities of RAI, RJR Tobacco and GPI following the B&W business combination. Pursuant to a stipulation and order, the defendants filed a motion to dismiss the plaintiffs’ second amended complaint on February 15, 2010. Ruling on part of the defendants’ motion to dismiss, on March 8, 2011, the court dismissed the plaintiffs’ RICO claims, and reserved decision as to dismissal of the plaintiffs’ state-law claims. Thereafter, on May 13, 2011, the court granted the remaining portion of the defendants’ motion and dismissed the plaintiffs’ state-law claims based on the court’s lack of subject matter jurisdiction. On May 16, 2011, the clerk of court entered a judgment dismissing the action in its entirety. On June 10, 2011, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Second Circuit, appealing from the May 16, 2011 judgment, as well as the March 8, 2011 and May 13, 2011 orders that respectively resulted in the dismissal of their RICO and state-law claims. Oral argument occurred on February 24, 2012. A decision is pending.

FDA Litigation. In August 2009, RJR Tobacco and American Snuff Co. joined other tobacco manufacturers and a tobacco retailer in filing a lawsuit, Commonwealth Brands, Inc. v. United States of America, in the U.S. District Court for the Western District of Kentucky, challenging certain provisions of the Family Smoking Prevention and Tobacco Control Act, referred to as the FDA Tobacco Act, that severely restricts the few remaining channels available to communicate with adult tobacco consumers. RAI believes these provisions cannot be justified on any basis consistent with the demands of the First Amendment. The suit does not challenge the U.S. Congress’s decision

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

to give the FDA regulatory authority over tobacco products, nor does it challenge the vast majority of the provisions of the new law. In November 2009, the court denied certain plaintiffs’ motion for preliminary injunction as to the modified risk tobacco products provision of the FDA Tobacco Act. In January 2010, the court granted summary judgment for the plaintiffs so as to allow the continued use of color and imagery in labeling and advertising and the right to make statements that their products conform to FDA regulatory requirements. The court granted summary judgment to the U.S. Government as to all other challenged provisions. In March 2010, each side filed a notice of appeal with the Sixth Circuit Court of Appeals. On March 29, 2012, the Sixth Circuit issued its opinion affirming the district court’s decision in all respects but two: (1) holding as constitutional the ban on manufacturers making statements that their products conform to FDA regulatory requirements; and (2) holding as unconstitutional the ban on continuity programs. On May 31, 2012, the Sixth Circuit denied the plaintiffs’ motion for rehearing en banc. The plaintiffs filed a petition for writ of certiorari with the U.S. Supreme Court on October 26, 2012. Briefing on the petition was completed on April 2, 2013. A decision is pending.

On February 25, 2011, RJR Tobacco, Lorillard, Inc., and Lorillard Tobacco Company jointly filed a lawsuit, Lorillard, Inc. v. U.S. Food and Drug Administration, in the U.S. District Court for the District of Columbia, challenging the composition of the Tobacco Products Scientific Advisory Committee, referred to as the TPSAC, which had been established by the FDA. The complaint alleges that certain members of the TPSAC and certain members of its Constituents Subcommittee have financial and appearance conflicts of interest that are disqualifying under federal ethics law and regulations, and that the TPSAC is not “fairly balanced,” as required by the Federal Advisory Committee Act, referred to as FACA. In March 2011, the plaintiffs filed an amended complaint, which added an additional claim, based on a nonpublic meeting of members of the TPSAC, in violation of the FACA. The court granted the plaintiffs’ unopposed motion to file a second amended complaint adding a count addressing the FDA’s refusal to produce all documents generated by the TPSAC and its subcommittee in preparation of the menthol report. The FDA filed a motion to dismiss the second amended complaint. On August 1, 2012, the court denied the FDA’s motion to dismiss. The FDA filed its answer to the complaint on October 12, 2012. The parties are to submit an agreed upon summary judgment briefing schedule or, if not, participate in a status conference scheduled for April 22, 2013.

On August 16, 2011, RJR Tobacco and SFNTC joined other tobacco manufacturers in a lawsuit, R. J. Reynolds Tobacco Co. v. U.S. Food and Drug Administration, in the U.S. District Court for the District of Columbia, challenging the final regulation specifying nine new graphic “warnings” pursuant to the FDA Tobacco Act violates the plaintiffs’ rights under the First Amendment to the U.S. Constitution and the Administrative Procedure Act, referred to as the APA. On November 7, 2011, the court granted the plaintiffs’ motion for preliminary injunction, which stays, the imposition of the graphic warning rule for 15 months following a final ruling from the district court as to the merits of the parties claims. On December 1, 2011, the government appealed the district court’s preliminary injunction ruling to the Court of Appeals for the D.C. Circuit. On February 29, 2012, the district court granted the plaintiffs’ motion for summary judgment, finding that these mandatory graphic warnings violated the First Amendment by unconstitutionally compelling speech. In so finding, the court issued a permanent injunction preventing the FDA from requiring the companies to implement new textual and graphic warnings until 15 months after the issuance of new regulations that are constitutionally permissible. The government filed a notice of appeal of this order with the Court of Appeals for the D. C. Circuit on March 4, 2012, and moved the appellate court to consolidate this appeal with the government’s appeal of the preliminary injunction decision. The Court of Appeals granted the government’s motion and heard argument on both appeals on April 10, 2012. On August 24, 2012, the Court of Appeals for the D. C. Circuit affirmed the District Court’s decision invalidating graphic warning regulation. The Court of Appeals denied the Government’s motion for rehearing en banc on December 5, 2012. On March 19, 2013, the Government announced its decision to forego an appeal to the U.S. Supreme Court and instead work toward reissuing a graphic warning regulation in the future.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

granted judgment in favor of the defendants, except that the court modified the definition of a flavored tobacco product consistent with plaintiffs’ argument. On January 8, 2013, the plaintiffs filed a notice of appeal. Briefing is underway.

In Richard Villarreal v. R. J. Reynolds Tobacco Co., a case filed June 6, 2012, the plaintiff filed a collective action complaint against R. J. Reynolds Tobacco Co., Pinstripe, Inc., and CareerBuilder, LLC, in the U.S. District Court, Northern District of Georgia. The complaint alleges unlawful discrimination with respect to the hiring of individuals to fill entry-level regional sales positions in violation of the Age Discrimination in Employment Act (29 U.S.C. §621, et seq.). The defendants’ motion for partial dismissal was granted on March 6, 2013, thereby eliminating the plaintiff’s disparate impact claim and limiting the relevant time period for both the plaintiff’s claims and potential class claims. The defendants filed answers to the remaining disparate treatment claim on March 20, 2013.

Smokeless Tobacco Litigation

As of March 31, 2013, American Snuff Co. was a defendant in six actions brought by individual plaintiffs in West Virginia state court seeking damages in connection with personal injuries allegedly sustained as a result of the usage of American Snuff Co.’s smokeless tobacco products. These actions are pending before the same West Virginia court as the 564 consolidated individual smoker cases against RJR Tobacco, B&W, as RJR Tobacco’s indemnitee, or both. Pursuant to the court’s December 3, 2001, order, the smokeless tobacco claims and defendants remain severed.

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

The parties filed their findings of fact and conclusions of law on February 4, 2011. On February 25, 2013, the district court dismissed the case with prejudice. On March 8, 2013, the plaintiffs filed a notice of appeal.

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

Regulations promulgated by the EPA and other governmental agencies under various statutes have resulted in, and likely will continue to result in, substantial expenditures for pollution control, waste treatment, facility modification and similar activities. RAI and its subsidiaries are engaged in a continuing program to comply with federal, state and local environmental laws and regulations, and dependent upon the probability of occurrence and reasonable estimation of cost, accrue or disclose any material liability. Although it is difficult to reasonably estimate the portion of capital expenditures or other costs attributable to compliance with environmental laws and regulations, RAI does not expect such expenditures or other costs to have a material adverse effect on the business, results of operations, cash flows or financial position of RAI or its subsidiaries.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 10 — Shareholders’ Equity

	Common Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of December 31, 2011	$—	$8,293	$(1,660)	$(382)	$6,251
Net income	—	—	270	—	270
Retirement benefits, net of $49 million tax expense	—	—	—	74	74
Unrealized gain on long-term investments, net of $1 million tax expense	—	—	—	2	2
Cumulative translation adjustment and other, net of $2 million tax expense	—	—	—	10	10
Dividends - $0.56 per share	—	—	(323)	—	(323)
Common stock repurchased	—	(300)	—	—	(300)
Equity incentive award plan and stock-based compensation	—	11	—	—	11
Excess tax benefit on stock-based compensation plans	—	33	—	—	33

Balance as of March 31, 2012	$—	$8,037	$(1,713)	$(296)	$6,028

	Common Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of December 31, 2012	$—	$7,275	$(1,707)	$(311)	$5,257
Net income	—	—	508	—	508
Retirement benefits, net of $3 million tax benefit	—	—	—	(5)	(5)
Unrealized gain on long-term investments, net of $2 million tax expense	—	—	—	2	2
Cumulative translation adjustment and other, net of $5 million tax expense	—	—	—	(15)	(15)
Dividends - $0.59 per share	—	—	(326)	—	(326)
Common stock repurchased	—	(325)	—	—	(325)
Equity incentive award plan and stock-based compensation	—	11	—	—	11
Excess tax benefit on stock-based compensation plans	—	11	—	—	11

Balance as of March 31, 2013	$—	$6,972	$(1,525)	$(329)	$5,118

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2013, were as follows:

	Retirement Benefits	Unrealized Gain (Loss) on Long- Term Investments	Realized Loss on Hedging Instruments	Cumulative Translation Adjustment and Other	Total
Balance at December 31, 2012	$(265)	$(21)	$(14)	$(11)	$(311)
Other comprehensive income (loss) before reclassifications	1	2	—	(15)	(12)
Amounts reclassified from accumulated other comprehensive income (loss)	(6)	—	—	—	(6)

Net current-period other comprehensive income (loss)	(5)	2	—	(15)	(18)

Balance at March 31, 2013	$(270)	$(19)	$(14)	$(26)	$(329)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidated statement of income (unaudited) for the three months ended March 31, 2013, were as follows:

Components	Amounts Reclassified	Affected Line Item
Defined benefit pension and postretirement plan:
Amortization of prior service costs	$(5)	Cost of products sold
Amortization of prior service costs	(4)	Selling, general and administrative expenses

	(9)
Deferred taxes	3	Provision for income taxes

Total reclassifications	$(6)	Net income

Share Repurchases and Other

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

Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are cancelled at the time of repurchase. During the first three months of 2013, RAI repurchased and cancelled 6,844,082 shares of RAI common stock for $300 million under the above share repurchase program. As of March 31, 2013, RAI had repurchased and cancelled 38,564,952 shares of RAI common stock for $1.6 billion under the above-described share repurchase program.

Restricted stock units granted in March 2010 under the 2009 Omnibus Incentive Compensation Plan, referred to as the Omnibus Plan, vested in March 2013 and were settled with the issuance of 1,572,389 shares of RAI common stock. In addition, during the first three months of 2013, at a cost of $25 million, RAI purchased 574,383 shares of RAI common stock that were cancelled with respect to tax liabilities associated with restricted stock unit vesting under the Omnibus Plan.

On February 7, 2013, RAI’s board of directors declared a quarterly cash dividend of $0.59 per common share, or $2.36 on an annualized basis, to shareholders of record as of March 8, 2013.

Note 11 — Stock Plans

In February 2013, the board of directors of RAI approved a grant to key employees of RAI and its subsidiaries, effective March 1, 2013, of 1,112,436 nonvested restricted stock units under the Omnibus Plan. The restricted stock units generally will vest on March 1, 2016. Upon settlement, each grantee will receive a number of shares of RAI’s common stock equal to the product of the number of vested units and a percentage up to 150% based on the average RAI annual incentive award plan score over the three-year period ending December 31, 2015.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

As an equity-based grant, compensation expense relating to the 2013 grant under the Omnibus Plan will take into account the vesting period lapsed and will be calculated based on the per share closing price of RAI common stock on the date of grant, or $43.36. Dividends paid on shares of RAI common stock will accumulate on the restricted stock units and will be paid to the grantee on the vesting date. If RAI fails to pay its shareholders cumulative dividends of at least $7.08 per share for the three-year performance period ending December 31, 2015, then each award will be reduced by an amount equal to three times the percentage of the dividend underpayment, up to a maximum reduction of 50%.

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

RAI’s largest reportable operating segment, RJR Tobacco, is the second largest tobacco company in the United States. RJR Tobacco’s brands include many of the best-selling cigarettes in the United States: CAMEL, PALL MALL, WINSTON, KOOL, DORAL and SALEM. Those brands, and its other brands, including MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. As part of its total tobacco strategy, RJR Tobacco also offers a smoke-free tobacco product, CAMEL Snus. RJR Tobacco also manages contract manufacturing of cigarette and tobacco products through arrangements with BAT affiliates, and manages the export of tobacco products to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases. RJR Tobacco manages the super-premium cigarette brands, DUNHILL and STATE EXPRESS 555, which are licensed from BAT.

American Snuff is the second largest smokeless tobacco products manufacturer in the United States. American Snuff’s primary brands include its largest selling moist snuff brands, GRIZZLY and KODIAK.

Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand.

Niconovum AB, a marketer of nicotine replacement therapy products in Sweden under the ZONNIC brand name, and RJR Vapor, among other RAI subsidiaries, are included in All Other.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Segment Data:

	For the Three Months Ended March 31,
	2013	2012
Net sales:
RJR Tobacco	$1,558	$1,631
American Snuff	167	158
Santa Fe	115	100
All Other	43	44

Consolidated net sales	$1,883	$1,933

Operating income (loss):
RJR Tobacco (1)	$758	$377
American Snuff	93	84
Santa Fe (1)	54	45
All Other	(4)	8
Corporate expense	(14)	(28)

Consolidated operating income	$887	$486

Reconciliation to income before income taxes:
Operating income (1)(2)	$887	$486
Interest and debt expense	62	56
Interest income	(2)	(2)
Other (income) expense, net	(2)	3

Income before income taxes	$829	$429

(1)	For information related to NPM Adjustments, see “— Cost of Products Sold” in note 1.
(2)	For information related to restructuring charges, see note 4.

Note 13 — Related Party Transactions

RAI and RAI’s operating subsidiaries engage in transactions with affiliates of BAT, which owns approximately 42% of RAI’s outstanding common stock. A summary of balances and transactions with such BAT affiliates was as follows:

Balances:

	March 31, 2013	December 31, 2012
Accounts receivable, related party	$52	$61
Due to related party	—	1
Deferred revenue, related party	32	42

Transactions:

	For the Three Months Ended March 31,
	2013	2012
Net sales	$81	$77
Purchases	3	1
RAI common stock purchases from B&W	108	79
Capsule royalty income	3	1

RAI’s operating subsidiaries sell contract-manufactured cigarettes, tobacco leaf and processed tobacco to BAT affiliates. In December 2012, RJR Tobacco entered into an amendment to its contract manufacturing agreement with a BAT affiliate, which amendment, among other things, requires either party to provide three years’ notice to the other party to terminate the agreement without cause, with any such notice to be given no earlier than January 1, 2016. Net sales to BAT affiliates, primarily cigarettes, represented approximately 4.3% and 4.0% of RAI’s total net sales during the three months ended March 31, 2013 and 2012, respectively.

RJR Tobacco recorded deferred sales revenue relating to leaf sold to BAT affiliates that had not been delivered as of the end of the respective quarter, given that RJR Tobacco has a legal right to bill the BAT affiliates. Leaf sales revenue to BAT affiliates is recognized when the product is shipped to the customer. RJR Tobacco recorded royalty income from the license of capsule technology to BAT affiliates.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

RAI’s operating subsidiaries also purchase unprocessed leaf at market prices, and import cigarettes at prices not to exceed manufacturing costs plus 10%, from BAT affiliates.

In connection with RAI’s share repurchase program, RAI and B&W entered into an agreement on November 14, 2011, pursuant to which B&W agreed to participate in the repurchase program on a basis approximately proportionate with B&W’s 42% ownership of RAI common stock. Under this agreement, RAI repurchased 2,454,376 shares of RAI common stock from B&W during the three months ended March 31, 2013 and 15,011,185 shares as of March 31, 2013.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 14 — RAI Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements

The following condensed consolidating financial statements relate to the guaranties of RAI’s $5.0 billion unsecured notes. Certain of RAI’s direct, wholly owned subsidiaries and certain of its indirectly owned subsidiaries have fully and unconditionally, and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements (unaudited) include: the accounts and activities of RAI, the parent issuer; RJR, RJR Tobacco, American Snuff Co., SFNTC, and certain of RAI’s other subsidiaries, the Guarantors; other direct and indirect subsidiaries of RAI that are not Guarantors; and elimination adjustments.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2013
Net sales	$—	$1,777	$34	$(9)	$1,802
Net sales, related party	—	81	—	—	81

Net sales	—	1,858	34	(9)	1,883
Cost of products sold	—	691	12	(9)	694
Selling, general and administrative expenses	3	268	30	—	301
Amortization expense	—	1	—	—	1

Operating income (loss)	(3)	898	(8)	—	887
Interest and debt expense	61	30	—	(29)	62
Interest income	(29)	(1)	(1)	29	(2)
Other expense (income), net	1	(12)	(2)	11	(2)

Income (loss) before income taxes	(36)	881	(5)	(11)	829
Provision for (benefit from) income taxes	(13)	337	(3)	—	321
Equity income from subsidiaries	531	5	—	(536)	—

Net income (loss)	$508	$549	$(2)	$(547)	$508

For the Three Months Ended March 31, 2012
Net sales	$—	$1,831	$32	$(7)	$1,856
Net sales, related party	—	77	—	—	77

Net sales	—	1,908	32	(7)	1,933
Cost of products sold	—	993	8	(7)	994
Selling, general and administrative expenses	2	275	21	—	298
Amortization expense	—	6	—	—	6
Restructuring charge	4	145	—	—	149

Operating income (loss)	(6)	489	3	—	486
Interest and debt expense	54	30	—	(28)	56
Interest income	(28)	(1)	(1)	28	(2)
Other expense (income), net	1	(11)	2	11	3

Income (loss) before income taxes	(33)	471	2	(11)	429
Provision for (benefit from) income taxes	(11)	171	(1)	—	159
Equity income from subsidiaries	292	6	—	(298)	—

Net income	$270	$306	$3	$(309)	$270

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Comprehensive Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2013
Net income (loss)	$508	$549	$(2)	$(547)	$508
Other comprehensive income (loss), net of tax:
Retirement benefits	(5)	(5)	—	5	(5)
Unrealized gain on long-term investments	2	2	—	(2)	2
Cumulative translation adjustment and other	(15)	(15)	(10)	25	(15)

Comprehensive income (loss)	$490	$531	$(12)	$(519)	$490

For the Three Months Ended March 31, 2012
Net income	$270	$306	$3	$(309)	$270
Other comprehensive income, net of tax:
Retirement benefits	74	74	—	(74)	74
Unrealized gain on long-term investments	2	2	—	(2)	2
Cumulative translation adjustment and other	10	10	12	(22)	10

Comprehensive income	$356	$392	$15	$(407)	$356

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the three months ended March 31, 2013, were as follows:

Components	Amount Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plan:
Amortization of prior service costs	$(5)	$(5)	$—	$5	$(5)	Cost of products sold
Amortization of prior service costs	(4)	(4)	—	4	(4)	Selling, general and administrative expenses

	$(9)	$(9)	$—	$9	$(9)
Deferred taxes	3	3	—	(3)	3	Provision for income taxes

Total reclassifications	$(6)	$(6)	$—	$6	$(6)	Net income

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2013
Cash flows from operating activities	$282	$663	$2	$(2)	$945

Cash flows from (used in) investing activities:
Capital expenditures	—	(13)	(1)	(9)	(23)
Other, net	(33)	15	—	21	3

Net cash flows from (used in) investing activities	(33)	2	(1)	12	(20)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(326)	—	—	—	(326)
Repurchase of common stock	(325)	—	—	—	(325)
Excess tax benefit on stock-based compensation plans	11	—	—	—	11
Dividends paid on preferred stock	(11)	—	—	11	—
Other, net	(14)	—	32	(21)	(3)

Net cash flows from (used in) financing activities	(665)	—	32	(10)	(643)

Effect of exchange rate changes on cash and cash equivalents	—	—	(6)	—	(6)

Net change in cash and cash equivalents	(416)	665	27	—	276
Cash and cash equivalents at beginning of period	755	1,420	327	—	2,502

Cash and cash equivalents at end of period	$339	$2,085	$354	$—	$2,778

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2012
Cash flows from operating activities	$89	$1,042	$8	$(86)	$1,053

Cash flows from (used in) investing activities:
Capital expenditures	—	(27)	—	—	(27)
Return of intercompany investments	432	—	—	(432)	—
Other, net	20	12	—	(31)	1

Net cash flows from (used in) investing activities	452	(15)	—	(463)	(26)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(323)	(75)	—	75	(323)
Repurchase of common stock	(300)	—	—	—	(300)
Excess tax benefit on stock-based compensation plans	33	—	—	—	33
Dividends paid on preferred stock	(11)	—	—	11	—
Distribution of equity	—	(432)	—	432	—
Other, net	(14)	(20)	—	31	(3)

Net cash flows used in financing activities	(615)	(527)	—	549	(593)

Effect of exchange rate changes on cash and cash equivalents	—	—	6	—	6

Net change in cash and cash equivalents	(74)	500	14	—	440
Cash and cash equivalents at beginning of period	328	1,361	267	—	1,956

Cash and cash equivalents at end of period	$254	$1,861	$281	$—	$2,396

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
March 31, 2013
Assets
Cash and cash equivalents	$339	$2,085	$354	$—	$2,778
Accounts receivable	—	71	33	—	104
Accounts receivable, related party	—	52	—	—	52
Notes receivable	—	1	34	—	35
Other receivables	299	43	3	(333)	12
Inventories	—	993	53	—	1,046
Deferred income taxes, net	—	838	1	(13)	826
Prepaid expenses and other	9	163	4	—	176

Total current assets	647	4,246	482	(346)	5,029
Property, plant and equipment, net	5	1,005	24	—	1,034
Trademarks and other intangible assets, net	—	2,449	5	—	2,454
Goodwill	—	7,999	12	—	8,011
Long-term intercompany notes receivable	1,936	1,305	—	(3,241)	—
Investment in subsidiaries	9,487	450	—	(9,937)	—
Other assets and deferred charges	96	169	50	(65)	250

Total assets	$12,171	$17,623	$573	$(13,589)	$16,778

Liabilities and shareholders’ equity
Accounts payable	$2	$120	$15	$—	$137
Tobacco settlement accruals	—	2,757	—	—	2,757
Deferred revenue, related party	—	32	—	—	32
Current maturities of long-term debt	—	60	—	—	60
Other current liabilities	639	783	83	(346)	1,159

Total current liabilities	641	3,752	98	(346)	4,145
Long-term intercompany notes payable	1,305	1,900	36	(3,241)	—
Long-term debt (less current maturities)	5,028	—	—	—	5,028
Deferred income taxes, net	—	547	—	(65)	482
Long-term retirement benefits (less current portion)	58	1,729	11	—	1,798
Other noncurrent liabilities	21	186	—	—	207
Shareholders’ equity	5,118	9,509	428	(9,937)	5,118

Total liabilities and shareholders’ equity	$12,171	$17,623	$573	$(13,589)	$16,778

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
December 31, 2012
Assets
Cash and cash equivalents	$755	$1,420	$327	$—	$2,502
Accounts receivable	—	63	24	—	87
Accounts receivable, related party	—	61	—	—	61
Notes receivable	—	1	34	—	35
Other receivables	369	48	4	(405)	16
Inventories	—	944	41	(1)	984
Deferred income taxes, net	—	909	1	(2)	908
Prepaid expenses and other	25	188	8	(2)	219

Total current assets	1,149	3,634	439	(410)	4,812
Property, plant and equipment, net	5	1,019	12	1	1,037
Trademarks and other intangible assets, net	—	2,450	5	—	2,455
Goodwill	—	7,999	12	—	8,011
Long-term intercompany notes receivable	1,920	1,316	—	(3,236)	—
Investment in subsidiaries	8,956	456	—	(9,412)	—
Other assets and deferred charges	88	165	51	(62)	242

Total assets	$12,118	$17,039	$519	$(13,119)	$16,557

Liabilities and shareholders’ equity
Accounts payable	$1	$183	$3	$—	$187
Tobacco settlement accruals	—	2,489	—	—	2,489
Due to related party	—	1	—	—	1
Deferred revenue, related party	—	42	—	—	42
Current maturities of long-term debt	—	60	—	—	60
Other current liabilities	425	910	64	(409)	990

Total current liabilities	426	3,685	67	(409)	3,769
Long-term intercompany notes payable	1,316	1,920	—	(3,236)	—
Long-term debt (less current maturities)	5,035	—	—	—	5,035
Deferred income taxes, net	—	523	—	(62)	461
Long-term retirement benefits (less current portion)	58	1,752	11	—	1,821
Other noncurrent liabilities	26	188	—	—	214
Shareholders’ equity	5,257	8,971	441	(9,412)	5,257

Total liabilities and shareholders’ equity	$12,118	$17,039	$519	$(13,119)	$16,557

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of RAI’s business, initiatives, critical accounting estimates and its consolidated results of operations and financial position. Following the overview and discussion of business initiatives, the critical accounting estimates disclose certain accounting estimates that are material to RAI’s results of operations and financial position for the periods presented in this report. The discussion and analysis of RAI’s results of operations compares the first quarter of 2013 with the first quarter of 2012. Disclosures related to liquidity and financial position complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial position and results of operations in conjunction with the financial information included in the condensed consolidated financial statements (unaudited).

Overview and Business Initiatives

RAI’s reportable operating segments are RJR Tobacco, American Snuff and Santa Fe. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The American Snuff segment consists of the primary operations of American Snuff Co. The Santa Fe segment consists of the primary operations of SFNTC. Niconovum AB and RJR Vapor, among other RAI subsidiaries, are included in All Other. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.

RAI’s strategy encourages the migration of adult smokers to smoke-free tobacco products, which it believes aligns consumer preferences for new alternatives to traditional tobacco products in view of societal pressure to reduce public smoking. RAI’s operating companies facilitate this migration through innovation, including the development of CAMEL Snus, tobacco extract products, heat-not-burn cigarettes, tobacco vapor products and nicotine replacement therapy technologies.

RAI’s largest reportable operating segment, RJR Tobacco, is the second largest tobacco company in the United States. RJR Tobacco’s brands include many of the best-selling cigarettes in the United States: CAMEL, PALL MALL, WINSTON, KOOL, DORAL and SALEM. Those brands, and its other brands, including MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. RJR Tobacco also manages contract manufacturing of cigarettes and tobacco products through arrangements with BAT affiliates, and manages the export of tobacco products to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases. RJR Tobacco manages the super-premium cigarette brands, DUNHILL and STATE EXPRESS 555, which are licensed from BAT.

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

RJR Tobacco’s portfolio also includes CAMEL Snus, a modern smoke-free tobacco that focuses on long-term growth. CAMEL Snus is heat-treated tobacco in individual pouches that provides convenient tobacco consumption.

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

In contrast to the declining U.S. cigarette market, U.S. moist snuff retail volumes grew approximately 5% in the first three months of 2013. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both.

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

Other

RAI’s subsidiary, Niconovum AB, is a marketer of nicotine replacement therapy products in Sweden under the ZONNIC brand name. RAI’s subsidiary, Niconovum USA, Inc., has entered into its first lead market in the United States with ZONNIC, a nicotine replacement therapy gum, while another subsidiary, RJR Vapor, has introduced an electronic cigarette, VUSE, in limited distribution in the United States.

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

RAI and its subsidiaries believe that they have valid bases for appeal of adverse verdicts against them and believe they have valid defenses to all actions, and they intend to defend all actions vigorously. RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, or the loss of any particular claim concerning the use of smokeless tobacco against American Snuff Co., when viewed on an individual basis, is not probable or estimable, except for the Bowman case accrued as of March 31, 2013, as described in “— Tobacco Litigation — General — Accounting for Tobacco-Related Contingencies” in note 9 to condensed consolidated financial statements (unaudited).

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

State Settlement Agreements

RJR Tobacco and SFNTC are participants in the MSA, and RJR Tobacco is a participant in the other State Settlement Agreements. Their obligations and the related expense charges under the State Settlement Agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges to RJR Tobacco and SFNTC under these agreements is recorded in cost of products sold as the products are shipped. Included in these adjustments is an NPM Adjustment that potentially reduces the annual payment obligation of RJR Tobacco, SFNTC and the other PMs. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated. American Snuff Co. is not a participant in the State Settlement Agreements. For additional information related to historical and expected settlement expenses and payments under the State Settlement Agreements, see “— Litigation Affecting the

Cigarette Industry— Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements — Enforcement and Validity; Adjustments” in note 9 to condensed consolidated financial statements (unaudited).

Pension and Postretirement Benefits

RAI sponsors a number of non-contributory defined benefit pension plans covering most of the employees of RAI and certain of its subsidiaries, and also provides certain health and life insurance benefits for most of their retired employees and their dependents. These benefits are generally no longer provided to employees hired on or after January 1, 2004.

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

Actuarial gains or losses are annual changes in the amount of either the benefit obligation or the fair value of plan assets resulting from experience different from that assumed or from changes in assumptions. RAI immediately recognizes actuarial gains and losses in its operating results in the year in which they occur, to the extent such gains and losses are in excess of 10% of the greater of the fair value of the plan assets or the plan’s benefit obligation, referred to as the corridor. Actuarial gains and losses outside the corridor are generally recognized annually as of December 31, or when the plans are remeasured during an interim period. Additionally, for the purposes of calculating the expected return on plan assets, RAI uses the actual fair value of plan assets.

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

Intangible Assets

Intangible assets include goodwill, trademarks and other intangible assets. Goodwill, trademarks and other intangible assets with indefinite lives are tested for impairment annually in the fourth quarter. Goodwill, trademarks and other intangible assets are tested more frequently if events and circumstances indicate that the asset might be impaired. The determination of fair value involves considerable estimates and judgment. For goodwill, the determination of the fair value of a reporting unit involves, among other things, RAI’s market capitalization, and application of the income approach, which includes developing forecasts of future cash flows and determining an appropriate discount rate. If goodwill impairment is implied, the fair values of individual assets and liabilities, including unrecorded intangibles, must be determined. Although RAI believes it has based impairment testing and impairment charges of its intangibles on reasonable estimates and assumptions, the use of different estimates and assumptions could result in materially different results. If the current competitive or regulatory environment worsens or RAI’s operating companies’ strategic initiatives adversely affect their financial performance, the fair value of goodwill, trademarks and other intangible assets could be impaired in future periods.

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

The financial statements reflect management’s best estimate of RAI’s current and deferred tax liabilities and assets. Future events, including, but not limited to, additional resolutions with taxing authorities could have an impact on RAI’s current estimate of tax liabilities, realization of tax assets and effective income tax rate.

Recently Issued and Adopted Accounting Pronouncements

For information relating to recently issued and adopted accounting pronouncements, see note 1 to condensed consolidated financial statements (unaudited).

Results of Operations

	For the Three Months Ended March 31,
	2013	2012	% Change
Net sales(1):
RJR Tobacco	$1,558	$1,631	(4.5)%
American Snuff	167	158	5.7%
Santa Fe	115	100	15.0%
All Other	43	44	(2.3)%

Net sales	1,883	1,933	(2.6)%
Cost of products sold(1)(2)	694	994	(30.2)%
Selling, general and administrative expenses	301	298	1.0%
Amortization expense	1	6	(83.3)%
Restructuring charge	—	149	NM (3)

Operating income (loss):
RJR Tobacco	758	377	101.1%
American Snuff	93	84	10.7%
Santa Fe	54	45	20%
All Other	(4)	8	NM (3)
Corporate expense	(14)	(28)	(50.0)%

Operating income	$887	$486	82.5%

(1)	Excludes excise taxes of:

	For the Three Months Ended March 31,
	2013	2012
RJR Tobacco	$748	$818
American Snuff	12	12
Santa Fe	40	35
All Other	55	58

	$855	$923

(2)	See below for further information related to the State Settlement Agreements, federal tobacco buyout expense and FDA expense included in cost of products sold.
(3)	Percentage of change not meaningful.

In the following discussion, the amounts presented in the operating companies’ shipment volume and share tables are rounded on an individual basis and, accordingly, may not sum in the aggregate. Percentages are calculated on unrounded numbers.

RJR Tobacco

Net Sales

Domestic cigarette shipment volume, in billions of units for RJR Tobacco and the industry, were as follows:

	For the Three Months Ended March 31,
	2013	2012	% Change
RJR Tobacco(1):
Growth brands:
CAMEL	4.8	5.1	(5.5)%
PALL MALL	4.8	4.9	(2.0)%

	9.6	10.0	(3.8)%
Other	5.3	6.3	(16.4)%

Total RJR Tobacco domestic cigarette shipment volume	14.9	16.3	(8.7)%

Total premium	8.7	9.5	(9.1)%
Total value	6.2	6.7	(8.1)%
Premium/total mix	58.3%	58.5%
Industry(1):
Premium	44.7	47.4	(5.8)%
Value	18.1	19.4	(7.0)%

Total industry domestic cigarette shipment volume	62.7	66.8	(6.2)%

Premium/total mix	71.2%	70.9%

(1)	Based on information from Management Science Associates, Inc.

RJR Tobacco’s net sales are dependent upon its cigarette shipment volume in a declining market, premium versus value-brand mix and list pricing, offset by promotional spending, trade incentives and federal excise taxes.

RJR Tobacco’s net sales for the quarter ended March 31, 2013, decreased compared with the prior-year quarter, due to $158 million attributable to lower cigarette volume partially offset by higher pricing of $73 million.

The shares of RJR Tobacco’s cigarette brands as a percentage of total share of U.S. retail cigarette sales based on data collected by SymphonyIRI Group, Inc. and Capstone Research Inc., collectively referred to as IRI/Capstone(1), were as follows:

	For the Three Months Ended
	March 31, 2013	December 31, 2012	Share Point Change	March 31, 2012	Share Point Change
Growth brands:
CAMEL	8.5%	8.6%	(0.1)	8.4%	0.1
PALL MALL	9.0%	8.9%	0.1	8.4%	0.5

Total growth brands	17.5%	17.5%	—	16.9%	0.6
Other	8.6%	8.9%	(0.3)	9.9%	(1.3)

Total RJR Tobacco domestic cigarette retail share of market	26.1%	26.4%	(0.3)	26.7%	(0.6)

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

The retail share of market of CAMEL, at 8.5 share points, was up slightly compared with the prior-year quarter, in spite of significant competitive activity and promotional support.

CAMEL’s cigarette market share continued to be favorably impacted by its innovative capsule technology offered in CAMEL Crush and CAMEL menthol styles. CAMEL Crush styles provide adult smokers the choice of switching from non-menthol to menthol; CAMEL menthol styles allow adult smokers to choose the level of menthol flavor on demand. CAMEL’s first quarter of 2013 menthol market share, including CAMEL Crush styles, increased 0.5 percentage points from the first quarter of 2012 to 3.3 percent.

CAMEL Snus, a smoke-free tobacco product, continues to lead the growing U.S. snus category. CAMEL Snus continued to show steady growth in 2013 as interest builds in this convenient option for adult tobacco customers. CAMEL Snus introduced Fresh Seal packaging in February 2013, which eliminates the need for refrigeration, while continuing to ensure that adult tobacco consumers benefit from the freshness and flavor of this product.

PALL MALL, a product that offers a high quality, longer-lasting cigarette at a value price, continues to attract interest from adult tobacco consumers. PALL MALL’s first-quarter market share of 9.0% was up significantly compared with the prior-year period despite continued competitive pressure. The recent expansion of PALL MALL’s menthol portfolio is providing the brand incremental growth.

The combined share of market of RJR Tobacco’s growth brands during the first quarter of 2013 increased by 0.6 share points over the same period in 2012. RJR Tobacco’s total cigarette market share declined from the prior year, mainly driven by losses on the company’s support and non-support brands, consistent with its strategy of focusing on growth brands.

Operating Income

RJR Tobacco’s operating income for the three-month period ended March 31, 2013, was favorably impacted by the partial settlement of certain NPM Adjustment claims of $259 million, higher cigarette pricing and productivity improvements, partially offset by lower cigarette volume and increased promotional spending. In addition, RJR Tobacco incurred a restructuring charge of $138 million in the first quarter of 2012.

RJR Tobacco’s expense under the State Settlement Agreements, federal tobacco quota buyout and FDA user fees, included in cost of products sold, are detailed in the schedule below:

	For the Three Months Ended March 31,
	2013	2012
State Settlement Agreements	$250	$540
Federal tobacco quota buyout	49	53
FDA user fees	30	29

Expenses under the State Settlement Agreements are expected to be approximately $1.8 billion in 2013, subject to adjustment for changes in volume and other factors. Pursuant to the Term Sheet, RJR Tobacco will receive credits with respect to its NPM Adjustment claims for the period from 2003 through 2012. These credits will be applied against annual payments under the MSA over a five-year period, commencing with the MSA payment due in April 2013. As a result of the binding Order, RJR Tobacco’s MSA expenses were reduced by $202 million for the three months ended March 31, 2013, recognizing the credit that reduced its April 2013 MSA payment. In addition, RJR Tobacco will recognize additional credits in 2013 through 2016, subject to meeting the various performance obligations associated with the Term Sheet. The amount of these credits recognized for the three months ended March 31, 2013 was approximately $57 million. Expense for the federal tobacco quota buyout is expected to be approximately $195 million to $205 million in 2013. For additional information, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— Tobacco Buyout Legislation” in note 9 and “— Cost of Products Sold” in note 1 to condensed consolidated financial statements (unaudited). Expenses for FDA user fees are expected to be approximately $115 million to $125 million in 2013. For additional information, see “— Governmental Activity” below.

Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. RJR Tobacco’s product liability defense costs were $42 million for the three months ended March 31, 2013 and 2012.

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

Numerous factors affect product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial, that is, with active discovery and motions practice. See “— Litigation Affecting the Cigarette Industry — Overview” in note 9 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and type of cases pending, and “— Litigation Affecting the Cigarette Industry — Scheduled Trials” in note 9 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and nature of cases in trial and scheduled for trial through March 31, 2014.

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

American Snuff

Net Sales

The moist snuff shipment volume to wholesale, in millions of cans, for American Snuff was as follows:

	For the Three Months Ended March 31,
	2013	2012	% Change
GRIZZLY	94.9	93.0	2.1%
Other	10.7	11.5	(6.9)%

Total American Snuff moist snuff shipment volume	105.6	104.4	1.1%

American Snuff’s net sales for the three-month period ended March 31, 2013, were favorably impacted by higher moist snuff volume and pricing.

Moist snuff has been the key driver to American Snuff’s overall growth and profitability within the U.S. smokeless tobacco market. Moist snuff accounted for approximately 87% of American Snuff’s revenue in the first quarter of 2013 compared with approximately 85% of American Snuff’s revenue in the first quarter of 2012. U.S. moist snuff industry retail shipment volume grew by approximately 5.0% in the first quarter of 2013 compared with the same period in 2012.

The shares of American Snuff’s moist snuff brands as a percentage of total share of U.S. retail moist snuff sales according to IRI/Capstone(1), were as follows:

	For the Three Months Ended
	March 31, 2013	December 31, 2012	Share Point Change	March 31, 2012	Share Point Change
GRIZZLY	29.8%	29.2%	0.6	28.7%	1.1
Other	3.2%	3.4%	(0.2)	3.5%	(0.3)

Total American Snuff moist snuff retail share of market	33.0%	32.6%	0.4	32.2%	0.8

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

GRIZZLY, the leading U.S. moist snuff brand, grew 1.1 share points in the first quarter of 2013, compared with the first quarter of 2012. GRIZZLY’s increase in first quarter shipment volume was negatively impacted by two fewer shipping days in the quarter and the timing of promotional shipments in the prior-year quarter. GRIZZLY’s pouch sales continued their strong performance, with shipments increasing by more than 30%.

Operating Income

American Snuff’s operating income for the three months ended March 31, 2013, increased as compared with the three months ended March 31, 2012, due to higher moist snuff pricing and sales volume.

Santa Fe

Net Sales

Domestic cigarette shipment volume, in billions of units for Santa Fe, was as follows:

	For the Three Months Ended March 31,
	2013	2012	% Change
NATURAL AMERICAN SPIRIT	0.7	0.6	14.7%

Santa Fe’s net sales for the three-month period ended March 31, 2013, were favorably impacted by higher pricing and volume. The cigarette shipment volume in the first quarter of 2012 was negatively impacted by Santa Fe’s shift to a more efficient integrated supply chain. This shift resulted in a one-time reduction of wholesale inventory levels.

The shares of Santa Fe’s NATURAL AMERICAN SPIRIT as a percentage of total share of U.S. retail cigarette sales according to data from IRI/Capstone(1), were as follows:

	For the Three Months Ended
	March 31, 2013	December 31, 2012	Share Point Change	March 31, 2012	Share Point Change
NATURAL AMERICAN SPIRIT	1.3%	1.3%	—	1.1%	0.2

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

Operating Income

Santa Fe’s operating income for the three months ended March 31, 2013, increased as compared with the three months ended March 31, 2012, as a result of higher cigarette pricing and volume.

Santa Fe’s expense under the MSA, federal tobacco quota buyout and FDA user fees, included in cost of products sold, are detailed in the schedule below:

	For the Three Months Ended March 31,
	2013	2012
MSA	$17	$16
Federal tobacco quota buyout	2	2
FDA user fees	1	1

Expenses under the MSA are expected to be approximately $90 million to $100 million in 2013, subject to adjustment for changes in volume and other factors. Pursuant to the Term Sheet, SFNTC will receive credits with respect to its NPM Adjustment claims for the period from 2003 to 2012. Santa Fe’s expenses for the MSA were reduced by approximately $2 million for the three months ended March 31, 2013, for the credit that reduced its April 2013 MSA payment. For additional information, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” in note 9 and “— Cost of Products Sold” in note 1 to condensed consolidated financial statements (unaudited).

Other

In 2012, RAI’s subsidiary, Niconovum USA, Inc. entered its first lead market in the United States with ZONNIC, a nicotine replacement therapy product and continues to generate marketing feedback. Another subsidiary, RJR Vapor, introduced an electronic cigarette, VUSE, in limited distribution in the United States.

RAI Consolidated

Interest and debt expense was $62 million for the quarter ended March 31, 2013, compared with $56 million for the quarter ended March 31, 2012, due to higher average debt balances in the 2013 period partially offset by lower interest rates.

Restructuring costs of $149 million were recorded during the first quarter of 2012. RAI and its subsidiaries, RJR Tobacco and RAI Services Company, completed a business analysis designed to identify resources to reinvest in their businesses. As a result of this initiative, the total U.S. workforce of RAI and its subsidiaries will decline by a net of approximately 10% upon the completion of the restructuring by the end of 2014. Job eliminations, a majority of which were voluntary, during that period will be partially offset by the hiring of new employees as and where needed.

Provision for income taxes was $321 million, for an effective rate of 38.8%, for the three months ended March 31, 2013, compared with $159 million, for an effective rate of 37.0%, for the three months ended March 31, 2012. The effective tax rate for the three months ended March 31, 2013, as compared with the same prior-year period, was unfavorably impacted by a reduction in the domestic production activities deduction of the American Jobs Creation Act of 2004. The effective income tax rate for each period exceeded the federal statutory rate of 35% due to the impact of state taxes and certain nondeductible items, offset by the domestic production activities deduction.

Liquidity and Financial Condition

Liquidity

At present, the principal sources of liquidity for RAI’s operating subsidiaries’ businesses and operating needs are internally generated funds from their operations and intercompany loans and advances. The principal sources of liquidity for RAI, in turn, are proceeds from issuances of debt securities, the Credit Agreement and the Term Loan described below under “— Borrowing Arrangements.” Cash flows from operating activities are believed to be sufficient for the foreseeable future to enable the operating subsidiaries to meet their obligations under the State Settlement Agreements, to fund their capital expenditures and to make payments to RAI that, when combined with RAI’s cash balances and proceeds from any financings, will enable RAI to make its required debt-service payments, to pay dividends to its shareholders and purchase shares under its share repurchase program.

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

RAI’s operating companies monitor the liquidity of key suppliers and customers, and where liquidity concerns are identified, appropriate contingency or response plans are developed. During the quarter ended March 31, 2013, no business interruptions occurred due to key supplier liquidity, and no liquidity issues were identified involving significant suppliers or customers.

RAI’s excess cash may be invested in money market funds, commercial paper, U.S. treasuries, U.S. government agencies and time deposits in major institutions to minimize investment risk. At present, RAI primarily invests cash in U.S. treasuries.

As of March 31, 2013, R.J. Reynolds Tobacco C.V., an indirect wholly owned subsidiary of RAI, held approximately 72 million euros in a euro government liquidity fund, included in cash and cash equivalents in RAI’s condensed consolidated balance sheet (unaudited). Nearly two-thirds of the fund is comprised of repurchase agreements with financial institutions that are collateralized by sovereign debt of approved countries. The fund has investments in sovereign debt of France, Belgium, Germany and the Netherlands. The average maturity of the fund was 28 days as of March 31, 2013. RAI’s management believes that this cash equivalent is not reasonably likely to have a material impact on RAI’s liquidity or results of operations. RAI has no hedge in place with respect to this exposure.

As of March 31, 2013, RAI held investments in auction rate securities, a mortgage-backed security and a marketable equity security totaling $91 million. Adverse changes in financial markets had caused the auction rate securities and the mortgage-backed security to revalue lower than carrying value and become less liquid. The auction rate securities and mortgage-backed security will not become liquid until a successful auction occurs or a buyer is found. RAI intends, and has the ability, to hold these auction rate securities and mortgage-backed security for a period of time sufficient to allow for sale, redemption or anticipated recovery in fair value. For additional information on these investments, see note 2 to condensed consolidated financial statements (unaudited).

Cash Flows

Net cash flows from operating activities were $945 million in the first three months of 2013, compared with $1,053 million in the first three months of 2012. This change was driven primarily by higher net income in the first three months of 2013 that is more than offset by the impact of restructuring and tobacco settlements.

Net cash flows used in investing activities were $20 million in the first three months of 2013, compared with $26 million in the first three months of 2012, primarily due to lower capital expenditures in the first three months of 2013.

Net cash flows used in financing activities were $643 million in the first three months of 2013, compared with $593 million in the prior-year period. This increase in usage was primarily the result of an increase in the repurchase of common stock in 2013 and a lower income tax benefit on stock-based compensation in the first quarter of 2013.

Borrowing Arrangements

RAI and RJR Notes

As of March 31, 2013, the principal amount of RAI’s and RJR’s outstanding notes was $5.0 billion, with maturity dates ranging from 2013 to 2042. RAI, at its option, may redeem any or all of its outstanding notes, in whole or in part at any time, subject to the payment of a make-whole premium. RJR’s 9.25% notes due in 2013, $60 million in principal amount of which was outstanding as of March 31, 2013, are not redeemable.

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

For additional information on the Credit Agreement, see note 8 to condensed consolidated financial statements (unaudited).

Term Loan

On March 15, 2013, RAI entered into a Term Loan with a syndicate of lenders, providing for an unsecured delayed draw term loan facility, with a maximum borrowing capacity of up to $500 million. On April 10, 2013, RAI borrowed the entire $500 million under the Term Loan, with such borrowing initially bearing interest at the annual rate of approximately 1.7%. The Term Loan matures December 27, 2013. RAI used the proceeds for general corporate purposes of RAI and its subsidiaries, including to make payments under the MSA and to purchase shares under RAI’s share repurchase program.

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

RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness at March 31, 2013.

For additional information on the Term Loan, see note 8 to condensed consolidated financial statements (unaudited).

Dividends

On February 7, 2013, RAI’s board of directors declared a quarterly cash dividend of $0.59 per common share. The dividends were paid on April 1, 2013, to shareholders of record as of March 8, 2013.

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

During the first three months of 2013, RAI repurchased and cancelled 6,844,082 shares of RAI common stock for $300 million under the above share repurchase program. As of March 31, 2013, RAI had repurchased and cancelled 38,564,952 shares of RAI common stock for $1.6 billion under the above share repurchase program.

Additionally, during 2013, at a cost of $25 million, RAI purchased 574,383 shares of RAI common stock that were cancelled with respect to tax liabilities associated with restricted stock units vesting under its Omnibus Plan.

For additional information, see note 10 to condensed consolidated financial statements (unaudited).

Capital Expenditures

RAI’s operating subsidiaries recorded cash capital expenditures of $23 million and $27 million for the first three months of 2013 and 2012, respectively. The decrease was primarily the result of American Snuff facility expansion projects finalized in the first quarter of 2012. RAI’s operating subsidiaries plan to spend an additional $110 million to $120 million for capital expenditures during the remainder of 2013. Capital expenditures are funded primarily by cash flows from operations. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of March 31, 2013.

Retirement Benefits

As disclosed in its financial statements for the year ended December 31, 2012, RAI expects to contribute approximately $110 million to its pension plans in 2013, of which $2 million was contributed during the first three months of 2013.

Income Taxes

At March 31, 2013, RAI had a net deferred asset of $350 million. RAI has determined that a valuation of $33 million is required to fully offset a deferred tax asset related to the federal capital loss carryforward resulting from the sale of Lane, Limited. RAI believes it is unlikely that this deferred tax asset will be realized through the expected generation of future net capital gains. No valuation allowance has been provided on other deferred tax assets as RAI believes it is more likely than not that all of such deferred tax assets will be realized through the expected generation of future taxable income.

Litigation and Settlements

RJR Tobacco, American Snuff Co., and their affiliates, including RAI, and indemnitees, including B&W, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. For further discussion of specific cases, see note 9 to condensed consolidated financial statements (unaudited). Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of March 31, 2013, RJR Tobacco had paid approximately $101 million since January 1, 2011, related to unfavorable smoking and health litigation judgments and $139 million related to an unfavorable medical monitoring and smoking cessation case.

As of March 31, 2013, an accrual of $2.56 million was recorded for the Bowman case. See, “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in note 9 to condensed consolidated financial statements (unaudited). This amount included $450,000 for compensatory and punitive damages and $2.11 million for attorneys’ fees and statutory interest through March 31, 2013. RJR Tobacco paid this judgment in the second quarter of 2013.

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

RJR Tobacco and certain of the other PMs under the MSA are currently involved in an arbitration with the settling states with respect to the availability of an NPM Adjustment for the 2003 payment year. RJR Tobacco has disputed a total of approximately $4.7 billion in potential NPM Adjustment claims for the payment years 2003 through 2012.

In 2012, RJR Tobacco, certain other PMs and certain settling states entered into a Term Sheet that set forth the terms on which accrued and potential NPM Adjustment claims for 2003 through 2014 could be resolved. The Term Sheet also set forth a restructured NPM Adjustment process to be applied on a going-forward basis, starting with the 2013 volume year. The Term Sheet was provided to all of the settling states for their review and consideration. Based on the jurisdictions that signed the Term Sheet and are bound by its terms, RJR Tobacco and SFNTC will receive credits, collectively, currently estimated to total approximately $1 billion, with respect to their NPM Adjustment claims for the period from 2003 to 2012. The expenses for the MSA were reduced by $204 million for the three months ended March 31, 2013.

For additional information related to this litigation and its potential resolution, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements — Enforcement and Validity”, in note 9 and “— Cost of Products Sold” in note 1 to condensed consolidated financial statements (unaudited).

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

On April 10, 2013, President Obama released a proposed budget which, if approved by the U.S. Congress, would increase the federal excise tax: on a pack of cigarettes from $1.01 to $1.95; for snuff from $1.51 per pound to $2.93 per pound; and for chewing tobacco from $0.5033 per pound to $0.98 per pound. These proposed tax increases would fund a new initiative for pre-kindergarten education for lower-income children. Although the likelihood of the foregoing federal tax increases becoming law is uncertain, RAI’s management believes that such tax increases, if approved by the U.S. Congress, would have an adverse impact on the sale of tobacco products by RAI’s operating companies and could have a materially adverse effect on the results of operations, cash flows or financial position of RAI, including impairment of the value of its operating subsidiaries’ trademarks.

The 2009 federal excise tax increase on tobacco products increased taxes on cigarettes at a much higher rate than taxes on loose tobacco. As a result of that tax disparity, the number of retailers selling loose tobacco and operating RYO machines, allowing consumers to convert the loose tobacco into finished cigarettes, greatly increased following the 2009 federal tax hike on tobacco products. On July 6, 2012, President Obama signed into law a provision classifying retailers which operate RYO machines as cigarette manufacturers, and thus requiring those retailers to pay the same tax rate as other cigarette manufacturers.

All states and the District of Columbia currently impose cigarette excise taxes at levels ranging from $0.17 per pack in Missouri to $4.35 per pack in New York. As of March 31, 2013, and December 31, 2012, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $1.28. Certain city and county governments, such as New York and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions.

Forty-nine states and the District of Columbia also subject smokeless tobacco to excise taxes, and the Commonwealth of Pennsylvania, the singular exception, is considering such a tax during its 2013 legislative session. As of March 31, 2013,

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

During the first three months of 2013, legislation to convert from an ad valorem to a weight-based tax on moist snuff was introduced in two states, Minnesota and Mississippi. In 2012, Illinois adopted such a change effective January 1, 2013.

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

•

on June 22, 2011, the FDA issued a final regulation for the imposition of larger, graphic health warnings on cigarette packaging and advertising, which was scheduled to take effect September 22, 2012, but the FDA is currently enjoined from enforcing such regulation. For additional information concerning this matter, see “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments — FDA Litigation” in note 9 to condensed consolidated financial statements (unaudited);

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

A “Center for Tobacco Products” has been established within the FDA, funded through quarterly user fees that will be assessed against tobacco product manufacturers and importers based on market share. The total amount of user fees to be collected over the first ten years will be approximately $5.4 billion. The expense related to the FDA user fees of RAI’s operating companies for 2013 will be approximately $130 million.

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

On August 16, 2011, RJR Tobacco and SFNTC joined other tobacco manufacturers in filing a lawsuit, R.J. Reynolds Tobacco Company v. U.S. Food and Drug Administration, in the U.S. District Court for the District of Columbia, challenging the final regulation specifying nine new graphic “warnings” pursuant to the FDA Tobacco Act that violates the plaintiffs’ rights under the First Amendment to the U.S. Constitution and the Administrative Procedure Act, referred to as the APA. For additional information concerning FDA-related cases, see “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments — FDA Litigation” in note 9 to condensed consolidated financial statements (unaudited).

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

Tobacco Buyout Legislation

For information relating to tobacco buyout legislation, see “— Tobacco Buyout Legislation” in note 9 to condensed consolidated financial statements (unaudited).

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

•

decreased sales resulting from the future issuance of “corrective communications,” required by the order in the U.S. Department of Justice case on five subjects, including smoking and health, and addiction;

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

•	the possibility that the Arbitration Panel’s Award reflecting the partial resolution of the NPM disputes will be vacated or otherwise modified;

•	the continuing decline in volume in the U.S. cigarette industry and RAI’s dependence on the U.S. cigarette industry;

•	concentration of a material amount of sales with a single customer or distributor;

•	competition from other manufacturers, including industry consolidations or any new entrants in the marketplace;

•	increased promotional activities by competitors, including manufacturers of deep-discount cigarette brands;

•	the success or failure of new product innovations and acquisitions;

•	the responsiveness of both the trade and consumers to new products, marketing strategies and promotional programs;

•	the ability to achieve efficiencies in the businesses of RAI’s operating companies without negatively affecting financial or operating results;

•	the reliance on a limited number of suppliers for certain raw materials;

•	the cost of tobacco leaf, and other raw materials and other commodities used in products;

•	the effect of market conditions on interest rate risk, foreign currency exchange rate risk and the return on corporate cash;

•	changes in the financial position or strength of lenders participating in RAI’s credit facility;

•	the impairment of goodwill and other intangible assets, including trademarks;

•

the effect of market conditions on the performance of pension assets or any adverse effects of any new legislation or regulations changing pension expense accounting or required pension funding levels;

•	the substantial amount of RAI debt;

•	the credit ratings assigned to RAI, and to the senior unsecured long-term debt and the revolving credit facility of RAI;

•	any restrictive covenants imposed under RAI’s debt agreements;

•	the possibility of natural or man-made disasters or other disruptions that may adversely affect manufacturing or other operations and other facilities;

•	the significant ownership interest of B&W, RAI’s largest shareholder, in RAI and the rights of B&W under the governance agreement between the companies;

•	the expiration of the standstill provisions of the governance agreement on July 30, 2014;

•	a termination of the governance agreement or certain provisions of it in accordance with its terms, including the limitations on B&W’s representation on RAI’s Board and its board committees;

•	RAI’s shareholder rights plan (which, generally, will expire on July 30, 2014) not applying to BAT except in limited circumstances; and,

•	the expiration of the non-competition agreement between RAI and BAT on July 30, 2014.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the consolidated results of operations, cash flows and financial position due to adverse changes in financial market prices and rates. RAI and its subsidiaries are exposed to interest rate risk directly related to their normal investing and funding activities. In addition, RAI and its subsidiaries have immaterial exposure to foreign currency exchange rate risk related primarily to purchases or foreign operations denominated in euros, British pounds, Swiss francs, Swedish krona, Chinese renminbi and Japanese yen. RAI and its subsidiaries have established policies and procedures to manage their exposure to market risks.

The table below provides information, as of March 31, 2013, about RAI’s financial instruments that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates for the years ending December 31:

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value(1)
Investments:
Variable rate	$2,719	$13	$—	$—	$67	$—	$2,799	$2,799
Average interest rate	0.1%	0.6%	—	—	2.4%	—	0.1%	—
Fixed-rate	$—	$—	$—	$—	$—	$7	$7	$7
Average interest rate(2)	—	—	—	—	—	4.7%	4.7%	—
Debt:
Fixed-rate	$60	$—	$650	$775	$700	$2,800	$4,985	$5,447
Average interest rate(2)	9.3%	—	3.0%	7.6%	6.8%	4.8%	5.3%	—

(1)	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted fair values.
(2)	Based upon coupon interest rates for fixed-rate instruments.

RAI’s exposure to foreign currency transactions was not material to results of operations for the three months ended March 31, 2013, but may become material in future periods in relation to activity associated with RAI’s international operations. RAI currently has no hedges for its exposure to foreign currency.

Item 4. Controls and Procedures

(a)	RAI’s chief executive officer and chief financial officer have concluded that RAI’s disclosure controls and procedures were effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures.

(b)	There have been no changes in RAI’s internal controls over financial reporting that occurred during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, RAI’s internal controls over financial reporting.

PART II-Other Information

Item 1. Legal Proceedings

For a discussion of the litigation and legal proceedings pending against RJR Tobacco, American Snuff Co. or their affiliates, including RAI and RJR, or indemnitees, including B&W, see note 9 to condensed consolidated financial statements (unaudited) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Litigation” included in Part I, Item 2.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

RAI conducts its business through its subsidiaries and is dependent on the earnings and cash flows of its subsidiaries to satisfy its obligations and other cash needs. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition” in Part I, Item 2. RAI believes that the provisions of its Term Loan, Credit Agreement and notes (and the associated guarantees of the foregoing) will not impair its payment of quarterly dividends.

The following table summarizes RAI’s purchases of its common stock during the first quarter of 2013:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
February 1, 2013 to February 28, 2013	2,461,811	$44.34	2,461,811	$1,053

March 1, 2013 to March 31, 2013	4,956,654	43.52	4,382,271	862

First Quarter Total	7,418,465	43.79	6,844,082	862

(1)	During March 2013, RAI repurchased and cancelled 574,383 shares of its common stock with respect to the tax liability associated with vesting of restricted stock units under the Omnibus Plan.
(2)	On November 14, 2011, the board of directors of RAI authorized the repurchase, from time to time on or before mid-2014, of up to $2.5 billion of outstanding shares of RAI common stock.

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Description

10.1	Form of Performance Share Agreement (three-year vesting), dated March 1, 2013, between Reynolds American Inc. and the grantee named therein.

10.2	Term Loan Agreement, dated as of March 15, 2013, among Reynolds American Inc., the agents and other parties named therein, and the lending institutions listed on schedule 2.01 thereto (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, dated March 15, 2013).

10.3	Subsidiary Guarantee Agreement, dated as of March 15, 2013, among certain of the subsidiaries of Reynolds American Inc. as guarantors and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K, dated March 15, 2013).

10.4	Term Sheet agreed to by R. J. Reynolds Tobacco Company, an indirect subsidiary of Reynolds American Inc., certain other Participating Manufacturers, 17 states, the District of Columbia and Puerto Rico (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, dated March 12, 2013).

10.5	Reynolds American Inc. 2013 Independent Directors’ Compensation Summary.

31.1	Certification of Chief Executive Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

31.2	Certification of Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Arbitration Panel’s Entry of Stipulated Partial Settlement and Award, dated March 12, 2013 (incorporated by reference to Exhibit 99.2 to Reynolds American Inc.’s Form 8-K, dated March 12, 2013).

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema

101.CAL	XBRL taxonomy extension calculation linkbase

101.LAB	XBRL taxonomy extension label linkbase

101.PRE	XBRL taxonomy extension presentation linkbase

*	Exhibit is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subjected to the liabilities of that Section. This exhibit shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REYNOLDS AMERICAN INC.
(Registrant)

Dated: April 23, 2013	/s/ Thomas R. Adams
Thomas R. Adams
Executive Vice President and Chief Financial Officer
(principal financial officer)