Form 10-Q
period 2013-06-30
REYNOLDS AMERICAN INC
filed 2013-07-24
CIK 1275283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 544,040,031 shares of common stock, par value $.0001 per share, as of July 8, 2013.

Part I — Financial Information

Item 1. Financial Statements

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions, Except Per Share Amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net sales(1)	$2,087	$2,089	$3,889	$3,945
Net sales, related party	92	87	173	164

Net sales	2,179	2,176	4,062	4,109
Costs and expenses:
Cost of products sold(1)	999	1,112	1,693	2,106
Selling, general and administrative expenses	380	325	681	623
Amortization expense	2	5	3	11
Restructuring charge	—	—	—	149

Operating income	798	734	1,685	1,220
Interest and debt expense	65	58	127	114
Interest income	(1)	(2)	(3)	(4)
Other expense, net	2	2	—	5

Income before income taxes	732	676	1,561	1,105
Provision for income taxes	271	233	592	392

Net income	$461	$443	$969	$713

Basic income per share:
Net income	$0.84	$0.78	$1.77	$1.25

Diluted income per share:
Net income	$0.84	$0.78	$1.76	$1.24

Dividends declared per share	$0.63	$0.59	$1.22	$1.15

(1)

Excludes excise taxes of $983 million and $1,028 million for the three months ended June 30, 2013 and 2012, respectively, and $1,838 million and $1,951 million for the six months ended June 30, 2013 and 2012, respectively.

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Millions)

(Unaudited)

	For the Three Months Ended June 30,
	2013	2012
Net income	$461	$443
Other comprehensive income (loss), net of tax:
Retirement benefits, net of tax (benefit) expense (2013 — $(7); 2012 — $17)	(10)	26
Unrealized gain (loss) on long-term investments, net of tax expense (benefit)	1	(1)
Realized loss on hedging instruments, net of tax benefit	1	—
Unrealized loss on hedging instruments, net of tax benefit (2012 — $8)	—	(14)
Cumulative translation adjustment and other, net of tax expense (benefit) (2013 — $1; 2012 — ($4))	3	(15)

Comprehensive income	$456	$439

	For the Six Months Ended June 30,
	2013	2012
Net income	$969	$713
Other comprehensive income (loss), net of tax:
Retirement benefits, net of tax (benefit) expense (2013 — $(10); 2012 — $66)	(15)	100
Unrealized gain on long-term investments, net of tax expense (2013 — $2; 2012 — $1)	3	1
Realized loss on hedging instruments, net of tax benefit	1	—
Unrealized loss on hedging instruments, net of tax benefit (2012 — $8)	—	(14)
Cumulative translation adjustment and other, net of tax expense (benefit) (2013 — $6; 2012 — $(2))	(12)	(5)

Comprehensive income	$946	$795

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from (used in) operating activities:
Net income	$969	$713
Adjustments to reconcile to net cash flows from (used in) operating activities:
Depreciation and amortization	55	66
Restructuring charge, net of cash payments	(8)	119
Deferred income tax expense	158	89
Pension and postretirement	(60)	(36)
Tobacco settlement	(1,386)	(812)
Other, net	68	(203)

Net cash flows used in operating activities	(204)	(64)

Cash flows from (used in) investing activities:
Capital expenditures	(50)	(50)
Proceeds from termination of joint venture	31	30
Other, net	5	3

Net cash flows used in investing activities	(14)	(17)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(650)	(643)
Repurchase of common stock	(475)	(551)
Repayment of long-term debt	—	(451)
Principal borrowings under term loan facility	500	750
Excess tax benefit on stock-based compensation plans	11	33
Other, net	(3)	(3)

Net cash flows used in financing activities	(617)	(865)

Effect of exchange rate changes on cash and cash equivalents	(3)	(5)

Net change in cash and cash equivalents	(838)	(951)
Cash and cash equivalents at beginning of period	2,502	1,956

Cash and cash equivalents at end of period	$1,664	$1,005

Income taxes paid, net of refunds	$364	$419
Interest paid	$135	$131

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,664	$2,502
Accounts receivable	105	87
Accounts receivable, related party	57	61
Notes receivable	34	35
Other receivables	12	16
Inventories	1,026	984
Deferred income taxes, net	750	908
Prepaid expenses and other	176	219

Total current assets	3,824	4,812
Property, plant and equipment, net of accumulated depreciation (2013 — $1,599; 2012 — $1,618)	1,027	1,037
Trademarks and other intangible assets, net of accumulated amortization	2,452	2,455
Goodwill	8,010	8,011
Other assets and deferred charges	219	242

	$15,532	$16,557

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$150	$187
Tobacco settlement accruals	1,103	2,489
Due to related party	—	1
Deferred revenue, related party	26	42
Current maturities of long-term debt	60	60
Term loan credit facility	500	—
Other current liabilities	1,114	990

Total current liabilities	2,953	3,769
Long-term debt (less current maturities)	5,022	5,035
Deferred income taxes, net	470	461
Long-term retirement benefits (less current portion)	1,785	1,821
Other noncurrent liabilities	206	214
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2013 — 544,040,031; 2012 — 552,940,767)	—	—
Paid-in capital	6,841	7,275
Accumulated deficit	(1,411)	(1,707)
Accumulated other comprehensive loss	(334)	(311)

Total shareholders’ equity	5,096	5,257

	$15,532	$16,557

See Notes to Condensed Consolidated Financial Statements (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 — Business and Summary of Significant Accounting Policies

Overview

The condensed consolidated financial statements (unaudited) include the accounts of Reynolds American Inc., referred to as RAI, and its wholly owned subsidiaries. RAI’s wholly owned operating subsidiaries include R. J. Reynolds Tobacco Company; American Snuff Company, LLC, referred to as American Snuff Co.; Santa Fe Natural Tobacco Company, Inc., referred to as SFNTC; Niconovum AB; Niconovum USA, Inc.; and R. J. Reynolds Vapor Company, referred to as RJR Vapor.

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

RAI’s reportable operating segments are RJR Tobacco, American Snuff and Santa Fe. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The American Snuff segment consists of the primary operations of American Snuff Co. The Santa Fe segment consists of the primary operations of SFNTC. Niconovum AB, Niconovum USA, Inc. and RJR Vapor, among other RAI subsidiaries, are included in All Other. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.

RAI’s operating subsidiaries primarily conduct their businesses in the United States.

Basis of Presentation

The accompanying interim condensed consolidated financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as GAAP, for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All material intercompany balances have been eliminated. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim period ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
State Settlement Agreements	$521	$623	$789	$1,180
Federal tobacco quota buyout	54	55	106	111
FDA user fees	31	31	63	61

On December 17, 2012, RJR Tobacco and certain other participating manufacturers, referred to as the PMs, including SFNTC, entered into a term sheet, referred to as the Term Sheet, with 17 states, the District of Columbia and Puerto Rico to settle certain claims related to the MSA non-participating manufacturer adjustment, referred to as the NPM Adjustment. The Term Sheet resolves claims related to volume years from 2003 through 2012 and puts in place a revised method to determine future adjustments from 2013 forward as to jurisdictions that join the agreement. The Term Sheet was not binding on the parties at the time it was executed. On March 12, 2013, a single, nationwide arbitration panel of three former federal judges, referred to as the Arbitration Panel, hearing the dispute related to the 2003 NPM Adjustment (and related matters) issued an order, referred to as the Order, authorizing the implementation of the Term Sheet. In addition, after the Order, one additional state signed the Term Sheet on April 12, 2013; and, two additional states signed the Term Sheet on May 24, 2013. As a result of the Order, the Term Sheet is now binding on all signatories.

Based on the jurisdictions bound by the Term Sheet, RJR Tobacco and SFNTC, collectively, will receive credits, currently estimated to total approximately $1.1 billion, with respect to their NPM Adjustment claims for the period from 2003 through 2012. These credits will be applied against annual payments under the MSA over a five-year period, commencing with the April 2013 MSA payment. As a result of this binding Order, expenses for the MSA were reduced by approximately $15 million and $219 million for the three and six months ended June 30, 2013, respectively. This recognizes the credit that reduced the April 2013 MSA payment by $204 million and future MSA payments by $15 million for the two additional states that signed the Term Sheet during May 2013.

In addition, RJR Tobacco and SFNTC will recognize additional credits in 2013 through 2016, subject to meeting the various performance obligations associated with the Term Sheet. The amount of these additional credits recognized for the three and six months ended June 30, 2013, were approximately $75 million and $132 million, respectively. For additional information related to the NPM Adjustment settlement, see “—Litigation Affecting the Cigarette Industry — State Settlement Agreements — Enforcement and Validity; Adjustments” in note 9.

Pension and Postretirement

Pension and postretirement benefits require balance sheet recognition of the net asset or liability for the overfunded or underfunded status of defined benefit pension and other postretirement benefit plans, on a plan-by-plan basis, and recognition of changes in the funded status in the year in which the changes occur.

Actuarial gains or losses are changes in the amount of either the benefit obligation or the fair value of plan assets resulting from experience different from that assumed or from changes in assumptions. Differences between actual results and actuarial assumptions are accumulated and recognized in the year in which they occur as a mark-to-market adjustment, referred to as an MTM adjustment, to the extent such net gains and losses are in excess of 10% of the greater of the fair value of plan assets or the plan’s benefit obligation, referred to as the corridor. Actuarial gains and losses outside the corridor are recognized annually as of December 31 or when the plans are remeasured during an interim period.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Prior service costs of pension benefits, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the average remaining service period for active employees, or average remaining life expectancies for inactive employees if most of the plan obligations are due to inactive employees. Prior service costs of postretirement benefits, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the expected service period to full eligibility age for active employees, or average remaining life expectancies for inactive employees if most of the plan obligations are due to inactive employees.

The components of the pension benefits and the postretirement benefits are set forth below:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$7	$5	$—	$—	$12	$11	$1	$1
Interest cost	62	71	13	14	124	140	25	31
Expected return on plan assets	(88)	(90)	(2)	(2)	(176)	(179)	(5)	(5)
Amortization of prior service cost (credit)	1	1	(11)	(5)	2	2	(21)	(10)

Curtailment	—	—	—	—	—	4	—	—
Special termination benefits	—	—	—	—	—	34	—	—

Total benefit cost (credit)	$(18)	$(13)	$—	$7	$(38)	$12	$—	$17

A workforce reduction in the first quarter of 2012, due to changes in the organizational structure of RJR Tobacco, RAI and RAI Services Company, met RAI’s curtailment threshold as a major event for pension plans. As a result, curtailment charges and special termination benefits were recognized as restructuring expense. The workforce reduction did not exceed the minimum threshold for the postretirement plans, and no special postretirement termination benefits were offered. See note 4 for additional information regarding the restructuring.

As disclosed in its financial statements for the year ended December 31, 2012, RAI expects to contribute approximately $110 million to its pension plans in 2013, of which $5 million was contributed during the first six months of 2013.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

RAI reviews these investments on a quarterly basis to determine if it is probable that RAI will realize some portion of the unrealized loss and to determine the classification of the impairment as temporary or other-than-temporary. For those securities which RAI does not intend to sell and for which it is more likely than not that RAI will not be required to sell the securities prior to recovery, RAI recognizes the credit loss component of an other-than-temporary impairment of its debt securities in earnings and the noncredit component in other comprehensive loss.

Recently Issued and Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued amended guidance that requires an entity to present information about significant items reclassified out of accumulated other comprehensive income, referred to as AOCI, on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. Additionally, the guidance expands the disclosure requirements for presentation of changes in AOCI by component. The guidance is effective for RAI for interim and annual reporting periods beginning January 1, 2013, and its adoption did not have an impact on RAI’s results of operations, cash flows or financial position.

Note 2 — Fair Value

Financial assets carried at fair value as of June 30, 2013, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$1,596	$—	$—	$1,596
Other assets and deferred charges:
Auction rate securities	—	—	75	75
Mortgage-backed security	—	—	13	13
Marketable equity security	4	—	—	4

Financial assets carried at fair value as of December 31, 2012, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$2,100	$—	$—	$2,100
Other assets and deferred charges:
Auction rate securities	—	—	70	70
Mortgage-backed security	—	—	13	13
Marketable equity security	4	—	—	4

There were no transfers between the levels in the six months ended June 30, 2013, or in the year ended December 31, 2012.

RAI has investments in auction rate securities linked to corporate credit risk, investments in auction rate securities related to financial insurance companies, an investment in a mortgage-backed security and an investment in a marketable equity security. The unrealized gains and losses, net of tax, were included in accumulated other comprehensive loss in RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2013, and consolidated balance sheet as of December 31, 2012. The funds associated with the auction rate securities will not be accessible until a successful auction occurs or a buyer is found.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

RAI determined the change in the fair value of the investment in a marketable equity security using quoted market prices as of June 30, 2013.

Financial assets classified as Level 3 investments were as follows:

	June 30, 2013			December 31, 2012
	Cost	Gross Unrealized Loss (1)	Estimated Fair Value	Cost	Gross Unrealized Loss(1)	Estimated Fair Value
Auction rate securities	$99	$(24)	$75	$99	$(29)	$70
Mortgage-backed security	21	(8)	13	22	(9)	13

	$120	$(32)	$88	$121	$(38)	$83

(1)

Unrealized losses, net of tax, are reported in accumulated other comprehensive loss in RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2013, and consolidated balance sheet as of December 31, 2012.

The changes in the Level 3 investments during the six months ended June 30, 2013, were as follows:

	Auction Rate Securities
	Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value
Balance as of January 1, 2013	$99	$(29)	$70
Unrealized gain	—	5	5

Balance as of June 30, 2013	$99	$(24)	$75

	Mortgage-Backed Security
	Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value
Balance as of January 1, 2013	$22	$(9)	$13
Redemptions	(1)	—	(1)
Unrealized gain	—	1	1

Balance as of June 30, 2013	$21	$(8)	$13

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Fair Value of Debt

The estimated fair value of RAI’s and RJR’s outstanding debt, in the aggregate, was $5.7 billion and $5.5 billion with an effective average annual interest rate of approximately 4.4% and 4.7% as of June 30, 2013, and December 31, 2012, respectively. The fair values are based on available market quotes, credit spreads and discounted cash flows, as appropriate.

Interest Rate Management

From time to time, RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their respective debt obligations. In 2009, RAI and RJR entered into offsetting floating to fixed interest rate swap agreements, which, at June 30, 2013, had effectively decreased the fixed rate on $1.1 billion of debt to a rate of interest of approximately 4.1%. In September 2011, RAI and RJR terminated the original and offsetting interest rate swap agreements, and received a total of $186 million cash in exchange for foregoing the future cash inflows associated with these swaps. These actions did not change the effective fixed rate of interest associated with the underlying debt.

In May 2012, RAI entered into forward starting interest rate contracts with an aggregate notional amount of $1 billion. RAI designated those derivatives as cash flow hedges of a future debt issuance, and they were determined to be highly effective at inception. The forward starting interest rate contracts mitigated RAI’s exposure to changes in the benchmark interest rate from the date of inception until the date of the forecasted transaction. On October 31, 2012, RAI completed the sale of $2.55 billion in aggregate principal amount of senior notes, consisting of $450 million of 1.05% senior notes due October 30, 2015, $1.1 billion of 3.25% senior notes due November 1, 2022, and $1 billion of 4.75% senior notes due November 1, 2042. The forward starting interest rate contracts were terminated, and $23 million in associated losses were settled with cash payments to the counterparties. The effective portion of the losses are recorded in accumulated other comprehensive loss in RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2013, and consolidated balance sheet as of December 31, 2012, and will be amortized over the life of the related debt.

The amortization of the net gain upon termination of derivative instruments impacted the condensed consolidated statements of income (unaudited) as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Interest and debt expense	$(7)	$(9)	$(13)	$(19)

Note 3 — Intangible Assets

There was no significant change to the carrying amount of goodwill during the six months ended June 30, 2013.

The carrying amounts and changes therein of trademarks and other intangible assets by segment were as follows:

	RJR Tobacco		American Snuff	Santa Fe	All Other	Consolidated
	Trademarks	Other	Trademarks	Trademarks	Other	Trademarks	Other
Finite-lived:
Balance as of December 31, 2012	$—	$24	$9	$—	$—	$9	$24
Amortization	—	(3)	—	—	—	—	(3)

Balance as of June 30, 2013	$—	$21	$9	$—	$—	$9	$21

Indefinite-lived:
Balance as of December 31, 2012	$1,027	$99	$1,136	$155	$5	$2,318	$104

Balance as of June 30, 2013	$1,027	$99	$1,136	$155	$5	$2,318	$104

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details of finite-lived intangible assets as of June 30, 2013, were as follows:

	Gross	Accumulated Amortization	Net
Contract manufacturing agreements	$151	$130	$21
Trademarks	96	87	9

	$247	$217	$30

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Year	Amount
Remainder of 2013	$2
2014	5
2015	5
2016	5
2017	4
Thereafter	9

$30

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

Under existing severance plans, $111 million of cash severance, benefits and related costs and $38 million of non-cash pension-related benefits comprised a restructuring charge of $149 million during the first quarter of 2012. Of this charge, $138 million was recorded in the RJR Tobacco segment. Of the cash portion, $48 million had been paid as of June 30, 2013. Accordingly, in the condensed consolidated balance sheet (unaudited) as of June 30, 2013, $13 million was included in other current liabilities and $50 million was included in other noncurrent liabilities.

The component of the restructuring charge accrued and utilized was as follows:

Employee Severance and Benefits
Original accrual	$149
Utilized in 2012	(78)

Balance as of December 31, 2012	71
Utilized in 2013	(8)

Balance as of June 30, 2013	$63

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 5 — Income Per Share

The components of the calculation of income per share were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$461	$443	$969	$713

Basic weighted average shares, in thousands	546,320	569,144	548,837	571,800
Effect of dilutive potential shares:
Restricted stock units	1,682	1,786	1,889	2,435

Diluted weighted average shares, in thousands	548,002	570,930	550,726	574,235

Note 6 — Inventories

The major components of inventories were as follows:

	June 30, 2013	December 31, 2012
Leaf tobacco	$915	$919
Other raw materials	50	51
Work in process	71	63
Finished products	154	125
Other	27	18

Total	1,217	1,176
Less LIFO allowance	191	192

	$1,026	$984

RJR Tobacco performs its annual LIFO inventory valuation at December 31. Interim periods represent an estimate of the expected annual valuation.

Note 7 — Income Taxes

The provision for income taxes was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Provision for income taxes	$271	$233	$592	$392

Effective tax rate	37.0%	34.4%	37.9%	35.5%

The effective tax rate for the six months ended June 30, 2013 was unfavorably impacted by an increase in tax attributable to a reduction in the domestic production activities deduction of the American Jobs Creation Act of 2004. The effective tax rate for the six months ended June 30, 2012, was favorably impacted by a decrease in tax attributable to the reversal of tax and interest reserves related to various state statute expirations. The effective tax rate for each period differed from the federal statutory rate of 35% due to the impact of state taxes and certain nondeductible items, offset by the domestic production activities deduction.

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

The Credit Agreement contains restrictive covenants that:

•

limit the ability of RAI and its subsidiaries to (1) pay dividends and repurchase stock, (2) engage in transactions with affiliates, (3) create liens and (4) engage in sale-leaseback transactions involving a Principal Property, as defined in the Credit Agreement; and

•

limit the ability of RAI and its Material Subsidiaries, as defined in the Credit Agreement, to sell or dispose of all or substantially all of their assets and engage in specified mergers or consolidations.

The Credit Agreement also contains a restrictive covenant that limits the amount of debt that may be incurred by non-guarantor subsidiaries, together with certain financial covenants. The restrictive covenants in the Credit Agreement are subject to a number of qualifications and exceptions. The financial covenant levels in the Credit Agreement are a maximum of 3.00 to 1.00 for the consolidated leverage ratio and a minimum of 4.00 to 1.00 for the consolidated interest coverage ratio. In addition, the maturity date of the Credit Agreement is July 29, 2015. The Credit Agreement contains customary events of default, including upon a change in control, as defined therein, that could result in the acceleration of all amounts and cancellation of all commitments outstanding under the Credit Agreement.

RAI is able to use the revolving credit facility under the Credit Agreement for borrowings and issuances of letters of credit at its option, subject to a $200 million sublimit on the aggregate amount of letters of credit. Issuances of letters of credit reduce availability under such revolving credit facility. As of June 30, 2013, there were no borrowings, and $6 million of letters of credit outstanding, under the Credit Agreement.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Term Loan

On March 15, 2013, RAI entered into a term loan, referred to as the Term Loan, with a syndicate of lenders, providing for an unsecured delayed draw term loan facility, with a maximum borrowing capacity of up to $500 million. On April 10, 2013, RAI borrowed the entire $500 million under the Term Loan, which matures on December 27, 2013.

The Term Loan contains restrictive covenants that are substantially the same as those in the Credit Agreement. The Term Loan contains customary events of default, including upon a change in control, as defined therein, that could result in the acceleration of all amounts outstanding under the Term Loan.

Borrowings under the Term Loan bear interest, at the option of RAI, at a rate equal to an applicable margin, which is based upon RAI’s senior unsecured long-term debt credit rating, plus either the alternative base rate or eurodollar rate, as each such rate is defined above under the Credit Agreement.

The amount borrowed on April 10, 2013, bears interest at the annual rate of approximately 1.7%. Overdue principal and, to the extent permitted by law, overdue interest, outstanding under the Term Loan will bear interest at a rate equal to the rate then in effect with respect to such borrowings, plus 2.0% per annum.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

continue to be dismissed at or before trial. Based on their experience in the smoking and health tobacco litigation against them and the strength of the defenses available to them in such litigation, RJR Tobacco and its affiliates believe that their successful defense of smoking and health tobacco litigation in the past will continue in the future.

No liabilities for pending smoking and health litigation have been recorded in RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2013. During the second quarter of 2013, an aggregate payment of $6.22 million ($1.52 million for compensatory and punitive damages and $4.70 million for attorneys’ fees and interest) was made in satisfaction of the adverse judgments in three Engle Progeny cases, Bowman, Reese and Weingart, described below. On June 25, 2013, a payment of $1.58 million ($813,000 for compensatory and punitive damages and $767,000 for attorneys’ fees and interest) was made in satisfaction of the adverse judgment in the Frankson case, an individual smoking and health case described below. An accrual of $3.49 million was recorded in RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2013, for the California v. R. J. Reynolds Tobacco Co. Rolling Stone advertising case, described below. As other cases proceed through the appellate process, RAI will consider making further accruals on an individual case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.

It is the policy of RJR Tobacco and its affiliates to vigorously defend all tobacco-related litigation claims. Generally, RJR Tobacco and its affiliates and indemnitees have not settled any smoking and health tobacco litigation claims. Other than actions taken pursuant to “offer of judgment” statutes, as described below in “—Litigation Affecting the Cigarette Industry,” RJR Tobacco and its affiliates do not intend to settle such claims.

With respect to smoking and health tobacco litigation claims, the only significant settlements reached by RJR Tobacco and B&W involved:

•	the State Settlement Agreements and the funding by various tobacco companies of a $5.2 billion trust fund contemplated by the MSA to benefit tobacco growers; and

•	the original Broin flight attendant case discussed below under “—Litigation Affecting the Cigarette Industry — Broin II Cases.”

The circumstances surrounding the State Settlement Agreements and the funding of a trust fund to benefit the tobacco growers are readily distinguishable from the current categories of smoking and health cases involving RJR Tobacco or its affiliates and indemnitees. The claims underlying the State Settlement Agreements were brought on behalf of the states to recover funds paid for health care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. The State Settlement Agreements settled all the health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions and contain releases of various additional present and future claims. In accordance with the MSA, various tobacco companies agreed to fund a $5.2 billion trust fund to be used to address the possible adverse economic impact of the MSA on tobacco growers. A discussion of the State Settlement Agreements, and a table depicting the related payment schedule, is set forth below under “—Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases.”

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Finally, as discussed under “— Litigation Affecting the Cigarette Industry — State Settlement Agreements—Enforcement and Validity; Adjustments,” RJR Tobacco and B&W each has settled certain cases brought by states concerning the enforcement of State Settlement Agreements. Despite legal defenses believed to be valid, these cases were settled to avoid further contentious litigation with the states involved. These enforcement actions involve alleged breaches of State Settlement Agreements based on specific actions taken by particular defendants. Accordingly, any future enforcement actions involving State Settlement Agreements will be reviewed by RJR Tobacco on the merits and should not be affected by the settlement of prior enforcement cases.

American Snuff Co. also believes that it has valid defenses to the smokeless tobacco litigation against it. American Snuff Co. asserted and will continue to assert some or all of these defenses in each case at the time and in the manner deemed appropriate by American Snuff Co. and its counsel. No verdict or judgment has been returned or entered against American Snuff Co. on any claim for personal injuries allegedly resulting from the use of smokeless tobacco. American Snuff Co. intends to defend vigorously all smokeless tobacco litigation claims asserted against it. No liability for pending smokeless tobacco litigation was recorded in RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2013.

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

During the second quarter of 2013, 11 tobacco-related cases, including one Engle Progeny case, were served against RJR Tobacco or its affiliates or indemnitees. On June 30, 2013, there were 159 cases pending against RJR Tobacco or its affiliates or indemnitees: 143 in the United States and 16 in Canada, as compared with 166 total cases on June 30, 2012. The U.S. case number does not include the 564 individual smoker cases pending in West Virginia state court as a consolidated action, 5,296 Engle Progeny cases, involving approximately 6,423 individual plaintiffs, and 2,574 Broin II cases (as hereinafter defined), pending in the United States against RJR Tobacco or its affiliates or indemnitees. Of the U.S. cases pending on June 30, 2013, 18 are pending in federal court, and 124 in state court, primarily in the following states: Florida (27 cases); Missouri (19 cases); New York (16 cases); Maryland (14 cases); Louisiana (9 cases); and California (8 cases).

The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco or its affiliates or indemnitees as of June 30, 2013, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees as of March 31, 2013, as reported in RAI’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, filed with the SEC on April 23, 2013, and a cross-reference to the discussion of each case type.

Case Type	RJR Tobacco’s Case Numbers as of June 30, 2013	Change in Number of Cases Since March 31, 2013 Increase/(Decrease)	Page Reference
Individual Smoking and Health	92	(12)	27
West Virginia IPIC (Number of Plaintiffs)*	1 (564)	No change	28
Engle Progeny (Number of Plaintiffs)**	5,296 (6,423)	(394) (445)	28
Broin II	2,574	1	40
Class-Action	8	No change	41
Health-Care Cost Recovery	2	No change	43
State Settlement Agreements-Enforcement and Validity; Adjustments	31	No change	50
Antitrust	1	No change	54
Other Litigation and Developments	8	(2)	54

*	Includes as one case the 564 cases pending as a consolidated action In Re: Tobacco Litigation Individual Personal Injury Cases, sometimes referred to as West Virginia IPIC cases, described below. The West Virginia IPIC cases have been separated from the Individual Smoking and Health cases for reporting purposes.
**	The Engle Progeny cases have been separated from the Individual Smoking and Health cases for reporting purposes. The number of cases has decreased as the result of many of the multiple plaintiff federal court cases either being dismissed or consolidated.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following cases against RJR Tobacco and B&W have attracted significant attention: the Florida state court class-action case, Engle v. R. J. Reynolds Tobacco Co. and the related Engle Progeny cases; and the case brought by the U.S. Department of Justice under the federal Racketeer Influenced and Corrupt Organizations Act, referred to as RICO.

In 2000, a jury in Engle v. Liggett Group, a class-action brought against the major U.S. cigarette manufacturers by a class of Florida smokers allegedly harmed by their addiction to nicotine, rendered a $145 billion punitive damages verdict in favor of the class. In 2006, the Florida Supreme Court set aside that award, prospectively decertified the class, and preserved several of the Engle jury findings for use in subsequent individual actions to be filed within one year of its decision. The preserved findings include jury determinations that smoking causes various diseases, that nicotine is addictive, and that each defendant sold cigarettes that were defective and unreasonably dangerous, committed unspecified acts of negligence and individually and jointly concealed unspecified information about the health risks of smoking. The Engle findings do not indicate that all cigarettes sold by each defendant were defective and unreasonably dangerous, nor do they specify what acts of negligence each defendant committed, or what information each defendant concealed.

In the wake of Engle, thousands of individual progeny actions were filed in federal and state courts in Florida. As of June 30, 2013, 2,014 cases were pending in federal court, and 3,282 cases were pending in state court. These cases include approximately 6,423 plaintiffs. In addition, as of June 30, 2013, RJR Tobacco was aware of 69 additional cases that had been filed but not served. Ninety-eight cases have been tried in Florida state and federal courts since 2010, and numerous state court trials are scheduled for 2013. The number of pending cases fluctuates for a variety of reasons, including voluntary and involuntary dismissals. Voluntary dismissals include cases in which a plaintiff accepts an “offer of judgment,” referred to in Florida statutes as “proposals for settlement,” from RJR Tobacco and/or its affiliates. An offer of judgment, if rejected by the plaintiff, preserves RJR Tobacco’s right to recover attorneys’ fees under Florida law in the event of a favorable verdict and is sometimes made through court-ordered mediations.

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

On March 14, 2013, the Florida Supreme Court addressed the question in Douglas v. Philip Morris USA, Inc. Like the district court in Waggoner, the Florida Supreme Court held that the Engle findings automatically establish all of the conduct elements of every Engle Progeny claim, without any inquiry into whether the findings relate in any way to the specific claims of the individual plaintiff. However, the Florida Supreme Court disagreed with both the Eleventh Circuit in Bernice Brown and the district court in Waggoner in its characterization of the governing state law preclusion doctrine. Specifically, the Florida Supreme Court concluded that the question presented was one of “claim preclusion” rather than “issue preclusion,” and it stated that claim preclusion, unlike issue preclusion, has never been limited to facts shown to have been decided by a prior jury. The Florida Supreme Court then held

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

that its selection of the “claim preclusion” label under state law removed any due process problem that otherwise might have been present. RJR Tobacco intends to file a petition for writ of certiorari with the U.S. Supreme Court to seek further review of the Florida Supreme Court’s decision in Douglas, and that petition is presently due on August 11, 2013.

The same due process question is also now pending once again in the Eleventh Circuit. Several federal trials have gone forward under the Waggoner decision. The defendants have prevailed in most of them, but adverse verdicts were entered against RJR Tobacco in Walker v. R. J. Reynolds Tobacco Co. and Duke v. R. J. Reynolds Tobacco Co. RJR Tobacco has appealed Walker and Duke to the Eleventh Circuit. Both cases squarely present the question of whether use of the Engle findings to establish individual elements of progeny claims is consistent with federal due process. Once the Florida Supreme Court issued its opinion in Douglas, RJR Tobacco requested an expedited hearing in Duke and Walker, which was granted. Briefing in Duke and Walker is complete, and oral argument is scheduled for July 31, 2013.

On January 30, 2013, the U.S. District Court for the Middle District of Florida ordered the parties to participate in mediation discussions concerning all of the cases pending in that court. The defendants’ session with the mediators occurred on April 9, 2013. The discussions did not result in a resolution of all or any of the pending cases.

Eleven cases have become final before the Engle defendants could obtain review of their due process argument. These cases resulted in an aggregate payment by RJR Tobacco of $107.1 million ($80.7 million for compensatory and punitive damages and $26.5 million for attorneys’ fees and statutory interest). During the second quarter of 2013, an aggregate payment of $6.22 million ($1.52 million for compensatory and punitive damages and $4.70 million for attorneys’ fees and interest) was made in satisfaction of the adverse judgments in three Engle Progeny cases, Bowman, Reese and Weingart, described below.

The following chart reflects verdicts in individual Engle Progeny cases, pending as of June 30, 2013, in which a verdict has been returned against RJR Tobacco or B&W, or both. No liability for any of these cases has been recorded in RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2013. This chart does not include the mistrials or verdicts returned in favor of RJR Tobacco or B&W, or both.

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Compensatory Damages (as adjusted)(1)		Punitive Damages	Appeal Status

Sherman	50%	$775,000		$—	Florida Supreme Court granted review; decision pending
Jimmie Lee Brown	50%	600,000		—	Florida Supreme Court granted review; decision pending
Douglas	5%	250,000		—	Preparing to seek review with U.S. Supreme Court
Cohen	33.3%	3,300,000		10,000,000	Notice to invoke jurisdiction of Florida Supreme Court pending
Townsend	51%	5,500,000		20,000,000	First DCA affirmed remittitur
Putney	30%	4,500,000		2,500,000	Reversed; remanded for further proceedings
Buonomo	77.5%	4,060,000		15,700,000	Pending — Fourth DCA
Koballa	30%	300,000	(2)	—	Notice to invoke jurisdiction of Florida Supreme Court pending
Webb	90%	3,600,000		25,000,000	Remittitur entered; pending — First DCA
Kirkland	10%	10,000		250,000	Pending — Second DCA
Mack	65%	1,885,000		—	Pending — First DCA
Jewett	20%	218,600		—	Notice to invoke jurisdiction of Florida Supreme Court pending
Soffer	40%	2,000,000		—	Notice to invoke jurisdiction of Florida Supreme Court pending

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Ciccone	30%	1,000,000		50,000	Pending — Fourth DCA
Sury	20%	1,000,000	(4)	—	First DCA affirmed
Hallgren	25%	1,000,000	(5)	750,000	Pending — Second DCA
Ward	30%	487,000	(6)	1,700,000	Pending — First DCA
Emmon Smith	70%	7,000,000		20,000,000	Pending — First DCA
Duke	25%	7,700		—	Pending — Eleventh Circuit
Calloway	27%	16,100,000	(7)	17,250,000	Pending — Fourth DCA
Walker	10%	27,500		—	Pending — Eleventh Circuit
Hiott	40%	730,000		—	Pending — First DCA
Hancock	5%	700		—	Pending — Fourth DCA
Sikes	51%	3,520,000		2,000,000	Pending — First DCA
James Smith	55%	600,000	(8)	20,000	Post-trial motions pending(3)
Schlenther	50%	2,500,000		—	New trial on punitive damages only; pending — Second DCA
Ballard	55%	4,703,000		—	Post-trial motions pending(3)
Lock	9%	103,500		—	Pending — Second DCA
Williams	85%	4,250,000		—	Post-trial motions pending(3)
Evers	60%	1,938,000		—	Punitive damages reversed; pending — Second DCA
Schoeff	75%	7,875,000		30,000,000	Pending — Fourth DCA
Marotta	58%	3,480,000		—	Pending — Fourth DCA
Searcy	30%	6,000,000	(9)	10,000,000	Post-trial motions pending(3)
Aycock	72.5%	4,277,000		—	Final judgment has not been entered; Post-trial motions pending(3)
Earl Graham	20%	550,000		—	Post-trial motions pending(3)

Starr-Blundell	10%	50,000		—	Post-trial motions pending(3)

Odum	50%	100,000		—	Post-trial motions pending(3)

Skolnick	30%	767,000		—	Post-trial motions pending(3)

Thibault	70%	1,750,000		1,275,000	Post-trial motions pending(3)

Totals		$96,815,000		$156,495,000

(1)

Unless otherwise noted, compensatory damages in these cases are adjusted to reflect the jury’s allocation of comparative fault. Punitive damages are not so adjusted. The amounts listed above do not include attorneys’ fees or statutory interest that may apply to the judgments.

(2)	The court in Koballa found RJR Tobacco not liable for the plaintiff’s injuries, but awarded compensatory damages. For a detailed description of the case, see “— Engle and Engle Progeny Cases” below.
(3)	Should the pending post-trial motions be denied, RJR Tobacco will file a notice of appeal with the appropriate appellate court.
(4)	The trial court held the defendants jointly and severally liable for the entire $1 million, even though the jury had allocated 60% of fault to the plaintiff and 20% of fault to a co-defendant.
(5)	The trial court held the defendants jointly and severally liable, even though the jury allocated 50% of fault to the plaintiff and 25% to the co-defendant.
(6)	The trial court held the defendants jointly and severally liable, even though the jury allocated 50% of fault to the plaintiff and 20% to the co-defendants.
(7)

In its ruling on the post-trial motions, the court determined that the jury’s apportionment of comparative fault did not apply to the compensatory damages award and found the defendants jointly and severally liable.

(8)	The court did not apply comparative fault in the final judgment.
(9)	The court held the defendants jointly and severally liable, even though the jury allocated 40% of fault to the plaintiff and 30% to the co-defendant.

As of June 30, 2013, outstanding jury verdicts in favor of the Engle Progeny plaintiffs had been entered against RJR Tobacco in the amount of $96,815,000 in compensatory damages (as adjusted) and in the amount of $156,495,000 in punitive damages, for a total of $253,310,000. All of these verdicts are at various stages in the appellate process. During the second quarter of 2013, an aggregate payment of $6.22 million ($1.52 million for compensatory and punitive damages and $4.70 million for attorneys’ fees and interest) was made in satisfaction of

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

the adverse judgments in three Engle Progeny cases, Bowman, Reese and Weingart, described below. RJR Tobacco continues to believe that it has valid defenses in these cases, including the federal due process issues that impact all Engle Progeny cases. Should RJR Tobacco not prevail in any particular individual Engle Progeny case or determine that in any individual Engle Progeny case an unfavorable outcome has become probable and the amount can be reasonably estimated, a loss would be recognized, which could have a material adverse effect on earnings and cash flows of RAI in a particular fiscal quarter or fiscal year.

This recognition of Engle Progeny cases as of June 30, 2013, is consistent with RAI’s and RJR Tobacco’s historic recognition related to such smoking and health litigation claims. It is the policy of RJR Tobacco and its affiliates to vigorously defend all such claims, including Engle Progeny cases. It is also the policy of RJR Tobacco to record any loss concerning litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated on an individual case-by-case basis.

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

For a detailed description of these cases, see “— Engle and Engle Progeny Cases” and “— Health-Care Cost Recovery Cases — U.S. Department of Justice Case” below.

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

Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. It is likely that RJR Tobacco and other cigarette manufacturers will continue to have a similar number of tobacco-related trials in 2013 as it has had in recent years. There are seven cases, exclusive of Engle Progeny cases, scheduled for trial as of June 30, 2013 through June 30, 2014, for RJR Tobacco or its affiliates and indemnitees: one non-smoking and health case, five individual smoking and health cases, and one class-action. There are 54 Engle Progeny cases against RJR Tobacco and/or B&W set for trial through June 30, 2014, but it is not known how many of these cases will actually be tried.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Trial Results. From January 1, 2010 through June 30, 2013, 107 smoking and health, Engle Progeny and health-care cost recovery cases in which RJR Tobacco or B&W were defendants were tried, including 10 trials for cases where mistrials were declared in the original proceedings. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 54 cases, including 21 mistrials, tried in Florida (49), Missouri (1) and West Virginia (4). Verdicts in favor of the plaintiffs were returned in 49 cases tried in Florida, one in Connecticut, and one in New York. Two cases in Florida were dismissed during trial.

In the second quarter of 2013, 13 Engle Progeny cases in which RJR Tobacco was a defendant were tried:

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

•	In LaMotte v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants, including RJR Tobacco.

•

In David Cohen v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, Helen Cohen, to be 40% at fault, RJR Tobacco to be 30% at fault, and the remaining defendants collectively to be 30% at fault, and awarded $2.06 million in compensatory damages.

•	In John Campbell v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants, including RJR Tobacco.

•

In Graham v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, Faye Graham, to be 70% at fault, RJR Tobacco to be 20% at fault and the remaining defendant to be 10% at fault, and awarded $2.75 million in compensatory damages. Punitive damages were not awarded.

•

In Starr-Blundell v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, Lucy Mae Starr, to be 80% at fault, RJR Tobacco to be 10% at fault and the remaining defendant to be 10% at fault, and awarded $500,000 in compensatory damages. Punitive damages were not awarded.

•

In Odum v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, Ethelene Hazouri, to be 50% at fault and RJR Tobacco to be 50% at fault, and awarded $200,000 in compensatory damages.

•	In Weinstein v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco.

•

In Skolnick v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, Leo Skolnick, to be 40% at fault, RJR Tobacco to be 30% at fault and the remaining defendant to be 30% at fault, and awarded $2.56 million in compensatory damages.

•

In Thibault v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, Evelyn Thibault, to be 30% at fault and RJR Tobacco to be 70% at fault, and awarded $1.75 million in compensatory damages and $1.28 million in punitive damages.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

•	In Hausner v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco.

For a detailed description of the above-described cases, see “— Engle and Engle Progeny Cases” below.

In the second quarter of 2013, two non-Engle Progeny individual smoking and health cases in which RJR Tobacco was a defendant were tried.

•	In Whitney v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants, including RJR Tobacco.

•

In the consolidated In re: Tobacco Litigation Individual Personal Injury Cases, the jury returned a verdict in favor of the defendants on all claims except for failure to instruct on ventilated cigarettes between 1964 and 1969. No punitive damages were awarded.

The following chart reflects the verdicts in the smoking and health cases or health-care cost recovery cases that have been tried and remain pending as of June 30, 2013, in which verdicts have been returned against RJR Tobacco or B&W, or both. For information on the verdicts in the Engle Progeny cases that have been tried and remain pending as of June 30, 2013, in which verdicts have been returned against RJR Tobacco or B&W, or both, see the Engle Progeny cases chart above. For information on the post-trial status of individual smoking and health cases and the governmental health care cost recovery case, see “— Individual Smoking and Health Cases,” and “—Health-Care Cost Recovery Cases – U.S. Department of Justice Case,” respectively, below:

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Individual Smoking and Health Cases

As of June 30, 2013, 92 individual cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II, Engle Progeny or West Virginia IPIC cases discussed below. A total of 90 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining two cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to environmental tobacco smoke, referred to as ETS.

Below is a description of the individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2013 to June 30, 2013, or remained on appeal as of June 30, 2013.

On December 18, 2003, the jury returned a verdict in favor of the plaintiff in Frankson v. Brown & Williamson Tobacco Corp., a case filed in August 2000 in Supreme Court, Kings County, New York, awarded $350,000 in compensatory damages and eventually returned a verdict of $20 million in punitive damages against the defendants in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco, who was dismissed prior to trial, and B&W. Other manufacturers were dismissed before trial. The plaintiff, Gladys Frankson, alleged that Mr. Frankson became addicted to nicotine, was unable to stop smoking, developed lung cancer and died as a result. The defendants as a group and the deceased smoker were each found to be 50% at fault. On January 9, 2004, the jury awarded $20 million in punitive damages, assigning $6 million to B&W and $2 million to American Tobacco, a predecessor company to B&W. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $8.018 million. After various post-trial motions and appeals, the New York Supreme Court, Appellate Division, affirmed the compensatory damages award, set aside the punitive damages award and remanded the case to the Kings County Supreme Court for a new trial on punitive damages. In July 2012, the defendants filed a motion for summary judgment dismissing the plaintiff’s claims for punitive damages. The motion was argued on August 28, 2012. On June 19, 2013, the plaintiff stipulated to withdraw her claims for punitive damages, and the Kings County Supreme Court ordered the dismissal of these claims. On the same day, the plaintiff moved for an additur to the compensatory damages award, and the Kings County Supreme Court granted an additur to the pain and suffering component of the award for compensatory damages from $100,000 to $1,376,194, thereby increasing the total award for compensatory damages from $350,000 to $1,626,194, again with the defendants as a group and the deceased smoker each found to be 50% at fault. An amended final judgment was entered on June 19, 2013, in the amount of $1.58 million, comprised of $813,000 in compensatory damages and $767,000 in statutorily-accrued interest. On June 25, 2013, RJR Tobacco paid $1.58 million in satisfaction of the judgment. Also, in June 2013, the Kings County Supreme Court ordered the cancellation of the supersedeas bond in the amount of $8.018 million, and discharged the surety from its obligations thereunder.

On February 1, 2005, the jury returned a split verdict in Smith v. Brown & Williamson Tobacco Corp., a case filed in May 2003 in Circuit Court, Jackson County, Missouri, finding in favor of B&W on two counts, fraudulent concealment and conspiracy, and finding in favor of the plaintiffs on negligence, which incorporates failure to warn and product defect claims. The plaintiffs were awarded $2 million in compensatory damages and $20 million in punitive damages; however, the jury found the plaintiff to be 75% at fault and B&W 25% at fault, and thus the compensatory award was reduced to $500,000. The Missouri Court of Appeals affirmed the compensatory damages award but reversed and ordered a new trial on punitive damages. On July 29, 2009, RJR Tobacco, on behalf of B&W, paid the compensatory damages verdict, plus interest, in the amount of approximately $700,000. In August 2009, the jury in the punitive damages retrial returned a verdict for the plaintiffs and awarded the plaintiffs $1.5 million in punitive damages. B&W and the plaintiffs filed notices of appeal in December 2009. In October 2012, the Missouri Court of Appeals reversed the punitive damages award entered in August 2009, and remanded the case for another new trial on punitive damages. In November 2012, B&W filed an application for transfer to the Missouri Supreme Court, which was granted in December 2012. Oral argument occurred on May 21, 2013. A decision is pending.

On May 26, 2010, the jury returned a verdict in favor of the plaintiff in Izzarelli v. R. J. Reynolds Tobacco Co., a case filed in December 1999 in the U.S. District Court for the District of Connecticut. The plaintiff sought to recover damages for personal injuries that the plaintiff alleges she sustained as a result of unsafe and unreasonably

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

dangerous cigarette products and for economic losses she sustained as a result of unfair trade practices of the defendant. The jury found RJR Tobacco to be 58% at fault and the plaintiff to be 42% at fault, awarded $13.9 million in compensatory damages and found the plaintiff to be entitled to punitive damages. In December 2010, the court awarded the plaintiff $3.97 million in punitive damages. Final judgment was entered on December 30, 2010, in the amount of $11.95 million. The court granted the plaintiff’s motion for offer of judgment interest, and awarded the plaintiff $15.8 million for the period of December 6, 1999 up to and including December 5, 2010, and approximately $4,000 per day thereafter until an amended judgment was entered. The amended judgment was entered in the amount of approximately $28.1 million on March 4, 2011. RJR Tobacco filed a notice of appeal in September 2011. Oral argument occurred on March 18, 2013. A decision is pending.

On May 19, 2011, in Hargroves v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco. The case was filed in December 2005 in the Circuit Court, Hillsborough County, Florida. The plaintiff alleged that as a result of using the defendant’s products, the decedent, Debra Hargroves, suffered from lung cancer, emphysema, heart disease and other smoking-related diseases and/or conditions. Final judgment was entered in May 2011. The plaintiff filed a notice of appeal, and RJR Tobacco filed a notice of cross appeal in August 2011. On April 30, 2012, RJR Tobacco dismissed its cross appeal. In March 2013, the Second District affirmed the trial court’s judgment, per curiam. The plaintiff did not seek further review of the case.

On December 12, 2012, in Clinton v. Brown & Williamson Holdings, Inc., the jury returned a verdict in favor of the plaintiff and awarded $1.35 million in compensatory damages. The case was filed in Supreme Court, New York County, New York. The plaintiff alleged that as a result of using the defendant’s products, the decedent, William Champagne, suffered from lung cancer. The plaintiff sought $100 million in compensatory damages. The defendants removed the case to the U.S. District Court for the Southern District of New York in 2005. Final judgment against B&W in the amount of approximately $1.35 million was entered in December 2012. In June 2013, the court denied the defendant’s post-trial motions and granted in part and denied in part the plaintiff’s post-trial motions. The court denied the plaintiff’s motion for a new trial on loss of consortium damages; however, the court granted the plaintiff’s motion to amend the judgment to include pre—and post-judgment interest and motion for new trial on damages for pain and suffering and for the descendants’ losses. The new trial has not been scheduled.

On June 19, 2013, in Whitney v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants. The case was filed in January 2011, in the Circuit Court, Alachua County, Florida. The plaintiff alleged that as a result of using the defendants’ products, she suffers from lung cancer and emphysema. The plaintiff filed a motion for a new trial on July 1, 2013. A decision is pending. Final judgment was entered on July 10, 2013.

West Virginia IPIC

In West Virginia, as of June 30, 2013, 564 individual claims remain pending in a consolidated action, In re: Tobacco Litigation Individual Personal Injury Cases. The defendants are Philip Morris, Lorillard and RJR Tobacco (including claims concerning The American Tobacco Company and B&W). The Case Management Order calls for these cases to be resolved in a two phase procedure — a common issue trial in Phase I, and, if plaintiffs prevail on one or more issues, a Phase II, consisting of individual trials of liability, medical causation, compensatory damages, and punitive damages for each of the individual plaintiffs. The Phase I trial began on April 15, 2013 and was concluded on May 15, 2013. It focused on whether defendants manufactured defective products, whether their conduct was tortious and whether their conduct meets the standard for a potential award of punitive damages under West Virginia law. The jury returned a defense verdict on all claims except for failure to instruct on ventilated cigarettes between 1964 and 1969, and no punitive damages were awarded. Individual trials, if any, will be limited to those plaintiffs who smoke cigarettes with ventilated filters during that 5-year time frame.

Engle and Engle Progeny Cases

Trial began in July 1998 in Engle v. R. J. Reynolds Tobacco Co., a class-action filed in May 1994, in Circuit Court, Miami-Dade County, Florida. The Engle class consisted of Florida citizens and residents, and their survivors, who suffer from or have died from diseases or medical conditions caused by an addiction to smoking. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W. The class sought compensatory and punitive damages in excess of $100 billion. In July 1999, the jury found against RJR Tobacco, B&W and the other defendants in the initial phase, which included alleged common issues related to certain elements of liability, general causation, the addictiveness of cigarettes, and potential entitlement to punitive damages.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On July 14, 2000, in the second phase of the trial, the jury returned a punitive damages verdict in favor of the class of approximately $145 billion, including verdicts of $36.3 billion and $17.6 billion against RJR Tobacco and B&W, respectively.

In November 2000, the trial judge denied all post-trial motions and entered judgment. The Third DCA reversed the final judgment, set aside the punitive damages award, and remanded the case to the trial court with instructions to decertify the class. The class appealed, and the Florida Supreme Court accepted the case in May 2004.

In July 2006, the court affirmed the decision setting aside punitive damages and decertified the class on a going-forward basis. The court preserved a number of findings from Phase I of the trial, including that cigarettes can cause certain diseases, that nicotine is addictive, and that defendants placed defective and unreasonably dangerous cigarettes on the market. The court authorized former class members to file individual lawsuits within one year from the date its decision became final, in which the preserved findings would have unspecified “res judicata” effect. The court limited the class to Florida citizens or residents who suffered or died from smoking-related illnesses that “manifested” themselves on or before November 21, 1996, and that were caused by an addiction to cigarettes that contain nicotine.

In August 2006, RJR Tobacco and the other defendants filed a rehearing motion arguing, among other things, that the findings from the Engle trial were not sufficiently specific to serve as the basis for further proceedings and that the Florida Supreme Court’s decision denied the defendants due process. In December 2006, the Florida Supreme Court withdrew its July 2006 decision and issued a revised opinion, in which it set aside the jury’s findings of a conspiracy to misrepresent and clarified that the Engle jury’s finding on express warranty were preserved for use by eligible plaintiffs.

In 2007, the U.S. Supreme Court denied the defendants’ petition for writ of certiorari. In the wake of the Florida Supreme Court ruling, thousands of individuals filed separate lawsuits seeking to benefit from the Engle ruling. Such lawsuits are referred to as the Engle Progeny cases. As of June 30, 2013, RJR Tobacco was a defendant in 5,296 Engle Progeny cases in both state and federal courts in Florida. These cases include approximately 6,423 plaintiffs. Many of these cases are in active discovery or nearing trial.

Two federal district courts ruled that the findings in the first phase of the Engle proceedings cannot be used to establish elements of plaintiffs’ claims, and those rulings were certified for interlocutory review. In July 2010, in Bernice Brown v. R. J. Reynolds Tobacco Co., the Eleventh Circuit held, as a matter of Florida law, that the findings from the first phase of the Engle proceedings can be used to establish only facts shown to a reasonable degree of certainty to have been actually decided in Engle. Because the court based that conclusion on state-law grounds, it did not find it necessary to consider whether the same rule was required by the Due Process Clause of the U.S. Constitution.

On December 14, 2010, the First DCA rejected the Eleventh Circuit’s holding and concluded, in the Martin v. R. J. Reynolds Tobacco Co. case, that the Engle findings “establish the conduct of elements” of plaintiffs’ claims regardless of what the Engle jury actually decided. On March 14, 2013, in Douglas, the Florida Supreme Court agreed with Martin and held that the use of the Engle findings to establish the conduct element of progeny claims is consistent with both Florida preclusion law and federal due process. RJR Tobacco intends to seek review of Douglas in the U.S. Supreme Court, and its petition for writ of certiorari is presently due on August 11, 2013.

After the Florida appellate courts rejected Bernice Brown’s interpretation of Florida preclusion law, the federal district courts again faced the question whether use of the Engle findings to establish individual elements of progeny claims is consistent with federal due process. In Waggoner v. R. J. Reynolds Tobacco Co., the federal district court concluded that such use did not violate due process. The Waggoner ruling has been applied to all Engle Progeny cases pending in the District Court for the Middle District of Florida. In two of those cases, Duke v. R. J. Reynolds Tobacco Co., and Walker v. R. J. Reynolds Tobacco Co., RJR Tobacco has appealed the due-process ruling to the Eleventh Circuit. A consolidated oral argument in Duke and Walker is scheduled for July 31, 2013.

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

Below is a description of the Engle Progeny cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2013 to June 30, 2013, or remained on appeal as of June 30, 2013.

On May 5, 2009, in Sherman v. R. J. Reynolds Tobacco Co., a case filed in September 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff. The plaintiff, Melba Sherman, alleged that as a result of using the defendant’s products, the decedent, John Sherman, developed lung cancer and died. The plaintiff sought compensatory damages and an unspecified amount of punitive damages. On May 8, 2009, the jury awarded compensatory damages of $1.55 million and found the decedent to be 50% at fault. No punitive damages were awarded. The court entered final judgment in the amount of $775,000 in June 2009. RJR Tobacco filed a notice of appeal to the Fourth DCA, and posted a supersedeas bond in the amount of approximately $900,000. The plaintiff filed a notice of cross appeal of the final judgment in July 2009. In February 2012, the Fourth DCA affirmed the trial court’s decision. In March 2012, RJR Tobacco filed a notice to invoke discretionary jurisdiction of the Florida Supreme Court. In May 2013, the Florida Supreme Court accepted jurisdiction, and the case will be submitted without oral argument.

On May 20, 2009, in Jimmie Lee Brown v. R. J. Reynolds Tobacco Co., a case filed in March 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff. The plaintiff alleged that the decedent, Roger Brown, developed smoking related diseases, which resulted in his death. The plaintiff sought compensatory damages and an unspecified amount of punitive damages. The jury later returned a verdict that the decedent was 50% at fault for his injuries and awarded compensatory damages of $1.2 million. No punitive damages were awarded. RJR Tobacco’s post-trial motions were denied, and the court entered final judgment in the amount of $600,000. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of approximately $700,000. The Fourth DCA affirmed the trial court’s judgment in September 2011. In November 2011, RJR Tobacco filed a notice to invoke discretionary jurisdiction of the Florida Supreme Court. In May 2013, the Florida Supreme Court accepted jurisdiction, and the case will be submitted without oral argument.

On February 25, 2010, in Grossman v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Broward County, Florida, the court declared a mistrial due to the jury’s inability to reach a decision. The plaintiff alleged that as a result of an addiction to cigarettes, the decedent, Laura Grossman, developed lung cancer and died. The plaintiff sought damages in excess of $15,000 and all taxable costs and interest. Retrial began in March 2010. In April 2010, the jury returned a verdict in favor of the plaintiff in Phase I, and in Phase II awarded $1.9 million in compensatory damages and no punitive damages. The jury also found RJR Tobacco to be 25% at fault, the decedent to be 70% at fault and the decedent’s spouse to be 5% at fault. Final judgment was entered in June 2010, in the amount of $483,682. In July 2011, RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of approximately $484,000. The plaintiff filed a notice of cross appeal. In June 2012, the Fourth DCA entered an opinion that affirmed the trial court’s judgment, but remanded the case for a new trial on all Phase II issues. In October 2012, RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. A decision is pending. Retrial began on July 11, 2013.

On March 10, 2010, in Douglas v. Philip Morris USA, Inc., a case filed in October 2007 in Circuit Court, Hillsborough County, Florida, a jury returned a verdict for the plaintiff, found the decedent, Charlotte Douglas, to be 50% at fault, RJR Tobacco to be 5% at fault and the remaining defendants to be 45% at fault, and awarded $5 million in compensatory damages. No punitive damages were awarded. The plaintiff alleged that as a result of the decedent’s addiction to smoking the defendants’ cigarettes, she suffered bodily injury and died. In March 2010, the court entered final judgment against RJR Tobacco in the amount of $250,000. RJR Tobacco filed a notice of appeal to the Second DCA, and posted a supersedeas bond in the amount of $250,000. On March 30, 2012, the Second DCA affirmed the trial court’s decision. However, the court agreed that the issue of due process is one that will be applicable to the many Engle Progeny cases being considered by the trial courts and certified the question regarding the due process issue to the Florida Supreme Court as being one of great importance. RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. The Florida Supreme Court accepted

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

jurisdiction and, in March 2013, affirmed the Second DCA’s ruling for the plaintiff and found that accepting as res judicata the eight Phase I findings approved in Engle does not violate the tobacco companies’ due process rights. RJR Tobacco intends to file a petition for writ of certiorari with the U.S. Supreme Court to seek further review of the Florida Supreme Court’s decision, and that petition is presently due August 11, 2013.

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

On April 21, 2010, in Townsend v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Alachua County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 51% at fault and the decedent, Frank Townsend, to be 49% at fault, and awarded $10.8 million in compensatory damages and $80 million in punitive damages. The plaintiff alleged that the decedent died from lung cancer as a result of his addiction to the defendant’s products. Final judgment was entered on April 29, 2010, in the amount of $5.5 million in compensatory damages and $40.8 million in punitive damages, which represents 51% of the original damages awards. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $5 million. In February 2012, the First DCA affirmed the compensatory damages verdict, but remanded the case to the trial court for remittitur of the punitive damages or a potential new trial on punitive damages. In June 2012, the trial court entered an order that remitted the punitive damages award to $20 million. The plaintiff consented, and an amended final judgment was entered against RJR Tobacco in the amount of $5.5 million in compensatory damages and $20 million in punitive damages. RJR Tobacco filed a notice of rejection of the remittitur and a demand for a new trial on the punitive damages issue. RJR Tobacco also filed a notice of appeal of the amended final judgment entered in June 2012. In June 2013, the First DCA affirmed the remitted punitive damage award, determined that the $20 million award was not excessive, and denied RJR Tobacco’s request to reject the remittitur and demand for a new trial. RJR Tobacco filed a motion for rehearing, rehearing en banc, and certification of a conflict in appellate decisions. The motion remains pending before the First DCA.

On April 26, 2010, in Putney v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Margot Putney, to be 35% at fault, RJR Tobacco to be 30% at fault and the remaining defendants to be 35% at fault, and awarded $15.1 million in compensatory damages and $2.5 million in punitive damages each against RJR Tobacco and the remaining defendants. The plaintiff alleged that the decedent suffered from nicotine addiction and lung cancer as a result of using the defendants’ products. In August 2010, final judgment was entered against RJR Tobacco in the amount of $4.5 million in compensatory damages, and $2.5 million in punitive damages. RJR Tobacco filed a notice of appeal and the plaintiff filed a notice of cross appeal. In December 2010, the court entered an amended final judgment to provide that interest would run from April 26, 2010. The defendants filed a joint notice of appeal to the Fourth DCA of the amended final judgment, and RJR Tobacco posted a supersedeas bond in the amount of approximately $2.4 million. In June 2013, the Fourth DCA held that the court erred in denying the defendants’ motion for remittitur of the compensatory damages for loss of consortium and in striking the defendants’ statute of repose affirmative defenses. As a result, the verdict was reversed, and the case was remanded for further proceedings. The plaintiff filed a motion for rehearing, written opinion on one issue, or certification of conflict to the Florida Supreme Court on July 15, 2013.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On May 20, 2010, in Buonomo v. R. J. Reynolds Tobacco Co., a case filed in October 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 77.5% at fault and the decedent, Matthew Buonomo, to be 22.5% at fault, and awarded $5.2 million in compensatory damages and $25 million in punitive damages. The plaintiff alleged that the decedent was addicted to cigarettes and, as a result, developed one or more smoking related medical conditions and/or diseases. Post-trial motions were denied, but the court, in accordance with the Florida statutory limitation on punitive damage awards, ordered the punitive damage award of $25 million be reduced to $15.7 million – three times the compensatory damages award of $5.2 million. In August 2010, the court entered final judgment in the amount of $4.06 million in compensatory damages and $15.7 million in punitive damages. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $5 million. The plaintiff also filed a notice of appeal. Oral argument occurred on April 23, 2013. A decision is pending.

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

On October 29, 2010, in Koballa v. Philip Morris USA Inc., a case filed in December 2007, in the Circuit Court, Volusia County, Florida against tobacco industry defendants, including RJR Tobacco, the court declared a mistrial after the jury informed the court that they were unable to reach a verdict. The plaintiff alleged that as a result of the use of the defendants’ defective and unreasonably dangerous tobacco products, she suffers from, or has suffered from, nicotine addiction, lung cancer and other smoking related medical conditions and/or diseases. Retrial began on March 21, 2011, and on March 31, 2011, the jury returned an inconsistent verdict. The jury found that RJR Tobacco was not liable for the plaintiff’s injuries, but found that her past injuries were worth $1 million with the plaintiff being 70% at fault and RJR Tobacco 30% at fault. The court entered final judgment in August 2011. RJR Tobacco filed a notice of appeal to the Fifth DCA and posted a supersedeas bond in the amount of $300,000. In September 2012, the Fifth DCA affirmed the trial court’s judgment, per curiam. RJR Tobacco’s motion for a written opinion was granted in October 2012. In November 2012, RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. A decision is pending.

On November 4, 2010, in Vasko v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of RJR Tobacco. The jury found that the plaintiff’s claim was barred by the statute of limitations. The plaintiff alleged that the decedent, John Vasko, was addicted to cigarettes manufactured by the defendants, and as a result, developed one or more smoking related medical conditions and/or diseases, including lung cancer. Final judgment was entered, and the plaintiff filed a notice of appeal to the Fourth DCA. The Fourth DCA affirmed the trial court’s judgment, per curiam, on March 28, 2013. In June 2013, the Fourth DCA denied the plaintiff’s motion for rehearing and request for opinion. The deadline for the plaintiff to file a notice to invoke the discretionary jurisdiction of the Florida Supreme Court was July 15, 2013.

On November 15, 2010, in Webb v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Levy County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 90% at fault and the decedent, James Horner, to be 10% at fault, and awarded $8 million in compensatory damages and $72 million in punitive damages. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent developed one or more smoking related medical conditions and/or diseases. The court entered final judgment in November 2010. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $5 million. The plaintiff filed a notice of cross appeal. In April 2012, the First DCA affirmed the liability verdict, but ordered a remittitur or a new trial on damages. The trial court entered an order of remittitur or, alternatively, for a new trial. The court ordered that the compensatory damage award be reduced to $4 million and the punitive damage award be reduced to $25 million. The plaintiff consented to the remitted judgment, and RJR Tobacco filed a notice of rejection of the remittitur and demand for a new trial. The trial court entered an amended final judgment in September 2012. RJR Tobacco filed a notice of appeal to the First DCA of the amended final judgment in October 2012. Briefing is complete. Oral argument has not been scheduled. In November 2012, the Florida Supreme Court denied RJR Tobacco’s petition for review of the First DCA’s decision on the original judgment. RJR Tobacco’s appeal of the amended judgment remains pending.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On February 10, 2011, in Kirkland v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Hillsborough County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 10% at fault and the plaintiff to be 90% at fault, and awarded $100,000 in compensatory damages. The jury also awarded the plaintiff $250,000 in punitive damages. The plaintiff alleged that he was addicted to cigarettes, and as a result, developed larynx cancer and other smoking related medical conditions and/or diseases. Final judgment was entered in March 2011. The plaintiff filed a notice of appeal to the Second DCA on April 12, 2011. RJR Tobacco filed a notice of cross appeal and posted a supersedeas bond in the amount of $260,000. In January 2012, the plaintiff voluntarily dismissed his appeal. RJR Tobacco’s appeal remains pending. Briefing is complete. Oral argument has not been scheduled.

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

On March 28, 2011, in Oliva v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that as a result of smoking the defendants’ cigarettes, he developed chronic obstructive pulmonary disease and other smoking related diseases. Final judgment was entered in April 2011. The plaintiff filed a notice of appeal to the First DCA, and the defendants filed a notice of cross appeal in June 2011. In February 2013, the First DCA affirmed, per curiam, the trial court’s judgment. The plaintiff’s motion for rehearing en banc, motion for clarification and for issuance of written opinion was denied in March 2013. The plaintiff did not seek further review.

On April 13, 2011, in Tullo v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of RJR Tobacco and the plaintiff, but against the remaining defendants. The jury awarded $4.5 million in compensatory damages and no punitive damages. The jury found the decedent, Dominick Tullo, to be 45% at fault and the remaining defendants cumulatively to be 55% at fault. The plaintiff alleged that the decedent was addicted to cigarettes manufactured by the defendants, and as a result, developed chronic obstructive pulmonary disease and other smoking related illnesses and/or diseases. The plaintiff sought in excess of $15,000 against each defendant, taxable costs and interest. The court denied the plaintiff’s motion for a new trial against RJR Tobacco and denied the remaining defendants’ post-trial motions in June 2011. The remaining defendants have filed an appeal to the Fourth DCA, and the plaintiff filed a cross appeal. The plaintiff also filed a notice of appeal of the order denying the plaintiff’s motion for new trial against RJR Tobacco. RJR Tobacco filed a cross appeal of the same order. Oral argument occurred on June 19, 2013. A decision is pending.

On April 26, 2011, in Andy Allen v. R. J. Reynolds Tobacco Co., a case filed in September 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 45% at fault, the decedent, Patricia Allen, to be 40% at fault and the remaining defendant to be 15% at fault, and awarded $6 million in compensatory damages and $17 million in punitive damages against each defendant. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent developed chronic obstructive pulmonary disease. Final judgment was entered against RJR Tobacco in the amount of $19.7 million in May 2011. In October 2011, the court entered a remittitur of the punitive damages to $8.1 million and denied all other post-trial motions. The defendants filed a joint notice of appeal, RJR Tobacco posted a supersedeas bond in the amount of $3.75 million, and the plaintiff filed a notice of cross appeal in November 2011. In May 2013, the First DCA reversed the trial court’s judgment and remanded the case for a new trial. The plaintiff’s motion for rehearing or rehearing en banc was denied in July 2013. The new trial has not been scheduled.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On May 20, 2011, in Reese v. R. J. Reynolds Tobacco Co., a case filed in September 2007, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the plaintiff to be 70% at fault and RJR Tobacco to be 30% at fault, and awarded $3.6 million in compensatory damages and no punitive damages. The plaintiff alleged that as a result of smoking the defendant’s products, she became addicted and developed laryngeal cancer, peripheral vascular disease and chronic obstructive pulmonary disease. The court entered final judgment on May 25, 2011. RJR Tobacco filed a notice of appeal to the Third DCA and posted a supersedeas bond in the amount of $1.07 million. In February 2013, the Third DCA affirmed the judgment of the trial court. The deadline to file a petition for writ of certiorari to the U.S. Supreme Court was July 19, 2013. RJR Tobacco paid $3.33 million in satisfaction of the judgment on May 31, 2013.

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

On July 15, 2011, in Ciccone v. R. J. Reynolds Tobacco Co., a case filed in August 2004, in the Circuit Court, Broward County, Florida, a jury returned a verdict finding the plaintiff is a member of the Engle class. The plaintiff alleged that as a result of the use of the defendant’s tobacco products, the decedent, George Ciccone, suffered from nicotine addiction and one or more smoking related diseases and/or medical conditions. On July 21, 2011, the jury awarded approximately $3.2 million in compensatory damages and $50,000 in punitive damages. The jury found the decedent to be 70% at fault and RJR Tobacco to be 30% at fault. Final judgment was entered in September 2011, and RJR Tobacco filed a notice of appeal to the Fourth DCA. RJR Tobacco posted a supersedeas bond in the amount of approximately $1 million on October 17, 2011. Oral argument occurred on June 25, 2013. A decision is pending.

On July 19, 2011, in Weingart v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of the plaintiff; however, they refused to award compensatory or punitive damages and found the decedent, Claire Weingart, to be 91% at fault. The plaintiff alleged that as a result of using the defendants’ tobacco products, the decedent developed lung cancer and other smoking related medical conditions and/or diseases. In September 2011, the court granted the plaintiff’s motion for

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

additur or new trial. The plaintiff was awarded $150,000 as an additur for pain and suffering damages. Final judgment was entered in the amount of $4,500, against each defendant and the defendants filed a joint notice of appeal to the Fourth DCA in November 2011. RJR Tobacco posted a supersedeas bond in the amount of $4,500. In February 2013, the Fourth DCA affirmed the trial court’s judgment, per curiam. RJR Tobacco paid approximately $51,000 in satisfaction of the judgment on June 10, 2013.

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

On November 28, 2011, in Sury v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, William Sury, to be 60% at fault, RJR Tobacco to be 20% at fault, and the remaining defendant to be 20% at fault, and awarded $1 million in compensatory damages and no punitive damages. The plaintiff alleged that as a result of the use of the defendants’ products, the decedent suffered from lung cancer. Final judgment was entered in March 2012. The court entered an amended final judgment that held the defendants jointly and severally liable for the entire $1 million, even though the jury had allocated 60% of fault to the plaintiff and 20% of fault to a co-defendant. The defendants filed a notice of appeal to the First DCA on April 20, 2012, and RJR Tobacco posted a supersedeas bond in the amount of $500,000. In June 2013, the First DCA affirmed the final judgment. RJR Tobacco filed a motion for rehearing on July 22, 2013.

On January 24, 2012, in Hallgren v. R. J. Reynolds Tobacco Co., a case filed in April 2007, in the Circuit Court, Highlands County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Claire Hallgren, to be 50% at fault, RJR Tobacco to be 25% at fault, and the remaining defendant to be 25% at fault, and awarded $2 million in compensatory damages and $750,000 in punitive damages against each defendant. The plaintiff alleged that the decedent was addicted to the defendants’ products, and as a result, suffered from lung cancer. In March 2012, the court entered final judgment in the amount of approximately $1 million for which RJR Tobacco and the other defendant are jointly and severally liable; and $750,000 in punitive damages against each defendant and reserved jurisdiction to rule on post-trial motions. The defendants filed a joint notice of appeal to the Second DCA, and RJR Tobacco posted a supersedeas bond in the amount of approximately $1.3 million in May 2012. The plaintiff filed a notice of cross appeal. Oral argument occurred on June 4, 2013. A decision is pending.

On January 25, 2012, in Ward v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Mattie Ward, to be 50% at fault, RJR Tobacco to be 30% at fault, and the remaining defendants, collectively, to be 20% at fault, and awarded $1 million in compensatory damages and $1.7 million in punitive damages. The plaintiff alleged that the decedent was addicted to the defendants’ products, and as a result, suffered from chronic obstructive pulmonary disease and other smoking related conditions and/or diseases. In March 2012, the court entered final judgment in the amount of $487,000 in compensatory damages, for which RJR Tobacco and the other defendants are jointly and severally liable; and $1.7 million in punitive damages against RJR Tobacco. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $2.19 million in June 2012. The plaintiff filed a notice of cross appeal. Oral argument occurred on July 17, 2013. A decision is pending.

On February 29, 2012, in Marotta v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Broward County, Florida, the court declared a mistrial during jury prequalification. The plaintiff alleged that the decedent, Phil Marotta, was addicted to cigarettes and, as a result, suffered from lung cancer. The plaintiff

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

sought compensatory damages in excess of $75,000, including compensatory and punitive damages, costs and pre-judgment interest. Retrial began on March 7, 2013. On March 20, 2013, a jury returned a verdict in favor of the plaintiff, found the decedent to be 42% at fault and RJR Tobacco to be 58% at fault and awarded $6 million in compensatory damages and no punitive damages. Post-trial motions were denied, final judgment was entered, and RJR Tobacco filed a notice of appeal to the Fourth DCA in April 2013. The plaintiff filed a notice of cross appeal in May 2013. Briefing is underway.

On March 19, 2012, in McCray v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that the decedent, Mercedia Walker, was addicted to the defendants’ tobacco products, and as a result, suffered from one or more smoking related diseases and/or medical conditions. The plaintiff sought compensatory damages for all injuries and losses, all recoverable costs of the case, and all legally recoverable interest. Final judgment was entered in March 2012. The plaintiff filed a notice of appeal in July 2012. Briefing is complete. Oral argument has not been scheduled.

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

On April 10, 2012, in Duke v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Sarah Duke, to be 75% at fault and RJR Tobacco to be 25% at fault, and awarded $30,705 in compensatory damages and no entitlement to punitive damages. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent developed smoking related diseases. The plaintiff sought compensatory and punitive damages, including costs and interest. RJR Tobacco filed a notice of appeal to the Eleventh Circuit in September 2012. In November 2012, RJR Tobacco posted a supersedeas bond in the amount of approximately $7,800. In February 2013, the Eleventh Circuit granted the joint motion to consolidate the appeal with the appeal in Walker v. R. J. Reynolds Tobacco Co., discussed below. Oral argument is scheduled for July 31, 2013.

On May 21, 2012, in Walker v. R. J. Reynolds Tobacco Co., a case filed in August 2007, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Albert Walker, to be 90% at fault and RJR Tobacco to be 10% at fault, and awarded $275,000 in compensatory damages with no entitlement to punitive damages. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent suffered bodily injury. The plaintiff sought compensatory and punitive damages, including costs and interest. The court entered final judgment in May 2012. RJR Tobacco filed a notice of appeal to the Eleventh Circuit and posted a supersedeas bond in the amount of $27,775. In February 2013, the Eleventh Circuit granted the joint motion to consolidate the appeal with the appeal in Duke v. R. J. Reynolds Tobacco Co., discussed above. Oral argument is scheduled for July 31, 2013. RJR Tobacco posted a substitute supersedeas bond in the amount of approximately $45,800 in June 2013.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On August 1, 2012, in Hiott v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Kenneth Hiott, to be 60% at fault and RJR Tobacco to be 40% at fault, and awarded $1.83 million in compensatory damages and no punitive damages. The plaintiff alleged that as a result of using the defendant’s product, the decedent suffered from addiction and smoking related diseases and/or conditions. The plaintiff sought an unspecified amount of compensatory and punitive damages. In November 2012, final judgment was entered against RJR Tobacco in the amount of $730,000 in compensatory damages. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $730,000 in December 2012. Briefing is underway.

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

On September 20, 2012, in Sikes v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Jimmie Sikes, to be 49% at fault and RJR Tobacco to be 51% at fault, and awarded $4.1 million in compensatory damages and $2 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s product, the decedent suffered from chronic obstructive pulmonary disease. Final judgment was entered against RJR Tobacco in the amount of $6.1 million on June 3, 2013. The court entered a corrected final judgment against RJR Tobacco in the amount of $5.5 million and vacated the June 3, 2013 final judgment. RJR Tobacco filed a notice of appeal to the First DCA, and posted a supersedeas bond in the amount of $5 million, in July 2013.

On October 17, 2012, in James Smith v. R. J. Reynolds Tobacco Co., a case filed in August 2007, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Wanette Smith, to be 45% at fault and RJR Tobacco to be 55% at fault, and awarded $600,000 in compensatory damages and $20,000 in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from lung cancer and chronic obstructive pulmonary disease. The plaintiff sought compensatory and punitive damages, costs and interest. Final judgment was entered against RJR Tobacco in the amount of $620,000. Post-trial motions are pending.

On October 18, 2012, in Schlenther v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Hillsborough County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Beverly Schlenther, to be 50% at fault and RJR Tobacco to be 50% at fault, and awarded $5 million in compensatory

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

damages and $2.5 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from chronic obstructive pulmonary disease and heart disease. The plaintiff sought compensatory and punitive damages, costs and interest. In April 2013, the court vacated the punitive damage award, granted a new trial on entitlement to punitive damages and the amount of any such damages and abated the new trial pending the Florida Supreme Court decision in Soffer v. R. J. Reynolds Tobacco Co., described above. The plaintiff filed a notice of appeal, and RJR Tobacco filed a notice of cross appeal to the Second DCA. Briefing is underway.

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

On October 25, 2012, in Lock v. Philip Morris USA, Inc., a case filed in November 2007, in the Circuit Court, Pinellas County, Florida, a jury returned a verdict in favor of the plaintiff, found the plaintiff to be 82% at fault, RJR Tobacco to be 9% at fault and the remaining defendant to be 9% at fault, and awarded $1.15 million in compensatory damages. Punitive damages were not at issue. The plaintiff alleged that as a result of using the defendants’ products, he suffers from lung cancer. Final judgment was entered against RJR Tobacco and the remaining defendants in the amount of $103,500 each. The defendants filed a joint notice of appeal to the Second DCA, and RJR Tobacco posted a supersedeas bond in the amount of $103,500, in March 2013. Briefing is underway.

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

On February 11, 2013, in Evers v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Hillsborough County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Jacqueline Loyd, to be 31% at fault, RJR Tobacco to be 60% at fault, and the remaining defendant to be 9% at fault, and awarded $3.23 million in compensatory damages and $12.36 million in punitive damages against RJR Tobacco only. The plaintiff alleged that as a result of using the defendants’ products, the decedent became addicted and suffered from smoking-related diseases and/or conditions. In March 2013, the court granted the defendants’ post-trial motions for directed verdict on fraudulent concealment, conspiracy and punitive damages. As a result, the $12.36 million punitive damages award was set aside. The plaintiff’s motion to reconsider directed verdict as to concealment, conspiracy and punitive damages was denied on April 8, 2013. The plaintiff filed a notice of appeal to the Second DCA, and the defendants filed a notice of cross appeal, and RJR Tobacco posted a supersedeas bond in the amount of $1.77 million in May 2013.

On February 13, 2013, in Schoeff v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, James Schoeff, to be 25% at fault, RJR Tobacco to be 75% at fault, and awarded $10.5 million in compensatory damages and $30 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from addiction and one or more smoking-related diseases and/or conditions, including lung cancer. In April 2013, final judgment was entered against RJR Tobacco in the amount of $7.875 million in compensatory damages and $30 million in punitive damages. RJR Tobacco filed a notice of appeal, and the plaintiff filed a notice of cross appeal to the Fourth DCA, in May 2013. Briefing is underway.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On March 20, 2013, in Giddens v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of RJR Tobacco and the plaintiff and against the remaining defendant, found the decedent, Roger Giddens, to be 93% at fault and the remaining defendant to be 7% at fault and awarded $80,000 in compensatory damages and no punitive damages. The plaintiff alleged that the decedent was addicted to cigarettes manufactured by the defendants which resulted in the decedent’s death. In March 2013, final judgment was entered in favor of the plaintiff and RJR Tobacco, and against a co-defendant in the amount of $5,600. In April 2013, the parties filed a joint stipulation of dismissal with prejudice. The parties agreed that the case is voluntarily dismissed with prejudice and that the judgment in the case is released and should be vacated. The defendants filed a motion to vacate the judgment. A decision is pending.

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

On April 1, 2013, in Searcy v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Carol LaSard, to be 40% at fault, RJR Tobacco to be 30% at fault and the remaining defendant to be 30% at fault, and awarded $6 million in compensatory damages and $10 million in punitive damages against each defendant. The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from lung cancer. Final judgment was entered against RJR Tobacco in the amount of $6 million in compensatory damages and $10 million in punitive damages. Post-trial motions are pending.

On April 18, 2013, in Anderson v. R. J. Reynolds Tobacco Co., a case pending in Hillsborough County, Florida, the court declared a mistrial due to the jury’s inability to reach a decision. The plaintiff alleged that as a result of using the defendants’ products, the decedent, Daniel Begley suffered from esophageal cancer. Retrial is scheduled for January 6, 2014.

On April 18, 2013, in Aycock v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Richard Aycock, to be 27.5% at fault and RJR Tobacco to be 72.5% at fault, and awarded $5.9 million in compensatory damages. Punitive damages were not awarded. The plaintiff alleged that the decedent was addicted to cigarettes manufactured by the defendant and, as a result, suffered from lung cancer. Final judgment was entered against RJR Tobacco in the amount of $4.28 million in April 2013. Post-trial motions are pending.

On May 2, 2013, in LaMotte v. R. J. Reynolds Tobacco Co., a case filed in September 2007, in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent, Vivian Kemp, developed chronic obstructive pulmonary disease and other smoking related diseases and/or conditions. Final judgment was entered in May 2013.

On May 2, 2013, in David Cohen v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Helen Cohen, to be 40% at fault, RJR Tobacco to be 30% at fault, and the remaining defendants collectively to be 30% at fault, and awarded $2.06 million in compensatory damages. The plaintiff alleged that as a result of using the defendants’ products, the decedent, Helen Cohen, became addicted and suffered from one or more smoking related diseases and/or conditions. Final judgment was entered against RJR Tobacco in the amount of $617,000 in May 2013. On July 10, 2013, the court granted the defendants’ motion for a new trial due to the plaintiff’s improper arguments during closing. The remaining post-trial motions were denied in July 2013. The new trial date has not been scheduled.

On May 22, 2013, in John Campbell v. R. J. Reynolds Tobacco Co., a case pending in Polk County, Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent, Judy Campbell, became addicted to smoking cigarettes and suffered from unspecified smoking related conditions and/or diseases. The plaintiff filed a motion for a new trial in June 2013. A decision is pending.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On May 23, 2013, in Earl Graham v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Faye Graham, to be 70% at fault, RJR Tobacco to be 20% at fault and the remaining defendant to be 10% at fault, and awarded $2.75 million in compensatory damages. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent became addicted to smoking cigarettes which resulted in her death. Final judgment was entered against RJR Tobacco in the amount of $550,000 in May 2013. Post-trial motions are pending.

On June 4, 2013, in Starr-Blundell v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Lucy Mae Starr, to be 80% at fault, RJR Tobacco to be 10% at fault and the remaining defendant to be 10% at fault, and awarded $500,000 in compensatory damages. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent suffered from lung cancer and other smoking relating diseases and/or conditions. Post-trial motions are pending.

On June 7, 2013, in Odum v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Ethelene Hazouri, to be 50% at fault and RJR Tobacco to be 50% at fault, and awarded $200,000 in compensatory damages. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent suffered from lung cancer. Post-trial motions are pending.

On June 12, 2013, in Weinstein v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of RJR Tobacco. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent, Irwin Weinstein, suffered from chronic obstructive pulmonary disease. The plaintiff filed a motion for a new trial in June 2013. Final judgment has not been entered.

On June 14, 2013, in Skolnick v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Leo Skolnick, to be 40% at fault, RJR Tobacco to be 30% at fault and the remaining defendant to be 30% at fault, and awarded $2.56 million in compensatory damages. The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from lung cancer. The court entered final judgment against RJR Tobacco in the amount of $766,500 in July 2013. Post-trial motions are pending.

On June 19, 2013, in Thibault v. R. J. Reynolds Tobacco Co., a case pending in the Circuit Court, Escambia County, Florida, the jury returned a verdict in favor of the plaintiff, found the decedent, Evelyn Thibault, to be 30% at fault and RJR Tobacco to be 70% at fault, and awarded $1.75 million in compensatory damages and $1.28 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from chronic obstructive pulmonary disease. The court determined that comparative fault did not apply to reduce the amount of the verdict. Post-trial motions are pending. In June 2013, the court entered final judgment against RJR Tobacco in the amount of $3.03 million.

On June 24, 2013, in Hausner v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Alachua County, Florida, a jury returned a verdict in favor of RJR Tobacco. The plaintiff alleged that as a result of using the defendant’s products, the decedent, Charles Clark, suffered from lung cancer. The plaintiff filed a notice of dismissal of RJR Tobacco with prejudice in July 2013.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

As of June 30, 2013, there were 2,574 Broin II lawsuits pending in Florida. There have been no Broin II trials since 2007.

Class-Action Suits

Overview. As of June 30, 2013, eight class-action cases were pending in the United States against RJR Tobacco or its affiliates or indemnitees. In 1996, the Fifth Circuit Court of Appeals in Castano v. American Tobacco Co. overturned the certification of a nation-wide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of state-wide, rather than nation-wide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco and its affiliates and indemnitees in state or federal courts in California, Illinois, Louisiana, Missouri, and West Virginia. All pending class-action cases are discussed below.

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

California Business and Professions Code Case. In Sateriale v. R. J. Reynolds Tobacco Co., a class action filed in November 2009 in the U.S. District Court for the Central District of California, the plaintiffs brought the case on behalf of all persons who tried unsuccessfully to redeem Camel Cash certificates from 1991 through March 31, 2007, or who held Camel Cash certificates as of March 31, 2007. The plaintiffs allege that in response to the defendants’ action to discontinue redemption of Camel Cash as of March 31, 2007, customers, like the plaintiffs, attempted to exchange their Camel Cash for merchandise and that the defendants, however, did not have any merchandise to exchange for Camel Cash. The plaintiffs allege unfair business practices, deceptive practices, breach of contract and promissory estoppel. The plaintiffs seek injunctive relief, actual damages, costs and expenses. In January 2010, the defendants filed a motion to dismiss, which prompted the plaintiffs to file an amended complaint in February 2010. The class definition changed to a class consisting of all persons who reside in the U.S. and tried unsuccessfully to redeem Camel Cash certificates, from October 1, 2006 (six months before the defendant ended the Camel Cash program) or who held Camel Cash certificates as of March 31, 2007. The plaintiffs also brought the class on behalf of a proposed California subclass, consisting of all California residents meeting the same criteria. In May 2010, RJR Tobacco’s motion to dismiss the amended complaint for lack of jurisdiction over subject matter and,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

alternatively, for failure to state a claim was granted with leave to amend. The plaintiffs filed a second amended complaint. In July 2010, RJR Tobacco’s motion to dismiss the second amended complaint was granted with leave to amend. The plaintiffs filed a third amended complaint, and RJR Tobacco filed a motion to dismiss in September 2010. In December 2010, the court granted RJR Tobacco’s motion to dismiss with prejudice. Final judgment was entered by the court, and the plaintiffs filed a notice of appeal, in January 2011. In July 2012, the appellate court affirmed the dismissal of the plaintiffs’ claims under the Unfair Competition Law and the Consumer Legal Remedies Acts and reversed the dismissal of the plaintiffs’ claims for promissory estoppel and breach of contract. RJR Tobacco’s motion for rehearing or rehearing en banc was denied in October 2012. RJR Tobacco filed its answer to the plaintiffs’ third amended complaint in December 2012. Trial is scheduled for June 3, 2014.

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

In Turner v. R. J. Reynolds Tobacco Co., a case filed in February 2000 in Circuit Court, Madison County, Illinois, a judge certified a class in November 2001. In June 2003, RJR Tobacco filed a motion to stay the case pending Philip Morris’s appeal of the Price v. Philip Morris Inc. case mentioned above, which the judge denied in July 2003. In October 2003, the Illinois Fifth District Court of Appeals denied RJR Tobacco’s emergency stay/supremacy order request. In November 2003, the Illinois Supreme Court granted RJR Tobacco’s motion for a stay pending the court’s final appeal decision in Price. On October 11, 2007, the Illinois Fifth District Court of Appeals dismissed RJR Tobacco’s appeal of the court’s denial of its emergency stay/supremacy order request and remanded the case to the Circuit Court. A status conference is scheduled for October 2, 2013.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

As of June 30, 2013, two health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both, as discussed below after the discussion of the State Settlement Agreements. A limited number of claimants have filed suit against RJR Tobacco, its current or former affiliates, B&W and other tobacco industry defendants to recover funds for health care, medical and other assistance paid by foreign provincial governments in treating their citizens. For additional information on these cases, see “— International Cases” below.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Set forth below are tables depicting the unadjusted tobacco industry settlement payment schedule and the settlement payment schedule for RAI’s operating subsidiaries under the State Settlement Agreements, and related information for 2011 and beyond:

Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

	2011	2012	2013		2014 - 2016		2017		Thereafter
First Four States’ Settlements:(1)
Mississippi Annual Payment	$136	$136		$136		$136		$136		$136
Florida Annual Payment	440	440		440		440		440		440
Texas Annual Payment	580	580		580		580		580		580
Minnesota Annual Payment	204	204		204		204		204		204
Remaining Jurisdictions’ Settlement:
Annual Payments(1)	8,004	8,004		8,004		8,004		8,004		8,004

Total	$9,364	$9,364		$9,364		$9,364		$9,364		$9,364

RAI’s Operating Subsidiaries’ Settlement Expenses and Payment Schedule

Settlement expenses	$2,435	$2,370		—		—		—		—
Settlement cash payments	$2,492	$2,414		—		—		—		—
Projected settlement expenses			$	>1,800	$	>2,000	$	>2,100	$	>2,100
Projected settlement cash payments			$	>2,500	$	>2,000	$	>2,000	$	>2,100

(1)

Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share. For further information, see “— State Settlement Agreements—Enforcement and Validity; Adjustments” below.

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

In May 2009, the U.S. Court of Appeals largely affirmed the finding of liability against the tobacco defendants and remanded to the trial court for dismissal of the trade organizations. The court also largely affirmed the remedial order, including the denial of additional remedies, but vacated the order and remanded for further proceedings as to the following four discrete issues:

•	the issue of the extent of Brown & Williamson Holdings Inc.’s control over tobacco operations was remanded for further fact finding and clarification;

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Native American Tribe Case. As of June 30, 2013, one Native American tribe case was pending before a tribal court against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co., a case filed in September 1997 in Tribal Court, Crow Creek Sioux, South Dakota. The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant.

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

•

British Columbia — In 1997, British Columbia enacted a statute, subsequently amended, which created a civil cause of action for the government to recover the costs of health-care benefits incurred for insured populations of British Columbia residents resulting from tobacco-related disease. An action brought on behalf of the Province of British Columbia pursuant to the statute against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and certain of its affiliates, was dismissed in February 2000 when the British Columbia Supreme Court ruled that the legislation was unconstitutional and set aside service ex juris against the foreign defendants for that reason. British Columbia then enacted a revised statute, pursuant to which an action was filed in January 2001 against many of the same defendants, including RJR Tobacco and one of its affiliates, in Supreme Court, British Columbia. In that action, the British Columbia government seeks to recover the present value of its total expenditures for health-care benefits provided for insured persons resulting from tobacco-related disease or the risk of tobacco-related disease caused by alleged breaches of duty by the manufacturers, the present value of its estimated total expenditures for health-care benefits that reasonably could be expected to be provided for those insured persons resulting from tobacco-related disease or the risk of tobacco-related disease in the future, court ordered interest, and costs, or in the alternative, special or increased costs. The government alleges that the defendants are liable under the British Columbia statute by reason of their “tobacco related wrongs,” which are alleged to include: selling defective products, failure to warn, sale of cigarettes to children and adolescents, strict liability, deceit and misrepresentation, violation of trade practice and competition acts, concerted action, and joint liability. RJR Tobacco and its affiliate filed statements of defense in January 2007. In February 2010, the trial date was adjourned, and no new date has been set.

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

•

Ontario — In September 2009, a case was filed on behalf of the Province of Ontario, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Ontario Superior Court of Justice. The claim is brought pursuant to Ontario legislation enacted in 2009, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the Ontario government seeks to recover essentially the same types of damages that are being sought in the British Columbia and New Brunswick actions described above based on analogous theories of liability, although the government also asserted claims based on the illegal importation of cigarettes, which claims were deleted in an amended statement of claim filed in August 2010. The jurisdictional challenge brought by RJR Tobacco and its affiliate was denied by the motions court on January 4, 2012, and by the Court of Appeal on May 30, 2013.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

•

Quebec — In June 2012, a case was filed on behalf of the Province of Quebec, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Superior Court of the Province of Quebec, District of Montreal. The claim is brought pursuant to legislation enacted in Quebec in 2009, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the Quebec government seeks to recover essentially the same types of damages that are being sought in the British Columbia and other provincial actions described above based on analogous theories of liability. RJR Tobacco and its affiliate have brought a motion challenging the jurisdiction of the Quebec court that the Quebec Superior Court dismissed on July 4, 2013. Separately, in August 2009, certain Canadian manufacturers filed a constitutional challenge to the Quebec statute, and that challenge is pending.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

State Settlement Agreements-Enforcement and Validity; Adjustments

As of June 30, 2013, there were 31 cases concerning the enforcement, validity or interpretation of the State Settlement Agreements in which RJR Tobacco or B&W is a party. This number includes those cases, discussed below, relating to disputed payments under the State Settlement Agreements.

The Vermont Attorney General filed suit in July 2005, in the Vermont Superior Court, Chittenden County, alleging that certain advertising for the Eclipse cigarette brand violated both the MSA and the Vermont Consumer Fraud Statute. The State of Vermont sought declaratory, injunctive, and monetary relief. The bench trial in this action began on October 6, 2008, and lasted a total of five weeks. Closing arguments occurred on March 11, 2009. On March 10, 2010, the court issued its opinion, finding that three of the advertising claims made by RJR Tobacco were not supported by the appropriate degree of scientific evidence. The court did, however, rule that the remaining six advertising claims challenged by the State of Vermont were not actionable. The court indicated that remedies and any damages to be awarded, as well as the issue of attorney’s fees and litigation expenses, will be addressed in additional proceedings. On March 22, 2010, RJR Tobacco filed a motion to amend findings of fact that it believed were demonstrably contrary to, or unsupported by, the record. On December 14, 2010, the court issued an order granting in part and denying in part RJR Tobacco’s motion. The parties conducted a mediation on the remaining issues on February 14, 2012, but failed to reach an agreement. On June 3, 2013, the court awarded $8.3 million in civil penalties and entered a permanent injunction against RJR Tobacco imposing certain limits on the “marketing, distributing, selling, promoting or advertising” within Vermont of any “non-traditional cigarette” or “potentially reduced exposure product” with reduced risk claims, absent certain studies in support. RJR Tobacco filed a motion asking the court to modify its injunction so as to not impact potentially reduced exposure products. RJR Tobacco is evaluating its appellate options.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

The court in California ruled that the company was not liable for preventing the use of cartoons in magazine-created content next to the RJR Tobacco advertisement, but that a few of the images in the RJR Tobacco advertisement itself were “technical” and unintentional cartoons. No monetary sanctions were awarded by the California court. The California Court of Appeals affirmed the judgment on the merits. In April 2011, the California Court of Appeals reversed the trial court’s award of attorneys’ fees to the State and remanded the case to the trial court with instructions to use the correct legal standard and prevailing market rates in determining the award of fees to either party. A final order was issued on October 6, 2011, finding the State to be the prevailing party for purposes of entitlement to attorneys’ fees. On March 22, 2012, the court entered an order granting the State’s request for approximately $3 million in attorneys’ fees. RJR Tobacco filed a notice of appeal in April 2012. Oral argument occurred on April 11, 2013. On April 26, 2013, the appellate court affirmed the trial court’s finding that the State was the prevailing party, and, on June 7, 2013, denied RJR Tobacco’s petition for rehearing. RJR Tobacco paid the state $3.49 million in fees and costs on July 9, 2013. The State has stated it may seek approximately $375,000 in additional interest on the attorneys’ fees.

NPM Adjustment Claims. The MSA includes an adjustment that potentially reduces the annual payment obligations of RJR Tobacco and the other PMs. Certain requirements, collectively referred to as the Adjustment Requirements, must be satisfied before the NPM Adjustment for a given year is available:

•

an independent auditor designated under the MSA, referred to as the Independent Auditor, must determine that the PMs have experienced a market share loss beyond a triggering threshold to those manufacturers that do not participate in the MSA, such non-participating manufacturers referred to as NPMs; and

•

in a binding arbitration proceeding, a firm of independent economic consultants must find that the disadvantages of the MSA were a significant factor contributing to the loss. This finding is known as a significant factor determination.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

NPM Adjustment Claim for 2003. For 2003, the Adjustment Requirements were satisfied. As a result, in April 2006, RJR Tobacco placed approximately $647 million of its MSA payment into a disputed payments account, in accordance with a procedure established by the MSA. That amount represented RJR Tobacco’s share of the 2003 NPM Adjustment as calculated by the Independent Auditor. In March 2007, the Independent Auditor issued revised calculations that reduced RJR Tobacco’s share of the NPM Adjustment for 2003 to approximately $615 million. As a result, in April 2007, RJR Tobacco instructed the Independent Auditor to release to the settling states approximately $32 million from the disputed payments account.

Following RJR Tobacco’s payment of a portion of its 2006 MSA payment into the disputed payments account, 37 of the settling states filed legal proceedings in their respective MSA courts seeking declaratory orders that they diligently enforced their Qualifying Statutes during 2003 and/or orders compelling RJR Tobacco and the other PMs that placed money in the disputed payments account to pay the disputed amounts to the settling states. In response, RJR Tobacco and other PMs, pursuant to the MSA’s arbitration provisions, moved to compel arbitration of the parties’ dispute concerning the 2003 NPM Adjustment, including the States’ diligent enforcement claims, before an arbitration panel consisting of three retired federal court judges. The settling states opposed these motions, arguing, among other things, that the issue of diligent enforcement must be resolved by MSA courts in each of the 52 settling states and territories.

As of June 30, 2013, 47 of the 48 courts that had addressed the question whether the dispute concerning the 2003 NPM Adjustment is arbitrable had ruled that arbitration is required under the MSA. The Montana Supreme Court ruled that the state of Montana did not agree to arbitrate the question of whether it diligently enforced a qualifying statute. Subsequently, Montana and the PMs reached an agreement whereby the PMs agreed not to contest Montana’s claim that it diligently enforced the Qualifying Statute during 2003.

In January 2009, RJR Tobacco and certain other PMs entered into an Agreement Regarding Arbitration, referred to as the Arbitration Agreement, with 45 of the MSA settling states (representing approximately 90% of the allocable share of the settling states) pursuant to which those states agreed to participate in a multistate arbitration of issues related to the 2003 NPM Adjustment. Under the Arbitration Agreement, the signing states will have their ultimate liability (if any) with respect to the 2003 NPM Adjustment reduced by 20%, and RJR Tobacco and the other PMs that placed their share of the disputed 2005 NPM Adjustment (discussed below) into the disputed payments account, without releasing or waiving any claims, authorized the release of those funds to the settling states.

The arbitration panel contemplated by the MSA and the Arbitration Agreement, referred to as the Arbitration Panel, was selected, and proceedings before the panel with respect to the 2003 NPM Adjustment claim began in July 2010. Following the completion of document and deposition discovery, on November 3, 2011, RJR Tobacco and the other PMs advised the Arbitration Panel that they were not contesting the “diligent enforcement” of 12 states and the four Pacific territories with a combined allocable share of less than 14%. The “diligent enforcement” of the remaining 33 settling states, the District of Columbia and Puerto Rico was contested and has been the subject of further proceedings. A common issues hearing was held in April 2012, and state specific evidentiary hearings with respect to the contested states were initiated. All such state specific evidentiary hearings were completed as of the end of May 2013. Decisions from the Arbitration Panel on the issue of diligent enforcement during 2003 are pending with respect to the 15 remaining contested states that did not join the partial settlement, described below, of certain NPM Adjustment claims.

Other NPM Adjustment Claims. From 2006 to 2008, proceedings (including significant factor arbitrations before an independent economic consulting firm) were initiated with respect to the NPM Adjustment for 2004, 2005 and 2006. Ultimately, the Adjustment Requirements were satisfied with respect to each of these NPM Adjustments.

In June 2009, RJR Tobacco, certain other PMs and the settling states entered into an agreement with respect to the 2007, 2008 and 2009 significant factor determinations. This agreement provided that the settling states would not contest that the disadvantages of the MSA were “a significant factor contributing to” the market share loss experienced by the PMs in those years. The stipulation pertaining to each of the three years covered by the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

agreement became effective in February of the year a final determination by the firm of independent economic consultants would otherwise have been expected (2010, 2011 and 2012, respectively), if the issue had been arbitrated on the merits. RJR Tobacco and the PMs paid a total amount of $5 million into the States’ Antitrust/Consumer Protection Tobacco Enforcement Fund established under Section VIII(c) of the MSA for each year covered by that agreement, with RJR Tobacco paying approximately 47% of such amounts. On January 9, 2012, a new agreement with respect to significant factor determinations pertaining to 2010, 2011 and 2012 was entered into on terms essentially identical to the earlier agreement.

Based on the payment calculations of the Independent Auditor and the agreement described above regarding the 2007, 2008 and 2009 significant factor determinations, the Adjustment Requirements have been satisfied with respect to the NPM Adjustments for 2007, 2008 and 2009. In addition, based on the payment calculations of the Independent Auditor and the agreement described above regarding the 2010, 2011 and 2012 significant factor determinations, the Adjustment Requirements have been satisfied with respect to the NPM Adjustment for 2010.

The approximate maximum principal amounts of RJR Tobacco’s share of the disputed NPM Adjustments for the years 2003 through 2010, as currently calculated by the Independent Auditor, are as follows (the amounts shown below do not include the interest or earnings thereon to which RJR Tobacco believes it would be entitled under the MSA, do not reflect the partial liability reduction for the 2003 NPM Adjustment pursuant to the Arbitration Agreement and do not reflect any reduction as a result of the Term Sheet described below):

Year for which NPM Adjustment calculated	2003	2004	2005	2006	2007	2008	2009	2010
Year in which deduction from NPM Adjustment was taken	2006	2007	2008	2009	2010	2011	2012	2013
RJR Tobacco’s approximate share of disputed NPM Adjustment (millions)	$615	$562	$445	$419	$435	$468	$469	$461

In addition to the NPM Adjustment claims described above, RJR Tobacco has filed dispute notices with respect to its 2011 and 2012 annual MSA payments relating to the NPM Adjustments potentially applicable to those years. The amount at issue for those two years is approximately $841 million in the aggregate.

Due to the uncertainty over the final resolution of the NPM Adjustment claims asserted by RJR Tobacco, no assurances can be made related to the amounts, if any, that will be realized or any amounts (including interest) that will be owed, except as described below related to the partial settlement of certain NPM Adjustment claims.

Partial Settlement of Certain NPM Adjustment Claims. On November 14, 2012, RJR Tobacco, certain other PMs and certain settling states entered into a Term Sheet that sets forth terms on which accrued and potential NPM Adjustment claims for 2003 through 2014 could be resolved. The Term Sheet also sets forth a restructured NPM Adjustment process to be applied on a going-forward basis, starting with the 2013 volume year. The Term Sheet was provided to all of the MSA settling states for their review and consideration. The Term Sheet established December 14, 2012, as the deadline by which settling states had to indicate whether they wished to join the proposed settlement. The date the PMs and the joining settling jurisdictions would determine whether to proceed with the settlement was set as December 17, 2012. A total of 17 states, the District of Columbia and Puerto Rico, together representing just under 42% Allocable Share, determined to join the proposed settlement. RJR Tobacco and the other PMs indicated that they were prepared to go forward with the proposed settlement with that level of jurisdictional participation.

The Term Sheet provided that the Arbitration Panel currently in place to deal with the 2003 NPM Adjustment (and other NPM Adjustment-related matters) must review the proposed settlement and enter an appropriate order to confirm for the Independent Auditor that it should implement as necessary the terms of the settlement agreement.

On March 12, 2013, the Arbitration Panel entered a Stipulated Partial Settlement and Award, referred to as the Award, reflecting the financial terms of the Term Sheet. On March 29, 2013, the Independent Auditor issued a notice indicating that it intended to implement the financial provisions of the Term Sheet, and also issued various revised payment calculations pertaining to payment years 2009 through 2012 and final calculations pertaining to payment year 2013 that reflected implementation of the financial provisions of the Term Sheet.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On April 12, 2013, Oklahoma joined the Term Sheet, bringing to 20 the total number of jurisdictions that have joined the settlement, representing approximately 43% Allocable Share, and the Independent Auditor issued revised payment calculations reflecting the financial impact of Oklahoma’s decision to join the settlement. Subsequently, on May 24, 2013, Connecticut and South Carolina also joined the Term Sheet bringing to 22 the total number of jurisdictions that have joined the settlement, representing approximately 46% Allocable Share. The Independent Auditor has not yet issued revised payment calculations reflecting the financial impact of these states’ decisions to join the settlement. Efforts by two states, Colorado and Ohio, to obtain injunctions to prevent implementation of the Award were unsuccessful.

As of June 30, 2013, 14 non-settling states have filed motions, in their respective MSA courts, to vacate and/or modify the Award. The arbitration with respect to the 2003 NPM Adjustment will continue to its conclusion as to the 15 remaining contested states that have not joined the settlement. This will include resolving the various motions to vacate and/or modify the Award, as well as any post decision challenges (if any) to the rulings issued by the Arbitration Panel. Decisions in that proceeding are expected by the end of July 2013.

For additional information related to the Term Sheet and the Award, see “— Cost of Products Sold” in note 1.

Preliminary discussions are currently underway with the 29 jurisdictions that have not joined the Term Sheet to initiate arbitration proceedings with respect to the 2004 NPM Adjustment.

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

Antitrust Case

A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. As of June 30, 2013, all of the federal and state court cases on behalf of indirect purchasers had been dismissed.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

FDA Litigation. In August 2009, RJR Tobacco and American Snuff Co. joined other tobacco manufacturers and a tobacco retailer in filing a lawsuit, Commonwealth Brands, Inc. v. United States of America, in the U.S. District Court for the Western District of Kentucky, challenging certain provisions of the Family Smoking Prevention and Tobacco Control Act, referred to as the FDA Tobacco Act, that severely restricts the few remaining channels available to communicate with adult tobacco consumers. RAI believes these provisions cannot be justified on any basis consistent with the demands of the First Amendment. The suit does not challenge the U.S. Congress’s decision to give the FDA regulatory authority over tobacco products, nor does it challenge the vast majority of the provisions of the new law. In November 2009, the court denied certain plaintiffs’ motion for preliminary injunction as to the modified risk tobacco products provision of the FDA Tobacco Act. In January 2010, the court granted summary judgment for the plaintiffs so as to allow the continued use of color and imagery in labeling and advertising and the right to make statements that their products conform to FDA regulatory requirements. The court granted summary judgment to the U.S. Government as to all other challenged provisions. In March 2010, each side filed a notice of appeal with the Sixth Circuit Court of Appeals. On March 29, 2012, the Sixth Circuit issued its opinion affirming the district court’s decision in all respects but two: (1) holding as constitutional the ban on manufacturers making statements that their products conform to FDA regulatory requirements; and (2) holding as unconstitutional the ban on continuity programs. On May 31, 2012, the Sixth Circuit denied the plaintiffs’ motion for rehearing en banc. The plaintiffs filed a petition for writ of certiorari with the U.S. Supreme Court on October 26, 2012. Briefing on the petition was completed on April 2, 2013. On April 22, 2013, the U.S. Supreme Court declined to hear the appeal.

On February 25, 2011, RJR Tobacco, Lorillard, Inc., and Lorillard Tobacco Company jointly filed a lawsuit, Lorillard, Inc. v. U.S. Food and Drug Administration, in the U.S. District Court for the District of Columbia, challenging the composition of the Tobacco Products Scientific Advisory Committee, referred to as the TPSAC, which had been established by the FDA. The complaint alleges that certain members of the TPSAC and certain members of its Constituents Subcommittee have financial and appearance conflicts of interest that are disqualifying under federal ethics law and regulations, and that the TPSAC is not “fairly balanced,” as required by the Federal Advisory Committee Act, referred to as FACA. In March 2011, the plaintiffs filed an amended complaint, which added an additional claim, based on a nonpublic meeting of members of the TPSAC, in violation of the FACA. The court granted the plaintiffs’ unopposed motion to file a second amended complaint adding a count addressing the FDA’s refusal to produce all documents generated by the TPSAC and its subcommittee in preparation of the menthol report. The FDA filed a motion to dismiss the second amended complaint. On August 1, 2012, the court denied the FDA’s motion to dismiss. The FDA filed its answer to the complaint on October 12, 2012. The parties participated in a status conference on April 22, 2013, with Lorillard and RJR Tobacco filing an amended complaint the same day. Briefing for summary judgment motions is to be completed by September 13, 2013.

On August 16, 2011, RJR Tobacco and SFNTC joined other tobacco manufacturers in a lawsuit, R. J. Reynolds Tobacco Co. v. U.S. Food and Drug Administration, in the U.S. District Court for the District of Columbia, challenging the final regulation specifying nine new graphic “warnings” pursuant to the FDA Tobacco Act violates the plaintiffs’ rights under the First Amendment to the U.S. Constitution and the Administrative Procedure Act, referred to as the APA. On November 7, 2011, the court granted the plaintiffs’ motion for preliminary injunction, which stays, the imposition of the graphic warning rule for 15 months following a final ruling from the district court as to the merits of the parties’ claims. On December 1, 2011, the Government appealed the district court’s preliminary injunction ruling to the Court of Appeals for the D.C. Circuit. On February 29, 2012, the district court granted the plaintiffs’ motion for summary judgment, finding that these mandatory graphic warnings violated the First Amendment by unconstitutionally compelling speech. In so finding, the court issued a permanent injunction preventing the FDA from requiring the companies to implement new textual and graphic warnings until 15 months after the issuance of new regulations that are constitutionally permissible. The Government filed a notice of appeal of this order with the Court of Appeals for the D. C. Circuit on March 4, 2012, and moved the appellate court to consolidate this appeal with the Government’s appeal of the preliminary injunction decision. The Court of Appeals granted the Government’s motion and heard argument on both appeals on April 10, 2012. On August 24, 2012, the Court of Appeals for the D. C. Circuit affirmed the District Court’s decision invalidating graphic warning regulation. The Court of Appeals denied the Government’s motion for rehearing en banc on December 5, 2012. On March 19, 2013, the Government announced its decision to forego an appeal to the U.S. Supreme Court and instead work toward reissuing a graphic warning regulation in the future.

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

In Richard Villarreal v. R. J. Reynolds Tobacco Co., a case filed June 6, 2012, the plaintiff filed a collective action complaint against R. J. Reynolds Tobacco Co., Pinstripe, Inc., and CareerBuilder, LLC, in the U.S. District Court, Northern District of Georgia. The complaint alleges unlawful discrimination with respect to the hiring of individuals to fill entry-level regional sales positions in violation of the Age Discrimination in Employment Act (29 U.S.C. §621, et seq.). Although the complaint is currently a single plaintiff case, the complaint seeks collective/class action status. RJR Tobacco’s and Pinstripe’s motion for partial dismissal was granted on March 6, 2013, thereby eliminating the plaintiff’s disparate impact claim and limiting the relevant time period for both the plaintiff’s claims and potential class claims. RJR Tobacco and Pinstripe filed answers to the remaining disparate treatment claim on March 20, 2013. Defendant CareerBuilder was dismissed with prejudice on September 25, 2012. The plaintiff filed a motion to amend the complaint on March 28, 2013, which RJR Tobacco and Pinstripe opposed. The motion has been fully briefed and the parties are now awaiting a ruling from the court. Discovery has been stayed until 30 days after the court rules on the motion to amend. The plaintiff must wait to file a motion for class certification until 30 days after the commencement of discovery.

Smokeless Tobacco Litigation

As of June 30, 2013, American Snuff Co. was a defendant in six actions brought by individual plaintiffs in West Virginia state court seeking damages in connection with personal injuries allegedly sustained as a result of the usage of American Snuff Co.’s smokeless tobacco products. These actions are pending before the same West Virginia court as the 564 consolidated individual smoker cases against RJR Tobacco, B&W, as RJR Tobacco’s indemnitee, or both. Pursuant to the court’s December 3, 2001, order, the smokeless tobacco claims and defendants remain severed.

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

American Snuff Co. was served with a complaint that was filed in October 2011 in the U.S. District Court for the Northern District of Mississippi, Vertison v. American Snuff Co., LLC. The plaintiff alleged that as a result of her use of smokeless tobacco products, she developed oral cancer. The plaintiff sought unspecified compensatory and punitive damages. On April 26, 2013, the court granted the defendants’ motion for summary judgment on the plaintiff’s claim. The plaintiff failed to show that she relied on any alleged misrepresentation and further failed to show that reliance on any such misrepresentation proximately caused her injuries. The plaintiff did not appeal, and this matter is now closed.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Tobacco Buyout Legislation

In 2004, legislation was passed eliminating the U.S. Government’s tobacco production controls and price support program. The buyout of tobacco quota holders provided for in the Fair and Equitable Tobacco Reform Act, referred to as FETRA, is funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout to the industry is approximately $9.9 billion, including approximately $9.6 billion payable to quota tobacco holders and growers through industry assessments over ten years and approximately $290 million for the liquidation of quota tobacco stock. As a result of the tobacco buyout legislation, the MSA Phase II obligations established in 1999 continued as scheduled through the end of 2010, but were offset against the tobacco quota buyout obligations. RAI’s operating subsidiaries’ annual expense under FETRA for 2013 and 2014 is estimated to be approximately $210 million and $170 million, respectively.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Note 10 — Shareholders’ Equity

	Common Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of December 31, 2011	$—	$8,293	$(1,660)	$(382)	$6,251
Net income	—	—	713	—	713
Retirement benefits, net of $66 million tax expense	—	—	—	100	100
Unrealized gain on long-term investments, net of $1 million tax expense	—	—	—	1	1
Unrealized loss on hedging instruments, net of $8 million tax benefit	—	—	—	(14)	(14)
Cumulative translation adjustment and other, net of $2 million tax benefit	—	—	—	(5)	(5)
Dividends - $1.15 per share	—	—	(658)	—	(658)
Common stock repurchased	—	(551)	—	—	(551)
Equity incentive award plan and stock-based compensation	—	21	—	—	21
Excess tax benefit on stock-based compensation plans	—	33	—	—	33

Balance as of June 30, 2012	$—	$7,796	$(1,605)	$(300)	$5,891

	Common Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of December 31, 2012	$—	$7,275	$(1,707)	$(311)	$5,257
Net income	—	—	969	—	969
Retirement benefits, net of $10 million tax benefit	—	—	—	(15)	(15)
Unrealized gain on long-term investments, net of $2 million tax expense	—	—	—	3	3
Realized loss on hedging instruments, net of tax benefit	—	—	—	1	1
Cumulative translation adjustment and other, net of $6 million tax expense	—	—	—	(12)	(12)
Dividends - $1.22 per share	—	—	(673)	—	(673)
Common stock repurchased	—	(475)	—	—	(475)
Equity incentive award plan and stock-based compensation	—	30	—	—	30
Excess tax benefit on stock-based compensation plans	—	11	—	—	11

Balance as of June 30, 2013	$—	$6,841	$(1,411)	$(334)	$5,096

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2013, were as follows:

	Retirement Benefits	Unrealized Gain (Loss) on Long- Term Investments	Realized Loss on Hedging Instruments	Cumulative Translation Adjustment and Other	Total
Balance at December 31, 2012	$(265)	$(21)	$(14)	$(11)	$(311)
Other comprehensive income (loss) before reclassifications	(3)	3	—	(12)	(12)
Amounts reclassified from accumulated other comprehensive income (loss)	(12)	—	1	—	(11)

Net current-period other comprehensive income (loss)	(15)	3	1	(12)	(23)

Balance at June 30, 2013	$(280)	$(18)	$(13)	$(23)	$(334)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidated statement of income (unaudited) for the three months and six months ended June 30, 2013, were as follows:

Components	Amounts Reclassified		Affected Line Item
	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
Defined benefit pension and postretirement plan:
Amortization of prior service costs	$(5)	$(10)	Cost of products sold
Amortization of prior service costs	(5)	(9)	Selling, general and administrative expenses

	(10)	(19)	Total before tax
Deferred taxes	4	7	Provision for income taxes

Net of tax	$(6)	$(12)

Loss on hedging instruments:
Amortization of realized loss	$1	$1	Interest and debt expense
Deferred taxes	—	—	Provision for income taxes

Net of tax	$1	$1

Total reclassifications	$(5)	$(11)	Net income

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

Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are cancelled at the time of repurchase. During the first six months of 2013, RAI repurchased and cancelled 9,930,167 shares of RAI common stock for $450 million under the above share repurchase program. As of June 30, 2013, RAI had repurchased and cancelled 41,651,037 shares of RAI common stock for $1.8 billion under the above-described share repurchase program.

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

On February 7, 2013, and May 9, 2013, RAI’s board of directors declared a quarterly cash dividend of $0.59 per common share and $0.63 per common share, respectively, or $2.52 on an annualized basis, to shareholders of record as of March 8, 2013, and June 10, 2013, respectively.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

As an equity-based grant, compensation expense relating to the 2013 grant under the Omnibus Plan will take into account the vesting period lapsed and will be calculated based on the per share closing price of RAI common stock on the date of grant, or $43.36. Dividends paid on shares of RAI common stock will accumulate on the restricted stock units and will be paid only to the vested grantee on the vesting date. If RAI fails to pay its shareholders cumulative dividends of at least $7.08 per share for the three-year performance period ending December 31, 2015, then each award will be reduced by an amount equal to three times the percentage of the dividend underpayment, up to a maximum reduction of 50%.

Note 12 — Segment Information

RAI’s reportable operating segments are RJR Tobacco, American Snuff and Santa Fe. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The American Snuff segment consists of the primary operations of American Snuff Co. The Santa Fe segment consists of the primary operations of SFNTC. Niconovum AB, Niconovum USA, Inc. and RJR Vapor, among other RAI subsidiaries, are included in All Other. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.

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

Niconovum AB and Niconovum USA, Inc., marketers of nicotine replacement therapy products in Sweden and the United States, respectively, under the ZONNIC brand name, and RJR Vapor, a manufacturer and distributor of electronic cigarettes, referred to as e-cigarettes, under the VUSE brand name, among other RAI subsidiaries, are included in All Other.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Segment Data:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net sales:
RJR Tobacco	$1,792	$1,833	$3,350	$3,464
American Snuff	194	172	361	330
Santa Fe	148	129	263	229
All Other	45	42	88	86

Consolidated net sales	$2,179	$2,176	$4,062	$4,109

Operating income (loss):
RJR Tobacco (1)	$663	$594	$1,421	$971
American Snuff	107	95	200	179
Santa Fe (1)	72	64	126	109
All Other	(19)	4	(23)	12
Corporate expense	(25)	(23)	(39)	(51)

Consolidated operating income	$798	$734	$1,685	$1,220

Reconciliation to income before income taxes:
Operating income (1)(2)	$798	$734	$1,685	$1,220
Interest and debt expense	65	58	127	114
Interest income	(1)	(2)	(3)	(4)
Other expense, net	2	2	—	5

Income before income taxes	$732	$676	$1,561	$1,105

(1)	For information related to NPM Adjustments, see “— Cost of Products Sold” in note 1.
(2)	For information related to restructuring charges, see note 4.

Note 13 — Related Party Transactions

RAI and RAI’s operating subsidiaries engage in transactions with affiliates of BAT, which owns approximately 42% of RAI’s outstanding common stock. A summary of balances and transactions with such BAT affiliates was as follows:

Balances:

	June 30, 2013	December 31, 2012
Accounts receivable, related party	$57	$61
Due to related party	—	1
Deferred revenue, related party	26	42

Transactions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$92	$87	$173	$164
Purchases	6	2	9	3
RAI common stock purchases from B&W	62	106	170	185
Capsule royalty income	1	1	4	2

RJR Tobacco sells contract-manufactured cigarettes, tobacco leaf and processed tobacco to BAT affiliates. In December 2012, RJR Tobacco entered into an amendment to its contract manufacturing agreement with a BAT affiliate, which amendment, among other things, requires either party to provide three years’ notice to the other party to terminate the agreement without cause, with any such notice to be given no earlier than January 1, 2016. Net sales to BAT affiliates, primarily cigarettes, represented approximately 4.3% and 4.0% of RAI’s total net sales during the six months ended June 30, 2013 and 2012, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

In connection with RAI’s share repurchase program, RAI and B&W entered into an agreement on November 14, 2011, pursuant to which B&W agreed to participate in the repurchase program on a basis approximately proportionate with B&W’s 42% ownership of RAI common stock. Under this agreement, RAI repurchased 3,741,575 shares of RAI common stock from B&W during the six months ended June 30, 2013 and 16,298,384 shares as of June 30, 2013.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended June 30, 2013
Net sales	$—	$2,063	$34	$(10)	$2,087
Net sales, related party	—	92	—	—	92

Net sales	—	2,155	34	(10)	2,179
Cost of products sold	—	993	16	(10)	999
Selling, general and administrative expenses	3	334	43	—	380
Amortization expense	—	2	—	—	2

Operating income (loss)	(3)	826	(25)	—	798
Interest and debt expense	63	30	—	(28)	65
Interest income	(28)	—	(1)	28	(1)
Other expense (income), net	1	(12)	3	10	2

Income (loss) before income taxes	(39)	808	(27)	(10)	732
Provision for (benefit from) income taxes	(14)	297	(12)	—	271
Equity income from subsidiaries	486	2	—	(488)	—

Net income (loss)	$461	$513	$(15)	$(498)	$461

For the Three Months Ended June 30, 2012
Net sales	$—	$2,065	$32	$(8)	$2,089
Net sales, related party	—	87	—	—	87

Net sales	—	2,152	32	(8)	2,176
Cost of products sold	—	1,111	9	(8)	1,112
Selling, general and administrative expenses	3	297	25	—	325
Amortization expense	—	5	—	—	5

Operating income (loss)	(3)	739	(2)	—	734
Interest and debt expense	56	31	—	(29)	58
Interest income	(29)	(1)	(1)	29	(2)
Other expense (income), net	1	(11)	1	11	2

Income (loss) before income taxes	(31)	720	(2)	(11)	676
Provision for (benefit from) income taxes	(22)	256	(1)	—	233
Equity income from subsidiaries	452	2	—	(454)	—

Net income (loss)	$443	$466	$(1)	$(465)	$443

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2013
Net sales	$—	$3,840	$68	$(19)	$3,889
Net sales, related party	—	173	—	—	173

Net sales	—	4,013	68	(19)	4,062
Cost of products sold	—	1,684	28	(19)	1,693
Selling, general and administrative expenses	6	602	73	—	681
Amortization expense	—	3	—	—	3

Operating income (loss)	(6)	1,724	(33)	—	1,685
Interest and debt expense	124	60	—	(57)	127
Interest income	(57)	(1)	(2)	57	(3)
Other expense (income), net	2	(24)	1	21	—

Income (loss) before income taxes	(75)	1,689	(32)	(21)	1,561
Provision for (benefit from) income taxes	(27)	634	(15)	—	592
Equity income from subsidiaries	1,017	7	—	(1,024)	—

Net income (loss)	$969	$1,062	$(17)	$(1,045)	$969

For the Six Months Ended June 30, 2012
Net sales	$—	$3,896	$64	$(15)	$3,945
Net sales, related party	—	164	—	—	164

Net sales	—	4,060	64	(15)	4,109
Cost of products sold	—	2,104	17	(15)	2,106
Selling, general and administrative expenses	5	572	46	—	623
Amortization expense	—	11	—	—	11
Restructuring charge	4	145	—	—	149

Operating income (loss)	(9)	1,228	1	—	1,220
Interest and debt expense	110	61	—	(57)	114
Interest income	(57)	(2)	(2)	57	(4)
Other expense (income), net	2	(22)	3	22	5

Income (loss) before income taxes	(64)	1,191	—	(22)	1,105
Provision for (benefit from) income taxes	(33)	427	(2)	—	392
Equity income from subsidiaries	744	8	—	(752)	—

Net income	$713	$772	$2	$(774)	$713

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Comprehensive Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended June 30, 2013
Net income (loss)	$461	$513	$(15)	$(498)	$461
Other comprehensive income (loss), net of tax:
Retirement benefits	(10)	(13)	(1)	14	(10)
Unrealized gain on long-term investments	1	1	—	(1)	1
Realized loss on hedging instruments	1	—	—	—	1
Cumulative translation adjustment and other	3	3	4	(7)	3

Comprehensive income (loss)	$456	$504	$(12)	$(492)	$456

For the Three Months Ended June 30, 2012
Net income (loss)	$443	$466	$(1)	$(465)	$443
Other comprehensive income (loss), net of tax:
Retirement benefits	26	26	(1)	(25)	26
Unrealized loss on long-term investments	(1)	(1)	—	1	(1)
Unrealized loss on hedging instruments	(14)	—	—	—	(14)
Cumulative translation adjustment and other	(15)	(15)	(19)	34	(15)

Comprehensive income (loss)	$439	$476	$(21)	$(455)	$439

For the Six Months Ended June 30, 2013
Net income (loss)	$969	$1,062	$(17)	$(1,045)	$969
Other comprehensive income (loss), net of tax:
Retirement benefits	(15)	(18)	(1)	19	(15)
Unrealized gain on long-term investments	3	3	—	(3)	3
Realized loss on hedging instruments	1	—	—	—	1
Cumulative translation adjustment and other	(12)	(12)	(6)	18	(12)

Comprehensive income (loss)	$946	$1,035	$(24)	$(1,011)	$946

For the Six Months Ended June 30, 2012
Net income	$713	$772	$2	$(774)	$713
Other comprehensive income (loss), net of tax:
Retirement benefits	100	100	(1)	(99)	100
Unrealized gain on long-term investments	1	1	—	(1)	1
Unrealized loss on hedging instruments	(14)	—	—	—	(14)
Cumulative translation adjustment and other	(5)	(5)	(7)	12	(5)

Comprehensive income (loss)	$795	$868	$(6)	$(862)	$795

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the three months ended June 30, 2013, were as follows:

Components	Amount Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plan:
Amortization of prior service costs	$(5)	$(5)	$—	$5	$(5)	Cost of products sold
Amortization of prior service costs	(5)	(5)	—	5	(5)	Selling, general and administrative expenses

	(10)	(10)	—	10	(10)	Total before tax
Deferred taxes	4	4	—	(4)	4	Provision for income taxes

Net of tax	$(6)	$(6)	$—	$6	$(6)

Loss on hedging instruments:
Amortization of realized loss	$1	$—	$—	$—	$1	Interest and debt expense
Deferred taxes	—	—	—	—	—	Provision for income taxes

Net of tax	$1	$—	$—	$—	$1

Total reclassifications	$(5)	$(6)	$—	$6	$(5)	Net income

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the six months ended June 30, 2013, were as follows:

Components	Amount Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plan:
Amortization of prior service costs	$(10)	$(10)	$—	$10	$(10)	Cost of products sold
Amortization of prior service costs	(9)	(9)	—	9	(9)	Selling, general and administrative expenses

	(19)	(19)	—	19	(19)	Total before tax
Deferred taxes	7	7	—	(7)	7	Provision for income taxes

Net of tax	$(12)	$(12)	$—	$12	$(12)

Loss on hedging instruments:
Amortization of realized loss	$1	$—	$—	$—	$1	Interest and debt expense
Deferred taxes	—	—	—	—	—	Provision for income taxes

Net of tax	$1	$—	$—	$—	$1

Total reclassifications	$(11)	$(12)	$—	$12	$(11)	Net income

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2013
Cash flows from (used in) operating activities	$199	$(356)	$(23)	$(24)	$(204)

Cash flows from (used in) investing activities:
Capital expenditures	—	(33)	(20)	3	(50)
Proceeds from termination of joint venture	—	—	31	—	31
Other, net	31	18	—	(44)	5

Net cash flows from (used in) investing activities	31	(15)	11	(41)	(14)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(650)	—	—	—	(650)
Repurchase of common stock	(475)	—	—	—	(475)
Principal borrowings under term loan facility	500	—	—	—	500
Excess tax benefit on stock-based compensation plans	11	—	—	—	11
Dividends paid on preferred stock	(21)	—	—	21	—
Other, net	(14)	(120)	87	44	(3)

Net cash flows from (used in) financing activities	(649)	(120)	87	65	(617)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)

Net change in cash and cash equivalents	(419)	(491)	72	—	(838)
Cash and cash equivalents at beginning of period	755	1,420	327	—	2,502

Cash and cash equivalents at end of period	$336	$929	$399	$—	$1,664

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2012
Cash flows from (used in) operating activities	$174	$172	$22	$(432)	$(64)

Cash flows from (used in) investing activities:
Capital expenditures	—	(50)	—	—	(50)
Proceeds from termination of joint venture	—	—	30	—	30
Return of intercompany investments	445	—	—	(445)	—
Other, net	20	2	—	(19)	3

Net cash flows from (used in) investing activities	465	(48)	30	(464)	(17)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(643)	(411)	—	411	(643)
Repurchase of common stock	(551)	—	—	—	(551)
Repayment of long-term debt	(393)	(58)	—	—	(451)
Principal borrowings under term loan credit facility	750	—	—	—	750
Excess tax benefit on stock-based compensation plans	33	—	—	—	33
Dividends paid on preferred stock	(21)	—	—	21	—
Distribution of equity	—	(445)	—	445	—
Other, net	(2)	(20)	—	19	(3)

Net cash flows used in financing activities	(827)	(934)	—	896	(865)

Effect of exchange rate changes on cash and cash equivalents	—	—	(5)	—	(5)

Net change in cash and cash equivalents	(188)	(810)	47	—	(951)
Cash and cash equivalents at beginning of period	328	1,361	267	—	1,956

Cash and cash equivalents at end of period	$140	$551	$314	$—	$1,005

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
June 30, 2013
Assets
Cash and cash equivalents	$336	$929	$399	$—	$1,664
Accounts receivable	—	73	32	—	105
Accounts receivable, related party	—	57	—	—	57
Notes receivable	—	1	33	—	34
Other receivables	158	40	4	(190)	12
Inventories	—	971	56	(1)	1,026
Deferred income taxes, net	—	762	1	(13)	750
Prepaid expenses and other	7	161	8	—	176

Total current assets	501	2,994	533	(204)	3,824
Property, plant and equipment, net	5	994	28	—	1,027
Trademarks and other intangible assets, net	—	2,447	5	—	2,452
Goodwill	—	7,999	11	—	8,010
Long-term intercompany notes receivable	1,892	1,305	—	(3,197)	—
Investment in subsidiaries	9,988	456	—	(10,444)	—
Other assets and deferred charges	92	171	19	(63)	219

Total assets	$12,478	$16,366	$596	$(13,908)	$15,532

Liabilities and shareholders’ equity
Accounts payable	$2	$126	$22	$—	$150
Tobacco settlement accruals	—	1,103	—	—	1,103
Deferred revenue, related party	—	26	—	—	26
Current maturities of long-term debt	—	60	—	—	60
Term loan credit facility	500	—	—	—	500
Other current liabilities	478	786	54	(204)	1,114

Total current liabilities	980	2,101	76	(204)	2,953
Long-term intercompany notes payable	1,305	1,800	92	(3,197)	—
Long-term debt (less current maturities)	5,022	—	—	—	5,022
Deferred income taxes, net	—	533	—	(63)	470
Long-term retirement benefits (less current portion)	50	1,724	11	—	1,785
Other noncurrent liabilities	25	181	—	—	206
Shareholders’ equity	5,096	10,027	417	(10,444)	5,096

Total liabilities and shareholders’ equity	$12,478	$16,366	$596	$(13,908)	$15,532

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
December 31, 2012
Assets
Cash and cash equivalents	$755	$1,420	$327	$—	$2,502
Accounts receivable	—	63	24	—	87
Accounts receivable, related party	—	61	—	—	61
Notes receivable	—	1	34	—	35
Other receivables	369	48	4	(405)	16
Inventories	—	944	41	(1)	984
Deferred income taxes, net	—	909	1	(2)	908
Prepaid expenses and other	25	188	8	(2)	219

Total current assets	1,149	3,634	439	(410)	4,812
Property, plant and equipment, net	5	1,019	12	1	1,037
Trademarks and other intangible assets, net	—	2,450	5	—	2,455
Goodwill	—	7,999	12	—	8,011
Long-term intercompany notes receivable	1,920	1,316	—	(3,236)	—
Investment in subsidiaries	8,956	456	—	(9,412)	—
Other assets and deferred charges	88	165	51	(62)	242

Total assets	$12,118	$17,039	$519	$(13,119)	$16,557

Liabilities and shareholders’ equity
Accounts payable	$1	$183	$3	$—	$187
Tobacco settlement accruals	—	2,489	—	—	2,489
Due to related party	—	1	—	—	1
Deferred revenue, related party	—	42	—	—	42
Current maturities of long-term debt	—	60	—	—	60
Other current liabilities	425	910	64	(409)	990

Total current liabilities	426	3,685	67	(409)	3,769
Long-term intercompany notes payable	1,316	1,920	—	(3,236)	—
Long-term debt (less current maturities)	5,035	—	—	—	5,035
Deferred income taxes, net	—	523	—	(62)	461
Long-term retirement benefits (less current portion)	58	1,752	11	—	1,821
Other noncurrent liabilities	26	188	—	—	214
Shareholders’ equity	5,257	8,971	441	(9,412)	5,257

Total liabilities and shareholders’ equity	$12,118	$17,039	$519	$(13,119)	$16,557

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of RAI’s business, initiatives, critical accounting estimates and its consolidated results of operations and financial position. Following the overview and discussion of business initiatives, the critical accounting estimates disclose certain accounting estimates that are material to RAI’s results of operations and financial position for the periods presented in this report. The discussion and analysis of RAI’s results of operations compares the second quarter of 2013 with the second quarter of 2012, and the first six months of 2013 with the first six months of 2012. Disclosures related to liquidity and financial position complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial position and results of operations in conjunction with the financial information included in the condensed consolidated financial statements (unaudited).

Overview and Business Initiatives

RAI’s reportable operating segments are RJR Tobacco, American Snuff and Santa Fe. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The American Snuff segment consists of the primary operations of American Snuff Co. The Santa Fe segment consists of the primary operations of SFNTC. Niconovum AB, Niconovum USA, Inc. and RJR Vapor, among other RAI subsidiaries, are included in All Other. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.

RAI’s strategy encourages the migration of adult smokers to smoke-free tobacco products and other products, which it believes aligns consumer preferences for new alternatives to traditional tobacco products in view of societal pressure to reduce public smoking. RAI’s operating companies facilitate this migration through innovation, including the development of CAMEL Snus, tobacco extract products, heat-not-burn cigarettes, digital vapor e-cigarettes and nicotine replacement therapy technologies.

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

Competition is based primarily on brand positioning, including price, product attributes and packaging, consumer loyalty, promotions, advertising and retail presence, as well as finding efficient and effective means of balancing market share and profit growth. Cigarette brands produced by the major manufacturers generally require competitive pricing, substantial marketing support, retail programs and other incentives to maintain or improve market position or to introduce a new brand or brand style.

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

In contrast to the declining U.S. cigarette market, U.S. moist snuff retail volumes grew approximately 5% in the first six months of 2013. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both.

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

All Other

RAI’s subsidiary, Niconovum AB, is a marketer of nicotine replacement therapy products in Sweden under the ZONNIC brand name. RAI’s subsidiary, Niconovum USA, Inc., has entered into its first lead market in Iowa with ZONNIC, a nicotine replacement therapy gum, and recently introduced two new styles of ZONNIC into the lead market. In June 2013, another RAI subsidiary, RJR Vapor, announced its intent to expand the distribution of VUSE digital vapor e-cigarettes to retail outlets throughout Colorado beginning in the third quarter of 2013. VUSE’s innovative digital technology is designed to deliver a consistent flavor and vapor experience.

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

State Settlement Agreements

RJR Tobacco and SFNTC are participants in the MSA, and RJR Tobacco is a participant in the other State Settlement Agreements. Their obligations and the related expense charges under the State Settlement Agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges to RJR Tobacco and SFNTC under these agreements is recorded in cost of products sold as the products are shipped. Included in these adjustments is an NPM Adjustment that potentially reduces the annual payment obligation of RJR Tobacco, SFNTC and the other PMs. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated. American Snuff Co. is not a participant in the State Settlement Agreements. For additional information related to historical and expected settlement expenses and payments under the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry— Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements—Enforcement and Validity; Adjustments” in note 9 to condensed consolidated financial statements (unaudited).

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

Actuarial gains or losses are changes in the amount of either the benefit obligation or the fair value of plan assets resulting from experience different from that assumed or from changes in assumptions. RAI immediately recognizes actuarial gains and losses in its operating results in the year in which they occur, to the extent such gains and losses are in excess of 10% of the greater of the fair value of the plan assets or the plan’s benefit obligation, referred to as the corridor. Actuarial gains and losses outside the corridor are generally recognized annually as of December 31, or when the plans are remeasured during an interim period. Additionally, for the purposes of calculating the expected return on plan assets, RAI uses the actual fair value of plan assets.

Prior service costs of pension benefits, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the average remaining service period for active employees, or average remaining life expectancies for inactive employees if most of the plan obligations are due to inactive employees. Prior service costs of postretirement benefits, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the expected service period to full eligibility age for active employees, or average remaining life expectancies for inactive employees if most of the plan obligations are due to inactive employees.

In recent years, actual results have varied significantly from actuarial assumptions. In particular, pension and postretirement obligations are impacted by changes in the discount rates. These changes have resulted in an increase in charges to other comprehensive loss and increased pension and postretirement expense. The Pension Protection Act of 2006 may require additional cash funding of the increased pension obligations in the future.

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

Results of Operations

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Net sales(1):
RJR Tobacco	$1,792	$1,833	(2.2)%	$3,350	$3,464	(3.3)%
American Snuff	194	172	12.8%	361	330	9.4%
Santa Fe	148	129	14.7%	263	229	14.8%
All Other	45	42	7.1%	88	86	2.3%

Net sales	2,179	2,176	0.1%	4,062	4,109	(1.1)%
Cost of products sold(1)(2)	999	1,112	(10.2)%	1,693	2,106	(19.6)%
Selling, general and administrative expenses	380	325	16.9%	681	623	9.3%
Amortization expense	2	5	(60.0)%	3	11	(72.7)%
Restructuring charge	—	—	NM (3)	—	149	NM (3)

Operating income (loss):
RJR Tobacco	663	594	11.6%	1,421	971	46.3%
American Snuff	107	95	12.6%	200	179	11.7%
Santa Fe	72	64	12.5%	126	109	15.6%
All Other	(19)	4	NM (3)	(23)	12	NM (3)
Corporate expense	(25)	(23)	8.7%	(39)	(51)	(23.5)%

Operating income	$798	$734	8.7%	$1,685	$1,220	38.1%

(1)	Excludes excise taxes of:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
RJR Tobacco	$857	$912	$1,605	$1,730
American Snuff	14	13	26	25
Santa Fe	50	45	90	80
All Other	62	58	117	116

	$983	$1,028	$1,838	$1,951

(2)	See below for further information related to the State Settlement Agreements, federal tobacco buyout expense and FDA expense included in cost of products sold.
(3)	Percentage of change not meaningful.

In the following discussion, the amounts presented in the operating companies’ shipment volume and share tables are rounded on an individual basis and, accordingly, may not sum in the aggregate. Percentages are calculated on unrounded numbers.

RJR Tobacco

Net Sales

Domestic cigarette shipment volume, in billions of units for RJR Tobacco and the industry, were as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
RJR Tobacco(1):
Growth brands:
CAMEL	5.5	5.5	(0.9)%	10.3	10.6	(3.1)%
PALL MALL	5.6	5.6	0.5%	10.4	10.5	(0.6)%

	11.1	11.1	(0.2)%	20.7	21.1	(1.9)%
Other	5.9	7.0	(15.3)%	11.2	13.3	(15.8)%

Total RJR Tobacco domestic cigarette shipment volume	17.0	18.1	(6.0)%	31.9	34.4	(7.3)%

Total premium	9.9	10.6	(6.6)%	18.5	20.1	(7.8)%
Total value	7.2	7.5	(5.1)%	13.4	14.3	(6.5)%
Premium/total mix	58.0%	58.3%		58.1%	58.4%
Industry(1):
Premium	50.9	54.3	(6.1)%	95.6	101.7	(6.0)%
Value	20.5	21.9	(6.1)%	38.6	41.3	(6.5)%

Total industry domestic cigarette shipment volume	71.5	76.1	(6.1)%	134.2	143.0	(6.1)%

Premium/total mix	71.3%	71.3%		71.2%	71.1%

(1)	Based on information from Management Science Associates, Inc.

RJR Tobacco’s net sales are dependent upon its cigarette shipment volume in a declining market, premium versus value-brand mix and list pricing, offset by promotional spending, trade incentives and federal excise taxes.

RJR Tobacco’s net sales for the three months ended June 30, 2013, decreased compared with the prior-year quarter, due to $104 million attributable to lower domestic cigarette volume and $19 million attributable to unfavorable premium-to-value mix, partially offset by higher net pricing of $85 million. RJR Tobacco’s net sales for the six months ended June 30, 2013, decreased compared with the prior-year period, due to $242 million attributable to lower domestic cigarette volume and $39 million attributable to unfavorable premium-to-value mix, partially offset by higher net pricing of $158 million.

The shares of RJR Tobacco’s cigarette brands as a percentage of total share of U.S. retail cigarette sales based on data collected by SymphonyIRI Group, Inc. and Capstone Research Inc., collectively referred to as IRI/Capstone(1), were as follows:

	For the Three Months Ended
	June 30, 2013	March 31, 2013	Share Point Change	June 30, 2012	Share Point Change
Growth brands:
CAMEL	8.7%	8.5%	0.2	8.3%	0.4
PALL MALL	8.9%	9.0%	(0.1)	8.4%	0.5

Total growth brands	17.6%	17.5%	0.1	16.8%	0.9
Other	8.4%	8.6%	(0.2)	9.6%	(1.2)

Total RJR Tobacco domestic cigarette retail share of market	26.0%	26.1%	(0.1)	26.3%	(0.3)

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

The retail share of market of CAMEL, at 8.7 share points, was up 0.4 share points compared with the prior-year quarter, in spite of significant competitive activity and promotional support.

CAMEL’s cigarette market share continued to be favorably impacted by its innovative capsule technology offered in CAMEL Crush and CAMEL menthol styles. CAMEL Crush styles provide adult smokers the choice of switching from non-menthol to menthol; CAMEL menthol styles allow adult smokers to choose the level of menthol flavor on demand. CAMEL’s second quarter of 2013 menthol market share, including CAMEL Crush styles, increased 0.6 percentage points from the second quarter of 2012 to 3.4 percent.

CAMEL Snus, a smoke-free tobacco product, continues to lead the growing U.S. snus category. CAMEL Snus continued to show steady growth in 2013 as interest builds in this convenient option for adult tobacco consumers. CAMEL Snus introduced Fresh Seal packaging in February 2013, which eliminates the need for refrigeration, while continuing to ensure that adult tobacco consumers benefit from the freshness and flavor of this product.

PALL MALL, a product that offers a high quality, longer-lasting cigarette at a value price, continues to attract interest from adult tobacco consumers. PALL MALL’s second-quarter market share of 8.9% was up 0.5 share points compared with the prior-year period despite continued competitive pressure. The recent expansion of PALL MALL’s menthol portfolio is providing the brand incremental growth.

The combined share of market of RJR Tobacco’s growth brands during the second quarter of 2013 increased by 0.9 share points over the same period in 2012. RJR Tobacco’s total cigarette market share declined from the prior year, mainly driven by losses on the company’s support and non-support brands, consistent with its strategy of focusing on growth brands.

Operating Income

RJR Tobacco’s operating income for the three month period ended June 30, 2013, was favorably impacted by the partial settlement of certain NPM Adjustments of $89 million and higher net cigarette pricing, partially offset by lower cigarette volume and increased selling, general and administrative expense of $22 million. RJR Tobacco’s operating income for the six-month period ended June 30, 2013, was favorably impacted by certain partial NPM Adjustments of $348 million and higher net cigarette pricing, partially offset by lower cigarette volume. In addition, RJR Tobacco incurred a restructuring charge of $138 million in the first quarter of 2012.

RJR Tobacco’s expense under the State Settlement Agreements, federal tobacco quota buyout and FDA user fees, included in cost of products sold, are detailed in the schedule below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
State Settlement Agreements	$496	$601	$746	$1,141
Federal tobacco quota buyout	50	52	99	105
FDA user fees	29	28	59	57

Expenses under the State Settlement Agreements are expected to be approximately $1.8 billion in 2013, subject to adjustment for changes in volume and other factors. Pursuant to the Term Sheet, RJR Tobacco will receive credits with respect to its NPM Adjustment claims for the period from 2003 through 2012. These credits will be applied against annual payments under the MSA over a five-year period, commencing with the April 2013 MSA payment. As a result of the binding Order, RJR Tobacco’s MSA expenses were reduced by $15 million and $217 million in the three and six months ended June 30, 2013, respectively. This recognizes the credit that reduced the April 2013 MSA payment by $202 million and future MSA payments by $15 million for the two additional states that signed the Term Sheet during May 2013.

In addition, RJR Tobacco will recognize additional credits in 2013 through 2016, subject to meeting the various performance obligations associated with the Term Sheet. The amount of these additional credits recognized for the three and six months ended June 30, 2013 was approximately $74 million and $131 million, respectively.

For additional information, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements—Enforcement and Validity; Adjustments” and “— Tobacco Buyout Legislation” in note 9 and “— Cost of Products Sold” in note 1 to condensed consolidated financial statements (unaudited).

Expense for the federal tobacco quota buyout is expected to be approximately $195 million to $205 million in 2013. Expenses for FDA user fees are expected to be approximately $115 million to $125 million in 2013. For additional information, see “— Governmental Activity” below.

Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. RJR Tobacco’s product liability defense costs were $47 million and $39 million for the three months ended June 30, 2013 and 2012, respectively; and $89 million and $81 million for the six months ended June 30, 2013 and 2012, respectively.

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

Numerous factors affect product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial, that is, with active discovery and motions practice. See “— Litigation Affecting the Cigarette Industry — Overview” in note 9 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and type of cases pending, and “— Litigation Affecting the Cigarette Industry — Overview — Scheduled Trials” in note 9 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and nature of cases in trial and scheduled for trial through June 30, 2014.

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

American Snuff

Net Sales

The moist snuff shipment volume, in millions of cans, for American Snuff was as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
GRIZZLY	109.6	99.0	10.6%	204.5	192.0	6.5%
Other	12.2	12.3	(0.6)%	22.9	23.7	(3.6)%

Total American Snuff moist snuff shipment volume	121.8	111.3	9.4%	227.3	215.8	5.4%

American Snuff’s net sales for the three-and six-month periods ended June 30, 2013, increased compared with the prior-year periods due to higher moist snuff volume and pricing.

Moist snuff has been the key driver to American Snuff’s overall growth and profitability within the U.S. smokeless tobacco market. Moist snuff accounted for approximately 88% of American Snuff’s revenue in the three and six months ended June 30, 2013, compared with approximately 86% of American Snuff’s revenue in the three and six months ended June 30, 2012. U.S. moist snuff industry retail shipment volume grew by approximately 5.0% in the second quarter of 2013 compared with the same period in 2012.

The shares of American Snuff’s moist snuff brands as a percentage of total share of U.S. retail moist snuff sales according to IRI/Capstone(1), were as follows:

	For the Three Months Ended
	June 30, 2013	March 31, 2013	Share Point Change	June 30, 2012	Share Point Change
GRIZZLY	30.0%	29.8%	0.2	29.0%	1.0
Other	3.1%	3.2%	(0.1)	3.4%	(0.3)

Total American Snuff moist snuff retail share of market	33.1%	33.0%	0.1	32.4%	0.7

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

GRIZZLY, the leading U.S. moist snuff brand, grew 1.0 share point in the second quarter of 2013, compared with the second quarter of 2012. GRIZZLY’s increase in second quarter shipment volume was driven by growth in the pouch segment, which accounts for more than 30% of the pouch segment and almost 80% of the total share growth in the pouch market.

Operating Income

American Snuff’s operating income for the three - and six-month periods ended June 30, 2013, increased as compared with the prior-year periods due to higher moist snuff pricing and sales volume, offset by additional trade marketing expenses.

Santa Fe

Net Sales

Domestic cigarette shipment volume, in billions of units for Santa Fe, was as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
NATURAL AMERICAN SPIRIT	0.9	0.8	14.6%	1.7	1.5	14.6%

Santa Fe’s net sales for the three-and six-month periods ended June 30, 2013, increased compared with the prior-year periods, primarily due to higher volume. Additionally, the cigarette shipment volume in the first quarter of 2012 was negatively impacted by Santa Fe’s shift to a more efficient integrated supply chain. This shift resulted in a one-time reduction of wholesale inventory levels.

The shares of Santa Fe’s NATURAL AMERICAN SPIRIT as a percentage of total share of U.S. retail cigarette sales according to data from IRI/Capstone(1), were as follows:

	For the Three Months Ended
	June 30, 2013	March 31, 2013	Share Point Change	June 30, 2012	Share Point Change
NATURAL AMERICAN SPIRIT	1.4%	1.3%	0.1	1.1%	0.3

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

Operating Income

Santa Fe’s operating income for the three-and six-month periods ended June 30, 2013, increased as compared with the prior-year periods due to higher sales volume offset by additional trade marketing expenses.

Santa Fe’s expense under the MSA, federal tobacco quota buyout and FDA user fees, included in cost of products sold, are detailed in the schedule below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
MSA	$24	$21	$41	$37
Federal tobacco quota buyout	3	3	5	5
FDA user fees	2	2	3	3

Expenses under the MSA are expected to be approximately $85 million to $95 million in 2013, subject to adjustment for changes in volume and other factors. Pursuant to the Term Sheet, SFNTC will receive credits with respect to its NPM Adjustment claims for the period from 2003 to 2012. Santa Fe’s expenses for the MSA were reduced by approximately $2 million in the first six months of 2013, recognizing the credit that reduced the April 2013 MSA payment by $2 million and future MSA payments by an insignificant amount for the two additional states that signed the Term Sheet during May 2013.

In addition, Santa Fe will recognize additional credits in 2013 through 2016, subject to meeting the various performance obligations associated with the Term Sheet. The amount of these additional credits recognized for the six months ended June 30, 2013 was approximately $1 million. For additional information, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements—Enforcement and Validity; Adjustments” in note 9 and “— Cost of Products Sold” in note 1 to condensed consolidated financial statements (unaudited).

All Other

RAI’s subsidiary, Niconovum AB, is a marketer of nicotine replacement therapy products in Sweden under the ZONNIC brand name. RAI’s subsidiary, Niconovum USA, Inc., has entered into its first lead market in Iowa with ZONNIC, a nicotine replacement therapy gum, and recently introduced two new styles of ZONNIC into the lead market. In June 2013, another RAI subsidiary, RJR Vapor, announced its intent to expand the distribution of VUSE digital vapor e-cigarettes to retail outlets throughout Colorado beginning in the third quarter of 2013. VUSE’s innovative digital technology is designed to deliver a consistent flavor and vapor experience.

RAI Consolidated

Interest and debt expense was $65 million and $127 million for the three and six months ended June 30, 2013, respectively, compared with $58 million and $114 million for the three and six months ended June 30, 2012, respectively, due to higher average debt balances in the 2013 period partially offset by lower interest rates.

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

Provision for income taxes was $271 million, for an effective rate of 37.0%, for the three months ended June 30, 2013, compared with $233 million, for an effective rate of 34.4%, for the three months ended June 30, 2012. The provision for income taxes was $592 million, for an effective rate of 37.9%, for the six months ended June 30, 2013, compared with $392 million, for an effective rate of 35.5%, for the six months ended June 30, 2012. The effective tax rate for the six months ended June 30, 2013 was unfavorably impacted by an increase in tax attributable to a reduction in the domestic production activities deduction of the American Jobs Creation Act of 2004. The effective tax rate for the six months ended June 30, 2012, was favorably impacted by a decrease in tax attributable to the reversal of tax and interest reserves related to various state statute expirations. The effective tax rate for each period differed from the federal statutory rate of 35% due to the impact of state taxes and certain nondeductible items, offset by the domestic production activities deduction.

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

RAI’s operating companies monitor the liquidity of key suppliers and customers, and where liquidity concerns are identified, appropriate contingency or response plans are developed. During the quarter ended June 30, 2013, no business interruptions occurred due to key supplier liquidity, and no liquidity issues were identified involving significant suppliers or customers.

RAI’s excess cash may be invested in money market funds, commercial paper, U.S. treasuries, U.S. government agencies and time deposits in major institutions to minimize investment risk. At present, RAI primarily invests cash in U.S. treasuries.

As of June 30, 2013, R.J. Reynolds Tobacco C.V., an indirect wholly owned subsidiary of RAI, held approximately 72 million euros in a euro government liquidity fund, included in cash and cash equivalents in RAI’s condensed consolidated balance sheet (unaudited). Approximately half of the fund is comprised of repurchase agreements with financial institutions that are collateralized by sovereign debt of approved countries. The fund has investments in sovereign debt of Belgium, Finland, France, Germany, Luxembourg and the Netherlands. The average maturity of the fund was 35 days as of June 30, 2013. RAI’s management believes that this cash equivalent is not reasonably likely to have a material impact on RAI’s liquidity or results of operations. RAI has no hedge in place with respect to this exposure.

As of June 30, 2013, RAI held investments in auction rate securities, a mortgage-backed security and a marketable equity security totaling $92 million. Adverse changes in financial markets had caused the auction rate securities and the mortgage-backed security to revalue lower than carrying value and become less liquid. The auction rate securities and mortgage-backed security will not become liquid until a successful auction occurs or a buyer is found. RAI intends, and has the ability, to hold these auction rate securities and mortgage-backed security for a period of time sufficient to allow for sale, redemption or anticipated recovery in fair value. For additional information on these investments, see note 2 to condensed consolidated financial statements (unaudited).

Cash Flows

Net cash flows used in operating activities were $204 million in the first six months of 2013, compared with $64 million in the first six months of 2012. This change was driven primarily by higher net income in the first six months of 2013 that is more than offset by the impact associated with tobacco settlements, which includes the partial settlement of certain NPM Adjustment claims.

Net cash flows used in investing activities were $14 million in the first six months of 2013, compared with $17 million in the first six months of 2012.

Net cash flows used in financing activities were $617 million in the first six months of 2013, compared with $865 million in the prior-year period. This decrease was the result of the long-term debt repayment made in 2012, partially offset by lower term loan borrowings in 2013.

Borrowing Arrangements

RAI and RJR Notes

As of June 30, 2013, the principal amount of RAI’s and RJR’s outstanding notes was $5.0 billion, with maturity dates ranging from 2013 to 2042. RAI, at its option, may redeem any or all of its outstanding notes, in whole or in part at any time, subject to the payment of a make-whole premium. RJR’s 9.25% notes due in 2013, $60 million in principal amount of which was outstanding as of June 30, 2013, are not redeemable.

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

Term Loan

On March 15, 2013, RAI entered into a Term Loan with a syndicate of lenders, providing for an unsecured delayed draw term loan facility, with a maximum borrowing capacity of up to $500 million. On April 10, 2013, RAI borrowed the entire $500 million under the Term Loan, with such borrowing initially bearing interest at the annual rate of approximately 1.7%. On July 10, 2013, RAI repaid $100 million of the Term Loan. The Term Loan matures on December 27, 2013. RAI used the proceeds for general corporate purposes of RAI and its subsidiaries, including to make payments under the MSA and to purchase shares under RAI’s share repurchase program.

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

RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness at June 30, 2013.

For additional information on the Term Loan, see note 8 to condensed consolidated financial statements (unaudited).

Dividends

On February 7, 2013, and May 9, 2013, RAI’s board of directors declared a quarterly cash dividend of $0.59 per common share and $0.63 per common share, respectively. The dividends were paid on April 1, 2013, and July 1, 2013, to shareholders of record as of March 8, 2013, and June 10, 2013, respectively.

On July 11, 2013, RAI’s board of directors declared a quarterly cash dividend of $0.63 per common share. The dividend will be paid on October 1, 2013, to shareholders of record as of September 10, 2013.

On an annualized basis, the dividend rate is $2.52 per common share. The current dividend reflects RAI’s policy of paying dividends to the holders of RAI’s common stock in an aggregate amount that is approximately 80% of RAI’s annual consolidated net income.

Stock Repurchases

On November 14, 2011, the board of directors of RAI authorized the repurchase, from time to time on or before mid-2014, of up to $2.5 billion of outstanding shares of RAI common stock in open-market or privately negotiated transactions.

During the first six months of 2013, RAI repurchased and cancelled 9,930,167 shares of RAI common stock for $450 million under the above share repurchase program. As of June 30, 2013, RAI had repurchased and cancelled 41,651,037 shares of RAI common stock for $1.8 billion under the above share repurchase program.

Additionally, during 2013, at a cost of $25 million, RAI purchased 574,383 shares of RAI common stock that were cancelled with respect to tax liabilities associated with restricted stock units vesting under its Omnibus Plan.

For additional information, see note 10 to condensed consolidated financial statements (unaudited).

Capital Expenditures

RAI’s operating subsidiaries recorded cash capital expenditures of $50 million for the first six months of 2013 and 2012. RAI’s operating subsidiaries plan to spend an additional $70 million to $80 million for capital expenditures during the remainder of 2013. Capital expenditures are funded primarily by cash flows from operations. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of June 30, 2013.

Retirement Benefits

As disclosed in its financial statements for the year ended December 31, 2012, RAI expects to contribute approximately $110 million to its pension plans in 2013, of which $5 million was contributed during the first six months of 2013. On July 12, 2013, RAI made a $50 million contribution to its pension plans.

Income Taxes

At June 30, 2013, RAI had a net deferred asset of $289 million. RAI has determined that a valuation of $33 million is required to fully offset a deferred tax asset related to the federal capital loss carryforward resulting from the sale of Lane, Limited in 2011. RAI believes it is unlikely that this deferred tax asset will be realized through the expected generation of future net capital gains. No valuation allowance has been provided on other deferred tax assets as RAI believes it is more likely than not that all of such deferred tax assets will be realized through the expected generation of future taxable income.

Litigation and Settlements

RJR Tobacco, American Snuff Co., and their affiliates, including RAI, and indemnitees, including B&W, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. For further discussion of specific cases, see note 9 to condensed consolidated financial statements (unaudited). Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of June 30, 2013, RJR Tobacco had paid approximately $109 million since January 1, 2011, related to unfavorable smoking and health litigation judgments and $139 million related to an unfavorable medical monitoring and smoking cessation case.

As of June 30, 2013, an accrual of $3.5 million was recorded for the California v. R. J. Reynolds Tobacco Co. Rolling Stone advertising case. See, “— Litigation Affecting the Cigarette Industry — State Settlement Agreements—Enforcement and Validity; Adjustments” in note 9 to condensed consolidated financial statements (unaudited). This amount represents attorneys’ fees and statutory interest through June 30, 2013. RJR Tobacco paid this judgment in the third quarter of 2013.

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

In November 1998, RJR Tobacco, B&W and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. The State Settlement Agreements impose a perpetual stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers, and place significant restrictions on their ability to market and sell cigarettes in the future. For more information related to historical and expected settlement expenses and payments under the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry —State Settlement Agreements—Enforcement and Validity; Adjustments” in note 9 to condensed consolidated financial statements (unaudited). The State Settlement Agreements have materially adversely affected RJR Tobacco’s shipment volumes. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial position of RAI and RJR Tobacco in future periods.

RJR Tobacco and certain of the other PMs under the MSA are currently involved in an arbitration with the settling states with respect to the availability of an NPM Adjustment for the 2003 payment year. RJR Tobacco has disputed a total of approximately $4.7 billion in potential NPM Adjustment claims for the payment years 2003 through 2012.

In 2012, RJR Tobacco, certain other PMs and certain settling states entered into a Term Sheet that set forth the terms on which accrued and potential NPM Adjustment claims for 2003 through 2014 could be resolved. The Term Sheet also set forth a restructured NPM Adjustment process to be applied on a going-forward basis, starting with the 2013 volume year. Based on the jurisdictions that signed the Term Sheet and are bound by its terms, RJR Tobacco and SFNTC will receive credits, collectively, currently estimated to total approximately $1.1 billion, with respect to their NPM Adjustment claims for the period from 2003 to 2012. The expenses for the MSA were reduced by $90 million and $351 million for the three and six months ended June 30, 2013, respectively.

For additional information related to this litigation and its potential resolution, see “— Litigation Affecting the Cigarette Industry — State Settlement Agreements—Enforcement and Validity; Adjustments”, in note 9 and “— Cost of Products Sold” in note 1 to condensed consolidated financial statements (unaudited).

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

Cigarettes and other tobacco products are subject to substantial taxes in the United States. On February 4, 2009, President Obama signed into law, effective April 1, 2009, an increase of $0.62 in the excise tax per pack of cigarettes, and significant tax increases on other tobacco products, to fund expansion of the State Children’s Health Insurance Program Under these federal tax increases:

•	the federal excise tax per pack of 20 cigarettes increased to $1.01; and

•	the federal excise tax rate for chewing tobacco increased $0.3083 per pound to $0.5033 per pound, and for snuff increased $0.925 per pound to $1.51 per pound.

Currently, there is no federal tax on e-cigarettes.

On April 10, 2013, President Obama released a proposed budget which, if approved by the U.S. Congress, would increase the federal excise tax: on a pack of cigarettes from $1.01 to $1.95; for snuff from $1.51 per pound to $2.93 per pound; and for chewing tobacco from $0.5033 per pound to $0.98 per pound. These proposed tax increases would fund a new initiative for pre-kindergarten education for lower-income children. Although the likelihood of the foregoing federal tax increases becoming law is uncertain, RAI’s management believes that such tax increases, if approved by the U.S. Congress, would have an adverse impact on the sale of tobacco products by RAI’s operating companies and could have a material adverse effect on the results of operations, cash flows or financial position of RAI, including impairment of the value of its operating subsidiaries’ trademarks.

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

All states and the District of Columbia currently impose cigarette excise taxes at levels ranging from $0.17 per pack in Missouri to $4.35 per pack in New York. In the second quarter of 2013, Minnesota adopted an increase in its cigarette excise tax, with the increase to become effective in the third quarter. As of June 30, 2013, and December 31, 2012, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $1.26. Certain city and county governments, such as New York and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions.

Forty-nine states and the District of Columbia also subject smokeless tobacco to excise taxes, and the Commonwealth of Pennsylvania, the singular exception, is considering such a tax during its 2013 legislative session. During the second quarter of 2013, Minnesota approved an increase in its ad valorem tax on smokeless tobacco products, with the increase to become effective in the third quarter. As of June 30, 2013,

•	28 states taxed moist snuff on an ad valorem basis, at rates ranging from 5% in South Carolina to 100% in Wisconsin;

•	19 states and the District of Columbia had weight-based taxes on moist snuff, ranging from $0.02 for cans weighing between 5/8 of an ounce and 1 5/8 ounces in Alabama to $2.02 per ounce in Maine;

•

two states imposed a unit tax on moist snuff: Kentucky with a tax of $0.19 per unit, and Washington, with a tax of $2.526 per unit for units weighing 1.2 ounces or less and a proportionate amount above that weight; and,

•	one state (Minnesota) taxed e-cigarettes, with that state taxing e-cigarettes on the same ad valorem basis as it taxes smokeless tobacco products.

During the second quarter of 2013, legislation to convert from an ad valorem to a weight-based tax on moist snuff was introduced in three states, Hawaii, Minnesota and Mississippi. The proposed legislation in Mississippi did not pass, but the proposals in Hawaii and Minnesota remain pending.

On June 22, 2009, President Obama signed into law the Family Smoking Prevention and Tobacco Control Act, referred to as the FDA Tobacco Act, which grants the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products.

Pursuant to the FDA Tobacco Act:

•	charitable distributions of tobacco products are prohibited;

•	statements that would lead consumers to believe that a tobacco product is approved, endorsed, or deemed safe by the FDA are prohibited;

•	pre-market approval by the FDA is required for claims made with respect to reduced risk or reduced exposure products;

•	the marketing of tobacco products in conjunction with any other class of product regulated by the FDA is prohibited;

•

tobacco manufacturers are banned from selling cigarettes with characterizing flavors (other than menthol, which under the FDA Tobacco Act is specifically exempt as a characterizing flavor, but the impact of which on public health will be studied as discussed below);

•	all manufacturers are required to register with the FDA their domestic manufacturing facilities as well as all cigarette and smokeless tobacco products sold in the United States;

•	the FDA reissued regulations addressing advertising and marketing restrictions that were originally promulgated in 1996;

•

manufacturers were required to produce health-related documents generated from and after June 22, 2009 through December 31, 2009 (the FDA has interpreted the FDA Tobacco Act as establishing an ongoing requirement to submit health-related documents; however, the FDA has not yet established a timetable for further production);

•

manufacturers are required to make by-brand ingredient submissions, place different and larger warnings on packaging and advertising for smokeless tobacco products and eliminate the use of descriptors on tobacco products, such as “low-tar” and “lights”;

•

the FDA issued a final regulation for the imposition of larger, graphic health warnings on cigarette packaging and advertising, which was scheduled to take effect September 22, 2012, but the FDA is currently enjoined from enforcing such regulation. For additional information concerning this matter, see “—Litigation Affecting the Cigarette Industry — Other Litigation and Developments — FDA Litigation” in note 9 to condensed consolidated financial statements (unaudited);

•

for certain tobacco products introduced after February 15, 2007 and before March 22, 2011, manufacturers were required to submit to the FDA documentation demonstrating (1) that such products are “substantially equivalent” to products commercially available as of February 15, 2007, or (2) that such products are exempt from the substantial equivalence provision of the FDA Tobacco Act. Products introduced after March 22, 2011 must be determined by the FDA to be exempt from the substantial equivalence provisions, or receive pre-market approval through the new product application process;

•

the FDA announced that it would inspect every domestic establishment that manufactured cigarettes, cigarette tobacco, roll-your-own tobacco or smokeless tobacco products once in a two-year cycle beginning on October 1, 2011;

•

the FDA issued draft guidance on: (1) the reporting of harmful and potentially harmful constituents in tobacco products and tobacco smoke pursuant to Section 904(a)(3) of the FDA Tobacco Act, and (2) preparing and submitting applications for modified risk tobacco products pursuant to Section 911 of the FDA Tobacco Act; and,

•

on June 25, 2013, the FDA issued its first decisions with regard to industry substantial equivalence submissions, authorizing the marketing of two new tobacco products and denying the marketing of four others, none of which were RJR Tobacco products.

On a going forward basis, various provisions under the FDA Tobacco Act and regulations to be issued under the FDA Tobacco Act will:

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

As described below, litigation is pending concerning the TPSAC and other aspects of the FDA Tobacco Act.

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

On August 16, 2011, RJR Tobacco and SFNTC joined other tobacco manufacturers in filing a lawsuit, R.J. Reynolds Tobacco Company v. U.S. Food and Drug Administration, in the U.S. District Court for the District of Columbia, challenging the final regulation specifying nine new graphic “warnings” pursuant to the FDA Tobacco Act that violates the plaintiffs’ rights under the First Amendment to the U.S. Constitution and the Administrative Procedure Act, referred to as the APA. For additional information concerning FDA-related cases, see “—Litigation Affecting the Cigarette Industry — Other Litigation and Developments — FDA Litigation” in note 9 to condensed consolidated financial statements (unaudited).

The FDA has recently indicated that it intends to propose a regulation that would extend the agency’s authority under the FDA Tobacco Act, which currently only applies to certain specifically enumerated “tobacco products,” to other categories of tobacco products, such as e-cigarettes. Such a regulation could subject other tobacco product categories to the current requirements of the FDA Tobacco Act, including that act’s restrictions on product advertising, marketing and sales; good manufacturing practice requirements; and pre-market review requirements for “new tobacco products” and “modified risk tobacco products.”

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

It is not possible to determine what additional federal, state or local legislation or regulations relating to smoking or cigarettes will be enacted or to predict the effect of new legislation or regulations on RJR Tobacco, SFNTC or the cigarette industry in general, but any new legislation or regulations could have an adverse effect on RJR Tobacco, SFNTC or the cigarette industry in general. Similarly, it is not possible to determine what additional federal, state or local legislation or regulations relating to smokeless tobacco products will be enacted or to predict the effect of new regulation on American Snuff Co. or smokeless tobacco products in general, but any new legislation or regulations could have an adverse effect on American Snuff Co. or smokeless tobacco products in general.

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

Cautionary Information Regarding Forward-Looking Statements

Statements included in this report that are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements regarding future events or the future performance or results of RAI and its subsidiaries inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include:

•	the substantial and increasing taxation and regulation of tobacco products, including the regulation of tobacco products by the FDA;

•	the possibility that the FDA will issue regulations prohibiting menthol as a flavor in cigarettes or mint or wintergreen as a flavor in smokeless tobacco products;

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

•	the possibility that the Arbitration Panel’s Award reflecting the partial resolution of the NPM disputes will be vacated or otherwise modified;

•	the continuing decline in volume in the U.S. cigarette industry and RAI’s dependence on the U.S. cigarette industry;

•	concentration of a material amount of sales with a single customer or distributor;

•	competition from other manufacturers, including industry consolidations or any new entrants in the marketplace;

•	increased promotional activities by competitors, including manufacturers of deep-discount cigarette brands;

•	the success or failure of new product innovations and acquisitions, including the e-cigarette, VUSE, which is manufactured and distributed by an RAI subsidiary, RJR Vapor;

•	the responsiveness of both the trade and consumers to new products, marketing strategies and promotional programs;

•	the ability to achieve efficiencies in the businesses of RAI’s operating companies without negatively affecting financial or operating results;

•	the reliance on a limited number of suppliers for certain raw materials;

•	the cost of tobacco leaf, and other raw materials and other commodities used in products;

•	the effect of market conditions on interest rate risk, foreign currency exchange rate risk and the return on corporate cash;

•	changes in the financial position or strength of lenders participating in RAI’s credit facility;

•	the impairment of goodwill and other intangible assets, including trademarks;

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

The table below provides information, as of June 30, 2013, about RAI’s financial instruments that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates for the years ending December 31:

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value(1)
Investments:
Variable-rate	$1,596	$13	$—	$—	$68	$—	$1,677	$1,677
Average interest rate	0.1%	0.5%	—	—	2.4%	—	0.2%	—
Fixed-rate	$—	$—	$—	$—	$—	$7	$7	$7
Average interest rate(2)	—	—	—	—	—	4.7%	4.7%	—
Debt:
Variable-rate	$500	$—	$—	$—	$—	$—	$500	$500
Average interest rate	1.7%	—	—	—	—	—	1.7%	—
Fixed-rate	$60	$—	$650	$775	$700	$2,800	$4,985	$5,194
Average interest rate(2)	9.3%	—	3.0%	7.6%	6.8%	4.8%	5.3%	—

(1)	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted fair values.
(2)	Based upon coupon interest rates for fixed-rate instruments.

RAI’s exposure to foreign currency transactions was not material to results of operations for the six months ended June 30, 2013, but may become material in future periods in relation to activity associated with RAI’s international operations. RAI currently has no hedges for its exposure to foreign currency.

Item 4. Controls and Procedures

(a)	RAI’s chief executive officer and chief financial officer have concluded that RAI’s disclosure controls and procedures were effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures.

(b)	There have been no changes in RAI’s internal controls over financial reporting that occurred during the first six months of 2013 that have materially affected, or are reasonably likely to materially affect, RAI’s internal controls over financial reporting.

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

The following table summarizes RAI’s purchases of its common stock during the second quarter of 2013:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 1, 2013 to May 31, 2013	1,261,278	$49.22	1,261,278	$800

June 1, 2013 to June 30, 2013	1,824,807	48.22	1,824,807	712

Second Quarter Total	3,086,085	48.63	3,086,085	712

(1)	On November 14, 2011, the board of directors of RAI authorized the repurchase, from time to time on or before mid-2014, of up to $2.5 billion of outstanding shares of RAI common stock.

Item 5. Other Information

On July 23, 2013, RAI and Thomas R. Adams, RAI’s Executive Vice President and Chief Financial Officer, entered into a compensatory letter agreement, referred to as the retention letter agreement, establishing a retention arrangement with respect to Mr. Adams’ continuation in the role of a key officer of RAI or its affiliated companies through December 31, 2014, or such earlier date on which the board of directors of RAI approves his release date based on its assessment of organizational stability.

Under the terms of the retention letter agreement, if Mr. Adams remains actively employed by RAI or its affiliated companies for the respective period of time described in the immediately prior paragraph, and he agrees to execute a general release of claims, confidentiality, non-compete and non-disparagement agreement acceptable to RAI at the time of his release from employment, he will be eligible to receive a lump sum cash retention bonus payment of $850,000, referred to as the retention bonus, under the terms of the Retention Trust Agreement dated May 13, 1998, as amended, between R.J. Reynolds Tobacco Holdings, Inc. and Wachovia Bank, N.A., referred to as the retention trust. Payment will be made as soon as practical following the date of his eligibility for the retention bonus.

Mr. Adams (or his estate) also will be eligible to receive the retention bonus if he becomes permanently disabled (as defined under RAI’s long term disability plan) or dies prior to the payment date. Mr. Adams will not be eligible to receive the retention bonus if he voluntarily terminates his employment or is terminated for cause (as defined in the retention trust) prior to the earlier of the dates described in the first paragraph above. If Mr. Adams is involuntarily terminated without cause prior to the earlier of such dates, he will be eligible to receive the retention bonus (subject to the other eligibility terms contained in the retention letter agreement). Under the terms of the retention letter agreement, Mr. Adams has provided a general release of claims related to his employment with RAI and its current and former affiliates and acknowledged and reaffirmed his existing confidentiality, non-disclosure, non-compete and non-disparagement agreements. The foregoing description is qualified in its entirety by reference to the full text of the retention letter agreement, a copy of which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Bylaws of Reynolds American Inc., (incorporated by reference to Exhibit 3.1 to Reynolds American Inc.’s Form 8-K, dated May 9, 2013).

10.1	Retention Letter Agreement, dated July 23, 2013, between Reynolds American Inc. and Thomas R. Adams.

31.1	Certification of Chief Executive Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

31.2	Certification of Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema

101.CAL	XBRL taxonomy extension calculation linkbase

101.LAB	XBRL taxonomy extension label linkbase

101.PRE	XBRL taxonomy extension presentation linkbase

*	Exhibit is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subjected to the liabilities of that Section. This exhibit shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REYNOLDS AMERICAN INC.
(Registrant)

Dated: July 24, 2013	/s/ Thomas R. Adams
Thomas R. Adams
Executive Vice President and Chief Financial Officer
(principal financial officer)