Form 10-Q
period 2013-09-30
REYNOLDS AMERICAN INC
filed 2013-10-22
CIK 1275283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 540,453,835 shares of common stock, par value $.0001 per share, as of October 16, 2013.

Part I — Financial Information

Item 1. Financial Statements

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions, Except Per Share Amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales(1)	$2,055	$2,020	$5,944	$5,965
Net sales, related party	80	97	253	261

Net sales	2,135	2,117	6,197	6,226
Costs and expenses:
Cost of products sold(1)	1,004	1,082	2,697	3,188
Selling, general and administrative expenses	339	311	1,020	934
Amortization expense	1	5	4	16
Restructuring charge	—	—	—	149

Operating income	791	719	2,476	1,939
Interest and debt expense	66	56	193	170
Interest income	(1)	(1)	(4)	(5)
Other expense, net	6	1	6	6

Income before income taxes	720	663	2,281	1,768
Provision for income taxes	263	243	855	635

Net income	$457	$420	$1,426	$1,133

Basic income per share:
Net income	$0.84	$0.75	$2.61	$1.99

Diluted income per share:
Net income	$0.84	$0.74	$2.60	$1.98

Dividends declared per share	$0.63	$0.59	$1.85	$1.74

(1)

Excludes excise taxes of $972 million and $993 million for the three months ended September 30, 2013 and 2012, respectively, and $2,810 million and $2,944 million for the nine months ended September 30, 2013 and 2012, respectively.

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Millions)

(Unaudited)

	For the Three Months Ended September 30,
	2013	2012
Net income	$457	$420
Other comprehensive income (loss), net of tax:
Retirement benefits, net of tax (benefit) expense (2013 — $(4); 2012 — $22)	(6)	37
Unrealized gain on long-term investments, net of tax expense (2013 — $1; 2012 — $1)	2	3
Unrealized loss on hedging instruments, net of tax benefit (2012 — $2)	—	(4)
Cumulative translation adjustment and other, net of tax expense (2013 — $4)	9	8

Comprehensive income	$462	$464

	For the Nine Months Ended September 30,
	2013	2012
Net income	$1,426	$1,133
Other comprehensive income (loss), net of tax:
Retirement benefits, net of tax (benefit) expense (2013 — $(14); 2012 — $88)	(21)	137
Unrealized gain on long-term investments, net of tax expense (2013 — $3; 2012 — $2)	5	4
Realized loss on hedging instruments, net of tax benefit (2013 — $1)	1	—
Unrealized loss on hedging instruments, net of tax benefit (2012 — $10)	—	(18)
Cumulative translation adjustment and other, net of tax expense (benefit) (2013 — $10; 2012 — $(2))	(3)	3

Comprehensive income	$1,408	$1,259

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from (used in) operating activities:
Net income	$1,426	$1,133
Adjustments to reconcile to net cash flows from (used in) operating activities:
Depreciation and amortization	79	99
Restructuring charge, net of cash payments	(12)	113
Deferred income tax expense	236	113
Pension and postretirement	(141)	(68)
Tobacco settlement	(887)	(250)
Other, net	(31)	(227)

Net cash flows from operating activities	670	913

Cash flows from (used in) investing activities:
Capital expenditures	(92)	(61)
Proceeds from termination of joint venture	31	30
Other, net	7	5

Net cash flows used in investing activities	(54)	(26)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(994)	(977)
Repurchase of common stock	(625)	(851)
Repayment of term loan credit facility	(350)	(100)
Repayment of long-term debt	(60)	(451)
Principal borrowings under term loan facility	500	750
Proceeds from issuance of long-term debt, net of discounts	1,097	—
Excess tax benefit on stock-based compensation plans	13	33
Debt issuance costs	(11)	(2)

Net cash flows used in financing activities	(430)	(1,598)

Effect of exchange rate changes on cash and cash equivalents	6	(2)

Net change in cash and cash equivalents	192	(713)
Cash and cash equivalents at beginning of period	2,502	1,956

Cash and cash equivalents at end of period	$2,694	$1,243

Income taxes paid, net of refunds	$549	$582
Interest paid	$147	$145

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,694	$2,502
Accounts receivable	84	87
Accounts receivable, related party	55	61
Notes receivable	36	35
Other receivables	11	16
Inventories	1,085	984
Deferred income taxes, net	684	908
Prepaid expenses and other	190	219

Total current assets	4,839	4,812
Property, plant and equipment, net of accumulated depreciation (2013 — $1,595; 2012 — $1,618)	1,049	1,037
Trademarks and other intangible assets, net of accumulated amortization	2,451	2,455
Goodwill	8,011	8,011
Other assets and deferred charges	242	242

	$16,592	$16,557

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$127	$187
Tobacco settlement accruals	1,602	2,489
Due to related party	—	1
Deferred revenue, related party	16	42
Current maturities of long-term debt	1,009	60
Term loan credit facility	150	—
Other current liabilities	1,106	990

Total current liabilities	4,010	3,769
Long-term debt (less current maturities)	5,103	5,035
Deferred income taxes, net	485	461
Long-term retirement benefits (less current portion)	1,714	1,821
Other noncurrent liabilities	200	214
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2013 — 541,027,578; 2012 — 552,940,767)	—	—
Paid-in capital	6,707	7,275
Accumulated deficit	(1,298)	(1,707)
Accumulated other comprehensive loss	(329)	(311)

Total shareholders’ equity	5,080	5,257

	$16,592	$16,557

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

Basis of Presentation

The accompanying interim condensed consolidated financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as GAAP, for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All material intercompany balances have been eliminated. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim period ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
State Settlement Agreements	$532	$599	$1,321	$1,779
Federal tobacco quota buyout	51	53	157	164
FDA user fees	31	30	94	91

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

Based on the jurisdictions bound by the Term Sheet, RJR Tobacco and SFNTC, collectively, will receive credits, currently estimated to total approximately $1.1 billion, with respect to their NPM Adjustment claims for the period from 2003 through 2012. These credits will be applied against annual payments under the MSA over a five-year period, which commenced with the April 2013 MSA payment. As a result of this binding Order, expenses for the MSA were reduced by approximately $219 million for the nine months ended September 30, 2013. This includes the credit that reduced the April 2013 MSA payment by $204 million and future MSA payments by $15 million for the two additional states that signed the Term Sheet during May 2013.

In addition, RJR Tobacco and SFNTC will recognize additional credits in 2013 through 2016, subject to meeting the various performance obligations associated with the Term Sheet. The amount of these additional credits recognized for the three and nine months ended September 30, 2013, were approximately $69 million and $201 million, respectively. For additional information related to the NPM Adjustment settlement, see “—Litigation Affecting the Cigarette Industry — State Settlement Agreements — Enforcement and Validity; Adjustments” in note 10.

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

The components of the pension benefits and the postretirement benefits are set forth below:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$5	$6	$1	$1	$17	$17	$2	$2
Interest cost	61	70	12	13	185	210	37	44
Expected return on plan assets	(87)	(89)	(3)	(3)	(263)	(268)	(8)	(8)
Amortization of prior service cost (credit)	1	1	(10)	(9)	3	3	(31)	(19)

Curtailment	—	—	—	—	—	4	—	—
Special termination benefits	—	—	—	—	—	34	—	—
MTM adjustment	—	—	—	40	—	—	—	40

Total benefit cost (credit)	$(20)	$(12)	$—	$42	$(58)	$—	$—	$59

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

In the third quarter of 2012, the postretirement benefit plans were amended, and the changes were effective January 1, 2013. The changes primarily impacted Medicare-eligible retirees. The plan changes necessitated a re-measurement of the obligation and a loss, due to a lower discount rate, resulted in an MTM adjustment of $40 million.

RAI disclosed in its financial statements for the year ended December 31, 2012, that it expected to contribute approximately $110 million to its pension plans in 2013. As of September 30, 2013, RAI expects to contribute approximately $60 million to its pension plans in 2013, of which $58 million was contributed during the first nine months of 2013.

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

RAI reviews its investments on a quarterly basis to determine if it is probable that RAI will realize some portion of the unrealized loss and to determine the classification of the impairment as temporary or other-than-temporary. For those securities which RAI does not intend to sell and for which it is more likely than not that RAI will not be required to sell the securities prior to recovery, RAI recognizes the credit loss component of an other-than-temporary impairment of its debt securities in earnings and the noncredit component in other comprehensive loss.

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

Note 2 — Fair Value

Financial assets carried at fair value as of September 30, 2013, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$2,633	$—	$—	$2,633
Other assets and deferred charges:
Auction rate securities	—	—	76	76
Mortgage-backed security	—	—	13	13
Marketable equity security	5	—	—	5

Financial assets carried at fair value as of December 31, 2012, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$2,100	$—	$—	$2,100
Other assets and deferred charges:
Auction rate securities	—	—	70	70
Mortgage-backed security	—	—	13	13
Marketable equity security	4	—	—	4

There were no transfers between the levels in the nine months ended September 30, 2013, or in the year ended December 31, 2012.

RAI has investments in auction rate securities linked to corporate credit risk, investments in auction rate securities related to financial insurance companies, an investment in a mortgage-backed security and an investment in a marketable equity security. The unrealized gains and losses, net of tax, were included in accumulated other comprehensive loss in RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2013, and consolidated balance sheet as of December 31, 2012. The funds associated with the auction rate securities will not be accessible until a successful auction occurs or a buyer is found.

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

RAI determined the change in the fair value of the investment in a marketable equity security using quoted market prices as of September 30, 2013.

Financial assets classified as Level 3 investments were as follows:

	September 30, 2013			December 31, 2012
	Cost	Gross Unrealized Loss (1)	Estimated Fair Value	Cost	Gross Unrealized Loss (1)	Estimated Fair Value
Auction rate securities	$99	$(23)	$76	$99	$(29)	$70
Mortgage-backed security	20	(7)	13	22	(9)	13

	$119	$(30)	$89	$121	$(38)	$83

(1)

Unrealized losses, net of tax, are reported in accumulated other comprehensive loss in RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2013, and consolidated balance sheet as of December 31, 2012.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The changes in the Level 3 investments during the nine months ended September 30, 2013, were as follows:

	Auction Rate Securities
	Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value
Balance as of January 1, 2013	$99	$(29)	$70
Unrealized gain	—	6	6

Balance as of September 30, 2013	$99	$(23)	$76

	Mortgage-Backed Security
	Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value
Balance as of January 1, 2013	$22	$(9)	$13
Redemptions	(2)	—	(2)
Unrealized gain	—	2	2

Balance as of September 30, 2013	$20	$(7)	$13

Fair Value of Debt

The estimated fair value of RAI’s and RJR’s outstanding debt, in the aggregate, was $6.4 billion and $5.5 billion with an effective average annual interest rate of approximately 4.7% as of September 30, 2013, and December 31, 2012, respectively. The fair values are based on available market quotes, credit spreads and discounted cash flows, as appropriate.

Interest Rate Management

From time to time, RAI and RJR have used interest rate swaps to manage interest rate risk on a portion of their respective debt obligations. In 2009, RAI and RJR entered into offsetting floating to fixed interest rate swap agreements, which, at September 30, 2013, had effectively decreased the fixed rate on $1.1 billion of debt to a rate of interest of approximately 4.1%. In September 2011, RAI and RJR terminated the original and offsetting interest rate swap agreements, and received a total of $186 million cash in exchange for foregoing the future cash inflows associated with these swaps. These actions did not change the effective fixed rate of interest associated with the underlying debt.

In May 2012, RAI entered into forward starting interest rate contracts with an aggregate notional amount of $1 billion. RAI designated those derivatives as cash flow hedges of a future debt issuance, and they were determined to be highly effective at inception. The forward starting interest rate contracts mitigated RAI’s exposure to changes in the benchmark interest rate from the date of inception until the date of the forecasted transaction. On October 31, 2012, RAI completed the sale of $2.55 billion in aggregate principal amount of senior notes, consisting of $450 million of 1.05% senior notes due October 30, 2015, $1.1 billion of 3.25% senior notes due November 1, 2022, and $1 billion of 4.75% senior notes due November 1, 2042. The forward starting interest rate contracts were terminated, and $23 million in associated losses were settled with cash payments to the counterparties. The effective portion of the losses are recorded in accumulated other comprehensive loss in RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2013, and consolidated balance sheet as of December 31, 2012, and will be amortized over the life of the related debt.

The amortization of the net gain upon termination of derivative instruments impacted the condensed consolidated statements of income (unaudited) as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Interest and debt expense	$(6)	$(7)	$(19)	$(26)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On September 17, 2013, RAI called for the redemption of, among other RAI notes, the approximately $775 million outstanding principal amount of 7.625% notes due in 2016. Approximately $450 million of this outstanding principal amount is included in the interest rate swap agreements described above. A loss on extinguishment of approximately $100 million for these notes, which includes approximately $35 million of the unamortized portion of the interest rate swap agreement associated with these notes, will be recorded in the fourth quarter of 2013 and included in other expense, net in the consolidated statements of income.

For additional information on Long-Term Debt, see note 9.

Note 3 — Intangible Assets

There was no significant change to the carrying amount of goodwill during the nine months ended September 30, 2013.

The carrying amounts and changes therein of trademarks and other intangible assets by segment were as follows:

	RJR Tobacco		American Snuff	Santa Fe	All Other	Consolidated
	Trademarks	Other	Trademarks	Trademarks	Other	Trademarks	Other
Finite-lived:
Balance as of December 31, 2012	$—	$24	$9	$—	$—	$9	$24
Amortization	—	(3)	(1)	—	—	(1)	(3)

Balance as of September 30, 2013	$—	$21	$8	$—	$—	$8	$21

Indefinite-lived:
Balance as of December 31, 2012	$1,027	$99	$1,136	$155	$5	$2,318	$104

Balance as of September 30, 2013	$1,027	$99	$1,136	$155	$5	$2,318	$104

Details of finite-lived intangible assets as of September 30, 2013, were as follows:

	Gross	Accumulated Amortization	Net
Contract manufacturing agreements	$151	$130	$21
Trademarks	96	88	8

	$247	$218	$29

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Year	Amount
Remainder of 2013	$1
2014	5
2015	5
2016	5
2017	4
Thereafter	9

$29

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Under existing severance plans, $111 million of cash severance, benefits and related costs and $38 million of non-cash pension-related benefits comprised a restructuring charge of $149 million during the first quarter of 2012. Of this charge, $138 million was recorded in the RJR Tobacco segment. Of the cash portion, $52 million had been paid as of September 30, 2013. Accordingly, in the condensed consolidated balance sheet (unaudited) as of September 30, 2013, $14 million was included in other current liabilities and $45 million was included in other noncurrent liabilities.

The component of the restructuring charge accrued and utilized was as follows:

Employee Severance and Benefits
Original accrual	$149
Utilized in 2012	(78)

Balance as of December 31, 2012	71
Utilized in 2013	(12)

Balance as of September 30, 2013	$59

Note 5 — Income Per Share

The components of the calculation of income per share were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$457	$420	$1,426	$1,133

Basic weighted average shares, in thousands	542,631	562,387	546,768	568,663
Effect of dilutive potential shares:
Restricted stock units	2,019	2,008	1,933	2,292

Diluted weighted average shares, in thousands	544,650	564,395	548,701	570,955

Note 6 — Inventories

The major components of inventories were as follows:

	September 30, 2013	December 31, 2012
Leaf tobacco	$970	$919
Other raw materials	64	51
Work in process	73	63
Finished products	151	125
Other	26	18

Total	1,284	1,176
Less LIFO allowance	199	192

	$1,085	$984

RJR Tobacco performs its annual LIFO inventory valuation at December 31. Interim periods represent an estimate of the expected annual valuation.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 7 — Income Taxes

The provision for income taxes was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Provision for income taxes	$263	$243	$855	$635

Effective tax rate	36.5%	36.7%	37.5%	35.9%

The effective tax rate for the nine months ended September 30, 2013, was unfavorably impacted by an increase in tax attributable to a reduction in the domestic production activities deduction of the American Jobs Creation Act of 2004. The effective tax rate for the nine months ended September 30, 2012, was favorably impacted by a decrease in tax attributable to the reversal of tax and interest reserves related to various state statute expirations. The effective tax rate for each period differed from the federal statutory rate of 35% due to the impact of state taxes and certain nondeductible items, offset by the domestic production activities deduction.

Note 8 — Borrowing Arrangements

Credit Agreements

On July 29, 2011, RAI entered into a credit agreement with a syndicate of lenders, providing for a four-year $750 million senior unsecured revolving credit facility. As of September 30, 2013, there were no borrowings, and approximately $6 million of letters of credit outstanding, under this credit agreement. On October 8, 2013, RAI entered into a credit agreement, referred to as the New Credit Agreement, with a syndicate of lenders, providing for a four-year $1.35 billion senior unsecured revolving credit facility, which may be increased to $1.6 billion at the discretion of the lenders upon the request of RAI. The New Credit Agreement replaced RAI’s existing credit agreement.

For additional information on the New Credit Agreement, see note 16.

Term Loan

On March 15, 2013, RAI entered into a term loan, referred to as the Term Loan, with a syndicate of lenders, providing for an unsecured delayed draw term loan facility, with a maximum borrowing capacity of up to $500 million. On April 10, 2013, RAI borrowed the entire $500 million under the Term Loan. In the third quarter of 2013, RAI prepaid $350 million of the Term Loan. The outstanding balance at September 30, 2013, of $150 million bears interest at the annual rate of approximately 1.7% and was prepaid on October 8, 2013.

For additional information on the Term Loan, see note 16.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 9 — Long-Term Debt

Long-term debt, net of discounts and including adjustments associated with interest rate swaps, consisted of the following:

	September 30, 2013	December 31, 2012
1.05% guaranteed, notes due 2015	450	449
3.25% guaranteed, notes due 2022	1,099	1,099
4.75% guaranteed, notes due 2042	991	991
4.85% guaranteed, notes due 2023	550	—
6.15% guaranteed, notes due 2043	547	—
6.75% guaranteed, notes due 2017	769	781
7.25% guaranteed, notes due 2037	448	448
7.30% guaranteed, notes due 2015	—	200
7.625% guaranteed, notes due 2016	—	818
7.75% guaranteed, notes due 2018	249	249

Total long-term debt (less current maturities)	5,103	5,035
Current maturities of long-term debt	1,009	60

	$6,112	$5,095

As of September 30, 2013, the maturities of RAI’s notes, net of discounts, were as follows:

Year	Amount
2013	973
2015	450
2017	700
2018	249
2022 and thereafter	3,635

$6,007

In conjunction with their obligations under the Credit Agreement, RAI’s Material Subsidiaries, including RJR, RJR Tobacco, American Snuff Co. and SFNTC, among others, guarantee the RAI notes.

On August 15, 2013, RJR repaid at maturity $60 million in principal amount of its notes. RJR has no remaining outstanding debt.

On September 17, 2013, RAI completed the sale of $1.1 billion in aggregate principal amount of its senior notes, consisting of $550 million aggregate principal amount of 4.85% senior notes due September 15, 2023, and $550 million aggregate principal amount of 6.15% senior notes due September 15, 2043, collectively referred to as the New Notes. Interest on these notes is payable semi-annually.

At its option, RAI may redeem any or all of its outstanding notes, in whole or in part at any time, subject to the payment of a make-whole premium.

On September 17, 2013, RAI called for the redemption of the approximately $200 million outstanding principal amount of its 7.30% notes due in 2015, and the approximately $775 million outstanding principal amount of its 7.625% notes due in 2016, collectively referred to as the Existing Notes. The balance of the Existing Notes, including the adjustments associated with interest rate swap agreements of approximately $35 million, has been included in current maturities of long-term debt in the condensed consolidated balance sheet (unaudited) as of September 30, 2013. A loss on extinguishment of approximately $125 million for the Existing Notes, which includes approximately $35 million of the unamortized portion of the interest rate swap agreements associated with the 7.625% notes, will be recorded in the fourth quarter of 2013 and included in other expense, net in the consolidated statements of income.

For additional information on Interest Rate Management, see note 2; and for additional information on Long-Term Debt subsequent to September 30, 2013, see note 16.

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

Accounting for Tobacco-Related Litigation Contingencies

In accordance with GAAP, RAI and its subsidiaries, including RJR Tobacco, American Snuff Co. and SFNTC, as applicable, record any loss concerning litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated on an individual case-by-case basis. For the reasons set forth below, RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular claim concerning the use of smokeless tobacco against American Snuff Co., when viewed on an individual basis, is not probable, except for the seven Engle cases noted below.

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

An accrual of $9.7 million has been recorded in RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2013 for seven Engle Progeny cases – Douglas, Jimmie Lee Brown, Sherman, Koballa, Ward, Duke and Walker, described below. This amount includes $4.2 million for compensatory and punitive damages and $5.5 million for attorneys’ fees and statutory interest through September 30, 2013. During the third quarter of 2013, a payment of $3.65 million was made in satisfaction of the adverse judgment in the Clinton case, an individual smoking and health case described below. In addition, a payment of $3.49 million was made in the California v. R. J. Reynolds Tobacco Co. Rolling Stone advertising case, described below. As other cases proceed through the appellate process, RAI will consider making further accruals on an individual case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

American Snuff Co. also believes that it has valid defenses to the smokeless tobacco litigation against it. American Snuff Co. asserted and will continue to assert some or all of these defenses in each case at the time and in the manner deemed appropriate by American Snuff Co. and its counsel. No verdict or judgment has been returned or entered against American Snuff Co. on any claim for personal injuries allegedly resulting from the use of smokeless tobacco. American Snuff Co. intends to defend vigorously all smokeless tobacco litigation claims asserted against it. No liability for pending smokeless tobacco litigation was recorded in RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2013.

Cautionary Statement

Even though RAI’s management continues to conclude that the loss of particular pending smoking and health tobacco litigation claims against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular case concerning the use of smokeless tobacco against American Snuff Co., when viewed on an individual case-by-case basis, is not probable, the possibility of material losses related to such litigation is more than remote. Litigation is subject to many uncertainties, and generally, it is not possible to predict the outcome of any particular litigation pending against RJR Tobacco, American Snuff Co. or their affiliates or indemnitees, or to reasonably estimate the amount or range of any possible loss.

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

During the third quarter of 2013, 14 tobacco-related cases, including four Engle Progeny cases, were served against RJR Tobacco or its affiliates or indemnitees. On September 30, 2013, there were 165 cases pending against RJR Tobacco or its affiliates or indemnitees: 149 in the United States and 16 in Canada, as compared with 153 total cases on September 30, 2012. The U.S. case number does not include the approximately 30 individual smoker cases pending in West Virginia state court as a consolidated action, 5,187 Engle Progeny cases, involving approximately 6,344 individual plaintiffs, and 2,574 Broin II cases (as hereinafter defined), pending in the United States against

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

RJR Tobacco or its affiliates or indemnitees. Of the U.S. cases pending on September 30, 2013, 17 are pending in federal court, 131 in state court and 1 in tribal court, primarily in the following states: Florida (27 cases); Maryland (21 cases); Missouri (20 cases); New York (14 cases); Louisiana (9 cases); and California (9 cases).

The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco or its affiliates or indemnitees as of September 30, 2013, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees as of June 30, 2013, as reported in RAI’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, filed with the SEC on July 24, 2013, and a cross-reference to the discussion of each case type.

Case Type	RJR Tobacco’s Case Numbers as of September 30, 2013	Change in Number of Cases Since June 30, 2013 Increase/(Decrease)	Page Reference
Individual Smoking and Health	96	4	26
West Virginia IPIC (Number of Plaintiffs)*	1 (approx. 30)	(approx. 534)	27
Engle Progeny (Number of Plaintiffs)**	5,187 (approx. 6,344)	(109) (79)	27
Broin II	2,574	No change	39
Class-Action	8	No change	40
Health-Care Cost Recovery	2	No change	42
State Settlement Agreements-Enforcement and Validity; Adjustments	31	No change	48
Antitrust	1	No change	53
Other Litigation and Developments	10	2	54

*	Includes as one case the approximately 30 cases pending as a consolidated action In Re: Tobacco Litigation Individual Personal Injury Cases, sometimes referred to as West Virginia IPIC cases, described below. The West Virginia IPIC cases have been separated from the Individual Smoking and Health cases for reporting purposes.
**	The Engle Progeny cases have been separated from the Individual Smoking and Health cases for reporting purposes. The number of cases has decreased as the result of many of the federal and state court cases being dismissed or duplicate actions being consolidated.

The following cases against RJR Tobacco and B&W have attracted significant attention: the Florida state court class-action case, Engle v. R. J. Reynolds Tobacco Co. and the related Engle Progeny cases; and the case brought by the U.S. Department of Justice under the federal Racketeer Influenced and Corrupt Organizations Act, referred to as RICO.

In 2000, a jury in Engle v. Liggett Group, a class-action brought against the major U.S. cigarette manufacturers by Florida smokers allegedly harmed by their addiction to nicotine, rendered a $145 billion punitive damages verdict in favor of the class. In 2006, the Florida Supreme Court set aside that award, prospectively decertified the class, and preserved several of the Engle jury findings for use in subsequent individual actions to be filed within one year of its decision. The preserved findings include jury determinations that smoking causes various diseases, that nicotine is addictive, and that each defendant sold cigarettes that were defective and unreasonably dangerous, committed unspecified acts of negligence and individually and jointly concealed unspecified information about the health risks of smoking. The Engle findings do not indicate that all cigarettes sold by each defendant were defective and unreasonably dangerous, nor do they specify what acts of negligence each defendant committed, or what information each defendant concealed.

In the wake of Engle, thousands of individual progeny actions were filed in federal and state courts in Florida. Such actions are referred to as the Engle Progeny cases. As of September 30, 2013, 1,961 cases were pending in federal court, and 3,226 cases were pending in state court. These cases include approximately 6,344 plaintiffs. In addition, as of September 30, 2013, RJR Tobacco was aware of 17 additional cases that had been filed but not served. One hundred and four cases have been tried in Florida state and federal courts since 2010, and numerous state court trials are scheduled for late 2013 and early 2014. The number of pending cases fluctuates for a variety of

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

reasons, including voluntary and involuntary dismissals. Voluntary dismissals include cases in which a plaintiff accepts an “offer of judgment,” referred to in Florida statutes as “proposals for settlement,” from RJR Tobacco and/or its affiliates. An offer of judgment, if rejected by the plaintiff, preserves RJR Tobacco’s right to recover attorneys’ fees under Florida law in the event of a favorable verdict and is sometimes made through court-ordered mediations.

In each Engle Progeny case, a central issue is the proper use of the preserved Engle findings. Plaintiffs contend that the Engle findings establish the conduct elements of their claims (sale of a defective product, negligent breach of duty, or intentional concealment of material information) even absent any inquiry into whether the findings are relevant to the individual claims of the progeny plaintiff. RJR Tobacco and other Engle defendants contend that such use of the Engle findings would violate federal due process. In 2010, in Brown v. R.J. Reynolds Tobacco Company, the United States Court of Appeals for the Eleventh Circuit, referred to as the Eleventh Circuit, indicated some support for the defendants’ argument that the Engle findings are fatally ambiguous. However, on March 14, 2013, the Florida Supreme Court rejected the due-process argument in Douglas v. Philip Morris USA, Inc., and, on September 6, 2013, the Eleventh Circuit, in Walker v. R.J. Reynolds Tobacco Company, held that it was bound to defer to the Douglas decision under the Full Faith and Credit Act. On October 7, 2013, the U.S. Supreme Court declined to review the decision in Douglas, and RJR Tobacco sought further review of the Walker decision by filing a petition for panel rehearing or rehearing en banc in the Eleventh Circuit.

Eleven cases have become final before the Engle defendants could obtain review of their due process argument. These cases resulted in aggregate payments by RJR Tobacco of $107.1 million ($80.7 million for compensatory and punitive damages and $26.5 million for attorneys’ fees and statutory interest). As of September 30, 2013, an accrual of $9.7 million ($4.2 million for compensatory and punitive damages and $5.5 million for attorneys’ fees and statutory interest) has been recorded in RAI’s condensed consolidated balance sheet (unaudited) for seven Engle Progeny cases – Douglas, Jimmie Lee Brown, Sherman, Koballa, Ward, Duke and Walker, described below.

The following chart reflects verdicts in all other individual Engle Progeny cases, pending as of September 30, 2013, in which a verdict has been returned against RJR Tobacco or B&W, or both. No liability for any of these cases has been recorded in RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2013. This chart does not include the mistrials or verdicts returned in favor of RJR Tobacco or B&W, or both.

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Compensatory Damages (as adjusted)(1)		Punitive Damages	Appeal Status

Cohen	33.3%	3,300,000		10,000,000	Notice to invoke jurisdiction of Florida Supreme Court pending
Townsend	51%	5,500,000		20,000,000	Notice to invoke jurisdiction of Florida Supreme Court pending
Buonomo	77.5%	4,060,000		—	Punitive damages set aside; remanded for new trial
Webb	90%	3,600,000		25,000,000	Remittitur entered; pending — First DCA
Kirkland	10%	10,000		250,000	Pending — Second DCA
Mack	65%	1,885,000		—	Pending — First DCA
Soffer	40%	2,000,000		—	Notice to invoke jurisdiction of Florida Supreme Court pending
Ciccone	30%	1,000,000		—	Punitive damages reversed; petition for rehearing pending
Sury	20%	1,000,000	(3)	—	Notice to invoke jurisdiction of Florida Supreme Court pending
Hallgren	25%	1,000,000	(4)	750,000	Pending — Second DCA
Emmon Smith	70%	7,000,000		20,000,000	Pending — First DCA
Calloway	27%	16,100,000	(5)	17,250,000	Pending — Fourth DCA
Hiott	40%	730,000		—	Pending — First DCA
Hancock	5%	700		—	Pending — Fourth DCA
Sikes	51%	3,520,000		2,000,000	Pending — First DCA
James Smith	55%	600,000	(6)	20,000	Pending — Eleventh Circuit

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Schlenther	50%	5,030,000	(6)	—	New trial on punitive damages only; pending — Second DCA
Ballard	55%	5,000,000		—	Pending — Third DCA
Lock	9%	103,500		—	Pending — Second DCA
Williams	85%	4,250,000		—	Pending — Third DCA
Evers	60%	1,938,000		—	Punitive damages reversed; pending — Second DCA
Schoeff	75%	7,875,000		30,000,000	Pending — Fourth DCA
Marotta	58%	3,480,000		—	Pending — Fourth DCA
Searcy	30%	1,000,000	(7)	1,670,000	Remittitur granted; motion to reconsider pending
Aycock	72.5%	4,277,000		—	Pending — Eleventh Circuit
Earl Graham	20%	550,000		—	Pending — Eleventh Circuit
Starr-Blundell	10%	50,000		—	Post-trial motions pending(2)
Odum	50%	100,000		—	Post-trial motions pending(2)
Skolnick	30%	767,000		—	Post-trial motions pending(2)
Thibault	70%	1,750,000	(6)	1,275,000	Pending — First DCA
Grossman	75%	15,350,000	(6)	22,500,000	Post-trial motions denied; notice of appeal due October 25, 2013
Gafney	33%	1,914,000		—	Post-trial motions pending(2)
Crawford	70%	6,300,000		1,000,000	Post-trial motions pending(2)

Totals		$111,040,200		$151,715,000

(1)

Unless otherwise noted, compensatory damages in these cases are adjusted to reflect the jury’s allocation of comparative fault. Punitive damages are not so adjusted. The amounts listed above do not include attorneys’ fees or statutory interest that may apply to the judgments.

(2)	Should the pending post-trial motions be denied, RJR Tobacco will file a notice of appeal with the appropriate appellate court.
(3)	The trial court held the defendants liable for the entire $1 million, even though the jury had allocated 60% of fault to the plaintiff and 40% of fault to the defendants.
(4)	The trial court held the defendants liable for the entire $1 million, even though the jury allocated 50% of fault to the plaintiff and 50% to the defendants.
(5)

In its ruling on the post-trial motions, the court determined that the jury’s apportionment of comparative fault did not apply to the compensatory damages award and found the defendants jointly and severally liable.

(6)	The court did not apply comparative fault in the final judgment.
(7)	The court held the defendants liable for the entire $1 million, even though the jury allocated 40% of fault to the plaintiff and 60% to the defendants.

As of September 30, 2013, outstanding jury verdicts in favor of the Engle Progeny plaintiffs had been entered against RJR Tobacco in the amount of $111,040,200 in compensatory damages (as adjusted) and in the amount of $151,715,000 in punitive damages, for a total of $262,755,200. All of these verdicts are at various stages in the appellate process. RJR Tobacco continues to believe that it has valid defenses in these cases, including case-specific issues beyond the due process issue discussed above. It is the policy of RJR Tobacco and its affiliates to vigorously defend all smoking and health claims, including in Engle Progeny cases.

Should RJR Tobacco not prevail in any particular individual Engle Progeny case or determine that in any individual Engle Progeny case an unfavorable outcome has become probable and the amount can be reasonably estimated, a loss would be recognized, which could have a material adverse effect on earnings and cash flows of RAI in a particular fiscal quarter or fiscal year. This position on loss recognition for Engle Progeny cases as of September 30, 2013, is consistent with RAI’s and RJR Tobacco’s historic position on loss recognition for other smoking and health litigation claims. It is also the policy of RJR Tobacco to record any loss concerning litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated on an individual case-by-case basis.

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

Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. It is likely that RJR Tobacco and other cigarette manufacturers will continue to have a similar number of tobacco-related trials in 2013 as it has had in recent years. There are six cases, exclusive of Engle Progeny cases, scheduled for trial as of September 30, 2013 through September 30, 2014, for RJR Tobacco or its affiliates and indemnitees: one non-smoking and health case, and five individual smoking and health cases. There are 49 Engle Progeny cases against RJR Tobacco and/or B&W set for trial through September 30, 2014, but it is not known how many of these cases will actually be tried.

Trial Results. From January 1, 2010 through September 30, 2013, 112 smoking and health, Engle Progeny and health-care cost recovery cases in which RJR Tobacco or B&W were defendants were tried, including 12 trials for cases where mistrials were declared in the original proceedings. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 56 cases, including 21 mistrials, tried in Florida (51), Missouri (1) and West Virginia (4). Verdicts in favor of the plaintiffs were returned in 52 cases tried in Florida, one in Connecticut, and one in New York. Two cases in Florida were dismissed during trial.

In the third quarter of 2013, five Engle Progeny cases in which RJR Tobacco was a defendant were tried:

•

In the Grossman v. R. J. Reynolds Tobacco Co. retrial, the jury returned a verdict in favor of the plaintiff, found the decedent, Laura Grossman, to be 25% at fault and RJR Tobacco to be 75% at fault, and awarded $15.35 million in compensatory damages and $22.5 million in punitive damages.

•	In Dombey v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants, including RJR Tobacco.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

•

In Gafney v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, Frank Gafney, to be 34% at fault, RJR Tobacco to be 33% at fault and the remaining defendant to be 33% at fault, and awarded $5.8 million in compensatory damages. Punitive damages were not awarded.

•	In Haldeman v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants, including RJR Tobacco.

•

In Crawford v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the plaintiff to be 30% at fault and RJR Tobacco to be 70% at fault, and awarded $9 million in compensatory damages and $1 million in punitive damages.

For a detailed description of the above-described cases, see “— Engle and Engle Progeny Cases” below.

In addition, since the end of the third quarter of 2013, jurors returned a verdict in the following Engle Progeny case:

•	In Hildegard Brown v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco.

In the third quarter of 2013, no non-Engle Progeny individual smoking and health cases in which RJR Tobacco was a defendant were tried.

The following chart reflects the verdicts in the smoking and health cases or health-care cost recovery cases that have been tried and remain pending as of September 30, 2013, in which verdicts have been returned against RJR Tobacco or B&W, or both. For information on the verdicts in the Engle Progeny cases that have been tried and remain pending as of September 30, 2013, in which verdicts have been returned against RJR Tobacco or B&W, or both, see the Engle Progeny cases chart above. For information on the post-trial status of individual smoking and health cases and the governmental health care cost recovery case, see “— Individual Smoking and Health Cases,” and “—Health-Care Cost Recovery Cases – U.S. Department of Justice Case,” respectively, below:

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Individual Smoking and Health Cases

As of September 30, 2013, 96 individual cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II, Engle Progeny or West Virginia IPIC cases discussed below. A total of 94 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining two cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to environmental tobacco smoke, referred to as ETS.

Below is a description of the individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2013 to September 30, 2013, or remained on appeal as of September 30, 2013.

On February 1, 2005, the jury returned a split verdict in Smith v. Brown & Williamson Tobacco Corp., a case filed in May 2003 in Circuit Court, Jackson County, Missouri, finding in favor of B&W on two counts, fraudulent concealment and conspiracy, and finding in favor of the plaintiffs on negligence, which incorporates failure to warn and product defect claims. The plaintiffs were awarded $2 million in compensatory damages and $20 million in punitive damages; however, the jury found the plaintiff to be 75% at fault and B&W 25% at fault, and thus the compensatory award was reduced to $500,000. The Missouri Court of Appeals affirmed the compensatory damages award but reversed and ordered a new trial on punitive damages. On July 29, 2009, RJR Tobacco, on behalf of B&W, paid the compensatory damages verdict, plus interest, in the amount of approximately $700,000. In August 2009, the jury in the punitive damages retrial returned a verdict for the plaintiffs and awarded the plaintiffs $1.5 million in punitive damages. B&W and the plaintiffs filed notices of appeal in December 2009. In October 2012, the Missouri Court of Appeals reversed the punitive damages award entered in August 2009, and remanded the case for another new trial on punitive damages. In November 2012, B&W filed an application for transfer to the Missouri Supreme Court, which was granted in December 2012. The Missouri Supreme Court affirmed the trial court’s judgment, and the plaintiffs filed a motion for rehearing in September 2013. A decision is pending.

On May 26, 2010, the jury returned a verdict in favor of the plaintiff in Izzarelli v. R. J. Reynolds Tobacco Co., a case filed in December 1999 in the U.S. District Court for the District of Connecticut. The plaintiff sought to recover damages for personal injuries that the plaintiff alleges she sustained as a result of unsafe and unreasonably dangerous cigarette products and for economic losses she sustained as a result of unfair trade practices of the defendant. The jury found RJR Tobacco to be 58% at fault and the plaintiff to be 42% at fault, awarded $13.9 million in compensatory damages and found the plaintiff to be entitled to punitive damages. In December 2010, the court awarded the plaintiff $3.97 million in punitive damages. Final judgment was entered on December 30, 2010, in the amount of $11.95 million. The court granted the plaintiff’s motion for offer of judgment interest, and awarded the plaintiff $15.8 million for the period of December 6, 1999 up to and including December 5, 2010, and approximately $4,000 per day thereafter until an amended judgment was entered. The amended judgment was entered in the amount of approximately $28.1 million on March 4, 2011. RJR Tobacco filed a notice of appeal in September 2011, and the plaintiff thereafter cross appealed with respect to the punitive damages award. In September 2013, the U.S. Court of Appeals for the Second Circuit issued an opinion that certified the following question to the Connecticut Supreme Court: “Does Comment i to section 402A of the Restatement (Second) of Torts preclude a suit premised on strict products liability against a cigarette manufacturer based on evidence that the defendant purposefully manufactured cigarettes to increase daily consumption without regard to the resultant increase in exposure to carcinogens, but in the absence of evidence of any adulteration or contamination?” Subsequently, the plaintiff submitted a motion to the U.S. Court of Appeals for the Second Circuit to amend the certification order to add a second question to the Connecticut Supreme Court: “Does Comment i to section 402A of the Restatement (Second) of Torts preclude a claim under the [Connecticut Products Liability Act] against a cigarette manufacturer for negligence (in the design of its cigarette products)?” RJR Tobacco opposed that motion, and the Second Circuit thereafter denied the plaintiff’s motion. The Second Circuit has retained jurisdiction and will decide the case once the Connecticut Supreme Court either has provided its guidance or has declined to accept the certified question.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On December 12, 2012, in Clinton v. Brown & Williamson Holdings, Inc., the jury returned a verdict in favor of the plaintiff and awarded $1.35 million in compensatory damages. The case was filed in Supreme Court, New York County, New York. The plaintiff alleged that as a result of using the defendant’s products, the decedent, William Champagne, suffered from lung cancer. The plaintiff sought $100 million in compensatory damages. The defendants removed the case to the U.S. District Court for the Southern District of New York in 2005. Final judgment against B&W in the amount of approximately $1.35 million was entered in December 2012. In June 2013, the court denied the defendant’s post-trial motions and granted in part and denied in part the plaintiff’s post-trial motions. The court denied the plaintiff’s motion for a new trial on loss of consortium damages; however, the court granted the plaintiff’s motion to amend the judgment to include pre- and post-judgment interest and motion for new trial on damages for pain and suffering and for the descendants’ losses. In August 2013, the parties entered into an agreement to resolve all outstanding issues. As a result, RJR Tobacco, on behalf of B&W, as successor by merger to the American Tobacco Company, paid the plaintiffs $3.65 million in damages on September 4, 2013.

On June 19, 2013, in Whitney v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants, including RJR Tobacco. The case was filed in January 2011, in the Circuit Court, Alachua County, Florida. The plaintiff alleged that as a result of using the defendants’ products, she suffers from lung cancer and emphysema. Final judgment was entered on July 10, 2013. The plaintiff’s motion for a new trial was denied. The plaintiff filed a notice of appeal to the First DCA, and the defendants filed a notice of cross appeal in August 2013. Briefing is underway.

West Virginia IPIC

In re: Tobacco Litigation Individual Personal Injury Cases began in 1999, in West Virginia state court, as a series of some 1100 individual plaintiff cases. The cases were consolidated for a Phase I trial on various defense conduct issues, to be followed in Phase II by individual trials of any claims left standing. Over the years, various individual plaintiff claims were dismissed for failure to comply with the case management order. The defendants are Philip Morris, Lorillard and RJR Tobacco (including claims concerning The American Tobacco Company and B&W). On April 15, 2013, the Phase I jury trial began and ended with a virtually complete defense verdict on May 15, 2013. The jury found that cigarettes were not defectively designed, were not defective due to a failure to warn prior to July 1, 1969, that defendants were not negligent, did not breach warranties and did not engage in conduct which would warrant punitive damages. The only claim left standing was the jury’s finding that all ventilated cigarettes manufactured and sold between 1964 and July 1, 1969 were defective for a failure to instruct. The defendants believe that there are only 30 plaintiffs remaining who claim to have smoked a ventilated filter cigarette during the relevant period. The court initially entered judgment on the verdict identifying the 30 plaintiffs remaining, but vacated those orders as premature (leaving to a later day the task of identifying the plaintiffs who are left) and to make other various corrections, with the upshot being that all claims not involving the use of ventilated filters during the above-referenced timeframe will be dismissed and immediately subject to appeal once the judgment is entered. Once judgment is entered, plaintiffs are expected to appeal, and the defendants may cross appeal, depending on the issues raised by the plaintiffs.

Engle and Engle Progeny Cases

Trial began in July 1998 in Engle v. R. J. Reynolds Tobacco Co., a class-action filed in Circuit Court, Miami-Dade County, Florida. The Engle class consisted of Florida citizens and residents, and their survivors, who suffer from or have died from diseases or medical conditions caused by an addiction to smoking. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W. In July 1999, the Engle jury found against RJR Tobacco, B&W and the other defendants in the initial phase, which included alleged common issues related to certain elements of liability, general causation, the addictiveness of cigarettes, and potential entitlement to punitive damages.

On July 14, 2000, in the second phase of the trial, the jury returned a punitive damages verdict in favor of the class of approximately $145 billion, including verdicts of $36.3 billion and $17.6 billion against RJR Tobacco and B&W, respectively.

On appeal, the Florida Supreme Court prospectively decertified the class, and it set aside the punitive damages award as both premature and excessive. However, the court preserved a number of findings from Phase I of the trial, including findings that cigarettes can cause certain diseases, that nicotine is addictive, and that defendants placed defective cigarettes on the market, breached duties of care, and concealed health-related information about cigarettes. The court authorized former class members to file individual lawsuits within one year, and it stated that the preserved findings would have “res judicata” effect in those actions.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In the wake of the Florida Supreme Court ruling, thousands of individuals filed separate lawsuits seeking to benefit from the Engle findings. As of September 30, 2013, RJR Tobacco was a defendant in 5,187 Engle Progeny cases in both state and federal courts in Florida. These cases include approximately 6,344 plaintiffs. Many of these cases are in active discovery or nearing trial.

In each Engle Progeny case, a central issue is the proper use of the preserved Engle findings. Plaintiffs contend that the Engle findings establish the conduct elements of their claims (sale of a defective product, negligent breach of duty, or intentional concealment of material information) even absent any inquiry into whether the findings are relevant to the individual claims of the progeny plaintiff. RJR Tobacco and other Engle defendants contend that such use of the Engle findings would violate federal due process. In 2010, in Brown v. R.J. Reynolds Tobacco Co., the Eleventh Circuit indicated some support for the defendants’ argument that the Engle findings are fatally ambiguous. However, on March 14, 2013, the Florida Supreme Court rejected the due process argument in Douglas v. Philip Morris USA, Inc., and, on September 6, 2013, the Eleventh Circuit, in Walker v. R.J. Reynolds Tobacco Co., held that it was bound to defer to the Douglas decision under the Full Faith and Credit Act. On October 7, 2013, the U.S. Supreme Court declined to review the decision in Douglas, and RJR Tobacco sought further review of the Walker decision by filing a petition for panel rehearing or rehearing en banc in the Eleventh Circuit.

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

Below is a description of the Engle Progeny cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2013 to September 30, 2013, or remained on appeal as of September 30, 2013.

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

On May 20, 2009, in Jimmie Lee Brown v. R. J. Reynolds Tobacco Co., a case filed in March 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff. The plaintiff alleged that the decedent, Roger Brown, developed smoking related diseases, which resulted in his death. The plaintiff sought compensatory damages and an unspecified amount of punitive damages. The jury later returned a verdict that the decedent was 50% at fault for his injuries and awarded compensatory damages of $1.2 million. No punitive damages were awarded. RJR Tobacco’s post-trial motions were denied, and the court entered final judgment in the amount of $600,000. RJR Tobacco filed a notice of appeal to the Fourth DCA, and posted a supersedeas bond in the amount of approximately $700,000. The Fourth DCA affirmed the trial court’s judgment in September 2011. In November 2011, RJR Tobacco filed a notice to invoke discretionary jurisdiction of the Florida Supreme Court. In May 2013, the Florida Supreme Court accepted jurisdiction, and the case will be submitted without oral argument. A decision is pending.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On February 25, 2010, in Grossman v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Broward County, Florida, the court declared a mistrial due to the jury’s inability to reach a decision. The plaintiff alleged that as a result of an addiction to cigarettes, the decedent, Laura Grossman, developed lung cancer and died. The plaintiff sought damages in excess of $15,000 and all taxable costs and interest. Retrial began in March 2010. In April 2010, the jury returned a verdict in favor of the plaintiff in Phase I, and in Phase II awarded $1.9 million in compensatory damages and no punitive damages. The jury also found RJR Tobacco to be 25% at fault, the decedent to be 70% at fault and the decedent’s spouse to be 5% at fault. Final judgment was entered in June 2010, in the amount of $483,682. In July 2011, RJR Tobacco filed a notice of appeal to the Fourth DCA, and posted a supersedeas bond in the amount of approximately $484,000. The plaintiff filed a notice of cross appeal. In June 2012, the Fourth DCA entered an opinion that affirmed the trial court’s judgment, but remanded the case for a new trial on all Phase II issues. In October 2012, RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. A decision is pending. Retrial began on July 11, 2013. On July 31, 2013, the jury returned a verdict in favor of the plaintiff, found the decedent to be 25% at fault and RJR Tobacco to be 75% at fault, and awarded $15.35 million in compensatory damages and $22.5 million in punitive damages. Final judgment was entered in August 2013 and did not include a reduction for comparative fault. Post-trial motions were denied on September 25, 2013. The deadline to file a notice of appeal is October 25, 2013.

On March 10, 2010, in Douglas v. Philip Morris USA, Inc., a case filed in October 2007 in Circuit Court, Hillsborough County, Florida, a jury returned a verdict for the plaintiff, found the decedent, Charlotte Douglas, to be 50% at fault, RJR Tobacco to be 5% at fault and the remaining defendants to be 45% at fault, and awarded $5 million in compensatory damages. No punitive damages were awarded. The plaintiff alleged that as a result of the decedent’s addiction to smoking the defendants’ cigarettes, she suffered bodily injury and died. In March 2010, the court entered final judgment against RJR Tobacco in the amount of $250,000. RJR Tobacco filed a notice of appeal to the Second DCA, and posted a supersedeas bond in the amount of $250,000. On March 30, 2012, the Second DCA affirmed the trial court’s decision. However, the court agreed that the issue of due process is one that will be applicable to the many Engle Progeny cases being considered by the trial courts and certified the question regarding the due process issue to the Florida Supreme Court as being one of great importance. RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. The Florida Supreme Court accepted jurisdiction and, in March 2013, affirmed the Second DCA’s ruling for the plaintiff and found that accepting as res judicata the eight Phase I findings approved in Engle does not violate the tobacco companies’ due process rights. RJR Tobacco’s petition for writ of certiorari with the U.S. Supreme Court was denied on October 7, 2013.

On March 10, 2010, in Cohen v. R. J. Reynolds Tobacco Co., a case filed in May 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff. The plaintiff alleged that the decedent, Nathan Cohen, developed lung cancer as a result of using the defendants’ products, and sought in excess of $15,000 compensatory damages and unspecified punitive damages. On March 24, 2010, the jury awarded the plaintiff $10 million in compensatory damages, and found the decedent to be 33.3% at fault, RJR Tobacco to be 33.3% at fault and the remaining defendant to be 33.3% at fault. The jury also awarded $20 million in punitive damages, of which $10 million was assigned to RJR Tobacco. In July 2010, the court entered final judgment against RJR Tobacco in the amount of $3.33 million in compensatory damages and $10 million in punitive damages, and the plaintiff filed a motion to amend or alter the final judgment. The court entered an amended judgment in September 2010 to include interest from the date of the verdict. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $2.5 million. In September 2012, the Fourth DCA affirmed the liability finding and the compensatory damages award, but reversed the finding of entitlement to punitive damages, and remanded the case for a retrial limited to the issue of liability for concealment and conspiracy. The defendants and the plaintiff filed separate notices to invoke the discretionary jurisdiction of the Florida Supreme Court in January 2013. A decision is pending.

On April 21, 2010, in Townsend v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Alachua County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 51% at fault and the decedent, Frank Townsend, to be 49% at fault, and awarded $10.8 million in compensatory damages and $80 million in punitive damages. The plaintiff alleged that the decedent died from lung cancer as a result of his addiction to the defendant’s products. Final judgment was entered on April 29, 2010, in the amount of $5.5 million in compensatory damages and $40.8 million in punitive damages, which represents 51% of the original damages awards. RJR Tobacco appealed to the First DCA, which affirmed the compensatory damages award, but remanded the case to the trial court with instructions to remit the punitive damages award or grant a new trial on punitive

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

damages. On remand, the trial court remitted the punitive damages award to $20 million. The plaintiff consented to the remittitur, but RJR Tobacco refused to consent and insisted on a new trial on punitive damages. Nonetheless, the trial court entered a final judgment of $5.5 million in compensatory damages and $20 million in punitive damages in June 2012. RJR Tobacco again appealed. The First DCA held that the remitted punitive award was not excessive and that RJR Tobacco could not reject the remittitur and insist on a new trial. RJR Tobacco’s motion for rehearing, rehearing en banc, and certification of a conflict in appellate decisions was denied in August 2013. RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court in September 2013. A decision is pending.

On April 26, 2010, in Putney v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Margot Putney, to be 35% at fault, RJR Tobacco to be 30% at fault and the remaining defendants to be 35% at fault, and awarded $15.1 million in compensatory damages and $2.5 million in punitive damages each against RJR Tobacco and the remaining defendants. The plaintiff alleged that the decedent suffered from nicotine addiction and lung cancer as a result of using the defendants’ products. In August 2010, final judgment was entered against RJR Tobacco in the amount of $4.5 million in compensatory damages, and $2.5 million in punitive damages. RJR Tobacco filed a notice of appeal and the plaintiff filed a notice of cross appeal. In December 2010, the court entered an amended final judgment to provide that interest would run from April 26, 2010. The defendants filed a joint notice of appeal to the Fourth DCA of the amended final judgment, and RJR Tobacco posted a supersedeas bond in the amount of approximately $2.4 million. In June 2013, the Fourth DCA held that the court erred in denying the defendants’ motion for remittitur of the compensatory damages for loss of consortium and in striking the defendants’ statute of repose affirmative defenses. As a result, the verdict was reversed, and the case was remanded for further proceedings. The plaintiff’s motion for rehearing, written opinion on one issue, or certification of conflict to the Florida Supreme Court was denied in August 2013. The defendants and the plaintiff filed separate notices to invoke the discretionary jurisdiction of the Florida Supreme Court in September 2013. Decisions are pending.

On May 20, 2010, in Buonomo v. R. J. Reynolds Tobacco Co., a case filed in October 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 77.5% at fault and the decedent, Matthew Buonomo, to be 22.5% at fault, and awarded $5.2 million in compensatory damages and $25 million in punitive damages. The plaintiff alleged that the decedent was addicted to cigarettes and, as a result, developed one or more smoking related medical conditions and/or diseases. Post-trial motions were denied, but the court, in accordance with the Florida statutory limitation on punitive damage awards, ordered the punitive damage award of $25 million be reduced to $15.7 million – three times the compensatory damages award of $5.2 million. In August 2010, the court entered final judgment in the amount of $4.06 million in compensatory damages and $15.7 million in punitive damages. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $5 million. The plaintiff also filed a notice of appeal. In September 2013, the Fourth DCA affirmed the final judgment and damages award to the plaintiff on strict liability and negligence. However, the court reversed the judgment entered for the plaintiff on the claims for fraudulent concealment and conspiracy to commit fraud by concealment due to the erroneous striking of RJR Tobacco’s statute of repose defense. As a result, the punitive damages award was set aside and remanded for a new trial. The deadline to file a motion for rehearing or for certification to the Florida Supreme Court is October 25, 2013.

On October 15, 2010, in Frazier v. Philip Morris USA Inc., a case filed in December 2007 in the Circuit Court, Miami-Dade County, Florida, the jury returned a verdict in favor of the defendants. The plaintiff alleged that as a result of smoking defendants’, including RJR Tobacco’s, products she developed chronic obstructive pulmonary disease. Final judgment was entered in February 2011. The plaintiff filed a notice of appeal to the Third DCA, and the defendants filed a cross appeal. On April 11, 2012, the Third DCA reversed the trial court’s judgment, directed entry of judgment in the plaintiff’s favor and ordered a new trial. In July 2012, the defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. The Florida Supreme Court accepted jurisdiction of the case in September 2013. Briefing is underway.

On October 29, 2010, in Koballa v. Philip Morris USA Inc., a case filed in December 2007, in the Circuit Court, Volusia County, Florida against tobacco industry defendants, including RJR Tobacco, the court declared a mistrial after the jury informed the court that they were unable to reach a verdict. The plaintiff alleged that as a result of the use of the defendants’ defective and unreasonably dangerous tobacco products, she suffers from, or has suffered from, nicotine addiction, lung cancer and other smoking related medical conditions and/or diseases. Retrial began

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

on March 21, 2011, and on March 31, 2011, the jury returned an inconsistent verdict. The jury found that RJR Tobacco was not liable for the plaintiff’s injuries, but found that her past injuries were worth $1 million with the plaintiff being 70% at fault and RJR Tobacco 30% at fault. The court entered final judgment in August 2011. RJR Tobacco filed a notice of appeal to the Fifth DCA, and posted a supersedeas bond in the amount of $300,000. In September 2012, the Fifth DCA affirmed the trial court’s judgment, per curiam. RJR Tobacco’s motion for a written opinion was granted in October 2012. In November 2012, RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. A decision is pending.

On November 4, 2010, in Vasko v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of RJR Tobacco. The jury found that the plaintiff’s claim was barred by the statute of limitations. The plaintiff alleged that the decedent, John Vasko, was addicted to cigarettes manufactured by the defendants, and as a result, developed one or more smoking related medical conditions and/or diseases, including lung cancer. Final judgment was entered, and the plaintiff filed a notice of appeal to the Fourth DCA. The Fourth DCA affirmed the trial court’s judgment, per curiam, in March 2013 and later denied the plaintiff’s motion for rehearing and request for opinion. The plaintiff did not seek review with the Florida Supreme Court.

On November 15, 2010, in Webb v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Levy County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 90% at fault and the decedent, James Horner, to be 10% at fault, and awarded $8 million in compensatory damages and $72 million in punitive damages. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent developed one or more smoking related diseases. The court entered final judgment in November 2010. RJR Tobacco filed a notice of appeal to the First DCA, and posted a supersedeas bond in the amount of $5 million. The plaintiff filed a notice of cross appeal. In April 2012, the First DCA affirmed the liability verdict, but ordered a remittitur or a new trial on damages. On remand, the trial court remitted the compensatory damages award to $4 million and the punitive damages award to $25 million. The plaintiff consented to the remitted judgment, and RJR Tobacco rejected the remittitur and demanded a new trial on damages. Nonetheless, the trial court entered the remitted judgment in September 2012. RJR Tobacco again appealed to the First DCA. In August 2013, the First DCA denied RJR Tobacco’s motion for oral argument. The appeal remains pending.

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

On March 18, 2011, in Mack v. R. J. Reynolds Tobacco Co., a case filed in June 2008, in the Circuit Court, Alachua County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 51% at fault and the decedent, Peter Mack, Sr., to be 49% at fault, and awarded $1 million in compensatory damages. No punitive damages were awarded. The plaintiff alleged that due to the decedent’s addiction to cigarettes, he developed bronchitis and lung cancer. In April 2011, final judgment was entered in favor of the plaintiff. RJR Tobacco appealed, and the First DCA reversed the trial court’s judgment and remanded the case for a new trial. Retrial began on December 3, 2012. On December 14, 2012, the jury returned a verdict in favor of the plaintiff, found the decedent to be 35% at fault and RJR Tobacco to be 65% at fault and awarded $2.9 million in compensatory damages. Final judgment was entered in December 2012. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $1.9 million. Briefing is underway.

On April 13, 2011, in Tullo v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of RJR Tobacco and the plaintiff, but against the remaining defendants. The jury awarded $4.5 million in compensatory damages and no punitive damages. The jury found the decedent, Dominick Tullo, to be 45% at fault and the remaining defendants cumulatively to be 55% at fault. The plaintiff alleged that the decedent was addicted to cigarettes manufactured by the defendants, and as a

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

result, developed chronic obstructive pulmonary disease and other smoking related illnesses and/or diseases. The plaintiff sought in excess of $15,000 against each defendant, taxable costs and interest. The court denied the plaintiff’s motion for a new trial against RJR Tobacco and denied the remaining defendants’ post-trial motions in June 2011. The remaining defendants filed an appeal to the Fourth DCA, and the plaintiff filed a cross appeal. The plaintiff also filed a notice of appeal of the order denying the plaintiff’s motion for new trial against RJR Tobacco. RJR Tobacco filed a cross appeal of the same order. In August 2013, the Fourth DCA affirmed the final judgment entered by the trial court, including the jury’s verdict of no liability to RJR Tobacco. The Fourth DCA denied the plaintiff’s motion for clarification in September 2013. The deadline to seek review with the Florida Supreme Court is later in October 2013.

On April 26, 2011, in Andy Allen v. R. J. Reynolds Tobacco Co., a case filed in September 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 45% at fault, the decedent, Patricia Allen, to be 40% at fault and the remaining defendant to be 15% at fault, and awarded $6 million in compensatory damages and $17 million in punitive damages against each defendant. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent developed chronic obstructive pulmonary disease. Final judgment was entered against RJR Tobacco in the amount of $19.7 million in May 2011. In October 2011, the trial court entered a remittitur of the punitive damages to $8.1 million and denied all other post-trial motions. The defendants filed a joint notice of appeal, RJR Tobacco posted a supersedeas bond in the amount of $3.75 million, and the plaintiff filed a notice of cross appeal in November 2011. In May 2013, the First DCA reversed the trial court’s judgment and remanded the case for a new trial. The plaintiff’s motion for rehearing or rehearing en banc was denied in July 2013. The new trial has not been scheduled. In August 2013, the plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. A decision is pending.

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

On July 15, 2011, in Ciccone v. R. J. Reynolds Tobacco Co., a case filed in August 2004, in the Circuit Court, Broward County, Florida, a jury returned a verdict finding the plaintiff is a member of the Engle class. The plaintiff alleged that as a result of the use of the defendant’s tobacco products, the decedent, George Ciccone, suffered from nicotine addiction and one or more smoking related diseases and/or medical conditions. On July 21, 2011, the jury awarded approximately $3.2 million in compensatory damages and $50,000 in punitive damages. The jury found

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

the decedent to be 70% at fault and RJR Tobacco to be 30% at fault. Final judgment was entered in September 2011, and RJR Tobacco filed a notice of appeal to the Fourth DCA. RJR Tobacco posted a supersedeas bond in the amount of approximately $1 million on October 17, 2011. In August 2013, the Fourth DCA affirmed the judgment of the trial court, but reversed the punitive damages award and remanded the case to the trial court for entry of a final judgment that eliminates the punitive damages award. RJR Tobacco filed a motion for rehearing or rehearing en banc in September 2013. A decision is pending.

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

On November 28, 2011, in Sury v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, William Sury, to be 60% at fault, RJR Tobacco to be 20% at fault, and the remaining defendant to be 20% at fault, and awarded $1 million in compensatory damages and no punitive damages. The plaintiff alleged that as a result of the use of the defendants’ products, the decedent suffered from lung cancer. Final judgment was entered in March 2012. The court entered an amended final judgment that held the defendants jointly and severally liable for the entire $1 million, even though the jury had allocated 60% of fault to the plaintiff and 20% of fault to a co-defendant. The defendants filed a notice of appeal to the First DCA on April 20, 2012, and RJR Tobacco posted a supersedeas bond in the amount of $500,000. In June 2013, the First DCA affirmed the final judgment. RJR Tobacco’s motion for rehearing was denied in August 2013. RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court in September 2013. A decision is pending.

On January 24, 2012, in Hallgren v. R. J. Reynolds Tobacco Co., a case filed in April 2007, in the Circuit Court, Highlands County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Claire Hallgren, to be 50% at fault, RJR Tobacco to be 25% at fault, and the remaining defendant to be 25% at fault, and awarded $2 million in compensatory damages and $750,000 in punitive damages against each defendant. The plaintiff alleged that the decedent was addicted to the defendants’ products, and as a result, suffered from lung cancer. In March 2012, the court entered final judgment in the amount of approximately $1 million for which RJR Tobacco and the other defendant are jointly and severally liable; and $750,000 in punitive damages against each defendant. The defendants filed a joint notice of appeal to the Second DCA, and RJR Tobacco posted a supersedeas bond in the amount of approximately $1.3 million in May 2012. The plaintiff filed a notice of cross appeal. Oral argument occurred on June 4, 2013. A decision is pending.

On January 25, 2012, in Ward v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Mattie Ward, to be 50% at fault, RJR Tobacco to be 30% at fault, and the remaining defendants, collectively, to be 20% at fault, and awarded $1 million in compensatory damages and $1.7 million in punitive damages. The plaintiff alleged that the decedent was addicted to the defendants’ products, and as a result, suffered from chronic obstructive pulmonary disease and other smoking related conditions and/or diseases. In March 2012, the court entered final judgment in the amount of $487,000 in compensatory damages, for which RJR Tobacco and the other defendants are jointly and severally liable; and $1.7 million in punitive damages against RJR Tobacco. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $2.19 million in June 2012. The plaintiff filed a notice of cross appeal. In September 2013, the First DCA affirmed the trial court’s judgment, per curiam. RJR Tobacco filed a motion for rehearing on September 23, 2013. A decision is pending.

On February 29, 2012, in Marotta v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Broward County, Florida, the court declared a mistrial during jury prequalification. The plaintiff alleged that the decedent, Phil Marotta, was addicted to cigarettes and, as a result, suffered from lung cancer. The plaintiff sought compensatory damages in excess of $75,000, including compensatory and punitive damages, costs and pre-judgment interest. Retrial began on March 7, 2013. On March 20, 2013, a jury returned a verdict in favor of the plaintiff, found the decedent to be 42% at fault and RJR Tobacco to be 58% at fault and awarded $6 million in compensatory damages and no punitive damages. Final judgment was entered against RJR Tobacco in the amount of $3.48 million, and RJR Tobacco filed a notice of appeal to the Fourth DCA in April 2013. The plaintiff filed a notice of cross appeal in May 2013. Briefing is underway.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On March 19, 2012, in McCray v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that the decedent, Mercedia Walker, was addicted to the defendants’ tobacco products, and as a result, suffered from one or more smoking related diseases and/or medical conditions. The plaintiff sought compensatory damages for all injuries and losses, all recoverable costs of the case, and all legally recoverable interest. Final judgment was entered in March 2012. The plaintiff filed a notice of appeal to the Eleventh Circuit in July 2012. Oral argument is scheduled for the week of December 9, 2013.

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

On April 10, 2012, in Duke v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Sarah Duke, to be 75% at fault and RJR Tobacco to be 25% at fault, and awarded $30,705 in compensatory damages and no entitlement to punitive damages. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent developed smoking related diseases. The plaintiff sought compensatory and punitive damages, including costs and interest. RJR Tobacco filed a notice of appeal to the Eleventh Circuit in September 2012. In November 2012, RJR Tobacco posted a supersedeas bond in the amount of approximately $7,800. In February 2013, the Eleventh Circuit granted the joint motion to consolidate the appeal with the appeal in Walker v. R. J. Reynolds Tobacco Co., discussed below. In September 2013, the Eleventh Circuit affirmed the jury verdict in favor of the plaintiff. RJR Tobacco filed a petition for panel rehearing or rehearing en banc on October 7, 2013. A decision is pending.

On May 17, 2012, in Calloway v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Johnnie Calloway, to be 20.5% at fault, RJR Tobacco to be 27% at fault, and the remaining defendants collectively to be 52.5% at fault, and awarded $20.5 million in compensatory damages and $17.25 million in punitive damages against RJR Tobacco and $37.6 million collectively against the remaining defendants. The plaintiff alleged that as a result of using the defendants’ products, the decedent became addicted and developed smoking-related diseases and/or conditions. The plaintiff sought compensatory and punitive damages, including costs and interest. In its ruling on the post-trial motions, the court determined that the jury’s apportionment of comparative fault did not apply to the compensatory damages award. Final judgment was entered in August 2012. In September 2012, the defendants filed a notice of appeal to the Fourth DCA, and RJR Tobacco posted a supersedeas bond in the amount of $1.5 million. The plaintiff filed a notice of cross appeal. Briefing is underway.

On May 21, 2012, in Walker v. R. J. Reynolds Tobacco Co., a case filed in August 2007, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Albert Walker, to be 90% at fault and RJR Tobacco to be 10% at fault, and awarded $275,000 in compensatory damages with no entitlement to punitive damages. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent suffered bodily injury. The plaintiff sought compensatory and punitive damages, including costs and interest. The court entered final judgment in May 2012. RJR Tobacco filed a notice of appeal to the Eleventh Circuit and posted a supersedeas bond in the amount of $27,775. In February 2013, the Eleventh Circuit granted the joint motion to consolidate the appeal with the appeal in Duke v. R. J. Reynolds Tobacco Co., discussed above. RJR Tobacco posted a substitute supersedeas bond in the amount of approximately $45,800 in June 2013. In September 2013, the Eleventh Circuit affirmed the jury verdict in favor of the plaintiff. RJR Tobacco filed a petition for panel rehearing or rehearing en banc on October 7, 2013. A decision is pending.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On August 1, 2012, in Hiott v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Kenneth Hiott, to be 60% at fault and RJR Tobacco to be 40% at fault, and awarded $1.83 million in compensatory damages and no punitive damages. The plaintiff alleged that as a result of using the defendant’s product, the decedent suffered from addiction and smoking related diseases and/or conditions. The plaintiff sought an unspecified amount of compensatory and punitive damages. In November 2012, final judgment was entered against RJR Tobacco in the amount of $730,000 in compensatory damages. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $730,000 in December 2012. Oral argument has been scheduled for November 5, 2013.

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

On September 20, 2012, in Sikes v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Jimmie Sikes, to be 49% at fault and RJR Tobacco to be 51% at fault, and awarded $4.1 million in compensatory damages and $2 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s product, the decedent suffered from chronic obstructive pulmonary disease. Final judgment was entered against RJR Tobacco in the amount of $6.1 million on June 3, 2013. The court entered a corrected final judgment against RJR Tobacco in the amount of $5.5 million and vacated the June 3, 2013 final judgment. RJR Tobacco filed a notice of appeal to the First DCA, and posted a supersedeas bond in the amount of $5 million, in July 2013. Briefing is underway.

On October 17, 2012, in James Smith v. R. J. Reynolds Tobacco Co., a case filed in August 2007, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Wanette Smith, to be 45% at fault and RJR Tobacco to be 55% at fault, and awarded $600,000 in compensatory damages and $20,000 in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from lung cancer and chronic obstructive pulmonary disease. The plaintiff sought compensatory and punitive damages, costs and interest. Final judgment was entered against RJR Tobacco in the amount of $620,000. Post-trial motions were denied in August 2013. RJR Tobacco filed a notice of appeal to the Eleventh Circuit and posted a supersedeas bond in the amount of approximately $626,000 in September 2013. Briefing is underway.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On October 18, 2012, in Schlenther v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Hillsborough County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Beverly Schlenther, to be 50% at fault and RJR Tobacco to be 50% at fault, and awarded $5 million in compensatory damages and $2.5 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from chronic obstructive pulmonary disease and heart disease. The plaintiff sought compensatory and punitive damages, costs and interest. In April 2013, the court vacated the punitive damage award, granted a new trial on entitlement to punitive damages and the amount of any such damages and abated the new trial pending the Florida Supreme Court decision in Soffer v. R. J. Reynolds Tobacco Co., described above. In October 2013, the trial court entered a partial final judgment against RJR Tobacco in the amount of $5.03 million in compensatory damages with no reduction for comparative fault. The plaintiff filed a notice of appeal, and RJR Tobacco filed a notice of cross appeal to the Second DCA. Briefing is underway.

On October 19, 2012, in Ballard v. R. J. Reynolds Tobacco Co., a case filed in September 2007 in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the plaintiff to be 45% at fault and RJR Tobacco to be 55% at fault, and awarded $8.55 million in compensatory damages. Punitive damages were not at issue. The plaintiff alleged that as a result of using the defendant’s products, he suffers from bladder cancer and emphysema. The court entered final judgment against RJR Tobacco in the amount of $4.7 million in October 2012, and in August 2013, the court entered an amended final judgment against RJR Tobacco in the amount of $5 million. Post-trial motions were denied on September 20, 2013. RJR Tobacco filed a notice of appeal to the Third DCA and posted a supersedeas bond in the amount of $5 million in October 2013.

On October 25, 2012, in Lock v. Philip Morris USA, Inc., a case filed in November 2007, in the Circuit Court, Pinellas County, Florida, a jury returned a verdict in favor of the plaintiff, found the plaintiff to be 82% at fault, RJR Tobacco to be 9% at fault and the remaining defendant to be 9% at fault, and awarded $1.15 million in compensatory damages. Punitive damages were not at issue. The plaintiff alleged that as a result of using the defendants’ products, he suffers from lung cancer. Final judgment was entered against RJR Tobacco and the remaining defendants in the amount of $103,500 each. The defendants filed a joint notice of appeal to the Second DCA in March 2013, and RJR Tobacco posted a supersedeas bond in the amount of $103,500. Briefing is underway.

On December 12, 2012, in Virginia Williams v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Milton Williams, to be 15% at fault and RJR Tobacco to be 85% at fault, and awarded $5 million in compensatory damages. Punitive damages were not sought. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from pharyngeal cancer. Final judgment was entered against RJR Tobacco in the amount of $4.25 million in compensatory damages in January 2013. Post-trial motions were denied in July 2013. RJR Tobacco filed a notice of appeal to the Third DCA and posted a supersedeas bond in the amount of $4.25 million, and the plaintiff filed a notice of cross appeal in August 2013. Briefing is underway.

On February 5, 2013, in Wilder v. R. J. Reynolds Tobacco Co., a case filed in August 2007, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the defendants. The plaintiff alleged that as a result of using the defendants’ products, the decedent, Jane Hewett, became addicted and suffered from smoking-related diseases and/or conditions. Final judgment was entered in February 2013. The plaintiff did not seek further review of the case.

On February 11, 2013, in Evers v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Hillsborough County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Jacqueline Loyd, to be 31% at fault, RJR Tobacco to be 60% at fault, and the remaining defendant to be 9% at fault, and awarded $3.23 million in compensatory damages and $12.36 million in punitive damages against RJR Tobacco only. The plaintiff alleged that as a result of using the defendants’ products, the decedent became addicted and suffered from smoking-related diseases and/or conditions. In March 2013, the court granted the defendants’ post-trial motions for directed verdict on fraudulent concealment, conspiracy and punitive damages. As a result, the $12.36 million punitive damages award was set aside. The plaintiff’s motion to reconsider directed verdict as to concealment, conspiracy and punitive damages was denied on April 8, 2013. The plaintiff filed a notice of appeal to the Second DCA, the defendants filed a notice of cross appeal, and RJR Tobacco posted a supersedeas bond in the amount of $1.77 million in May 2013. Briefing is underway.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On February 13, 2013, in Schoeff v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, James Schoeff, to be 25% at fault, RJR Tobacco to be 75% at fault, and awarded $10.5 million in compensatory damages and $30 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from addiction and one or more smoking-related diseases and/or conditions, including lung cancer. In April 2013, final judgment was entered against RJR Tobacco in the amount of $7.88 million in compensatory damages and $30 million in punitive damages. RJR Tobacco filed a notice of appeal to the Fourth DCA, and the plaintiff filed a notice of cross appeal in May 2013. Briefing is underway.

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

On March 29, 2013, in Fazekas v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that as a result of using the defendants’ products, the decedent, Kenneth Kauffman, suffered from lung cancer. Final judgment was entered on April 11, 2013. The plaintiff did not seek further review of the case.

On April 1, 2013, in Searcy v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Carol LaSard, to be 40% at fault, RJR Tobacco to be 30% at fault and the remaining defendant to be 30% at fault, and awarded $6 million in compensatory damages and $10 million in punitive damages against each defendant. The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from lung cancer. Final judgment was entered against RJR Tobacco in the amount of $6 million in compensatory damages and $10 million in punitive damages. In September 2013, the trial court granted the defendants’ motion for a new trial, or in the alternative, reduction or remittitur of the damages awarded to the extent it sought remittitur of the damages. The compensatory damage award was remitted to $1 million, and the punitive damage award was remitted to $1.67 million against each defendant. The remaining post-trial motions were denied. The plaintiff filed a motion to reconsider the trial court’s order granting in part the defendants’ motion for remittitur of the damages award. A decision is pending.

On April 18, 2013, in Anderson v. R. J. Reynolds Tobacco Co., a case pending in Hillsborough County, Florida, the court declared a mistrial due to the jury’s inability to reach a decision. The plaintiff alleged that as a result of using the defendants’ products, the decedent, Daniel Begley suffered from esophageal cancer. Retrial is scheduled for January 6, 2014.

On April 18, 2013, in Aycock v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Richard Aycock, to be 27.5% at fault and RJR Tobacco to be 72.5% at fault, and awarded $5.9 million in compensatory damages. Punitive damages were not awarded. The plaintiff alleged that the decedent was addicted to cigarettes manufactured by the defendant and, as a result, suffered from lung cancer. Final judgment was entered against RJR Tobacco in the amount of $4.28 million in April 2013. Post-trial motions were denied in August 2013. RJR Tobacco filed a notice of appeal to the Eleventh Circuit and posted a supersedeas bond in the amount of $4.32 million in September 2013. Briefing is underway.

On May 2, 2013, in LaMotte v. R. J. Reynolds Tobacco Co., a case filed in September 2007, in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent, Vivian Kemp, developed chronic obstructive pulmonary disease and other smoking related diseases and/or conditions. Final judgment was entered in May 2013. The plaintiff did not seek further review of the case.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On May 2, 2013, in David Cohen v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Helen Cohen, to be 40% at fault, RJR Tobacco to be 30% at fault, and the remaining defendants collectively to be 30% at fault, and awarded $2.06 million in compensatory damages. The plaintiff alleged that as a result of using the defendants’ products, the decedent, Helen Cohen, became addicted and suffered from one or more smoking related diseases and/or conditions. Final judgment was entered against RJR Tobacco in the amount of $617,000 in May 2013. In July 2013, the court granted the defendants’ motion for a new trial due to the plaintiff’s improper arguments during closing. The new trial date has not been scheduled. The plaintiff filed a notice of appeal to the Fourth DCA, and the defendants filed a notice of cross appeal. Briefing is underway.

On May 22, 2013, in John Campbell v. R. J. Reynolds Tobacco Co., a case pending in Polk County, Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent, Judy Campbell, became addicted to smoking cigarettes and suffered from unspecified smoking related conditions and/or diseases. The plaintiff’s motion for a new trial was denied and the court entered final judgment in July 2013. The plaintiff filed a notice of appeal to the Second DCA, and the defendants filed a notice of cross appeal in August 2013. Briefing is underway.

On May 23, 2013, in Earl Graham v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Faye Graham, to be 70% at fault, RJR Tobacco to be 20% at fault and the remaining defendant to be 10% at fault, and awarded $2.75 million in compensatory damages. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent became addicted to smoking cigarettes which resulted in her death. Final judgment was entered against RJR Tobacco in the amount of $550,000 in May 2013. Post-trial motions were denied in September 2013. The defendants filed a joint notice of appeal to the Eleventh Circuit and RJR Tobacco posted a supersedeas bond in the amount of approximately $556,000 in October 2013. Briefing is underway.

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

On June 7, 2013, in Odum v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Ethelene Hazouri, to be 50% at fault and RJR Tobacco to be 50% at fault, and awarded $200,000 in compensatory damages. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent suffered from lung cancer. A hearing regarding the post-trial motions occurred on October 1, 2013. A decision is pending.

On June 12, 2013, in Weinstein v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of RJR Tobacco. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent, Irwin Weinstein, suffered from chronic obstructive pulmonary disease. The plaintiff’s motion for a new trial was denied, and final judgment was entered in August 2013. The plaintiff filed a notice of appeal to the Fourth DCA in September 2013, and RJR Tobacco filed a notice of cross appeal. Briefing is underway.

On June 14, 2013, in Skolnick v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Leo Skolnick, to be 40% at fault, RJR Tobacco to be 30% at fault and the remaining defendant to be 30% at fault, and awarded $2.56 million in compensatory damages. The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from lung cancer. The court entered final judgment against RJR Tobacco in the amount of $766,500 in July 2013. A hearing on the post-trial motions is scheduled for November 1, 2013.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On June 19, 2013, in Thibault v. R. J. Reynolds Tobacco Co., a case pending in the Circuit Court, Escambia County, Florida, the jury returned a verdict in favor of the plaintiff, found the decedent, Evelyn Thibault, to be 30% at fault and RJR Tobacco to be 70% at fault, and awarded $1.75 million in compensatory damages and $1.28 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from chronic obstructive pulmonary disease. The court determined that comparative fault did not apply to reduce the amount of the verdict. In June 2013, the court entered final judgment against RJR Tobacco in the amount of $3.03 million. Post-trial motions were denied, and RJR Tobacco filed a notice of appeal to the First DCA in August 2013. RJR Tobacco posted a supersedeas bond in the amount of $3.03 million in September 2013. Briefing is underway.

On June 24, 2013, in Hausner v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Alachua County, Florida, a jury returned a verdict in favor of RJR Tobacco. The plaintiff alleged that as a result of using the defendant’s products, the decedent, Charles Clark, suffered from lung cancer. The plaintiff dismissed the case with prejudice in July 2013.

On August 20, 2013, in Dombey v. R. J. Reynolds Tobacco Co., a case pending in Broward County, Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent, Daniel Dombey, developed one or more smoking related conditions and/or diseases. Final judgment was entered in September 2013. The deadline to file a notice of appeal is later in October 2013.

On September 20, 2013, in Gafney v. R. J. Reynolds Tobacco Co., a case pending in Palm Beach County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Frank Gafney, to be 34% at fault, RJR Tobacco to be 33% at fault and the remaining defendant to be 33% at fault, and awarded $5.8 million in compensatory damages. Punitive damages were not awarded. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent developed chronic obstructive pulmonary disease. Final judgment was entered against RJR Tobacco in the amount of $1.9 million in September 2013. Post-trial motions are pending.

On September 24, 2013, in Haldeman v. R. J. Reynolds Tobacco Co., a case pending in Marion County, Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent, Margaret McEniry, developed one or more smoking related conditions or diseases, including pancreatic cancer. Final judgment has not been entered.

On September 30, 2013, in Crawford v. R. J. Reynolds Tobacco Co., a case pending in Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the plaintiff to be 30% at fault and RJR Tobacco to be 70% at fault, and awarded $9 million in compensatory damages and $1 million in punitive damages. The plaintiff alleged that as a result of smoking the defendant’s products, he suffered from addiction and one or more smoking related conditions and/or diseases. Post-trial motions are pending.

On October 4, 2013, in Hildegard Brown v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of RJR Tobacco. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent, William Brown, suffered from lung cancer. Final judgment has not been entered.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

As of September 30, 2013, there were 2,574 Broin II lawsuits pending in Florida. There have been no Broin II trials since 2007.

Class-Action Suits

Overview. As of September 30, 2013, eight class-action cases were pending in the United States against RJR Tobacco or its affiliates or indemnitees. In 1996, the Fifth Circuit Court of Appeals in Castano v. American Tobacco Co. overturned the certification of a nation-wide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of state-wide, rather than nation-wide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco and its affiliates and indemnitees in state or federal courts in California, Illinois, Louisiana, Missouri, and West Virginia. All pending class-action cases are discussed below.

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

California Business and Professions Code Case. In Sateriale v. R. J. Reynolds Tobacco Co., a class action filed in November 2009 in the U.S. District Court for the Central District of California, the plaintiffs brought the case on behalf of all persons who tried unsuccessfully to redeem Camel Cash certificates from 1991 through March 31, 2007, or who held Camel Cash certificates as of March 31, 2007. The plaintiffs allege that in response to the defendants’ action to discontinue redemption of Camel Cash as of March 31, 2007, customers, like the plaintiffs, attempted to exchange their Camel Cash for merchandise and that the defendants, however, did not have any merchandise to exchange for Camel Cash. The plaintiffs allege unfair business practices, deceptive practices, breach of contract and promissory estoppel. The plaintiffs seek injunctive relief, actual damages, costs and expenses. In January 2010, the defendants filed a motion to dismiss, which prompted the plaintiffs to file an amended complaint in February 2010. The class definition changed to a class consisting of all persons who reside in the U.S. and tried unsuccessfully to redeem Camel Cash certificates, from October 1, 2006 (six months before the defendant ended the Camel Cash program) or who held Camel Cash certificates as of March 31, 2007. The plaintiffs also brought the class on behalf of a proposed California subclass, consisting of all California residents meeting the same criteria. In May 2010, RJR Tobacco’s motion to dismiss the amended complaint for lack of jurisdiction over subject matter and, alternatively, for failure to state a claim was granted with leave to amend. The plaintiffs filed a second amended complaint. In July 2010, RJR Tobacco’s motion to dismiss the second amended complaint was granted with leave to amend. The plaintiffs filed a third amended complaint, and RJR Tobacco filed a motion to dismiss in September

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

2010. In December 2010, the court granted RJR Tobacco’s motion to dismiss with prejudice. Final judgment was entered by the court, and the plaintiffs filed a notice of appeal, in January 2011. In July 2012, the appellate court affirmed the dismissal of the plaintiffs’ claims under the Unfair Competition Law and the Consumer Legal Remedies Acts and reversed the dismissal of the plaintiffs’ claims for promissory estoppel and breach of contract. RJR Tobacco’s motion for rehearing or rehearing en banc was denied in October 2012. RJR Tobacco filed its answer to the plaintiffs’ third amended complaint in December 2012. Trial is scheduled for November 4, 2014.

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

The seminal “lights” class-action case involves RJR Tobacco’s competitor, Philip Morris, Inc. Trial began in Price v. Philip Morris, Inc. in January 2003. In March 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Philip Morris pursued various avenues of relief from the $12 billion bond requirement. On December 15, 2005, the Illinois Supreme Court reversed the lower court’s decision and sent the case back to the trial court with instructions to dismiss the case. On December 5, 2006, the trial court granted the defendant’s motion to dismiss and for entry of final judgment. The case was dismissed with prejudice the same day. In December 2008, the plaintiffs filed a petition for relief from judgment, stating that the U.S. Supreme Court’s decision in Good v. Altria Group, Inc. rejected the basis for the reversal. The trial court granted the defendant’s motion to dismiss the plaintiffs’ petition for relief from judgment in February 2009. In March 2009, the plaintiffs filed a notice of appeal to the Illinois Appellate Court, Fifth Judicial District, requesting a reversal of the February 2009 order and remand to the circuit court. On February 24, 2011, the appellate court entered an order, concluding that the two-year time limit for filing a petition for relief from a final judgment began to run when the trial court dismissed the plaintiffs’ lawsuit on December 18, 2006. The appellate court therefore found that the petition was timely, reversed the order of the trial court, and remanded the case for further proceedings. Philip Morris filed a petition for leave to appeal to the Illinois Supreme Court. On September 28, 2011, the Illinois Supreme Court denied Philip Morris’s petition for leave to appeal and returned the case to the trial court for further proceedings. In December 2012, the trial court denied the plaintiffs’ petition for relief from the judgment. The plaintiffs filed a notice of appeal to the Illinois Appellate Court, Fifth Judicial District. Oral argument is scheduled for October 23, 2013.

In Turner v. R. J. Reynolds Tobacco Co., a case filed in February 2000 in Circuit Court, Madison County, Illinois, a judge certified a class in November 2001. In June 2003, RJR Tobacco filed a motion to stay the case pending Philip Morris’s appeal of the Price v. Philip Morris Inc. case mentioned above, which the judge denied in July 2003. In October 2003, the Illinois Fifth District Court of Appeals denied RJR Tobacco’s emergency stay/supremacy order request. In November 2003, the Illinois Supreme Court granted RJR Tobacco’s motion for a stay pending the court’s final appeal decision in Price. On October 11, 2007, the Illinois Fifth District Court of Appeals dismissed RJR Tobacco’s appeal of the court’s denial of its emergency stay/supremacy order request and remanded the case to the Circuit Court. A status conference is scheduled for January 29, 2014.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

As of September 30, 2013, two health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both, as discussed below after the discussion of the State Settlement Agreements. A limited number of claimants have filed suit against RJR Tobacco, its current or former affiliates, B&W and other tobacco industry defendants to recover funds for health care, medical and other assistance paid by foreign provincial governments in treating their citizens. For additional information on these cases, see “— International Cases” below.

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

Set forth below are tables depicting the unadjusted tobacco industry settlement payment schedule and the settlement payment schedule for RAI’s operating subsidiaries under the State Settlement Agreements, and related information for 2011 and beyond:

Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

	2011	2012	2013		2014		2015 - 2016		2017		Thereafter
First Four States’ Settlements:(1)
Mississippi Annual Payment	$136	$136		$136		$136		$136		$136		$136
Florida Annual Payment	440	440		440		440		440		440		440
Texas Annual Payment	580	580		580		580		580		580		580
Minnesota Annual Payment	204	204		204		204		204		204		204
Remaining Jurisdictions’ Settlement:
Annual Payments(1)	8,004	8,004		8,004		8,004		8,004		8,004		8,004

Total	$9,364	$9,364		$9,364		$9,364		$9,364		$9,364		$9,364

RAI’s Operating Subsidiaries’ Settlement Expenses and Payment Schedule
Settlement expenses	$2,435	$2,370		—		—		—		—		—
Settlement cash payments	$2,492	$2,414		—		—		—		—		—
Projected settlement expenses			$	>1,800	$	>1,900	$	>1,900	$	>2,000	$	>2,000
Projected settlement cash payments			$	>2,500	$	>2,000	$	>1,900	$	>1,900	$	>2,000

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

Post-remand proceedings are underway to determine the extent to which the original order will be implemented. On December 22, 2010, the trial court dismissed Brown & Williamson Holdings, Inc. from the litigation. On March 3, 2011, the defendants filed a motion for vacatur, in which they moved to vacate the trial court’s injunctions and factual findings and dismiss the case in its entirety. The court denied the motion on June 1, 2011. The defendants filed a notice of appeal. In addition, the parties to the lawsuit entered into an agreement concerning certain technical obligations regarding their public websites. Pursuant to this agreement, RJR Tobacco agreed to deposit $3.125 million over three years into the registry of the district court. In July 2012, the Court of Appeals for the D.C. Circuit affirmed the trial court’s denial of the defendants’ motion to vacate the injunctions. In November 2012, the trial court entered an order wherein the court determined the language to be included in the text of the corrective statements and directed the parties to engage in discussions with the Special Master to implement them. The defendants filed a notice of appeal on January 25, 2013. In February 2013, the appellate court granted the defendants’ motion to hold the case in abeyance pending the District Court’s resolution of corrective statement implementation issues. The mediation process on implementation issues is ongoing.

Native American Tribe Case. As of September 30, 2013, one Native American tribe case was pending before a tribal court against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co., a case filed in September 1997 in Tribal Court, Crow Creek Sioux, South Dakota. The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant.

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

•

British Columbia—In 1997, British Columbia enacted a statute, subsequently amended, which created a civil cause of action for the government to recover the costs of health-care benefits incurred for insured populations of British Columbia residents resulting from tobacco-related disease. An action brought on behalf of the Province of British Columbia pursuant to the statute against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and certain of its affiliates, was dismissed in February 2000 when the British Columbia Supreme Court ruled that the legislation was unconstitutional and set aside

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

service ex juris against the foreign defendants for that reason. British Columbia then enacted a revised statute, pursuant to which an action was filed in January 2001 against many of the same defendants, including RJR Tobacco and one of its affiliates, in Supreme Court, British Columbia. In that action, the British Columbia government seeks to recover the present value of its total expenditures for health-care benefits provided for insured persons resulting from tobacco-related disease or the risk of tobacco-related disease caused by alleged breaches of duty by the manufacturers, the present value of its estimated total expenditures for health-care benefits that reasonably could be expected to be provided for those insured persons resulting from tobacco-related disease or the risk of tobacco-related disease in the future, court ordered interest, and costs, or in the alternative, special or increased costs. The government alleges that the defendants are liable under the British Columbia statute by reason of their “tobacco related wrongs,” which are alleged to include: selling defective products, failure to warn, sale of cigarettes to children and adolescents, strict liability, deceit and misrepresentation, violation of trade practice and competition acts, concerted action, and joint liability. RJR Tobacco and its affiliate filed statements of defense in January 2007. In February 2010, the trial date was adjourned, and no new date has been set. Pretrial discovery is ongoing.

•

New Brunswick — In March 2008, a case was filed on behalf of Her Majesty the Queen in Right of the Province of New Brunswick, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco’s predecessor and one of RJR Tobacco’s affiliates, in the Trial Division in the Court of Queen’s Bench of New Brunswick. The claim is brought pursuant to New Brunswick legislation enacted in 2008, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the New Brunswick government seeks to recover essentially the same types of damages that are being sought in the British Columbia action described above based on analogous theories of liability. RJR Tobacco and its affiliate filed statements of defense in March 2010. Pretrial discovery is ongoing.

•

Ontario — In September 2009, a case was filed on behalf of the Province of Ontario, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Ontario Superior Court of Justice. The claim is brought pursuant to Ontario legislation enacted in 2009, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the Ontario government seeks to recover essentially the same types of damages that are being sought in the British Columbia and New Brunswick actions described above based on analogous theories of liability, although the government also asserted claims based on the illegal importation of cigarettes, which claims were deleted in an amended statement of claim filed in August 2010. The jurisdictional challenge brought by RJR Tobacco and its affiliate was denied by the motions court on January 4, 2012, and by the Court of Appeal on May 30, 2013. An application for leave to appeal to the Supreme Court of Canada has been filed.

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

•

Quebec — In June 2012, a case was filed on behalf of the Province of Quebec, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Superior Court of the Province of Quebec, District of Montreal. The claim is brought pursuant to legislation enacted in Quebec in 2009, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the Quebec government seeks to recover essentially the same types of damages that are being sought in the British Columbia and other provincial actions described above based on analogous theories of liability. RJR Tobacco and its affiliate have brought a motion challenging the jurisdiction of the Quebec court, which was dismissed on July 4, 2013. An application to appeal to the Quebec Court of Appeal has been filed. Separately, in August 2009, certain Canadian manufacturers filed a constitutional challenge to the Quebec statute, and that challenge is pending.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

•

Saskatchewan — In June 2012, a case was filed on behalf of the Province of Saskatchewan, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Court of Queen’s Bench, Judicial Centre of Saskatoon, Saskatchewan. The claim is brought pursuant to legislation assented to in 2007 and proclaimed in 2012, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the Saskatchewan government seeks to recover essentially the same types of damages that are being sought in the British Columbia and other provincial actions described above based on analogous theories of liability. RJR Tobacco and its affiliate have brought a motion challenging the jurisdiction of the Saskatchewan court, which was dismissed on October 1, 2013.

•

Alberta — In June 2012, a case was filed on behalf of the Province of Alberta, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Court of Queen’s Bench of Alberta Judicial Centre, Calgary, Alberta. The claim is brought pursuant to legislation assented to in 2009 and proclaimed in 2012, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the Alberta government seeks to recover essentially the same types of damages that are being sought in the British Columbia and other provincial actions described above based on analogous theories of liability. RJR Tobacco and its affiliate have been served with the claim.

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

The following seven putative Canadian class actions were filed against various Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in courts in the Provinces of Alberta, British Columbia, Manitoba, Nova Scotia, Ontario and Saskatchewan, although the plaintiffs’ counsel have been actively pursuing only the action pending in British Columbia at this time:

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

•

In Bourassa v. Imperial Tobacco Canada Limited, a case filed in June 2010 in the Supreme Court of British Columbia against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, the plaintiffs brought the case on behalf of all individuals, including their estates, who were alive on June 12, 2007, and who have suffered, or who currently suffer from chronic respiratory diseases, after having smoked a minimum of 25,000 cigarettes designed, manufactured, imported, marketed, or distributed by the defendants. RJR Tobacco and its affiliate have filed a challenge to the jurisdiction of the British Columbia court. The plaintiff filed a motion for certification in April 2012, and filed affidavits in support in August 2013.

•

In McDermid v. Imperial Tobacco Canada Limited, a case filed in June 2010 in the Supreme Court of British Columbia against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, the plaintiffs brought the case on behalf of all individuals, including their estates, who were alive on June 12, 2007, and who have suffered, or who currently suffer from heart disease, after having smoked a minimum of 25,000 cigarettes designed, manufactured, imported, marketed, or distributed by the defendants. RJR Tobacco and its affiliate have filed a challenge to the jurisdiction of the British Columbia court.

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

State Settlement Agreements—Enforcement and Validity; Adjustments

As of September 30, 2013, there were 31 cases concerning the enforcement, validity or interpretation of the State Settlement Agreements in which RJR Tobacco or B&W is a party. This number includes those cases, discussed below, relating to disputed payments under the State Settlement Agreements.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The Vermont Attorney General filed suit in July 2005, in the Vermont Superior Court, Chittenden County, alleging that certain advertising for the Eclipse cigarette brand violated both the MSA and the Vermont Consumer Fraud Statute. The State of Vermont sought declaratory, injunctive, and monetary relief. The bench trial in this action began on October 6, 2008, and lasted a total of five weeks. Closing arguments occurred on March 11, 2009. On March 10, 2010, the court issued its opinion, finding that three of the advertising claims made by RJR Tobacco were not supported by the appropriate degree of scientific evidence. The court did, however, rule that the remaining six advertising claims challenged by the State of Vermont were not actionable. The court indicated that remedies and any damages to be awarded, as well as the issue of attorney’s fees and litigation expenses, will be addressed in additional proceedings. On March 22, 2010, RJR Tobacco filed a motion to amend findings of fact that it believed were demonstrably contrary to, or unsupported by, the record. On December 14, 2010, the court issued an order granting in part and denying in part RJR Tobacco’s motion. The parties conducted a mediation on the remaining issues on February 14, 2012, but failed to reach an agreement. On June 3, 2013, the court awarded $8.3 million in civil penalties and entered a permanent injunction against RJR Tobacco imposing certain limits on the “marketing, distributing, selling, promoting or advertising” within Vermont of any “non-traditional cigarette” or “potentially reduced exposure product”, referred to as PREP, with reduced risk claims, absent certain studies in support. In August 2013, the court clarified its order, ruling that the injunction applied to only non-traditional cigarettes containing tobacco and does not impact either smokeless tobacco products or PREPs generally. RJR Tobacco filed a notice of appeal on September 5, 2013. On September 18, 2013, Vermont filed a notice of cross appeal. A hearing on the issue of attorneys’ fees is scheduled for December 17, 2013.

In April 2005, the Mississippi Attorney General notified B&W of its intent to seek approximately $3.9 million in additional payments under the Mississippi Settlement Agreement. The Mississippi Attorney General asserts that B&W failed to report in its net operating profit or its shipments, cigarettes manufactured by B&W under contract for Star Tobacco or its parent, Star Scientific, Inc. B&W advised the State that it did not owe the state any money. In August 2005, the Mississippi Attorney General filed in the Chancery Court of Jackson County, Mississippi, a Notice of Violation, Motion to Enforce Settlement Agreement, and Request for an Accounting by Defendant Brown & Williamson Holdings, Inc., formerly known as Brown & Williamson Tobacco Corporation. In this filing, Mississippi estimated that its damages exceeded $5.0 million. On August 24, 2011, the court entered an order finding in favor of the State on the Star contract manufacturing issue, that the total amount of the underpayment from B&W was approximately $3.8 million and that interest on the underpayment was approximately $4.3 million. The court also appointed a special master to undertake an accounting of the benefit received by B&W for failure to include its profits from Star contract manufacturing in its net operating profits reported to the State. B&W filed a motion to certify the Star contract issue for interlocutory appeal, pursuant to Rule 54 (b) of the Mississippi Rules of Civil Procedure. On January 9, 2012, that motion was denied. A ruling from the special master on the benefit received by B&W issue is pending.

In February 2010, the Mississippi Attorney General filed a motion alleging that RJR Tobacco had improperly failed to report shipments of certain categories of cigarette volumes, and for certain years had improperly reported its net operating profit. As a result, the State alleges that settlement payments to it were improperly reduced. RJR Tobacco disputes these allegations and is vigorously defending against them. Hearings on these issues were held on January 24-25, 2012, and May 9, 2012. On May 15, 2012, the court entered an order finding in favor of RJR Tobacco on the claim related to RJR Tobacco’s reported net operating profits in the year used as a baseline for future calculations of the State’s net operating profits payment. The State had sought $3.8 million in damages for this issue, with an additional $2.7 million in interest. On June 19, 2012, the court entered an order finding in favor of the State on the remaining issues, holding that the total amount of the underpayment was approximately $3.3 million and that interest on the underpayment was also approximately $3.3 million, though the court also held that this amount should be offset by additional payments previously made by Lorillard Tobacco Company on some of these issues. The court further ordered RJR Tobacco to perform an accounting of its profits and shipments from 1999-2011. On July 10, 2012, RJR Tobacco filed a petition with the Mississippi Supreme Court requesting leave to immediately appeal the court’s ordered accounting and its entry of judgment for the State without first conducting an evidentiary hearing. On August 15, 2012, the request was denied. An independent accountant acceptable to both the State and RJR Tobacco was identified and retained. On August 8, 2013, the final report of the independent accountant was filed with the court. The report generally found that RJR Tobacco’s accounting and reporting of information in connection with settlement payment calculations was correct. In some respects, the report expressly disagreed with findings made earlier by the trial court. Proceedings before the special master and the trial court will continue.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Finally, in connection with the actions brought against RJR Tobacco and B&W, the court awarded the State attorneys’ fees and expenses in an amount to be determined. On May 1, 2013, a hearing on attorneys’ fees and expenses was held before the special master appointed by the court. A ruling from the special master is pending.

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

As of September 30, 2013, 47 of the 48 courts that had addressed the question whether the dispute concerning the 2003 NPM Adjustment is arbitrable had ruled that arbitration is required under the MSA. The Montana Supreme Court ruled that the state of Montana did not agree to arbitrate the question of whether it diligently enforced a qualifying statute. Subsequently, Montana and the PMs reached an agreement whereby the PMs agreed not to contest Montana’s claim that it diligently enforced the Qualifying Statute during 2003.

In January 2009, RJR Tobacco and certain other PMs entered into an Agreement Regarding Arbitration, referred to as the Arbitration Agreement, with 45 of the MSA settling states (representing approximately 90% of the allocable share of the settling states) pursuant to which those states agreed to participate in a multistate arbitration of issues related to the 2003 NPM Adjustment. Under the Arbitration Agreement, the signing states had their ultimate liability (if any) with respect to the 2003 NPM Adjustment reduced by 20%, and RJR Tobacco and the other PMs that placed their share of the disputed 2005 NPM Adjustment (discussed below) into the disputed payments account, without releasing or waiving any claims, authorized the release of those funds to the settling states.

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

As a result of the partial settlement of certain NPM Adjustment claims, as described in more detail below, as well as the earlier decisions not to contest the diligent enforcement of 13 states, two of which are participants in the partial settlement, and the four Pacific territories, only 15 contested settling states required state specific diligent enforcement rulings. State specific evidentiary hearings were completed as of the end of May 2013.

On September 11, 2013, the Arbitration Panel issued rulings with respect to the 15 remaining contested states. The Arbitration Panel ruled that six states (representing approximately 14.68% Allocable Share) – Indiana, Kentucky, Maryland, Missouri, New Mexico and Pennsylvania – had not diligently enforced their Qualifying Statutes in 2003. As a result of these rulings, RJR Tobacco believes it is entitled to the maximum remaining amount with respect to its 2003 NPM Adjustment claim. RJR Tobacco presently estimates this amount to be $266 million plus interest and earnings, after reducing the Independent Auditor’s revised calculations for RJR Tobacco’s share of the 2003 NPM Adjustment claim for the impact of the Arbitration Agreement and the partial settlement of certain NPM Adjustment claims described below. Future legal challenges may be filed by the states to vacate and/or modify the diligent enforcement rulings on the 2003 NPM Adjustment claim. In addition, uncertainty exists as to the timing and process for how RJR Tobacco will ultimately realize its share of the remaining 2003 NPM Adjustment claim. Due to the uncertainty over the final resolution of the 2003 NPM Adjustment claim, no amounts have been recognized in the condensed consolidated financial statements (unaudited) as of September 30, 2013.

NPM Adjustment Claims for 2004-2012. From 2006 to 2008, proceedings (including significant factor arbitrations before an independent economic consulting firm) were initiated with respect to the NPM Adjustment for 2004, 2005 and 2006. Ultimately, the Adjustment Requirements were satisfied with respect to each of these NPM Adjustments.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In June 2009, RJR Tobacco, certain other PMs and the settling states entered into an agreement with respect to the 2007, 2008 and 2009 significant factor determinations. This agreement provided that the settling states would not contest that the disadvantages of the MSA were “a significant factor contributing to” the market share loss experienced by the PMs in those years. The stipulation pertaining to each of the three years covered by the agreement became effective in February of the year a final determination by the firm of independent economic consultants would otherwise have been expected (2010, 2011 and 2012, respectively), if the issue had been arbitrated on the merits. RJR Tobacco and the PMs paid a total amount of $5 million into the States’ Antitrust/Consumer Protection Tobacco Enforcement Fund established under Section VIII(c) of the MSA for each year covered by that agreement, with RJR Tobacco paying approximately 47% of such amounts. On January 9, 2012, a new agreement with respect to significant factor determinations pertaining to 2010, 2011 and 2012 was entered into on terms essentially identical to the earlier agreement.

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

The approximate maximum principal amounts of RJR Tobacco’s share of the disputed NPM Adjustments for the years 2004 through 2010, as currently calculated by the Independent Auditor, are as follows (the amounts shown below do not include the interest or earnings thereon to which RJR Tobacco believes it would be entitled under the MSA and do not reflect any reduction as a result of the Term Sheet described below):

Year for which NPM Adjustment calculated	2004	2005	2006	2007	2008	2009	2010
Year in which deduction for NPM Adjustment was taken	2007	2008	2009	2010	2011	2012	2013
RJR Tobacco’s approximate share of disputed NPM Adjustment (millions)	$562	$445	$419	$435	$468	$469	$461

In addition to the NPM Adjustment claims described above, RJR Tobacco has filed dispute notices with respect to its 2011 and 2012 annual MSA payments relating to the NPM Adjustments potentially applicable to those years. The amount at issue for those two years is approximately $841 million in the aggregate.

Preliminary discussions are currently underway with 29 jurisdictions that have not joined the Term Sheet for the partial settlement of certain NPM Adjustment claims, described below, to initiate arbitration proceedings with respect to the 2004 NPM Adjustment.

Due to the uncertainty over the final resolution of the 2004-2012 NPM Adjustment claims asserted by RJR Tobacco, no assurances can be made related to the amounts, if any, that will be realized or any amounts (including interest) that will be owed, except as described below related to the partial settlement of certain NPM Adjustment claims.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

As of September 30, 2013, 14 non-settling states have filed motions, in their respective MSA courts, to vacate and/or modify the Award.

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

Antitrust Case

A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. As of September 30, 2013, all of the federal and state court cases on behalf of indirect purchasers had been dismissed.

In Smith v. Philip Morris Cos., Inc., a case filed in February 2000, and pending in District Court, Seward County, Kansas, the court granted class certification in November 2001, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, and the parent companies of the major U.S. cigarette manufacturers, including RJR, seeking to recover an unspecified amount in actual and punitive damages. The plaintiffs allege that the defendants participated in a conspiracy to fix or maintain the price of cigarettes sold in the United States. In an opinion dated March 23, 2012, the court granted summary judgment in favor of RJR Tobacco and B&W on the plaintiffs’ claims. On July 18, 2012, the plaintiffs filed a notice of appeal. Briefing is complete. A hearing is scheduled for December 11, 2013.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

FDA Litigation. On February 25, 2011, RJR Tobacco, Lorillard, Inc., and Lorillard Tobacco Company jointly filed a lawsuit, Lorillard, Inc. v. U.S. Food and Drug Administration, in the U.S. District Court for the District of Columbia, challenging the composition of the Tobacco Products Scientific Advisory Committee, referred to as the TPSAC, which had been established by the FDA under the Family Smoking Prevention and Tobacco Control Act. The complaint alleges that certain members of the TPSAC and certain members of its Constituents Subcommittee have financial and appearance conflicts of interest that are disqualifying under federal ethics law and regulations, and that the TPSAC is not “fairly balanced,” as required by the Federal Advisory Committee Act, referred to as FACA. In March 2011, the plaintiffs filed an amended complaint, which added an additional claim, based on a nonpublic meeting of members of the TPSAC, in violation of the FACA. The court granted the plaintiffs’ unopposed motion to file a second amended complaint adding a count addressing the FDA’s refusal to produce all documents generated by the TPSAC and its subcommittee in preparation of the menthol report. The FDA filed a motion to dismiss the second amended complaint. On August 1, 2012, the court denied the FDA’s motion to dismiss. The FDA filed its answer to the complaint on October 12, 2012. The parties participated in a status conference on April 22, 2013, with Lorillard and RJR Tobacco filing an amended complaint the same day. Briefing for summary judgment motions was completed on September 20, 2013. A decision is pending.

For a detailed description of the FDA Tobacco Act, see “— Governmental Activity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part I, Item 2.

Other Matters. RJR Tobacco and others brought suit against the City of Providence, Rhode Island challenging ordinances that prohibit the acceptance of tobacco product coupons, offering of certain pricing discounts for tobacco products, and certain flavored tobacco products in Providence, Rhode Island. The case, National Association of Tobacco Outlets, Inc. v. City of Providence, was filed in the U.S. District Court for the District of Rhode Island on February 13, 2012. The parties filed cross motions for summary judgment, and on December 11, 2012, the court granted judgment in favor of the defendants, except that the court modified the definition of a flavored tobacco product consistent with plaintiffs’ argument. On September 30, 2013, the U.S. Court of Appeals for the First Circuit affirmed the judgment of the district court.

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

Smokeless Tobacco Litigation

As of September 30, 2013, American Snuff Co. was a defendant in six actions brought by individual plaintiffs in West Virginia state court seeking damages in connection with personal injuries allegedly sustained as a result of the usage of American Snuff Co.’s smokeless tobacco products. These actions are pending before the same West Virginia court as the 30 consolidated individual smoker cases against RJR Tobacco, B&W, as RJR Tobacco’s indemnitee, or both. Pursuant to the court’s December 3, 2001, order, the smokeless tobacco claims and defendants remain severed.

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

Tobacco Buyout Legislation

In 2004, legislation was passed eliminating the U.S. Government’s tobacco production controls and price support program. The buyout of tobacco quota holders provided for in the Fair and Equitable Tobacco Reform Act, referred to as FETRA, is funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout to the industry is approximately $9.9 billion, including approximately $9.6 billion payable to quota tobacco holders and growers through industry assessments over ten years, into 2014, and approximately $290 million for the liquidation of quota tobacco stock. As a result of the tobacco buyout legislation, the MSA Phase II obligations established in 1999 continued as scheduled through the end of 2010, but were offset against the tobacco quota buyout obligations. RAI’s operating subsidiaries’ annual expense under FETRA for 2013 and 2014 is estimated to be approximately $210 million and $170 million, respectively.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 11 — Shareholders’ Equity

	Common Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of December 31, 2011	$—	$8,293	$(1,660)	$(382)	$6,251
Net income	—	—	1,133	—	1,133
Retirement benefits, net of $88 million tax expense	—	—	—	137	137
Unrealized gain on long-term investments, net of $2 million tax expense	—	—	—	4	4
Unrealized loss on hedging instruments, net of $10 million tax benefit	—	—	—	(18)	(18)
Cumulative translation adjustment and other, net of $2 million tax benefit	—	—	—	3	3
Dividends - $1.74 per share	—	—	(990)	—	(990)
Common stock repurchased	—	(851)	—	—	(851)
Equity incentive award plan and stock-based compensation	—	29	—	—	29
Excess tax benefit on stock-based compensation plans	—	33	—	—	33

Balance as of September 30, 2012	$—	$7,504	$(1,517)	$(256)	$5,731

	Common Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of December 31, 2012	$—	$7,275	$(1,707)	$(311)	$5,257
Net income	—	—	1,426	—	1,426
Retirement benefits, net of $14 million tax benefit	—	—	—	(21)	(21)
Unrealized gain on long-term investments, net of $3 million tax expense	—	—	—	5	5
Realized loss on hedging instruments, net of $1 million tax benefit	—	—	—	1	1
Cumulative translation adjustment and other, net of $10 million tax expense	—	—	—	(3)	(3)
Dividends - $1.85 per share	—	—	(1,017)	—	(1,017)
Common stock repurchased	—	(625)	—	—	(625)
Equity incentive award plan and stock-based compensation	—	44	—	—	44
Excess tax benefit on stock-based compensation plans	—	13	—	—	13

Balance as of September 30, 2013	$—	$6,707	$(1,298)	$(329)	$5,080

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2013, were as follows:

	Retirement Benefits	Unrealized Gain (Loss) on Long-Term Investments	Unrealized Loss on Hedging Instruments	Cumulative Translation Adjustment and Other	Total
Balance at December 31, 2012	$(265)	$(21)	$(14)	$(11)	$(311)
Other comprehensive income (loss) before reclassifications	(4)	5	—	(3)	(2)
Amounts reclassified from accumulated other comprehensive income (loss)	(17)	—	1	—	(16)

Net current-period other comprehensive income (loss)	(21)	5	1	(3)	(18)

Balance at September 30, 2013	$(286)	$(16)	$(13)	$(14)	$(329)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidated statement of income (unaudited) for the three months and nine months ended September 30, 2013, were as follows:

Components	Amounts Reclassified		Affected Line Item
	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013
Defined benefit pension and postretirement plan:
Amortization of prior service costs	$(5)	$(15)	Cost of products sold
Amortization of prior service costs	(4)	(13)	Selling, general and administrative expenses

	(9)	(28)
Deferred taxes	4	11	Provision for income taxes

Net of tax	$(5)	$(17)

Loss on hedging instruments:
Amortization of realized loss	$1	$2	Interest and debt expense
Deferred taxes	(1)	(1)	Provision for income taxes

Net of tax	$—	$1

Total reclassifications	$(5)	$(16)	Net income

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are cancelled at the time of repurchase. During the first nine months of 2013, RAI repurchased and cancelled 12,942,620 shares of RAI common stock for $600 million under the above share repurchase program. As of September 30, 2013, RAI had repurchased and cancelled 44,663,490 shares of RAI common stock for $1.9 billion under the above-described share repurchase program.

Restricted stock units granted in March 2010 under the 2009 Omnibus Incentive Compensation Plan, referred to as the Omnibus Plan, vested in March 2013 and were settled with the issuance of 1,572,389 shares of RAI common stock. In addition, during the first three months of 2013, at a cost of $25 million, RAI purchased 574,383 shares of RAI common stock that were cancelled with respect to tax liabilities associated with restricted stock units vesting under the Omnibus Plan.

On February 7, 2013, May 9, 2013, and July 11, 2013, RAI’s board of directors declared a quarterly cash dividend of $0.59 per common share, $0.63 per common share and $0.63 per common share, respectively, or $2.52 on an annualized basis, to shareholders of record as of March 8, 2013, June 10, 2013, and September 10, 2013, respectively.

Note 12 — Stock Plans

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

RAI’s largest reportable operating segment, RJR Tobacco, is the second largest tobacco company in the United States. RJR Tobacco’s brands include two of the best-selling cigarettes in the United States: CAMEL and PALL MALL. These brands, and its other brands, including WINSTON, KOOL, DORAL, SALEM, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. As part of its total tobacco strategy, RJR Tobacco also offers a smoke-free tobacco product, CAMEL Snus. RJR Tobacco also manages contract manufacturing of cigarette and tobacco products through arrangements with BAT affiliates, and manages the export of tobacco products to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases. RJR Tobacco manages the super-premium cigarette brands, DUNHILL and STATE EXPRESS 555, which are licensed from BAT.

American Snuff is the second largest smokeless tobacco products manufacturer in the United States. American Snuff’s primary brands include its largest selling moist snuff brands, GRIZZLY and KODIAK.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand.

Niconovum AB and Niconovum USA, Inc., marketers of nicotine replacement therapy products in Sweden and the United States, respectively, under the ZONNIC brand name, and RJR Vapor, a manufacturer and distributor of digital vapor cigarettes, referred to as e-cigarettes, under the VUSE brand name, among other RAI subsidiaries, are included in All Other.

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

Segment Data:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales:
RJR Tobacco	$1,737	$1,772	$5,087	$5,236
American Snuff	185	174	546	504
Santa Fe	160	125	423	354
All Other	53	46	141	132

Consolidated net sales	$2,135	$2,117	$6,197	$6,226

Operating income (loss):
RJR Tobacco (1)	$635	$565	$2,056	$1,536
American Snuff	106	98	306	277
Santa Fe (1)	82	63	208	172
All Other	(15)	(1)	(38)	11
Corporate expense	(17)	(6)	(56)	(57)

Consolidated operating income	$791	$719	$2,476	$1,939

Reconciliation to income before income taxes:
Operating income (1)(2)	$791	$719	$2,476	$1,939
Interest and debt expense	66	56	193	170
Interest income	(1)	(1)	(4)	(5)
Other expense, net	6	1	6	6

Income before income taxes	$720	$663	$2,281	$1,768

(1)	For information related to NPM Adjustments, see “— Cost of Products Sold” in note 1.
(2)	For information related to restructuring charges, see note 4.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 14 — Related Party Transactions

RAI and RAI’s operating subsidiaries engage in transactions with affiliates of BAT, which owns approximately 42% of RAI’s outstanding common stock. A summary of balances and transactions with such BAT affiliates was as follows:

Balances:

	September 30, 2013	December 31, 2012
Accounts receivable, related party	$55	$61
Due to related party	—	1
Deferred revenue, related party	16	42

Transactions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$80	$97	$253	$261
Purchases	9	15	18	15
RAI common stock purchases from B&W	63	125	233	310
Capsule royalty income	2	2	6	4
Research and development services billings	1	1	2	2

RJR Tobacco sells contract-manufactured cigarettes, tobacco leaf and processed tobacco to BAT affiliates. In December 2012, RJR Tobacco entered into an amendment to its contract manufacturing agreement with a BAT affiliate, which amendment, among other things, requires either party to provide three years’ notice to the other party to terminate the agreement without cause, with any such notice to be given no earlier than January 1, 2016. Net sales to BAT affiliates, primarily cigarettes, represented approximately 3.7% and 4.6% of RAI’s total net sales during the three months ended September 30, 2013 and 2012, respectively; and approximately 4.1% and 4.2% of RAI’s total net sales during the nine months ended September 30, 2013 and 2012, respectively.

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

RJR Tobacco performs certain research and development activities for BAT affiliates pursuant to a joint technology sharing agreement entered into as a part of the B&W business combination. These services were billed to BAT affiliates and were recorded in RJR Tobacco’s selling, general and administrative expenses, net of associated costs.

RAI’s operating subsidiaries also purchase unprocessed leaf at market prices, and import cigarettes at prices not to exceed manufacturing costs plus 10%, from BAT affiliates.

In connection with RAI’s share repurchase program, RAI and B&W entered into an agreement on November 14, 2011, pursuant to which B&W agreed to participate in the repurchase program on a basis approximately proportionate with B&W’s 42% ownership of RAI common stock. Under this agreement, RAI repurchased 5,007,911 shares of RAI common stock from B&W during the nine months ended September 30, 2013, and 17,564,720 shares as of September 30, 2013.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 15 — RAI Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements

The following condensed consolidating financial statements relate to the guaranties of RAI’s $6.0 billion unsecured notes. Certain of RAI’s direct, wholly owned subsidiaries and certain of its indirectly owned subsidiaries have fully and unconditionally, and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent issuer; RJR, RJR Tobacco, American Snuff Co., SFNTC, and certain of RAI’s other subsidiaries, the Guarantors; other direct and indirect subsidiaries of RAI that are not Guarantors; and elimination adjustments.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended September 30, 2013
Net sales	$—	$2,023	$39	$(7)	$2,055
Net sales, related party	—	80	—	—	80

Net sales	—	2,103	39	(7)	2,135
Cost of products sold	—	991	20	(7)	1,004
Selling, general and administrative expenses	3	295	41	—	339
Amortization expense	—	1	—	—	1

Operating income (loss)	(3)	816	(22)	—	791
Interest and debt expense	65	27	1	(27)	66
Interest income	(27)	(1)	—	27	(1)
Other expense (income), net	1	(11)	5	11	6

Income (loss) before income taxes	(42)	801	(28)	(11)	720
Provision for (benefit from) income taxes	(17)	289	(9)	—	263
Equity income (loss) from subsidiaries	482	(3)	—	(479)	—

Net income (loss)	$457	$509	$(19)	$(490)	$457

For the Three Months Ended September 30, 2012
Net sales	$—	$1,991	$36	$(7)	$2,020
Net sales, related party	—	97	—	—	97

Net sales	—	2,088	36	(7)	2,117
Cost of products sold	—	1,082	7	(7)	1,082
Selling, general and administrative expenses	4	285	22	—	311
Amortization expense	—	5	—	—	5

Operating income (loss)	(4)	716	7	—	719
Interest and debt expense	55	29	—	(28)	56
Interest income	(28)	—	(1)	28	(1)
Other expense (income), net	1	(11)	1	10	1

Income (loss) before income taxes	(32)	698	7	(10)	663
Provision for (benefit from) income taxes	(10)	251	3	(1)	243
Equity income from subsidiaries	442	6	—	(448)	—

Net income	$420	$453	$4	$(457)	$420

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2013
Net sales	$—	$5,863	$107	$(26)	$5,944
Net sales, related party	—	253	—	—	253

Net sales	—	6,116	107	(26)	6,197
Cost of products sold	—	2,675	48	(26)	2,697
Selling, general and administrative expenses	9	897	114	—	1,020
Amortization expense	—	4	—	—	4

Operating income (loss)	(9)	2,540	(55)	—	2,476
Interest and debt expense	189	87	1	(84)	193
Interest income	(84)	(2)	(2)	84	(4)
Other expense (income), net	3	(35)	6	32	6

Income (loss) before income taxes	(117)	2,490	(60)	(32)	2,281
Provision for (benefit from) income taxes	(44)	923	(24)	—	855
Equity income from subsidiaries	1,499	4	—	(1,503)	—

Net income (loss)	$1,426	$1,571	$(36)	$(1,535)	$1,426

For the Nine Months Ended September 30, 2012
Net sales	$—	$5,887	$100	$(22)	$5,965
Net sales, related party	—	261	—	—	261

Net sales	—	6,148	100	(22)	6,226
Cost of products sold	—	3,186	24	(22)	3,188
Selling, general and administrative expenses	9	857	68	—	934
Amortization expense	—	16	—	—	16
Restructuring charge	4	145	—	—	149

Operating income (loss)	(13)	1,944	8	—	1,939
Interest and debt expense	165	90	—	(85)	170
Interest income	(85)	(2)	(3)	85	(5)
Other expense (income), net	3	(33)	4	32	6

Income (loss) before income taxes	(96)	1,889	7	(32)	1,768
Provision for (benefit from) income taxes	(43)	678	1	(1)	635
Equity income from subsidiaries	1,186	14	—	(1,200)	—

Net income	$1,133	$1,225	$6	$(1,231)	$1,133

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Comprehensive Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended September 30, 2013
Net income (loss)	$457	$509	$(19)	$(490)	$457
Other comprehensive income (loss), net of tax:
Retirement benefits	(6)	(6)	—	6	(6)
Unrealized gain on long-term investments	2	2	—	(2)	2
Cumulative translation adjustment and other	9	11	14	(25)	9

Comprehensive income (loss)	$462	$516	$(5)	$(511)	$462

For the Three Months Ended September 30, 2012
Net income	$420	$453	$4	$(457)	$420
Other comprehensive income (loss), net of tax:
Retirement benefits	37	37	2	(39)	37
Unrealized gain on long-term investments	3	3	—	(3)	3
Unrealized loss on hedging instruments	(4)	—	—	—	(4)
Cumulative translation adjustment and other	8	8	7	(15)	8

Comprehensive income	$464	$501	$13	$(514)	$464

For the Nine Months Ended September 30, 2013
Net income (loss)	$1,426	$1,571	$(36)	$(1,535)	$1,426
Other comprehensive income (loss), net of tax:
Retirement benefits	(21)	(24)	(1)	25	(21)
Unrealized gain on long-term investments	5	5	—	(5)	5
Realized loss on hedging instruments	1	—	—	—	1
Cumulative translation adjustment and other	(3)	(1)	8	(7)	(3)

Comprehensive income (loss)	$1,408	$1,551	$(29)	$(1,522)	$1,408

For the Nine Months Ended September 30, 2012
Net income	$1,133	$1,225	$6	$(1,231)	$1,133
Other comprehensive income (loss), net of tax:
Retirement benefits	137	137	1	(138)	137
Unrealized gain on long-term investments	4	4	—	(4)	4
Unrealized loss on hedging instruments	(18)	—	—	—	(18)
Cumulative translation adjustment and other	3	3	—	(3)	3

Comprehensive income	$1,259	$1,369	$7	$(1,376)	$1,259

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the three months ended September 30, 2013, were as follows:

Components	Amount Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plan:
Amortization of prior service costs	$(5)	$(5)	$—	$5	$(5)	Cost of products sold
Amortization of prior service costs	(4)	(4)	—	4	(4)	Selling, general and administrative expenses

	(9)	(9)	—	9	(9)
Deferred taxes	4	4	—	(4)	4	Provision for income taxes

Net of tax	$(5)	$(5)	$—	$5	$(5)

Loss on hedging instruments:
Amortization of realized loss	$1	$—	$—	$—	$1	Interest and debt expense
Deferred taxes	(1)	—	—	—	(1)	Provision for income taxes

Net of tax	$—	$—	$—	$—	$—

Total reclassifications	$(5)	$(5)	$—	$5	$(5)	Net income

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the nine months ended September 30, 2013, were as follows:

Components	Amount Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plan:
Amortization of prior service costs	$(15)	$(15)	$—	$15	$(15)	Cost of products sold
Amortization of prior service costs	(13)	(13)	—	13	(13)	Selling, general and administrative expenses

	(28)	(28)	—	28	(28)
Deferred taxes	11	11	—	(11)	11	Provision for income taxes

Net of tax	$(17)	$(17)	$—	$17	$(17)

Loss on hedging instruments:
Amortization of realized loss	$2	$—	$—	$—	$2	Interest and debt expense
Deferred taxes	(1)	—	—	—	(1)	Provision for income taxes

Net of tax	$1	$—	$—	$—	$1

Total reclassifications	$(16)	$(17)	$—	$17	$(16)	Net income

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2013
Cash flows from (used in) operating activities	$831	$202	$(41)	$(322)	$670

Cash flows from (used in) investing activities:
Capital expenditures	—	(53)	(31)	(8)	(92)
Proceeds from termination of joint venture	—	—	31	—	31
Return of intercompany investments	300	—	—	(300)	—
Other, net	51	30	—	(74)	7

Net cash flows from (used in) investing activities	351	(23)	—	(382)	(54)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(994)	(298)	—	298	(994)
Repurchase of common stock	(625)	—	—	—	(625)
Repayment of term loan credit facility	(350)	—	—	—	(350)
Repayment of long-term debt	—	(60)	—	—	(60)
Principal borrowings under term loan facility	500	—	—	—	500
Proceeds from issuance of long-term debt, net of discounts	1,097	—	—	—	1,097
Excess tax benefit on stock-based compensation plans	13	—	—	—	13
Dividends paid on preferred stock	(32)	—	—	32	—
Distribution of equity	—	(300)	—	300	—
Debt issuance costs	(11)	—	—	—	(11)
Other, net	(21)	(140)	87	74	—

Net cash flows from (used in) financing activities	(423)	(798)	87	704	(430)

Effect of exchange rate changes on cash and cash equivalents	—	—	6	—	6

Net change in cash and cash equivalents	759	(619)	52	—	192
Cash and cash equivalents at beginning of period	755	1,420	327	—	2,502

Cash and cash equivalents at end of period	$1,514	$801	$379	$—	$2,694

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2012
Cash flows from operating activities	$656	$883	$24	$(650)	$913

Cash flows from (used in) investing activities:
Capital expenditures	—	(61)	—	—	(61)
Proceeds from termination of joint venture	—	—	30	—	30
Return of intercompany investments	898	—	—	(898)	—
Other, net	40	14	1	(50)	5

Net cash flows from (used in) investing activities	938	(47)	31	(948)	(26)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(977)	(618)	—	618	(977)
Repurchase of common stock	(851)	—	—	—	(851)
Repayment of term loan credit facility	(100)	—	—	—	(100)
Repayment of long-term debt	(393)	(58)	—	—	(451)
Principal borrowings under term loan credit facility	750	—	—	—	750
Excess tax benefit on stock-based compensation plans	33	—	—	—	33
Dividends paid on preferred stock	(32)	—	—	32	—
Distribution of equity	—	(898)	—	898	—
Debt issuance costs	(2)	—	—	—	(2)
Other, net	(10)	(39)	(1)	50	—

Net cash flows used in financing activities	(1,582)	(1,613)	(1)	1,598	(1,598)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2)	—	(2)

Net change in cash and cash equivalents	12	(777)	52	—	(713)
Cash and cash equivalents at beginning of period	328	1,361	267	—	1,956

Cash and cash equivalents at end of period	$340	$584	$319	$—	$1,243

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
September 30, 2013
Assets
Cash and cash equivalents	$1,514	$801	$379	$—	$2,694
Accounts receivable	—	54	30	—	84
Accounts receivable, related party	—	55	—	—	55
Notes receivable	—	1	35	—	36
Other receivables	76	188	5	(258)	11
Inventories	—	1,017	69	(1)	1,085
Deferred income taxes, net	—	695	1	(12)	684
Prepaid expenses and other	13	165	13	(1)	190

Total current assets	1,603	2,976	532	(272)	4,839
Property, plant and equipment, net	4	990	54	1	1,049
Trademarks and other intangible assets, net	—	2,446	5	—	2,451
Goodwill	—	7,999	12	—	8,011
Long-term intercompany notes receivable	1,872	1,295	—	(3,167)	—
Investment in subsidiaries	9,783	467	—	(10,250)	—
Other assets and deferred charges	96	185	21	(60)	242

Total assets	$13,358	$16,358	$624	$(13,748)	$16,592

Liabilities and shareholders’ equity
Accounts payable	$—	$108	$19	$—	$127
Tobacco settlement accruals	—	1,602	—	—	1,602
Deferred revenue, related party	—	16	—	—	16
Current maturities of long-term debt	1,009	—	—	—	1,009
Term loan credit facility	150	—	—	—	150
Other current liabilities	647	652	78	(271)	1,106

Total current liabilities	1,806	2,378	97	(271)	4,010
Long-term intercompany notes payable	1,295	1,780	92	(3,167)	—
Long-term debt (less current maturities)	5,103	—	—	—	5,103
Deferred income taxes, net	—	545	—	(60)	485
Long-term retirement benefits (less current portion)	48	1,654	12	—	1,714
Other noncurrent liabilities	26	174	—	—	200
Shareholders’ equity	5,080	9,827	423	(10,250)	5,080

Total liabilities and shareholders’ equity	$13,358	$16,358	$624	$(13,748)	$16,592

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
December 31, 2012
Assets
Cash and cash equivalents	$755	$1,420	$327	$—	$2,502
Accounts receivable	—	63	24	—	87
Accounts receivable, related party	—	61	—	—	61
Notes receivable	—	1	34	—	35
Other receivables	369	48	4	(405)	16
Inventories	—	944	41	(1)	984
Deferred income taxes, net	—	909	1	(2)	908
Prepaid expenses and other	25	188	8	(2)	219

Total current assets	1,149	3,634	439	(410)	4,812
Property, plant and equipment, net	5	1,019	12	1	1,037
Trademarks and other intangible assets, net	—	2,450	5	—	2,455
Goodwill	—	7,999	12	—	8,011
Long-term intercompany notes receivable	1,920	1,316	—	(3,236)	—
Investment in subsidiaries	8,956	456	—	(9,412)	—
Other assets and deferred charges	88	165	51	(62)	242

Total assets	$12,118	$17,039	$519	$(13,119)	$16,557

Liabilities and shareholders’ equity
Accounts payable	$1	$183	$3	$—	$187
Tobacco settlement accruals	—	2,489	—	—	2,489
Due to related party	—	1	—	—	1
Deferred revenue, related party	—	42	—	—	42
Current maturities of long-term debt	—	60	—	—	60
Other current liabilities	425	910	64	(409)	990

Total current liabilities	426	3,685	67	(409)	3,769
Long-term intercompany notes payable	1,316	1,920	—	(3,236)	—
Long-term debt (less current maturities)	5,035	—	—	—	5,035
Deferred income taxes, net	—	523	—	(62)	461
Long-term retirement benefits (less current portion)	58	1,752	11	—	1,821
Other noncurrent liabilities	26	188	—	—	214
Shareholders’ equity	5,257	8,971	441	(9,412)	5,257

Total liabilities and shareholders’ equity	$12,118	$17,039	$519	$(13,119)	$16,557

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 16 — Subsequent Event

Credit Agreements

On October 8, 2013, RAI entered into the New Credit Agreement with a syndicate of lenders, providing for a four-year $1.35 billion senior unsecured revolving credit facility, which may be increased to $1.6 billion at the discretion of the lenders upon the request of RAI. The New Credit Agreement replaces RAI’s existing credit agreement, referred to as the Prior Credit Agreement, which would have matured on July 29, 2015.

The New Credit Agreement contains restrictive covenants that:

•

limit the ability of RAI and its subsidiaries to (1) pay dividends and repurchase stock, (2) engage in transactions with affiliates, (3) create liens, and (4) engage in sale-leaseback transactions involving a Principal Property, as defined in the New Credit Agreement; and

•

limit the ability of RAI and its Material Subsidiaries, as such term is defined in the New Credit Agreement, to sell or dispose of all or substantially all of their assets and engage in specified mergers or consolidations, which covenants are substantially similar to those contained in the Prior Credit Agreement.

The New Credit Agreement also contains a restrictive covenant that limits the amount of debt that may be incurred by non-guarantor subsidiaries, together with certain financial covenants. The restrictive covenants in the New Credit Agreement are subject to a number of qualifications and exceptions. The financial covenant levels in the New Credit Agreement are 3.00 to 1.00 for the consolidated leverage ratio covenant and 4.00 to 1.00 for the consolidated interest coverage ratio. In addition, the cost to RAI of borrowings under the New Credit Agreement has changed, and the maturity date of the New Credit Agreement is October 8, 2017, which date may be extended, with the agreement of the requisite lenders, in two separate one-year increments, as compared to the maturity date of the revolving credit facility under the Prior Credit Agreement of July 29, 2015. The New Credit Agreement contains customary events of default, including upon a change in control, as defined therein, that could result in the acceleration of all amounts and cancellation of all commitments outstanding under the New Credit Agreement.

RAI is able to use the revolving credit facility under the New Credit Agreement for borrowings and issuances of letters of credit at its option, subject to a $300 million sublimit on the aggregate amount of letters of credit. Issuances of letters of credit reduce availability under such revolving credit facility.

Under the terms of the New Credit Agreement, RAI is required to pay a facility fee of between 0.125% and 0.30%, based generally on the ratings of RAI’s senior, unsecured, long-term indebtedness, per annum on the lender commitments in respect of the revolving credit facility thereunder.

Borrowings under the New Credit Agreement bear interest, at the option of RAI, at a rate equal to an applicable margin, again, based generally on the ratings of RAI’s senior, unsecured, long-term indebtedness, plus:

•

the alternate base rate, which is the higher of (1) the federal funds effective rate from time to time plus 0.5%, (2) the prime rate and (3) the reserve adjusted eurodollar rate for a one month interest period plus 1%; or

•	the eurodollar rate, which is the reserve adjusted rate at which eurodollar deposits for one, two, three or six months are offered in the interbank eurodollar market.

Overdue principal outstanding under the revolving credit facility under the New Credit Agreement bears interest at a rate equal to the rate then in effect with respect to such borrowings, plus 2.0% per annum. Any amount besides principal that becomes overdue bears interest at a rate equal to 2.0% per annum in excess of the rate of interest applicable to base rate loans.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The obligations of RAI under the New Credit Agreement are unsecured. Certain of RAI’s subsidiaries, including its Material Subsidiaries, have guaranteed, on an unsecured basis, RAI’s obligations under the New Credit Agreement.

Term Loan

The outstanding balance of the Term Loan of $150 million at September 30, 2013, was prepaid on October 8, 2013. No further amounts can be borrowed under the Term Loan.

Redemption of Existing Notes

On September 17, 2013, RAI called for the redemption of the Existing Notes. On October 17, 2013, the aggregate principal amount of approximately $975 million and a make-whole premium of approximately $155 million were paid to holders of the Existing Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of RAI’s business, initiatives, critical accounting estimates and its consolidated results of operations and financial position. Following the overview and discussion of business initiatives, the critical accounting estimates disclose certain accounting estimates that are material to RAI’s results of operations and financial position for the periods presented in this report. The discussion and analysis of RAI’s results of operations compares the third quarter of 2013 with the third quarter of 2012, and the first nine months of 2013 with the first nine months of 2012. Disclosures related to liquidity and financial position complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial position and results of operations in conjunction with the financial information included in the condensed consolidated financial statements (unaudited).

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

RAI’s strategy encourages the migration of adult smokers to smoke-free tobacco products and other products, which it believes aligns consumer preferences for new alternatives to traditional tobacco products in view of societal pressure to reduce public smoking. RAI’s operating companies facilitate this migration through innovation, including the development of CAMEL Snus, heat-not-burn cigarettes, digital vapor e-cigarettes and nicotine replacement therapy technologies.

RAI’s largest reportable operating segment, RJR Tobacco, is the second largest tobacco company in the United States. RJR Tobacco’s brands include two of the best-selling cigarettes in the United States: CAMEL and PALL MALL. These brands, and its other brands, including WINSTON, KOOL, DORAL, SALEM, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. RJR Tobacco also manages contract manufacturing of cigarettes and tobacco products through arrangements with BAT affiliates, and manages the export of tobacco products to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases. RJR Tobacco manages the super-premium cigarette brands, DUNHILL and STATE EXPRESS 555, which are licensed from BAT.

American Snuff is the second largest smokeless tobacco products manufacturer in the United States. American Snuff’s primary brands include its largest selling moist snuff brands, GRIZZLY and KODIAK.

Santa Fe manufactures and markets super-premium cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand.

RJR Tobacco

RJR Tobacco primarily conducts business in the highly competitive U.S. cigarette market, which has a few large manufacturers and many smaller participants. The U.S. cigarette market is a mature market in which overall adult tobacco consumer demand has declined since 1981 and is expected to continue to decline. Profitability of the U.S. cigarette industry and RJR Tobacco continues to be adversely impacted by decreases in consumption, increases in state excise taxes and governmental regulations and restrictions, such as marketing limitations, product standards and ingredients legislation.

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

RJR Tobacco’s portfolio also includes CAMEL Snus, a modern smoke-free tobacco product that focuses on long-term growth. CAMEL Snus is heat-treated tobacco in individual pouches that provides convenient tobacco consumption.

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

American Snuff

American Snuff offers a range of differentiated smokeless and other tobacco products to adult tobacco consumers. The moist snuff category is divided into premium and price-value brands. The moist snuff category has developed many of the characteristics of the larger cigarette market, including multiple pricing tiers with intense competition, focused marketing programs and significant product innovation.

In contrast to the declining U.S. cigarette market, U.S. moist snuff retail volumes grew approximately 5% in the first nine months of 2013. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both.

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

All Other

RAI’s subsidiary, Niconovum AB, is a marketer of nicotine replacement therapy products in Sweden under the ZONNIC brand name. RAI’s subsidiary, Niconovum USA, Inc., has entered into its first lead market in Iowa with ZONNIC, a nicotine replacement therapy gum, and recently introduced two new styles of ZONNIC into the lead market. Another RAI subsidiary, RJR Vapor, expanded the distribution of VUSE digital vapor e-cigarettes to retail outlets throughout Colorado in the third quarter of 2013. VUSE’s innovative digital technology is designed to deliver a consistent flavor and vapor experience.

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

RAI and its subsidiaries believe that they have valid bases for appeal of adverse verdicts against them and believe they have valid defenses to all actions, and they intend to defend all actions vigorously. RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, or the loss of any particular claim concerning the use of smokeless tobacco against American Snuff Co., when viewed on an individual basis, is not probable or estimable, except for seven Engle Progeny cases described in “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in note 10 to condensed consolidated financial statements (unaudited).

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

State Settlement Agreements

RJR Tobacco and SFNTC are participants in the MSA, and RJR Tobacco is a participant in the other State Settlement Agreements. Their obligations and the related expense charges under the State Settlement Agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges to RJR Tobacco and SFNTC under these agreements is recorded in cost of products sold as the products are shipped. Included in these adjustments is an NPM Adjustment that potentially reduces the annual payment obligation of RJR Tobacco, SFNTC and the other PMs. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated. American Snuff Co. is not a participant in the State Settlement Agreements. For additional information related to historical and expected settlement expenses and payments under the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements—Enforcement and Validity; Adjustments” in note 10 to condensed consolidated financial statements (unaudited).

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

Results of Operations

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Net sales(1):
RJR Tobacco	$1,737	$1,772	(2.0)%	$5,087	$5,236	(2.8)%
American Snuff	185	174	6.3%	546	504	8.3%
Santa Fe	160	125	28.0%	423	354	19.5%
All Other	53	46	15.2%	141	132	6.8%

Net sales	2,135	2,117	0.1%	6,197	6,226	(0.5)%
Cost of products sold(1)(2)	1,004	1,082	(7.2)%	2,697	3,188	(15.4)%
Selling, general and administrative expenses	339	311	9.0%	1,020	934	9.2%
Amortization expense	1	5	(80.0)%	4	16	(75.0)%
Restructuring charge	—	—	—	—	149	NM (3)

Operating income (loss):
RJR Tobacco	635	565	12.4%	2,056	1,536	33.9%
American Snuff	106	98	8.2%	306	277	10.5%
Santa Fe	82	63	30.2%	208	172	20.9%
All Other	(15)	(1)	NM (3)	(38)	11	NM (3)
Corporate expense	(17)	(6)	NM (3)	(56)	(57)	(1.8)%

Operating income	$791	$719	10.0%	$2,476	$1,939	27.7%

(1)	Excludes excise taxes of:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
RJR Tobacco	$839	$876	$2,444	$2,606
American Snuff	12	12	38	37
Santa Fe	53	44	143	124
All Other	68	61	185	177

	$972	$993	$2,810	$2,944

(2)	See below for further information related to the State Settlement Agreements, federal tobacco buyout expense and FDA expense included in cost of products sold.
(3)	Percentage of change not meaningful.

In the following discussion, the amounts presented in the operating companies’ shipment volume and share tables are rounded on an individual basis and, accordingly, may not sum in the aggregate. Percentages are calculated on unrounded numbers.

RJR Tobacco

Net Sales

Domestic cigarette shipment volume, in billions of units for RJR Tobacco and the industry, were as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
RJR Tobacco(1):
Growth brands:
CAMEL	5.5	5.3	4.0%	15.8	15.9	(0.7)%
PALL MALL	5.6	5.7	(2.4)%	16.0	16.2	(1.3)%

	11.1	11.0	0.7%	31.8	32.1	(1.0)%
Other	5.6	6.4	(12.7)%	16.8	19.7	(14.8)%

Total RJR Tobacco domestic cigarette shipment volume	16.7	17.4	(4.3)%	48.6	51.8	(6.3)%

Total premium	9.7	10.0	(3.0)%	28.2	30.1	(6.2)%
Total value	7.0	7.5	(5.9)%	20.4	21.7	(6.3)%
Premium/total mix	57.9%	57.2%		58.1%	58.0%
Industry(1):
Premium	51.1	50.5	1.3%	146.7	152.2	(3.6)%
Value	21.2	21.9	(2.9)%	59.8	63.1	(5.3)%

Total industry domestic cigarette shipment volume	72.3	72.3	—	206.5	215.3	(4.1)%

Premium/total mix	70.7%	69.8%		71.0%	70.7%

(1)	Based on information from Management Science Associates, Inc., referred to as MSAi.

RJR Tobacco’s net sales are dependent upon its cigarette shipment volume in a declining market, premium versus value-brand mix and list pricing, offset by promotional spending, trade incentives and federal excise taxes.

RJR Tobacco’s net sales for the three months ended September 30, 2013, decreased compared with the prior-year quarter, primarily due to $70 million attributable to lower domestic cigarette volume, $17 million attributable to lower related party sales and $6 million attributable to unfavorable premium-to-value mix, partially offset by higher net pricing of $61 million. RJR Tobacco’s net sales for the nine months ended September 30, 2013, decreased compared with the prior-year period, primarily due to $312 million attributable to lower domestic cigarette volume and $45 million attributable to unfavorable premium-to-value mix, partially offset by higher net pricing of $219 million.

The shares of RJR Tobacco’s cigarette brands as a percentage of total share of U.S. retail cigarette sales, based on data collected by SymphonyIRI Group, Inc. and Capstone Research Inc., collectively referred to as IRI/Capstone, and processed and managed by MSAi(1), were as follows:

	For the Three Months Ended
	September 30, 2013	June 30, 2013	Share Point Change	September 30, 2012	Share Point Change
Growth brands:
CAMEL	8.9%	8.7%	0.2	8.5%	0.4
PALL MALL	8.9%	8.9%	—	8.7%	0.3

Total growth brands	17.8%	17.6%	0.2	17.2%	0.7
Other	8.1%	8.4%	(0.3)	9.2%	(1.1)

Total RJR Tobacco domestic cigarette retail share of market	26.0%	26.0%	—	26.4%	(0.5)

(1)

Retail share of U.S. cigarette sales data is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by IRI/Capstone as being a precise measurement of actual market share because IRI/Capstone uses a sample and projection methodology that does not track all volume and trade channels. Accordingly, the retail share of the U.S. cigarette market of RJR Tobacco and its brands as reported by IRI/Capstone may overstate or understate their actual market share. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

The retail share of market of CAMEL, at 8.9 share points, was up 0.4 share points compared with the prior-year quarter, in spite of significant competitive activity and promotional support.

CAMEL’s cigarette market share continued to be favorably impacted by its innovative capsule technology offered in CAMEL Crush and CAMEL menthol styles. CAMEL Crush styles provide adult smokers the choice of switching from non-menthol to menthol; CAMEL menthol styles allow adult smokers to choose the level of menthol flavor on demand. CAMEL’s third quarter of 2013 menthol market share, including CAMEL Crush styles, increased 0.5 percentage points from the third quarter of 2012 to 3.5 percent.

CAMEL Snus, a smoke-free tobacco product, continues to lead the growing U.S. snus category with market share of nearly 80%. CAMEL Snus continued to show steady growth in 2013 as interest builds in this convenient option for adult tobacco consumers. CAMEL Snus broadened its portfolio in the third quarter with the national expansion of Frost Large.

PALL MALL, a product that offers a high quality, longer-lasting cigarette at a value price, continues to attract interest from adult tobacco consumers. PALL MALL’s third-quarter market share of 8.9% was up 0.3 share points compared with the prior-year period despite continued competitive pressure. The expansion of PALL MALL’s menthol portfolio is providing the brand incremental growth.

The combined share of market of RJR Tobacco’s growth brands during the third quarter of 2013 increased by 0.7 share points over the same period in 2012. RJR Tobacco’s total cigarette market share declined from the prior year, mainly driven by losses on the company’s support and non-support brands, consistent with its strategy of focusing on growth brands.

Operating Income

RJR Tobacco’s operating income for the three-month period ended September 30, 2013, was favorably impacted by the partial settlement of certain NPM Adjustments of $67 million and higher net cigarette pricing, partially offset by lower cigarette volume. RJR Tobacco’s operating income for the nine-month period ended September 30, 2013, was favorably impacted by certain partial NPM Adjustments of $415 million and higher net cigarette pricing, partially offset by lower cigarette volume. In addition, RJR Tobacco incurred a restructuring charge of $138 million in the first quarter of 2012.

RJR Tobacco’s expense under the State Settlement Agreements, federal tobacco quota buyout and FDA user fees, included in cost of products sold, are detailed in the schedule below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
State Settlement Agreements	$505	$577	$1,251	$1,718
Federal tobacco quota buyout	47	50	146	155
FDA user fees	29	29	88	86

Expenses under the State Settlement Agreements are expected to be approximately $1.7 billion in 2013, subject to adjustment for changes in volume and other factors. Pursuant to the Term Sheet, RJR Tobacco will receive credits with respect to its NPM Adjustment claims for the period from 2003 through 2012. These credits will be applied against annual payments under the MSA over a five-year period, which commenced with the April 2013 MSA payment. As a result of the binding Order, RJR Tobacco’s MSA expenses were reduced by $217 million in the nine months ended September 30, 2013. This includes the credit that reduced the April 2013 MSA payment by $202 million and future MSA payments by $15 million for the two additional states that signed the Term Sheet during May 2013.

In addition, RJR Tobacco will recognize additional credits in 2013 through 2016, subject to meeting the various performance obligations associated with the Term Sheet. The amount of these additional credits recognized for the three and nine months ended September 30, 2013 was approximately $67 million and $198 million, respectively.

For additional information, see “— Cost of Products Sold” in note 1 and “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements—Enforcement and Validity; Adjustments” in note 10 to condensed consolidated financial statements (unaudited).

Expense for the federal tobacco quota buyout is expected to be approximately $195 million to $205 million in 2013. Expenses for FDA user fees are expected to be approximately $115 million to $125 million in 2013. For additional information, see “— Tobacco Buyout Legislation” in note 10 to condensed consolidated financial statements (unaudited) and “— Governmental Activity” below.

Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. RJR Tobacco’s product liability defense costs were $37 million and $34 million for the three months ended September 30, 2013 and 2012, respectively; and $126 million and $115 million for the nine months ended September 30, 2013 and 2012, respectively.

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

Numerous factors affect product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial, that is, with active discovery and motions practice. See “— Litigation Affecting the Cigarette Industry — Overview” in note 10 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and type of cases pending, and “— Litigation Affecting the Cigarette Industry — Overview — Scheduled Trials” in note 10 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and nature of cases in trial and scheduled for trial through September 30, 2014.

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

American Snuff

Net Sales

The moist snuff shipment volume, in millions of cans, for American Snuff was as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
GRIZZLY	105.0	97.0	8.3%	309.5	289.0	7.1%
Other	11.7	12.0	(2.4)%	34.6	35.7	(3.2)%

Total American Snuff moist snuff shipment volume	116.7	108.9	7.1%	344.1	324.7	6.0%

American Snuff’s net sales for the three- and nine-month periods ended September 30, 2013, increased compared with the prior-year periods primarily due to higher moist snuff volume.

Moist snuff has been the key driver to American Snuff’s overall growth and profitability within the U.S. smokeless tobacco market. Moist snuff accounted for approximately 88% of American Snuff’s revenue in the three and nine months ended September 30, 2013, compared with approximately 86% of American Snuff’s revenue in the three and nine months ended September 30, 2012. U.S. moist snuff industry retail shipment volume grew by approximately 5.8% in the third quarter of 2013 compared with the same period in 2012.

The shares of American Snuff’s moist snuff brands as a percentage of total share of U.S. retail moist snuff sales according to IRI/Capstone(1), were as follows:

	For the Three Months Ended
	September 30, 2013	June 30, 2013	Share Point Change	September 30, 2012	Share Point Change
GRIZZLY	30.4%	30.0%	0.4	28.8%	1.6
Other	3.0%	3.1%	(0.1)	3.4%	(0.3)

Total American Snuff moist snuff retail share of market	33.4%	33.1%	0.3	32.2%	1.2

(1)

Retail share of U.S. moist snuff sales data is included in this document because it is used by American Snuff primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by IRI/Capstone as being a precise measurement of actual market share because IRI/Capstone uses a sample and projection methodology that does not track all volume and trade channels.

GRIZZLY, the leading U.S. moist snuff brand, grew 1.6 share points in the third quarter of 2013, compared with the third quarter of 2012. GRIZZLY’s increase in third quarter shipment volume was driven by growth in the pouch and wintergreen offerings.

Operating Income

American Snuff’s operating income for the three- and nine-month periods ended September 30, 2013, increased as compared with the prior-year periods primarily due to higher moist snuff volume, offset by additional trade marketing expenses.

Santa Fe

Net Sales

Domestic cigarette shipment volume, in billions of units for Santa Fe, was as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
NATURAL AMERICAN SPIRIT	1.0	0.8	21.7%	2.7	2.3	17.1%

Santa Fe’s net sales for the three- and nine-month periods ended September 30, 2013, increased compared with the prior-year periods, primarily due to higher volume. Additionally, the cigarette shipment volume in the first quarter of 2012 was negatively impacted by Santa Fe’s shift to a more efficient integrated supply chain. This shift resulted in a one-time reduction of wholesale inventory levels.

The shares of Santa Fe’s NATURAL AMERICAN SPIRIT as a percentage of total share of U.S. retail cigarette sales according to data from IRI/Capstone(1), were as follows:

	For the Three Months Ended
	September 30, 2013	June 30, 2013	Share Point Change	September 30, 2012	Share Point Change
NATURAL AMERICAN SPIRIT	1.5%	1.4%	0.1	1.2%	0.3

(1)

Retail share of U.S. cigarette sales data is included in this document because it is used by Santa Fe primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by IRI/Capstone as being a precise measurement of actual market share because IRI/Capstone uses a sample and projection methodology that does not track all volume and trade channels. Accordingly, the retail share of the U.S. cigarette market of Santa Fe’s NATURAL AMERICAN SPIRIT as reported by IRI/Capstone may overstate or understate its actual market share. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

Operating Income

Santa Fe’s operating income for the three- and nine-month periods ended September 30, 2013, increased as compared with the prior-year periods primarily due to higher volume.

Santa Fe’s expense under the MSA, federal tobacco quota buyout and FDA user fees, included in cost of products sold, are detailed in the schedule below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
MSA	$27	$21	$68	$58
Federal tobacco quota buyout	3	2	8	7
FDA user fees	2	1	5	4

Expenses under the MSA are expected to be approximately $85 million to $95 million in 2013, subject to adjustment for changes in volume and other factors. Pursuant to the Term Sheet, SFNTC will receive credits with respect to its NPM Adjustment claims for the period from 2003 to 2012. Santa Fe’s expenses for the MSA were reduced by approximately $2 million in the nine months ended September 30, 2013, including the credit that reduced the April 2013 MSA payment by $2 million and future MSA payments by an insignificant amount for the two additional states that signed the Term Sheet during May 2013.

In addition, Santa Fe will recognize additional credits in 2013 through 2016, subject to meeting the various performance obligations associated with the Term Sheet. The amount of these additional credits recognized for the nine months ended September 30, 2013 was approximately $3 million. For additional information, see “— Cost of Products Sold” in note 1 and “—Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements—Enforcement and Validity; Adjustments” in note 10 to condensed consolidated financial statements (unaudited).

All Other

RAI’s subsidiary, Niconovum AB, is a marketer of nicotine replacement therapy products in Sweden under the ZONNIC brand name. RAI’s subsidiary, Niconovum USA, Inc., has entered into its first lead market in Iowa with ZONNIC, a nicotine replacement therapy gum, and recently introduced two new styles of ZONNIC into the lead market. Another RAI subsidiary, RJR Vapor, expanded the distribution of VUSE digital vapor e-cigarettes to retail outlets throughout Colorado in the third quarter of 2013. VUSE’s innovative digital technology is designed to deliver a consistent flavor and vapor experience.

RAI Consolidated

Interest and debt expense was $66 million and $193 million for the three and nine months ended September 30, 2013, respectively, compared with $56 million and $170 million for the three and nine months ended September 30, 2012, respectively, due to higher average debt balances in the 2013 period partially offset by lower interest rates.

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

Provision for income taxes was $263 million, for an effective rate of 36.5%, for the three months ended September 30, 2013, compared with $243 million, for an effective rate of 36.7%, for the three months ended September 30, 2012. The provision for income taxes was $855 million, for an effective rate of 37.5%, for the nine months ended September 30, 2013, compared with $635 million, for an effective rate of 35.9%, for the nine months ended September 30, 2012. The effective tax rate for the nine months ended September 30, 2013, was unfavorably impacted by an increase in tax attributable to a reduction in the domestic production activities deduction of the American Jobs Creation Act of 2004. The effective tax rate for the nine months ended September 30, 2012, was favorably impacted by a decrease in tax attributable to the reversal of tax and interest reserves related to various state statute expirations. The effective tax rate for each period differed from the federal statutory rate of 35% due to the impact of state taxes and certain nondeductible items, offset by the domestic production activities deduction.

Liquidity and Financial Condition

Liquidity

At present, the principal sources of liquidity for RAI’s operating subsidiaries’ businesses and operating needs are internally generated funds from their operations and intercompany loans and advances. The principal sources of liquidity for RAI, in turn, are proceeds from issuances of debt securities and the New Credit Agreement described below under “— Borrowing Arrangements.” Cash flows from operating activities are believed to be sufficient for the foreseeable future to enable the operating subsidiaries to meet their obligations under the State Settlement Agreements, to fund their capital expenditures and to make payments to RAI that, when combined with RAI’s cash balances and proceeds from any financings, will enable RAI to make its required debt-service payments, to pay dividends to its shareholders and purchase shares under its share repurchase program.

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

RAI’s operating companies monitor the liquidity of key suppliers and customers, and where liquidity concerns are identified, appropriate contingency or response plans are developed. During the quarter ended September 30, 2013, no business interruptions occurred due to key supplier liquidity, and no liquidity issues were identified involving significant suppliers or customers.

RAI’s excess cash may be invested in money market funds, commercial paper, U.S. treasuries, U.S. government agencies and time deposits in major institutions to minimize investment risk. At present, RAI primarily invests cash in U.S. treasuries.

As of September 30, 2013, R.J. Reynolds Tobacco C.V., an indirect wholly owned subsidiary of RAI, held approximately 72 million euros in a euro government liquidity fund, included in cash and cash equivalents in RAI’s condensed consolidated balance sheet (unaudited). Approximately 60% of the fund is comprised of repurchase agreements with financial institutions that are collateralized by sovereign debt of approved countries. The fund has investments in sovereign debt of Austria, Belgium, Finland, France, Germany, Luxembourg and the Netherlands. The average maturity of the fund was 16 days as of September 30, 2013. RAI’s management believes that this cash equivalent is not reasonably likely to have a material impact on RAI’s liquidity or results of operations. RAI has no hedge in place with respect to this exposure.

As of September 30, 2013, RAI held investments in auction rate securities, a mortgage-backed security and a marketable equity security totaling $94 million. Adverse changes in financial markets had caused the auction rate securities and the mortgage-backed security to revalue lower than carrying value and become less liquid. The auction rate securities and mortgage-backed security will not become liquid until a successful auction occurs or a buyer is found. RAI intends, and has the ability, to hold these auction rate securities and mortgage-backed security for a period of time sufficient to allow for sale, redemption or anticipated recovery in fair value. For additional information on these investments, see note 2 to condensed consolidated financial statements (unaudited).

Cash Flows

Net cash flows from operating activities were $670 million in the first nine months of 2013, compared with $913 million in the first nine months of 2012. This change was driven primarily by the impact associated with tobacco settlements, which includes the partial settlement of certain NPM Adjustment claims, offset by higher net income in the first nine months of 2013.

Net cash flows used in investing activities were $54 million in the first nine months of 2013, compared with $26 million in the first nine months of 2012. This change was driven primarily by higher capital expenditures in the first nine months of 2013 compared to the same period of 2012.

Net cash flows used in financing activities were $430 million in the first nine months of 2013, compared with $1,598 million in the prior-year period. This decrease was primarily the result of the proceeds from the issuance of long-term debt, lower share repurchases and lower long-term debt repayments in 2013; partially offset by lower Term Loan net borrowings in 2013.

Borrowing Arrangements

RAI and RJR Notes

On August 15, 2013, RJR repaid at maturity $60 million in principal amount of notes with cash from operating activities. RJR has no remaining outstanding debt.

As of September 30, 2013, the principal amount of RAI’s outstanding notes was $6.0 billion, with maturity dates ranging from 2013 to 2043. RAI, at its option, may redeem any or all of its outstanding notes, in whole or in part at any time, subject to the payment of a make-whole premium.

On September 17, 2013, RAI completed the sale of $1.1 billion in aggregate principal amount of senior notes, consisting of $550 million aggregate principal amount of 4.85% senior notes due September 15, 2023, and $550 million aggregate principal amount of 6.15% senior notes due September 15, 2043. Interest on these notes is paid semi-annually.

On September 17, 2013, RAI called for the redemption of approximately $200 million outstanding principal amount of its 7.30% notes due in 2015 and approximately $775 million outstanding principal amount of its 7.625% notes due in 2016. On October 17, 2013, the aggregate principal amount of approximately $975 million and a make-whole premium of approximately $155 million were paid to holders of the Existing Notes. The net proceeds from the sale of the senior notes described in the preceding paragraph were used to pay all, or substantially all, of the redemption price. A loss on extinguishment of debt of approximately $125 million will be recorded in the fourth quarter of 2013 and included in other expense, net in the consolidated statements of income.

For additional information, see note 9 and note 16 to condensed consolidated financial statements (unaudited).

Credit Agreements

On July 29, 2011, RAI entered into the Prior Credit Agreement with a syndicate of lenders, providing for a four-year $750 million senior unsecured revolving credit facility. Certain of RAI’s subsidiaries, including its Material Subsidiaries, had guaranteed, on an unsecured basis, RAI’s obligations under the Prior Credit Agreement. At September 30, 2013, RAI had approximately $6 million in letters of credit outstanding and no borrowings outstanding under the Prior Credit Agreement.

On October 8, 2013, RAI entered into a New Credit Agreement with a syndicate of lenders, providing for a four-year $1.35 billion senior unsecured revolving credit facility, which may be increased to $1.6 billion at the discretion of the lenders upon the request of RAI. This agreement replaces the Prior Credit Agreement. The obligations of RAI under the New Credit Agreement are unsecured. Certain of RAI’s subsidiaries, including its Material Subsidiaries, have guaranteed, on an unsecured basis, RAI’s obligations under the New Credit Agreement.

For additional information on the Credit Agreements, see note 8 and note 16 to condensed consolidated financial statements (unaudited).

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

In the third quarter of 2013, RAI prepaid $350 million of the Term Loan. The outstanding balance of $150 million at September 30, 2013, was prepaid on October 8, 2013. No further amounts can be borrowed under the Term Loan.

For additional information on the Term Loan, see note 8 and note 16 to condensed consolidated financial statements (unaudited).

Other

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

RAI and its affiliates were in compliance with all covenants and restrictions imposed by RAI’s indebtedness at September 30, 2013.

Dividends

On February 7, 2013, May 9, 2013, and July 11, 2013, RAI’s board of directors declared a quarterly cash dividend of $0.59 per common share, $0.63 per common share, and $0.63 per common share, respectively. The dividends were paid on April 1, 2013, July 1, 2013, and October 1, 2013, to shareholders of record as of March 8, 2013, June 10, 2013, and September 10, 2013, respectively.

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

During the first nine months of 2013, RAI repurchased and cancelled 12,942,620 shares of RAI common stock for $600 million under the above share repurchase program. As of September 30, 2013, RAI had repurchased and cancelled 44,663,490 shares of RAI common stock for $1.9 billion under the above share repurchase program. Subsequent to September 30, 2013, RAI repurchased and cancelled an additional 573,743 shares of RAI common stock for $28 million under the above share repurchase program.

Additionally, during 2013, at a cost of $25 million, RAI purchased 574,383 shares of RAI common stock that were cancelled with respect to tax liabilities associated with restricted stock units vesting under its Omnibus Plan.

For additional information, see note 11 to condensed consolidated financial statements (unaudited).

Capital Expenditures

RAI’s operating subsidiaries recorded cash capital expenditures of $92 million and $61 million for the first nine months of 2013 and 2012, respectively. RAI’s operating subsidiaries plan to spend an additional $60 million to $70 million for capital expenditures during the remainder of 2013. Capital expenditures are funded primarily by cash flows from operations. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of September 30, 2013.

Retirement Benefits

RAI disclosed in its financial statements for the year ended December 31, 2012, that it expected to contribute approximately $110 million to its pension plans in 2013. As of September 30, 2013, RAI expects to contribute approximately $60 million to its pension plans in 2013, of which $58 million was contributed during the first nine months of 2013.

Income Taxes

At September 30, 2013, RAI had a net deferred tax asset of $210 million. RAI has determined that a valuation of $33 million is required to fully offset a deferred tax asset related to the federal capital loss carryforward resulting from the sale of Lane, Limited in 2011. RAI believes it is unlikely that this deferred tax asset will be realized through the expected generation of future net capital gains. No valuation allowance has been provided on other deferred tax assets as RAI believes it is more likely than not that all of such deferred tax assets will be realized through the expected generation of future taxable income.

Litigation and Settlements

RJR Tobacco, American Snuff Co., and their affiliates, including RAI, and indemnitees, including B&W, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. For further discussion of specific cases, see note 10 to condensed consolidated financial statements (unaudited). Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of September 30, 2013, RJR Tobacco had paid approximately $113 million since January 1, 2011, related to unfavorable smoking and health litigation judgments and $139 million related to an unfavorable medical monitoring and smoking cessation case.

As of September 30, 2013, an accrual of $9.7 million was recorded for seven Engle Progeny cases: Douglas, Jimmie Lee Brown, Sherman, Koballa, Ward, Duke and Walker. This amount includes $4.2 million for compensatory and punitive damages and $5.5 million for attorneys’ fees and statutory interest through September 30, 2013. For additional information related to this litigation, see “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in note 10 to condensed consolidated financial statements (unaudited).

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

In November 1998, RJR Tobacco, B&W and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. The State Settlement Agreements impose a perpetual stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers, and place significant restrictions on their ability to market and sell cigarettes in the future. For more information related to historical and expected settlement expenses and payments under the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry —State Settlement Agreements—Enforcement and Validity; Adjustments” in note 10 to condensed consolidated financial statements (unaudited). The State Settlement Agreements have materially adversely affected RJR Tobacco’s shipment volumes. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial position of RAI and RJR Tobacco in future periods.

RJR Tobacco and certain of the other PMs under the MSA are currently involved in an arbitration with certain of the settling states with respect to the availability of an NPM Adjustment for the 2003 payment year. RJR Tobacco has disputed a total of approximately $4.7 billion in potential NPM Adjustment claims for the payment years 2003 through 2012.

In 2012, RJR Tobacco, certain other PMs and certain settling states entered into a Term Sheet that set forth the terms on which accrued and potential NPM Adjustment claims for 2003 through 2014 could be resolved. The Term Sheet also set forth a restructured NPM Adjustment process to be applied on a going-forward basis, starting with the 2013 volume year. Based on the jurisdictions that signed the Term Sheet and are bound by its terms, RJR Tobacco and SFNTC will receive credits, collectively, currently estimated to total approximately $1.1 billion, with respect to their NPM Adjustment claims for the period from 2003 to 2012. The expenses for the MSA were reduced by $68 million and $419 million for the three and nine months ended September 30, 2013, respectively.

For additional information related to this litigation and its potential resolution, see “— Cost of Products Sold” in note 1 and “— Litigation Affecting the Cigarette Industry — State Settlement Agreements—Enforcement and Validity; Adjustments”, in note 10 to condensed consolidated financial statements (unaudited).

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

All states and the District of Columbia currently impose cigarette excise taxes at levels ranging from $0.17 per pack in Missouri to $4.35 per pack in New York. In the third quarter of 2013, the cigarette excise tax in three states increased. As of September 30, 2013, and December 31, 2012, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $1.30 and $1.26, respectively. Certain city and county governments, such as New York and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions.

Six states now require NPMs to pay a fee on each pack of cigarettes sold in their respective states, with (effective in the third quarter of 2013) Minnesota having increased its NPM fee (from $0.35 to $0.50 per pack) and Texas having established an NPM fee of $0.55 per pack.

Forty-nine states and the District of Columbia also subject smokeless tobacco to excise taxes, and the Commonwealth of Pennsylvania, the singular exception, is considering such a tax during its 2013 legislative session. As of September 30, 2013,

•	26 states taxed moist snuff on an ad valorem basis, at rates ranging from 5% in South Carolina to 210% in Massachusetts;

•	21 states and the District of Columbia had weight-based taxes on moist snuff, ranging from $0.02 for cans weighing between 5/8 of an ounce and 1 5/8 ounces in Alabama to $2.02 per ounce in Maine;

•

two states imposed a unit tax on moist snuff: Kentucky with a tax of $0.19 per unit, and Washington, with a tax of $2.526 per unit for units weighing 1.2 ounces or less and a proportionate amount above that weight. In addition, Minnesota has adopted a tax (to become effective January 1, 2014) on moist snuff at a rate equal to the greater of (1) 95% of the wholesale price and (2) generally, the tax equal to the rate imposed on a pack of 20 cigarettes; and,

•

one state (Minnesota) taxed e-cigarettes, with that state taxing e-cigarettes at the same rate as it taxes smokeless tobacco products (with such rate having increased from 70% to 95% at the beginning of the third quarter).

During the second quarter of 2013, legislation to convert from an ad valorem to a weight-based tax on moist snuff was introduced in Hawaii and Mississippi but such proposed legislation has since failed in both states.

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

•

the FDA issued a final regulation for the imposition of larger, graphic health warnings on cigarette packaging and advertising, which was scheduled to take effect September 22, 2012, but the FDA is currently enjoined from enforcing such regulation. For additional information concerning this matter, see “— Litigation

Affecting the Cigarette Industry — Other Litigation and Developments — FDA Litigation” in note 10 to condensed consolidated financial statements (unaudited);

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

At a meeting held on March 18, 2011, the TPSAC presented its final report on the use of menthol, which concluded that removal of menthol cigarettes from the marketplace would benefit public health in the United States. On July 24, 2013, the FDA issued a report detailing its own preliminary scientific evaluation of public health issues related to the use of menthol in cigarettes, including a determination that there is likely a public health impact of menthol in cigarettes. The FDA’s report found that the weight of the evidence supports the conclusion that menthol in cigarettes is associated with:

•	increased initiation among youth and young adults;

•	reduced success in smoking cessation; and,

•	increased dependence.

The report found that menthol in cigarettes is not associated with:

•	increased smoke toxicity;

•	increased levels of biomarkers of exposure; or,

•	increased disease risk.

The FDA concurrently published in the Federal Register an Advance Notice of Proposed Rulemaking, referred to as the ANPRM, to obtain information related to the potential regulation of menthol in cigarettes. The ANPRM seeks comments from interested stakeholders on FDA’s preliminary evaluation, as well as any data, research, or other information on various topics, including, but not limited to:

•	potential product standards for menthol and the potential period for compliance with such standards;

•	potential restrictions on the sale and/or distribution of menthol products; and,

•	evidence regarding illicit trade in menthol cigarettes (including the public health impact thereof) should the use of menthol in cigarettes be restricted or banned.

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

On August 31, 2009, RJR Tobacco and American Snuff Co. joined other tobacco manufacturers and a tobacco retailer in filing a lawsuit, Commonwealth Brands, Inc. v. United States of America, in the U.S. District Court for the Western District of Kentucky, challenging certain provisions of the FDA Tobacco Act that severely restrict the few remaining channels available to communicate with adult tobacco consumers. RAI believes these provisions cannot be justified on any basis consistent with the demands of the First Amendment to the U.S. Constitution. The suit does not challenge the U.S. Congress’s decision to give the FDA regulatory authority over tobacco products, nor does it challenge the vast majority of the provisions of the new law.

On August 16, 2011, RJR Tobacco and SFNTC joined other tobacco manufacturers in filing a lawsuit, R.J. Reynolds Tobacco Company v. U.S. Food and Drug Administration, in the U.S. District Court for the District of Columbia, challenging the final regulation specifying nine new graphic “warnings” pursuant to the FDA Tobacco Act that violates the plaintiffs’ rights under the First Amendment to the U.S. Constitution and the Administrative Procedure Act, referred to as the APA. For additional information concerning FDA-related cases, see “—Litigation Affecting the Cigarette Industry — Other Litigation and Developments — FDA Litigation” in note 10 to condensed consolidated financial statements (unaudited).

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

Tobacco Buyout Legislation

For information relating to tobacco buyout legislation, see “— Tobacco Buyout Legislation” in note 10 to condensed consolidated financial statements (unaudited).

Other Contingencies

For information relating to other contingencies of RAI, RJR, RJR Tobacco, American Snuff Co. and SFNTC, see “— Other Contingencies” in note 10 to condensed consolidated financial statements (unaudited).

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

•

the possibility that the FDA will issue regulations extending the FDA’s authority over tobacco products to e-cigarettes, subjecting e-cigarettes to restrictions on, among other things, the manufacturing, marketing and sale of such products;

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

•	the possibility that the Arbitration Panel’s Award reflecting the partial resolution of the NPM Adjustment disputes will be vacated or otherwise modified;

•	the continuing decline in volume in the U.S. cigarette industry and RAI’s dependence on the U.S. cigarette industry;

•	concentration of a material amount of sales with a single customer or distributor;

•	competition from other manufacturers, including industry consolidations or any new entrants in the marketplace;

•	increased promotional activities by competitors, including manufacturers of deep-discount cigarette brands;

•	the success or failure of new product innovations, including the e-cigarette, VUSE, which is manufactured and distributed by an RAI subsidiary, RJR Vapor;

•	the success or failure of acquisitions or dispositions, which RAI or its subsidiaries may engage in from time to time;

•	the responsiveness of both the trade and consumers to new products, marketing strategies and promotional programs;

•	the ability to achieve efficiencies in the businesses of RAI’s operating companies without negatively affecting financial or operating results;

•	the reliance on a limited number of suppliers for certain raw materials;

•	the cost of tobacco leaf, and other raw materials and other commodities used in products;

•	the effect of market conditions on interest rate risk, foreign currency exchange rate risk and the return on corporate cash;

•	changes in the financial position or strength of lenders participating in RAI’s revolving credit facility;

•	the impairment of goodwill and other intangible assets, including trademarks;

•

the effect of market conditions on the performance of pension assets or any adverse effects of any new legislation or regulations changing pension expense accounting or required pension funding levels;

•	the substantial amount of RAI debt;

•	the credit ratings assigned to RAI, and to the senior unsecured long-term debt of RAI;

•	the restrictive covenants imposed under RAI’s debt agreements;

•	the possibility of natural or man-made disasters or other disruptions that may adversely affect manufacturing or other operations and other facilities;

•	the significant ownership interest of B&W, RAI’s largest shareholder, in RAI and the rights of B&W under the governance agreement between the companies;

•	the expiration of the standstill provisions of the governance agreement on July 30, 2014;

•	a termination of the governance agreement or certain provisions of it in accordance with its terms, including the limitations on B&W’s representation on RAI’s Board and its board committees;

•	RAI’s shareholder rights plan (which, generally, will expire on July 30, 2014) not applying to BAT except in limited circumstances; and,

•	the expiration of the non-competition agreement between RAI and BAT on July 30, 2014.

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

The table below provides information, as of September 30, 2013, about RAI’s financial instruments that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates for the years ending December 31:

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value(1)
Investments:
Variable-rate	$2,633	$13	$—	$—	$68	$—	$2,714	$2,714
Average interest rate	0.1%	0.5%	—	—	2.4%	—	0.1%	—
Fixed-rate	$—	$—	$—	$—	$—	$8	$8	$8
Average interest rate(2)	—	—	—	—	—	4.7%	4.7%	—
Debt:
Variable-rate	$150	$—	$—	$—	$—	$—	$150	$150
Average interest rate	1.7%	—	—	—	—	—	1.7%	—
Fixed-rate	$975	$—	$450	$—	$700	$3,900	$6,025	$6,254
Average interest rate(2)	7.6%	—	1.0%	—	6.8%	5.0%	5.3%	—

(1)	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted fair values.
(2)	Based upon coupon interest rates for fixed-rate instruments.

RAI’s exposure to foreign currency transactions was not material to results of operations for the nine months ended September 30, 2013, but may become material in future periods in relation to activity associated with RAI’s international operations. RAI currently has no hedges for its exposure to foreign currency.

Item 4. Controls and Procedures

(a)	RAI’s chief executive officer and chief financial officer have concluded that RAI’s disclosure controls and procedures were effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures.

(b)	There have been no changes in RAI’s internal controls over financial reporting that occurred during the first nine months of 2013 that have materially affected, or are reasonably likely to materially affect, RAI’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

RAI conducts its business through its subsidiaries and is dependent on the earnings and cash flows of its subsidiaries to satisfy its obligations and other cash needs. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition” in Part I, Item 2. RAI believes that the provisions of its New Credit Agreement and notes (and the associated guarantees of the foregoing) will not impair its payment of quarterly dividends.

The following table summarizes RAI’s purchases of its common stock during the third quarter of 2013:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2013 to July 31, 2013	828,485	$51.21	828,485	$670

August 1, 2013 to August 31, 2013	1,303,999	49.59	1,303,999	605

September 1, 2013 to September 30, 2013	879,969	48.84	879,969	562

Third Quarter Total	3,012,453	49.82	3,012,453	562

(1)	On November 14, 2011, the board of directors of RAI authorized the repurchase, from time to time on or before mid-2014, of up to $2.5 billion of outstanding shares of RAI common stock.

Item 6. Exhibits

Exhibit Number	Description

4.1	Form of Reynolds American Inc. 4.850% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to Reynolds American Inc.’s Form 8-K, dated September 12, 2013).

4.2	Form of Reynolds American Inc. 6.150% Senior Notes due 2043 (incorporated by reference to Exhibit 4.2 to Reynolds American Inc.’s Form 8-K, dated September 12, 2013).

4.3	Third Supplemental Indenture, dated September 17, 2013, to Indenture, dated May 31, 2006, by and among Reynolds American Inc., as issuer, and certain of its subsidiaries as guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to Reynolds American Inc.’s Form 8-K, dated September 12, 2013).

10.1	Underwriting Agreement, dated September 12, 2013, by and among Reynolds American Inc., as issuer, Reynolds American Inc.’s subsidiaries that are guaranteeing the New Notes and Citigroup Global Markets Inc., Goldman, Sachs & Co. and J.P. Morgan Securities LLC, for themselves and as representatives of the several other underwriters named therein (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, dated September 12, 2013).

10.2	Credit Agreement, dated as of October 8, 2013, among Reynolds American Inc., as Borrower, and the agents and lending institutions party thereto (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, dated October 8, 2013).

10.3	Subsidiary Guarantee Agreement, dated as of October 8, 2013, among certain subsidiaries of Reynolds American Inc., as guarantors, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K, dated October 8, 2013).

31.1	Certification of Chief Executive Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

31.2	Certification of Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema

101.CAL	XBRL taxonomy extension calculation linkbase

101.LAB	XBRL taxonomy extension label linkbase

101.PRE	XBRL taxonomy extension presentation linkbase

*	Exhibit is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subjected to the liabilities of that Section. This exhibit shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REYNOLDS AMERICAN INC.
(Registrant)

Dated: October 22, 2013	/s/ Thomas R. Adams
Thomas R. Adams
Executive Vice President and Chief Financial Officer
(principal financial officer)