Form 10-K
period 2013-12-31
REYNOLDS AMERICAN INC
filed 2014-02-11
CIK 1275283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of common stock held by non-affiliates of Reynolds American Inc. on June 28, 2013, was approximately $15 billion, based on the closing price of $48.37. Directors, executive officers and a significant shareholder of Reynolds American Inc. are considered affiliates for purposes of this calculation, but should not necessarily be deemed affiliates for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: January 29, 2014: 536,947,152 shares of common stock, par value $.0001 per share.

Documents Incorporated by Reference:

Portions of the Definitive Proxy Statement of Reynolds American Inc. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or about March 21, 2014, are incorporated by reference into Part III of this report.

PART I

Item 1. Business

Reynolds American Inc., referred to as RAI, is a holding company whose operating subsidiaries include the second largest cigarette manufacturer in the United States, R. J. Reynolds Tobacco Company; the second largest smokeless tobacco products manufacturer in the United States, American Snuff Company, LLC, referred to as American Snuff Co.; the manufacturer of the leading super-premium cigarette brand, Santa Fe Natural Tobacco Company, Inc., referred to as SFNTC; Niconovum AB and Niconovum USA, Inc., marketers of nicotine replacement therapy products in Sweden and the United States, respectively; and R. J. Reynolds Vapor Company, referred to as RJR Vapor, a manufacturer and distributor of digital vapor cigarettes in the United States. RAI was incorporated in the state of North Carolina on January 2, 2004, and its common stock is listed on the NYSE under the symbol “RAI.” RAI’s headquarters are located in Winston-Salem, North Carolina. On July 30, 2004, the U.S. assets, liabilities and operations of Brown & Williamson Tobacco Corporation, now known as Brown & Williamson Holdings, Inc., referred to as B&W, an indirect, wholly owned subsidiary of British American Tobacco p.l.c., referred to as BAT, were combined with R. J. Reynolds Tobacco Company, a wholly owned operating subsidiary of R.J. Reynolds Tobacco Holdings, Inc., a wholly owned subsidiary of RAI, referred to as RJR. These July 30, 2004, transactions generally are referred to as the B&W business combination. As a result of the B&W business combination, B&W owns approximately 42% of RAI’s outstanding common stock.

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

RAI’s reportable operating segments are RJR Tobacco, American Snuff and Santa Fe. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The American Snuff segment consists of the primary operations of American Snuff Co. and, prior to its sale, Lane, Limited, referred to as Lane. The Santa Fe segment consists of the primary operations of SFNTC. Niconovum AB, Niconovum USA, Inc. and RJR Vapor, among other RAI subsidiaries, are included in All Other. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI. For net sales and operating income attributable to each segment, see Item 8, note 15 to consolidated financial statements.

As a result of the B&W business combination, Lane became a wholly owned subsidiary of RAI. On February 28, 2011, RAI completed the sale of all of the capital stock of Lane and certain other assets related to the Lane operations to an affiliate of Scandinavian Tobacco Group A/S, referred to as STG, for net proceeds of $202 million in cash. The results of operations of the disposal group were included through February 28, 2011, in income from continuing operations in the American Snuff segment.

RAI Strategy

RAI’s strategy is focused on transforming tobacco in anticipation of shifts in consumer preferences to deliver sustainable earnings growth, strong cash flow and enhanced long-term shareholder value. This transformation strategy includes growing the core cigarette business, moist-snuff business and focusing on innovation, while maintaining efficient and effective operations.

To achieve its strategy, RAI encourages the migration of adult smokers to smoke-free tobacco products and other products, which it believes aligns consumer preferences for new alternatives to traditional tobacco products in view of societal pressure to reduce public smoking. RAI’s operating companies facilitate this migration through innovation, including the development of CAMEL Snus, heat-not-burn cigarettes, digital vapor cigarettes and nicotine replacement therapy technologies. RAI remains committed to maintaining high standards of corporate governance and business conduct in a high performing culture.

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

RJR Tobacco primarily conducts business in the highly competitive U.S. cigarette market. The international rights to substantially all of RJR Tobacco’s brands were sold in 1999 to Japan Tobacco Inc., referred to as JTI, and no international rights were acquired in connection with the B&W business combination. The U.S. cigarette market, which has a few large manufacturers and many smaller participants, is a mature market in which overall consumer demand has declined since 1981, and is expected to continue to decline. Management Science Associates, Inc., referred to as MSAi, reported that U.S. cigarette shipments declined 4.6% in 2013, to 273.3 billion cigarettes, 2.3% in 2012 and 3.5% in 2011. From year to year, shipments are impacted by various factors including price increases, excise tax increases and wholesale inventory adjustments.

Profitability of the U.S. cigarette industry and RJR Tobacco continues to be adversely impacted by decreases in consumption, increases in state excise taxes and governmental regulations and restrictions, such as marketing limitations, product standards, smoking bans and ingredients legislation.

RJR Tobacco’s portfolio also includes CAMEL Snus, a modern smoke-free tobacco product. CAMEL Snus is heat-treated tobacco in individual pouches that provide convenient tobacco consumption.

Competition

RJR Tobacco’s primary competitors include Philip Morris USA Inc., Lorillard Tobacco Company, Liggett Group and Commonwealth Brands, Inc., as well as manufacturers of deep-discount brands. Deep-discount brands are brands manufactured by companies that are not original participants in the Master Settlement Agreement, referred to as the MSA, and other state settlement agreements with the states of Mississippi, Florida, Texas and Minnesota, together with the MSA collectively referred to as the State Settlement Agreements. Accordingly, these manufacturers do not have cost structures burdened with payments related to State Settlement Agreements to the same extent as the original participating manufacturers. For further discussion of the State Settlement

Agreements, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” in Item 8, note 11 to consolidated financial statements.

Based on data collected by SymphonyIRI Group, Inc. and Capstone Research Inc., collectively referred to as IRI/Capstone, and processed and managed by MSAi, during 2013 and 2012, RJR Tobacco had an overall retail share of the U.S. cigarette market of 26.0% and 26.5%, respectively. During these same years, Philip Morris USA Inc. had an overall retail share of the U.S. cigarette market of 49.7% and 49.3%, respectively.

Domestic industry shipment volume, and retail share of market data that appear in this document have been obtained from MSAi and IRI/Capstone, respectively. These organizations are the primary sources of volume and market share data relating to the cigarette and tobacco industry. This information is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants. However, you should not rely on the market share data reported by IRI/Capstone as being precise measurements of actual market share because IRI/Capstone uses a sample methodology that does not track all volume and trade channels. Accordingly, the retail share of the U.S. cigarette market of RJR Tobacco and its brands as reported by IRI/Capstone may overstate or understate their actual market share. Moreover, you should be aware that in a product market experiencing overall declining consumption, like the U.S. cigarette market, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes. RJR Tobacco believes that deep-discount brands made by small manufacturers have combined shipments of approximately 15% of total U.S. industry shipments.

Competition is based primarily on brand positioning, including price, product attributes and packaging, consumer loyalty, promotions, advertising and retail presence, as well as finding efficient and effective means of balancing market share and profit growth. Cigarette brands produced by the major manufacturers generally require competitive pricing, substantial marketing support, retail programs and other incentives to maintain or improve market position or to introduce a new brand or brand style. Competition among the major cigarette manufacturers continues to be intense and includes product innovation and expansion into smoke-free tobacco categories.

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

RJR Tobacco’s cigarette brand portfolio strategy is based upon three brand categories: growth, support and non-support. The growth brands consist of a premium brand, CAMEL, and the largest traditional value brand, PALL MALL. Although both of these brands are managed for long-term market share and profit growth, CAMEL will continue to receive the most significant equity support. The support brands include four premium brands, WINSTON, KOOL, SALEM and CAPRI, and two value brands, DORAL and MISTY, all of which receive limited marketing support. The non-support brands, consisting of all other brands, are managed to maximize near-term profitability. The key objectives of the portfolio strategy are designed to focus on the long-term market share growth of the growth brands while managing the support brands for long-term sustainability and profitability. Consistent with that strategy, RJR Tobacco continues to evaluate for potential elimination some of its non-core cigarette styles as well as private-label cigarette brands. CAMEL Snus is also focused on long-term growth.

Anti-tobacco groups continue to attempt to restrict cigarette sales, cigarette advertising, and the testing and introduction of new tobacco products as well as encourage smoking bans. The MSA and federal, state and local laws and regulations, including the Family Smoking Prevention and Tobacco Control Act, referred to as the FDA Tobacco Act, discussed below, and related regulations, restrict or prohibit utilization of television, radio or billboard advertising or certain other marketing and promotional tools for cigarettes and smoke-free tobacco products. RJR Tobacco continues to use direct mailings and other means to market its brands and enhance their appeal among age-verified adults who use tobacco products. RJR Tobacco continues to advertise and promote at retail locations and in adult venues where permitted and also uses print advertising in newspapers and consumer magazines in the United States.

Manufacturing and Distribution

RJR Tobacco owns its manufacturing facilities, located in the Winston-Salem, North Carolina area. RJR Tobacco has a total production capacity of approximately 110 billion cigarettes per year.

RJR Tobacco distributes its cigarettes primarily through a combination of direct wholesale deliveries from a local distribution center and public warehouses located throughout the United States.

RJR Tobacco has entered into various transactions with affiliates of BAT. RJR Tobacco sells contract-manufactured cigarettes, tobacco leaf and processed tobacco to BAT affiliates. Net sales, primarily of cigarettes, to BAT affiliates represented approximately 4%, 4% and 6% of RAI’s total net sales in 2013, 2012 and 2011, respectively.

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

American Snuff offers a range of differentiated smokeless tobacco products to adult tobacco consumers, primarily moist snuff. The moist snuff category is divided into premium and price-value brands. American Snuff’s primary products include its largest selling moist snuff brands, GRIZZLY, in the price-value category, and KODIAK, in the premium category.

In contrast to the declining U.S. cigarette market, U.S. moist snuff retail volumes grew approximately 5% in each of 2013, 2012 and 2011. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both.

Moist snuff has been the key driver to American Snuff’s overall growth and profitability within the U.S. smokeless tobacco market. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff accounted for approximately 88%, 86% and 83% of American Snuff’s revenue in 2013, 2012 and 2011, respectively.

Competition

American Snuff is dependent on the U.S. smokeless tobacco products market and competes in the U.S. smokeless tobacco products market with other domestic and international companies. The moist snuff category has developed many of the characteristics of the larger cigarette market, including multiple pricing tiers with intense competition, focused marketing programs and significant product innovation. Similar to the cigarette market, competition is based primarily on brand positioning and price, as well as product attributes and packaging, consumer loyalty, promotions, advertising and retail presence.

American Snuff’s retail share of the U.S. moist snuff market, according to data processed by IRI/Capstone, was 33.2% and 32.4% in 2013 and 2012, respectively. GRIZZLY moist snuff had a market share of 30.1% and 29.0% in 2013 and 2012, respectively. American Snuff’s largest competitor is U.S. Smokeless Tobacco Company LLC, referred to as USSTC, which had approximately 55.6% and 55.8% of the U.S. moist snuff market share in 2013 and 2012, respectively.

Marketing

American Snuff is committed to building and maintaining a portfolio of profitable brands. American Snuff’s marketing programs are designed to enhance brand image, build brand awareness and loyalty, and switch adult smokeless tobacco consumers of competing brands to American Snuff brands. Federal, state and local laws and regulations, including the FDA Tobacco Act and related regulations, restrict or prohibit utilization of television, radio or billboard advertising or certain other marketing and promotional tools for smoke-free tobacco products.

American Snuff’s brand portfolio strategy consists of the investment brand, GRIZZLY, the leading moist snuff brand in the United States, and non-support brands that consist of all other brands. American Snuff is focusing on growing market share and profits on its GRIZZLY branded products through equity-building initiatives and promotions. American Snuff also offers GRIZZLY pouches, which provide pre-measured portions that are more convenient than traditional, loose moist snuff. Pouches are the fastest growing segment in the moist snuff category and represented approximately 16% of the total U.S. moist snuff market as of December 31, 2013. During 2013, demand for pouches continued to grow at more than double the overall category rate.

Manufacturing and Distribution

American Snuff owns its manufacturing facilities located in Memphis, Tennessee; Clarksville, Tennessee; and Winston-Salem, North Carolina. In 2012 and 2011, American Snuff completed capacity upgrade and expansion projects at newly acquired sites in Memphis, Tennessee and Clarksville, Tennessee. American Snuff distributes its products primarily through a combination of direct wholesale deliveries from a distribution center in North Carolina and public warehouses located throughout the United States.

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

Competition

Santa Fe competes in the U.S. cigarette market with its NATURAL AMERICAN SPIRIT brand, which is the leading super-premium cigarette brand. It is priced higher than most other competitive brands, and is differentiated from key competitors through its use of all natural, additive-free tobacco, including styles made with organic tobacco. Competition in the cigarette category is based primarily on brand positioning, including price, product attributes and packaging, consumer loyalty, promotions, advertising and retail presence.

Santa Fe is the leader in the super-premium cigarette category. Based upon data collected by IRI/Capstone, during 2013 and 2012, Santa Fe had an overall retail share of the U.S. cigarette market of 1.4% and 1.2%, respectively.

Marketing

Santa Fe has a commitment to its natural tobacco products, the environment and its consumers and uses its marketing programs to promote this commitment. Santa Fe is a subsequent participating manufacturer in the MSA. The MSA and federal, state and local laws and regulations, including the FDA Tobacco Act and related regulations, restrict or prohibit utilization of television, radio or billboard advertising or certain other marketing and promotional tools for cigarettes and other tobacco products. Santa Fe uses direct mailings and other means to market its brand and enhance its appeal among age-verified adults who use tobacco products. Santa Fe advertises and promotes at retail locations and in adult venues and also uses print advertising in consumer magazines and other publications in the United States, where permitted.

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

In its production of tobacco products, Santa Fe relies on sustainable resources, such as purchasing electricity generated from renewable sources, including wind power, and operates a zero waste-to-landfill manufacturing facility.

All Other

RAI’s subsidiary, Niconovum AB, is a marketer of nicotine replacement therapy products in Sweden under the ZONNIC brand name. RAI’s subsidiary, Niconovum USA, Inc. has entered into its first lead market in Iowa with ZONNIC, a nicotine replacement therapy gum, and recently introduced two new styles of ZONNIC into the lead market. Another RAI subsidiary, RJR Vapor, expanded the distribution of VUSE digital vapor cigarettes to retail outlets throughout Colorado in the third quarter of 2013. RJR Vapor is expanding VUSE into Utah in the first quarter of 2014, and a national expansion is planned for VUSE during 2014. VUSE’s innovative digital technology is designed to deliver a consistent flavor and vapor experience.

Consolidated RAI

Customers

The largest customer of RJR Tobacco, American Snuff and Santa Fe is McLane Company, Inc. referred to as McLane. Sales to McLane, a distributor, constituted approximately 31% of RAI’s consolidated revenue in each of 2013 and 2012, and 27% in 2011. RJR Tobacco, American Snuff and Santa Fe sales to Core-Mark International, Inc., referred to as Core-Mark, a distributor, represented approximately 11% of RAI’s consolidated revenue in 2013 and 10% of RAI’s consolidated revenue in 2012. No other customer accounted for 10% or more of RAI’s consolidated revenue during those periods. Sales of RJR Tobacco, American Snuff and Santa Fe to McLane and Core-Mark are not governed by any written supply contract. RJR Tobacco, American Snuff and Santa Fe believe that their relationships with McLane and Core-Mark are good. No significant backlog of orders existed at RJR Tobacco, American Snuff or Santa Fe as of December 31, 2013 or 2012.

Sales to Foreign Countries

RAI’s operating subsidiaries’ sales to foreign countries, primarily to BAT affiliates, for the years ended December 31, 2013, 2012 and 2011 were $497 million, $494 million and $613 million, respectively.

Raw Materials

In 2004, legislation was passed eliminating the U.S. government’s tobacco production controls and price support program. The buyout is funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout to the tobacco industry is approximately $9.9 billion, including approximately $9.6 billion payable to quota tobacco holders and growers through industry assessments over ten years and approximately $290 million for the liquidation of quota tobacco stock. RAI’s operating subsidiaries estimate that their overall share will approximate $2.5 billion prior to the deduction of permitted offsets under the MSA. For additional information see “— Tobacco Buyout Legislation” in Item 8, note 11 to consolidated financial statements.

Research and Development

The research and development activities of RAI’s operating subsidiaries are primarily conducted at RJR Tobacco’s facility in Winston-Salem through various service agreements. Scientists and engineers continue to explore and develop innovative products, packaging and processes, as well as harm reduction technologies, modified risk tobacco products and analytical methodologies. Another key activity for research and development is to ensure RAI’s operating companies remain compliant with regulations of the U.S. Food and Drug Administration, referred to as the FDA, and to adhere to future FDA regulations and approval processes.

RAI’s operating subsidiaries’ research and development expense for the years ended December 31, 2013, 2012 and 2011, was $72 million, $62 million and $69 million, respectively.

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

Legislation and Other Matters Affecting the Tobacco Industry

The marketing, sale, taxation and use of tobacco products have been subject to substantial regulation by government and health officials for many years. Various state governments have adopted or are considering, among other things, legislation and regulations that would:

•	significantly increase their taxes on tobacco products;

•	restrict displays, advertising and sampling of tobacco products;

•	raise the minimum age to possess or purchase tobacco products;

•	restrict or ban the use of menthol in cigarettes or prohibit mint or wintergreen as a flavor in smokeless tobacco products;

•	require the disclosure of ingredients used in the manufacture of tobacco products;

•	require the disclosure of nicotine yield information for cigarettes;

•	impose restrictions on smoking in public and private areas; and

•	restrict the sale of tobacco products directly to consumers or other unlicensed recipients, including by mail or over the Internet.

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

Litigation and Settlements

Various legal proceedings or claims, including litigation claiming that cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, and seeking damages in amounts ranging into the hundreds of millions or even billions of dollars, are pending or may be instituted against RJR Tobacco, American Snuff Co. or their affiliates, including RAI or RJR, or indemnitees, including B&W. Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of December 31, 2013, RJR Tobacco had paid approximately $114 million since January 1, 2011, related to unfavorable smoking and health litigation judgments and $139 million related to an unfavorable smoking cessation case.

In particular, in Engle v. R. J. Reynolds Tobacco Co., the Florida Supreme Court issued a ruling in 2006 that, while determining that the case could not proceed further as a class action, permitted members of the Engle class to file individual claims, including claims for punitive damages, through January 11, 2008. RJR Tobacco refers to these cases as the Engle Progeny cases. As of December 31, 2013 RJR Tobacco has been served in 5,131 of these cases on behalf of approximately 6,323 plaintiffs. The Engle Progeny cases have resulted and will continue to result in increased litigation and trial activity and increased product liability defense costs. Outstanding jury verdicts in favor of the Engle Progeny plaintiffs have been entered against RJR Tobacco in the amount of $111,459,200 in compensatory damages (as adjusted) and in the amount of $120,965,000 in punitive damages, for a total of $232,424,200. All of these verdicts are in various stages in the appellate process. An accrual of $11 million has been recorded in RAI’s consolidated balance sheet as of December 31, 2013 for nine Engle Progeny cases — Jimmie Lee Brown, Sherman, Koballa, Ward, Duke, Walker, Hiott, Kirkland and Sury. This amount includes $5.4 million for compensatory and punitive damages and $5.6 million for attorneys’ fees and statutory interest through December 31, 2013. During the fourth quarter of 2013, a payment of $305,000 was made in satisfaction of the adverse judgment in the Douglas case. Finally, payment in Ward, of $2.4 million was made on January 31, 2014. For a more complete description of the Engle Progeny cases, see “— Litigation Affecting the Cigarette Industry – Overview” and “— Engle and Engle Progeny Cases” in Item 8, note 11 to consolidated financial statements.

Also, during the fourth quarter of 2013, $10 million was accrued for estimated costs of the corrective communications in connection with the U.S. Department of Justice case. For additional information, see “— Health-Care Cost Recovery Cases — U.S. Department of Justice Case” in Item 8, note 11 to consolidated financial statements.

In addition, the consolidated action, In re: Tobacco Litigation Individual Personal Injury Cases, is pending in West Virginia, against both RJR Tobacco and B&W. On April 15, 2013, the Phase I jury trial began and ended with a virtually complete defense verdict on May 15, 2013. The only claim remaining after the verdict was the jury’s finding that all ventilated filter cigarettes manufactured and sold between 1964 and July 1, 1969, were defective for a failure to instruct. The court entered judgment in October 2013, dismissing all claims lost by the plaintiffs and purporting to make those claims and all of the jury rulings immediately subject to appeal. The plaintiffs filed a notice of appeal to the West Virginia Supreme Court of Appeals in November 2013, with briefing expected to occur during the first quarter of 2014. The defendants did not file a notice of appeal on the ventilated filter finding, but retained the right to file a cross appeal on that issue in response to the plaintiff’s initial brief. For additional information, see “— Litigation Affecting the Cigarette Industry — West Virginia IPIC” in Item 8, note 11 to consolidated financial statements.

RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claims against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular case concerning the use of smokeless tobacco products against American Snuff Co., when viewed on an individual case-by-case basis, is not probable or estimable, except for the nine Engle Progeny cases noted above, as described in “— Litigation Affecting the Cigarette Industry – Overview” in Item 8, note 11 to consolidated financial statements. RAI and its subsidiaries believe that they have valid bases for appeal of adverse verdicts against them and believe they have valid defenses to all actions and intend to defend all actions vigorously. Nonetheless, the possibility of material losses related to tobacco litigation is more than remote. Litigation is subject to many uncertainties, and generally it is not possible to predict the outcome of the litigation pending against RJR Tobacco, American Snuff Co. or their affiliates or indemnitees, or to reasonably estimate the amount or range of any possible loss. Moreover, notwithstanding the quality of defenses available to it and its affiliates in tobacco-related litigation matters, it is possible that RAI’s consolidated results of operations, cash flows or financial position could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters or difficulties in obtaining the bonds required to stay execution of judgments on appeal. For further discussion of the litigation and legal proceedings pending against RAI or its affiliates or indemnitees, see Item 8, note 11 to consolidated financial statements.

In 1998, RJR Tobacco, B&W and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. The State Settlement Agreements impose a perpetual stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers, and place significant restrictions on their ability to market and sell tobacco products in the future. For more information related to historical and expected settlement expenses and payments under the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” in Item 8, note 11 to consolidated financial statements. The State Settlement Agreements have materially adversely affected RJR Tobacco’s shipment volumes. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial position of RAI and RJR Tobacco in future periods.

RJR Tobacco and certain other participating manufacturers, referred to as the PMs, under the MSA are involved in an arbitration with certain of the settling states with respect to the availability of a downward adjustment to the annual MSA settlement payment obligation, referred to as the NPM Adjustment, for market year 2003. RJR Tobacco disputed a total of $4.7 billion for the years 2003 through 2012.

In November 2012, RJR Tobacco, certain other PMs and certain settling states entered into a term sheet, referred to as the Term Sheet, that sets forth the terms on which accrued and potential NPM Adjustment claims for 2003 through 2014 could be resolved. The Term Sheet also sets forth a restructured NPM Adjustment process to be applied on a going-forward basis, starting with the 2013 volume year. Based on the jurisdictions that signed the Term Sheet and are bound by its terms, RJR Tobacco and SFNTC will receive credits, collectively, currently estimated to total approximately $1.1 billion, with respect to their NPM Adjustment claims for the period from 2003 to 2012. The expenses for the MSA were reduced by $483 million for the year ended December 31, 2013.

For more information related to this litigation and its potential resolution, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements — Enforcement and Validity; Adjustments” in Item 8, note 11 to consolidated financial statements.

Employees

At December 31, 2013, RAI and its subsidiaries had approximately 5,200 full-time employees and approximately 90 part-time employees. The 5,200 full-time employees include approximately 3,700 RJR Tobacco employees, 550 American Snuff employees and 350 Santa Fe employees. No employees of RAI or its subsidiaries are unionized.

Executive Officers and Certain Significant Employees of the Registrant

The executive officers of RAI are set forth below:

Daniel (Daan) M. Delen. Mr. Delen, 48, has been President and Chief Executive Officer of RAI since March 1, 2011. He served as the President and Chief Executive Officer-Elect of RAI from January 1, 2011 to February 28, 2011. Mr. Delen also has served as the President of RAI Services Company, a wholly owned subsidiary of RAI and referred to as RAISC, since January 2011. Mr. Delen served as Chairman of the Board of RJR Tobacco, from May 2008 to December 2010. From January 2007 to December 2010, he also served as the President and Chief Executive Officer of RJR Tobacco. Prior to joining RJR Tobacco, Mr. Delen was President of BAT Ltd. — Japan from August 2004 to December 2006, and prior to that time, held various other positions with BAT after joining BAT in 1989. Mr. Delen commenced serving on the Board of RAI as of January 1, 2011. He also is a member of the board of trustees of Wake Forest University.

Thomas R. Adams. Mr. Adams, 63, has been Executive Vice President and Chief Financial Officer of RAI since January 2008 and Executive Vice President, Chief Financial Officer and Chief Information Officer of RAISC since January 2011. He served as Executive Vice President and Chief Financial Officer of RAISC from January 2010 to December 2010. In addition, he has served on the board of directors for RAISC since January 2010. Mr. Adams previously served as Senior Vice President and Chief Accounting Officer of RAI from March 2007 to December 2007. He served as Senior Vice President-Business Processes of RAI from September 2006 to March 2007 and of RJR Tobacco from May 2005 to November 2006. Mr. Adams also served as Senior Vice President and Chief Accounting Officer of both RAI and RJR Tobacco from July 2004 to April 2005. From June 1999 to July 2004, he served as Senior Vice President and Controller of both RJR Tobacco and RJR. Mr. Adams is a member of the boards of directors of Allegacy Federal Credit Union, the Old Hickory Council of the Boy Scouts of America and ABC of NC Child Development Center and the board of commissioners of the Housing Authority of Winston-Salem.

Lisa J. Caldwell. Ms. Caldwell, 53, has been Executive Vice President and Chief Human Resources Officer of RAI since May 2009 and RAISC since January 2010. Ms. Caldwell has served on the board of directors of RAISC since January 2010. She was previously Executive Vice President and Chief Human Resources Officer for RJR Tobacco from May 2009 to January 2010. Ms. Caldwell served as Executive Vice President — Human Resources of RAI and RJR Tobacco from June 2008 to May 2009. She served as Senior Vice President — Human Resources of RAI from November 2006 to June 2008, after having served as Vice President — Human Resources of RAI from September 2004 to November 2006. She also served as Senior Vice President — Human Resources of RJR Tobacco from July 2007 to June 2008, after having served as Vice President — Human Resources of RJR Tobacco from January 2002 to November 2006. Prior to 2002, Ms. Caldwell held numerous human resources positions with RJR Tobacco since joining RJR Tobacco in 1991. Ms. Caldwell serves on the Wake Forest University School of Business board of visitors and the board of directors for the Winston-Salem Industries for the Blind.

Robert H. Dunham. Mr. Dunham, 47, has been Executive Vice President — Public Affairs and Chief Communication Officer for RAI, RJR Tobacco, RAISC and RJR Vapor since February 2014. Previously, Mr. Dunham served as Executive Vice President – Public Affairs for RAI, RJR Tobacco and RAISC from August 2011 to February 2014. Mr. Dunham served as Senior Vice President — Public Affairs for RAI, RAISC and RJR Tobacco from January 2010 to July 2011, after having served as Senior Vice President of Marketing of RJR Tobacco from October 2008 to December 2009. Mr. Dunham served as Vice President of Marketing of RJR Tobacco from July 2004 to October 2008. Prior to joining RJR Tobacco in 2004, Mr. Dunham held various positions with B&W and its parent company, BAT. Mr. Dunham is a member of the boards of directors of the Reynolds American Foundation and the Novant Health Foundation — Forsyth Medical Center.

Daniel A. Fawley. Mr. Fawley, 56, has served as Senior Vice President and Treasurer of RAI, RJR Tobacco and RJR since September 2004 and Senior Vice President and Treasurer of RAISC since January 2010. Since joining RJR in 1999, he was Vice President and Assistant Treasurer of RJR until July 2004. Mr. Fawley is a member of the boards of directors of the Reynolds American Foundation and Santa Fe Natural Tobacco Company Foundation, the board of trustees of the Arts Council Endowment Fund, Inc. and the Finance Advisory Board for the Finance Academy.

McDara P. Folan, III. Mr. Folan, 55, has been Senior Vice President, Deputy General Counsel and Secretary of RAI since July 2004 and Senior Vice President, Deputy General Counsel and Secretary of RAISC since January 2010. He also serves as Assistant Secretary of RJR Tobacco. Prior to 2004, Mr. Folan served in various positions with RJR and RJR Tobacco since joining RJR in 1999. Mr. Folan serves on the boards of trustees for Salem College and Academy, Reynolda House Museum of American Art and the Arts Council Endowment Fund, Inc. and the board of directors of Downtown Winston-Salem Partnership Inc.

Jeffery S. Gentry, PhD. Dr. Gentry, 56, became Executive Vice President of RAISC on January 1, 2013, and has been Executive Vice President — Operations and Chief Scientific Officer of RJR Tobacco since January 2010, after having served as RAI Group Executive Vice President since April 1, 2008. Dr. Gentry has served on the board of directors of RJR Tobacco since January 2010. He was previously Executive Vice President — Research and Development of RJR Tobacco from December 2004. Dr. Gentry has served in various other positions with RJR Tobacco since joining RJR Tobacco in 1986 as a research and development chemist. He is the co-founder of No Limits II, a non-profit organization providing social opportunities for disabled adults in the Winston-Salem area.

Andrew D. Gilchrist. Mr. Gilchrist, 41, has served as President and Chief Commercial Officer of RJR Tobacco since January 1, 2011, after having served as Executive Vice President and Chief Financial Officer of RJR Tobacco and Executive Vice President and Chief Information Officer of RAISC from January 2010 to December 2010. He previously served as Executive Vice President, Chief Financial Officer and Chief Information Officer of RJR Tobacco from July 2008 until January 2010. Mr. Gilchrist has served on the board of directors of RJR Tobacco since May 2008. He also served as Senior Vice President and Chief Financial Officer of RJR Tobacco from November 2006 to July 2008, after having served as Vice President — Integrated Business Management of RJR Tobacco from January 2006 to November 2006. Prior to 2006, Mr. Gilchrist served as Senior Director — Business Development since joining RAI in 2004. Prior to July 2004, Mr. Gilchrist held various positions with B&W and its parent company, BAT. Mr. Gilchrist is a member of the board of trustees of the Arts Council of Winston-Salem and Forsyth County. He also serves on the boards of directors for the Piedmont Triad Partnership and the Winston-Salem Alliance.

Martin L. Holton III. Mr. Holton, 56, has been Executive Vice President, General Counsel and Assistant Secretary of RAI and RAISC and Executive Vice President and General Counsel of RJR Tobacco since January 2011. Mr. Holton previously served as Senior Vice President and Deputy General Counsel of RAISC since January 2010 and Senior Vice President, General Counsel and Secretary of RJR Tobacco from November 2006 through December 2010. In addition, Mr. Holton has served on the board of directors of RAISC since January 2011. Previously, Mr. Holton served as Senior Vice President, Deputy General Counsel and Secretary of RJR

Tobacco from February 2005 to November 2006 and Vice President and Assistant General Counsel — Litigation from July 2004 to February 2005. Mr. Holton serves on the board of managers for YMCA Camp Hanes and the boards of directors for the Winston-Salem Symphony and the Carolina Business Coalition.

J. Brice O’Brien. Mr. O’Brien, 45, has served as Executive Vice President — Consumer Marketing of RJR Tobacco since January 2010, after having served as President of Reynolds Innovations Inc. since January 2009. He served as Senior Vice President — Consumer Marketing of RJR Tobacco from January 2006 until January 2009, after serving as Vice President — Marketing since October 2004. Prior to 2004, he held various positions with RJR Tobacco after joining RJR Tobacco in 1995. Mr. O’Brien serves on the board of directors for the Juvenile Diabetes Research Foundation.

Frederick W. Smothers. Mr. Smothers, 50, has served as Senior Vice President and Chief Accounting Officer of RAI since January 2008 and RAISC since January 2010. Mr. Smothers served as Vice President and Corporate Controller of RAI from October 2007 to December 2007. Prior to joining RAI, Mr. Smothers was an independent management consultant from 2002 until 2007, serving as Chief Executive Officer of ATRS Consulting from 2005 until October 2007, providing general management consulting to consumer products and manufacturing clients, including RAI. Prior to 2002, Mr. Smothers was employed by the accounting firm of Deloitte & Touche LLP, including four years as partner.

Robert D. Stowe. Mr. Stowe, 56, has been Executive Vice President — Trade Marketing of RJR Tobacco since January 2010, after having served as Senior Vice President — Trade Marketing of RJR Tobacco from January 2006 to January 2010. He also served as an Area Vice President of RJR Tobacco from July 2004 to January 2006. Prior to July 2004, Mr. Stowe held various positions with B&W. Mr. Stowe serves as the Chairman of the board of directors of the Second Harvest Food Bank of Northwest North Carolina.

The chief executive officers of RAI’s other principal operating subsidiaries are set forth below:

Stephanie Cordisco. Ms. Cordisco, 36, has served as President of RJR Vapor since September 2012. Previously she served as Senior Director Consumer Marketing for RJR Tobacco from April 2012 to September 2012. Prior to that time, she held various marketing positions since joining RJR Tobacco in August 2005. She currently serves on the board of trustees for the Greensboro Montessori School.

Mike Little. Mr. Little, 54, has served as President of SFNTC since December 2011. Previously he served as Senior Vice President, Manufacturing from January 2002 until November 2011. Prior to 2002, Mr. Little held various positions with SFNTC after joining SFNTC in 1995.

Tommy J. Payne. Mr. Payne, 56, has served as President of Niconovum USA, Inc. since January 2010, after having served as Executive Vice President — Public Affairs of RAI from November 2006 to January 2010 and RJR Tobacco from May 2008 to January 2010. Mr. Payne previously served as Executive Vice President — External Relations of RAI from July 2004 to November 2006, and RJR Tobacco from September 1999 to November 2006. Prior to that time, he held various positions after joining RJR Nabisco in 1988. Mr. Payne serves on the boards of directors of the North Carolina Community Colleges Foundation, Inc. and Senior Services, Inc. of Winston-Salem.

Randall M. (Mick) Spach. Mr. Spach, 55, has been President of American Snuff Co. since January 2011. Previously he served as Vice President — Operations of American Snuff Co. from February 2009 until December 2010. Mr. Spach served as Vice President — Manufacturing/R&D of American Snuff Co. from August 2007 to February 2009. He served as Assistant Vice President — Manufacturing at American Snuff Co. from 2001 to August 2007. Between 1977 and 2001, Mr. Spach held various positions with American Snuff Co.

Item 1A. Risk Factors

RAI and its subsidiaries operate with certain known risks and uncertainties that could have a material adverse effect on their results of operations, cash flows and financial position. The risks below are not the only ones that could impact RAI and its subsidiaries. Additional risks not currently known or currently considered immaterial also could affect RAI’s business. You should carefully consider the following risk factors in connection with other information included in this Annual Report on Form 10-K and in other documents filed with the SEC.

Adverse litigation outcomes could have an adverse effect on the results of operations, cash flows and financial position of RAI. Additionally, RAI’s operating subsidiaries could be subject to substantial liabilities and bonding difficulties from litigation related to cigarette products or smokeless tobacco products, which could also have an adverse effect on their results of operations, cash flows and financial position.

RJR Tobacco, American Snuff Co. and their affiliates, including RAI, and indemnitees, including B&W, have been named in a large number of tobacco-related legal actions, proceedings or claims. The claimants seek recovery on a variety of legal theories, including negligence, strict liability in tort, design defect, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, medical monitoring and violations of state and federal antitrust laws. Various forms of relief are sought, including compensatory and, where available, punitive damages in amounts ranging in some cases into the hundreds of millions or even billions of dollars.

The tobacco-related legal actions range from individual lawsuits to class-actions and other aggregate claim lawsuits. In particular, class-action suits have been filed in a number of states against individual cigarette manufacturers, including RJR Tobacco, and their parents, including RAI, alleging that the use of the terms “lights” and “ultra-lights” constitutes unfair and deceptive trade practices. In 2008, the U.S. Supreme Court ruled that neither the Federal Cigarette Labeling and Advertising Act nor the Federal Trade Commission’s regulation of “tar” and nicotine disclosures preempts (or bars) such claims. This ruling limits certain defenses available to RJR Tobacco and other cigarette manufacturers and has led to the filing of additional lawsuits. In the event RJR Tobacco and its affiliates and indemnitees lose one or more of the pending “lights” class-action suits, RJR Tobacco, depending upon the amount of any damages ordered, could face difficulties in its ability to pay the judgment or obtain any bond required to stay execution of the judgment.

In Engle v. R. J. Reynolds Tobacco Co., the Florida Supreme Court issued a ruling that, while determining that the case could not proceed further as a class action, permitted members of the Engle class to file individual claims, including claims for punitive damages, through January 11, 2008. The decision preserved several of the Engle jury findings for use in adjudicating these subsequent individual actions, which are now known as Engle Progeny cases. As of December 31, 2013, RJR Tobacco had been served in 5,131 Engle Progeny cases filed on behalf of approximately 6,323 plaintiffs. Many of these cases are in active discovery or nearing trial. In all Engle Progeny cases tried to date, a central issue has been the proper use of the preserved Engle findings. RJR Tobacco has argued that use of the Engle findings to establish individual elements of claims (such as defect, negligence and concealment) is a violation of federal due process. In 2013, both the Florida Supreme Court and the U.S. Court of Appeals for the Eleventh Circuit rejected that argument.

The Engle Progeny cases have resulted in increased litigation and trial activity, including an increased number of adverse verdicts, and increased expenses. To date, RJR Tobacco had paid $20,708,000 in compensatory damages and $62,380,000 in punitive damages, for a total of $83,088,000 in these cases. In addition, outstanding jury verdicts in favor of the Engle Progeny plaintiffs had been entered against RJR Tobacco in the amount of $111,459,200 in compensatory damages (as adjusted) and in the amount of $120,965,000 in punitive damages, for a total of $232,424,200. All of these verdicts are in various stages in the appellate process. Although RJR Tobacco cannot currently predict when or how much it may be required to pay, RJR Tobacco will likely be required to pay additional judgments as the litigation proceeds. For a more complete description of this litigation, see “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in Item 8, note 11 to consolidated financial statements.

Also, the consolidated action, In re: Tobacco Litigation Individual Personal Injury Cases, is pending in West Virginia, against both RJR Tobacco and B&W. On April 15, 2013, the Phase I jury trial began and ended with a virtually complete defense verdict on May 15, 2013. The only claim remaining after the verdict was the jury’s finding that all ventilated filter cigarettes manufactured and sold between 1964 and July 1, 1969 were defective for a failure to instruct. The court entered judgment in October 2013, dismissing all claims lost by the plaintiffs and purporting to make those claims and all of the jury rulings immediately subject to appeal. The plaintiffs filed a notice of appeal to the West Virginia Supreme Court of Appeals in November 2013, with briefing expected to occur during the first quarter of 2014. The defendants did not file a notice of appeal on the ventilated filter finding, but retained the right to file a cross appeal on that issue in response to the plaintiff’s initial brief. For additional information, see “— Litigation Affecting the Cigarette Industry — West Virginia IPIC” in Item 8, note 11 to consolidated financial statements.

It is likely that legal actions, proceedings and claims arising out of the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of cigarettes and smokeless tobacco products will continue to be filed against RJR Tobacco, American Snuff Co., or their affiliates and indemnitees and other tobacco companies for the foreseeable future.

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

Any or all of the events described above could impose substantial monetary obligations on RAI and its operating subsidiaries and could have an adverse effect on the results of operations, cash flows and financial position of these companies and RAI. For a more complete description of the above cases and other significant litigation involving RAI and its operating subsidiaries, including RJR Tobacco and American Snuff Co., see “— Litigation Affecting the Cigarette Industry” and “— Smokeless Tobacco Litigation” in Item 8, note 11 to consolidated financial statements.

The verdict and order in the case brought by the U.S. Department of Justice, while not final, could subject RJR Tobacco to significant compliance costs and adversely affect the sales of RJR Tobacco’s products, which could have an adverse effect on the results of operations, cash flows and financial position of RJR Tobacco and RAI.

In 1999, the U.S. Department of Justice brought an action against RJR Tobacco, B&W and other tobacco companies. The government sought, in addition to other remedies, pursuant to the civil provisions of the federal Racketeer Influenced and Corrupt Organizations Act, referred to as RICO, disgorgement of profits in an amount of approximately $280 billion, which the government contends have been earned as a consequence of a RICO racketeering “enterprise.” In 2006, the court found certain defendants, including RJR Tobacco, liable for the RICO claims, but did not impose any direct financial penalties. Instead, the court, among other things, enjoined the defendants from committing future racketeering acts, participating in certain trade organizations, making misrepresentations concerning smoking and health and youth marketing, and using certain brand descriptors such as “low tar,” “light,” “ultra light,” “mild” and “natural,” and ordered the defendants to issue “corrective communications” on five subjects, including smoking and health and addiction.

Both sides appealed. In 2009, the Court of Appeals affirmed in part the trial court’s order and remanded the case for further proceedings. Both sides’ petitions for writ of certiorari from the U.S. Supreme Court were denied in June 2010, including the DOJ’s request for review of the district court’s denial of the government’s request for disgorgement of profits and certain other remedies. In November 2012, the trial court specified the text of the “corrective statements” that it has ordered the defendants to disseminate, which order is subject to a pending notice of appeal. The court also ordered the parties to enter mediation on a number of issues related to the implementation of the “corrective-statements” remedy. The mediation process has largely concluded, and the parties have jointly filed a motion seeking entry of a consent order to govern implementation issues. Further proceedings are pending before the trial court to determine whether those “corrective statements” will have to be displayed at retail points-of-sale. Implementation of the “corrective-statements” remedy could cause RJR Tobacco to incur significant compliance costs and there could be an adverse effect on the sales of its products which could have an adverse effect on the results of operations, cash flows and financial position of RJR Tobacco and RAI.

For a more complete description of this case, including the $10 million accrued for the estimated costs of corrective communications, see “— Health-Care Cost Recovery Cases — U.S. Department of Justice Case” in Item 8, note 11 to consolidated financial statements.

Significant monetary obligations imposed under the State Settlement Agreements, the size of which are subject to suits challenging several arbitration awards favorable to RJR Tobacco, could have an adverse effect on the results of operations, cash flows and financial position of RJR Tobacco and RAI.

In 1998, RJR Tobacco, B&W and the other major U.S. cigarette manufacturers entered into a Master Settlement Agreement, referred to as the MSA, with attorneys general representing most U.S. states, territories and possessions. The State Settlement Agreements, of which the MSA is the most wide-reaching, impose a perpetual stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers, and place significant restrictions on their ability to market and sell tobacco products in the future. They have materially adversely affected RJR Tobacco’s shipment volumes, and they are expected to have an adverse effect on the results of operations, cash flows and financial position of RJR Tobacco and RAI in future periods.

RJR Tobacco and certain other PMs are involved in an arbitration with certain of the settling states with respect to the availability of the NPM Adjustment for market year 2003. RJR Tobacco disputed a total of $4.7 billion in potential NPM Adjustment claims for the years 2003 through 2012.

RJR Tobacco, certain other PMs and certain “signatory” states are parties to a binding Term Sheet that sets forth terms resolving accrued and potential NPM Adjustment claims for 2003 through 2012. The Term Sheet also sets forth a restructured NPM Adjustment process to be applied on a going-forward basis, starting with the 2013 volume year. The Arbitration Panel for the 2003 NPM Adjustment dispute entered a Stipulated Partial Settlement and Award, reflecting the financial terms of the Term Sheet. As of December 31, 2013, a total of 20 states, the District of Columbia and Puerto Rico, have joined the settlement. Under the settlement, RJR Tobacco is to receive more than $1 billion worth of credits, a portion of which have been applied to its MSA payments in 2013, and the remainder is to be applied over the following four years. Motions have been filed by 14 non-signatory states, in their respective MSA courts, as of December 31, 2013, to vacate or modify this settlement. If one or more courts grant such a motion, that could, depending on the basis and extent of the order, have an adverse effect on the results of operations, cash flows and financial position of RJR Tobacco and RAI.

In September 2013, the same Arbitration Panel issued Final Awards on the 2003 NPM Adjustment claims with respect to the 15 states whom the PMs continued to contest. The Arbitration Panel ruled that six states (representing approximately 14.68% of the allocable share) — Indiana, Kentucky, Maryland, Missouri, New Mexico and Pennsylvania — were subject to the 2003 NPM Adjustment. RJR Tobacco estimates the remaining amount due it as a result of these rulings to be approximately $266 million plus interest. Each of these six states, however, has moved to vacate the Final Award with respect to that state. Due to the resulting uncertainty over the final resolution of the 2003 NPM Adjustment, no amounts resulting from the ruling of the Arbitration Panel have been recognized for 2013 and any adverse decision could impact RJR Tobacco’s receipt, or timing of receipt, of some or all of this remaining amount.

For a more complete description of the State Settlement Agreements and the Arbitration Panel’s awards, see “— Health-Care Cost Recovery Cases — State Settlement Agreements” and “— Health-Care Cost Recovery Cases — State Settlement Agreements-Enforcement and Validity; Adjustments” in Item 8, note 11 to consolidated financial statements.

Reports from the U.S. Surgeon General regarding the risks of cigarette smoking and second-hand smoke may result in additional litigation and regulation that could have an adverse effect on the results of operations, cash flows and financial position of RJR Tobacco and RAI.

The U.S. Surgeon General has issued reports that attribute negative health consequences to cigarette smoking, including involuntary exposure to tobacco smoke, referred to as second-hand smoke or ETS. On January 17, 2014, the Surgeon General issued an additional report that contends that smoking is linked to a higher number of deaths to Americans than previous estimates, that filtered cigarettes may increase the risk of certain diseases, and that cigarettes are a causal factor in certain conditions and diseases that had not previously been linked to cigarette smoking. Litigation could be stimulated due to these reports, and the Surgeon General’s findings could cause additional regulations or restrictions to be imposed on the use, manufacture or sale of cigarettes. These factors could have an adverse effect on the results of operations, cash flows and financial position of RJR Tobacco and RAI.

RJR Tobacco’s overall retail market share of cigarettes has been declining and is expected to continue to decline. If RJR Tobacco is not able to increase sales and market share of its growth brands, and if RJR Tobacco and RAI’s other operating companies are not able to develop, produce or market new alternative products profitably, the results of operations, cash flows and financial position of RAI and its operating subsidiaries could be adversely affected.

RJR Tobacco’s U.S. retail market share of cigarettes has been declining for a number of years, and is expected to continue to decline. According to data from IRI/Capstone, RJR Tobacco’s share of the U.S. cigarette retail market was 26.0% in 2013, compared to 26.5% in 2012. In addition, consumer health concerns, changes in adult tobacco consumer preferences and changes in regulations have prompted RJR Tobacco and other RAI operating companies to introduce new alternative products. Consumer acceptance of these new products, such as CAMEL Snus and electronic cigarettes, referred to as e-cigarettes, may fall below expectations, in which event RAI’s operating subsidiaries may be unable to replace all or any significant portion of lost revenues resulting from the continuing decline in market share and cigarette consumption generally.

Furthermore, an RAI subsidiary, RJR Vapor, expects to launch its digital vapor cigarette, VUSE, on a national basis in 2014. If the national launch of VUSE (which has been in limited distribution to date) is not successful, or is significantly delayed, RJR Vapor’s e-cigarette business could be at a significant disadvantage to other e-cigarette manufacturers, making it difficult for RAI to capitalize upon this potentially expanding category of alternative products, which could have an adverse effect on the results of operations, cash flows and financial position of RJR Vapor and RAI.

In addition, RAI’s operating companies may not find vendors willing to produce alternative products, or components or raw materials used in such products, resulting in additional capital expenditures for RAI’s operating companies. The ability of RAI’s operating companies to gain efficient market clearance for new products could also be adversely affected by FDA rules and regulations.

If RJR Tobacco’s cigarette market share continues to decline, and if RJR Tobacco and RAI’s other operating companies are not able to develop, produce or market new alternative products to replace past and any future loss of the cigarette market share and declining cigarette sales, then there could be an adverse effect on the results of operations, cash flows and financial position of RAI and its operating subsidiaries.

RJR Tobacco is dependent on the U.S. cigarette market, which it expects to continue to decline, and this decline could have an adverse effect on the results of operations, cash flows and financial position of RJR Tobacco and RAI.

The international rights to substantially all of RJR Tobacco’s brands were sold in 1999 to JTI, and no international rights were acquired in connection with the B&W business combination. Therefore, RJR Tobacco is dependent on the U.S. cigarette market. U.S. cigarette consumption has declined since 1981, for a variety of factors, including, for example, price increases, restrictions on advertising and promotions, smoking prevention campaigns, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups, and migration to smoke-free products. U.S. cigarette consumption is expected to continue to decline. MSAi reported that U.S. cigarette shipments declined 4.6% in 2013, 2.3% in 2012 and 3.5% in 2011. In addition, RJR Tobacco believes its consumers are more price-sensitive than consumers of some competing brands, which may result in some consumers switching to a lower priced brand than any of those offered by RJR Tobacco.

RAI is a holding company and is entirely dependent on the results of its operating subsidiaries. RJR Tobacco is RAI’s largest operating segment. As such, it is the primary source of RAI’s revenue, and a decline in U.S. cigarette consumption could have an adverse effect on the results of operations, cash flows and financial position of RAI.

Competitive actions and pricing pressures in the marketplace could have an adverse effect on the results of operations, cash flows and financial position of RJR Tobacco, American Snuff and Santa Fe.

The tobacco industry is highly competitive. Among the major manufacturers, brands primarily compete on product quality, price, brand recognition, brand imagery and packaging. Substantial marketing support, merchandising display, discounting, promotions and other financial incentives generally are required to maintain or improve a brand’s market position or introduce a new brand. Competitors may also have certain advantages, including stronger financial position and liquidity, enabling them to better withstand the effects of competition and declines in price.

In addition, substantial payment obligations under the State Settlement Agreements adversely affect RJR Tobacco’s ability to compete with manufacturers of deep-discount cigarettes that are not subject to such substantial obligations. For a more complete description of the State Settlement Agreements, see “— Health-Care Cost Recovery Cases — State Settlement Agreements” in Item 8, note 11 to consolidated financial statements.

Inability to compete effectively may result in loss of market share, which could have an adverse effect on the results of operations, cash flows and financial position of RAI and its operating subsidiaries.

In the United States, tobacco products are subject to substantial and increasing regulation and taxation, which could have an adverse effect on the results of operations, cash flows and financial position of RAI and its operating subsidiaries.

Tobacco products are subject to substantial federal and state excise taxes in the United States. Certain city and county governments also impose substantial excise taxes on tobacco products sold. Over the last several years, these taxing authorities have significantly increased the magnitude of excise taxes on tobacco products. Increased excise taxes have resulted in declines in overall sales volume and shifts by consumers to less expensive brands, and additional increases could result in future sales declines.

A wide variety of federal, state and local laws limit the advertising, sale and use of cigarettes, and these laws have proliferated in recent years. For example, many local laws prohibit smoking in restaurants and other public places. Private businesses also have adopted policies that prohibit or restrict, or are intended to discourage, smoking. These laws and regulations also are likely to result in a decline in the overall sales volume of cigarettes, which could have an adverse effect on the results of operations, cash flows and financial position of RAI and its operating subsidiaries. For additional information on the issues described above, see “— Governmental Activity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

RAI’s operating subsidiaries are subject to significant limitations on advertising and marketing of tobacco products, which could harm the value of their existing brands and their ability to launch new brands, and could have an adverse effect on the results of operations, cash flows and financial position of these companies and RAI.

In the United States, television and radio advertisements of cigarettes have been prohibited since 1971, and television and radio advertisements of smokeless tobacco products have been prohibited since 1986. Under the MSA, RAI’s operating subsidiaries, RJR Tobacco and SFNTC, cannot use billboard advertising, cartoon characters, sponsorship of certain events, non-tobacco merchandise bearing their brand names and various other advertising and marketing techniques. The MSA also prohibits targeting of youth in advertising, promotion or marketing of tobacco products, including the smokeless tobacco products of RJR Tobacco. American Snuff Co. is not a participant in the MSA. Although these restrictions were intended to ensure that tobacco advertising was not aimed at young people, some of the restrictions also may limit the ability of RAI’s operating subsidiaries to communicate with adult tobacco consumers. In addition, pursuant to the FDA Tobacco Act, the FDA has reissued regulations addressing advertising and marketing restrictions that were originally promulgated in 1996. Additional restrictions under the FDA regulations, or otherwise, may be imposed or agreed to in the future. These limitations on the advertising and marketing of tobacco products inhibit RAI’s operating subsidiaries from promoting and maintaining the value of their existing brands and limit their ability to launch new brands, which could have an adverse effect on the results of operations, cash flows and financial position of these companies and RAI.

The regulation of tobacco products by the FDA could have an adverse effect on the results of operations, cash flows and financial position of RAI.

The FDA Tobacco Act grants the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products. It is likely that the FDA Tobacco Act could result in a decrease in cigarette and smokeless tobacco product sales in the United States, including sales of RJR Tobacco’s, American Snuff’s and Santa Fe’s brands, and has resulted in an increase in costs to RJR Tobacco, American Snuff and Santa Fe, which could have an adverse effect on the results of operations, cash flows and financial position of RAI. RAI believes that these rules and regulations may adversely affect the ability of its operating subsidiaries to compete against their larger competitor, Altria Group Inc., which may be able to more quickly and cost-effectively comply with these new rules and regulations. The ability of RAI’s operating companies to gain efficient market clearance for new products could be adversely affected by FDA rules and regulations. In addition, the FDA has announced its intention to issue regulations that would bring e-cigarettes within that agency’s jurisdiction, subjecting these products to many of the requirements already in place for cigarettes and smokeless tobacco products. The adoption of new rules and regulations could make it more difficult for RAI’s operating companies to grow their e-cigarette business, which could have an adverse effect on the results of operations, cash flows and financial position of RAI.

In 2013, the FDA issued its preliminary scientific evaluation regarding menthol cigarettes, concluding that menthol cigarettes adversely affect initiation, addiction and cessation compared to non-menthol cigarettes. Also in 2013, the FDA issued an Advance Notice of Proposed Rulemaking, seeking comments on various issues relating to the potential regulation of menthol cigarettes. In addition, the FDA has the authority to require the reduction of nicotine levels and may also require reduction or elimination of other constituents. Although it is not possible to predict whether or when the FDA will take actions, if the FDA were to adopt regulations banning or severely restricting the sale of menthol cigarettes, or were to require the reduction of nicotine levels or the reduction or elimination of other constituents, those regulations could have a material adverse effect on the cigarette sales of RAI’s operating companies, which could have an adverse effect on the results of operations, cash flows and financial position of those companies and RAI.

For a detailed description of the FDA Tobacco Act, see “— Governmental Activity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

Changes in and compliance with state or federal legislation or regulations could have an adverse effect on the results of operations, cash flows and financial position of RAI and its operating subsidiaries.

In addition to FDA regulation, the passage of new legislative or regulatory initiatives including those relating to U.S. health-care reform, climate change and other environmental legislation and changes in federal or state wage requirements, could have an adverse effect on the results of operations, cash flows and financial position of RAI and its operating subsidiaries. RAI and its operating subsidiaries regularly assess the impact that health-care reform could have on its employer-sponsored medical plans. Due to the breadth and complexity of the health-care reform legislation, the current lack of implementation regulations and interpretive guidance and the phased-in nature of the implementation, it is difficult to predict the overall impact. The passage of new legislative or regulatory initiatives may increase compliance costs, which could have an adverse effect on the results of operations, cash flows and financial position of RAI and its operating subsidiaries.

Increases in commodity prices will increase costs and may reduce profitability, which could have an adverse effect on the results of operations, cash flows and financial position of RAI and its operating subsidiaries.

Increases in the cost of tobacco leaf, other raw materials and other commodities used in RAI’s operating subsidiaries’ products could cause profits to decline which could have an adverse effect on the results of operations, cash flows and financial position of RAI and its operating subsidiaries.

Certain of RAI’s operating subsidiaries may be required to write down intangible assets, including goodwill, due to impairment, thus reducing operating profit.

Intangible assets include goodwill, trademarks and other intangibles. The determination of fair value involves considerable estimates and judgment. For goodwill, the determination of fair value of a reporting unit involves, among other things, RAI’s market capitalization, and application of the income approach, which includes developing forecasts of future cash flows and determining an appropriate discount rate. If goodwill impairment is implied, the fair values of individual assets and liabilities, including unrecorded intangibles, must be determined. During the annual testing in the fourth quarter of 2013, the estimated fair value of each of RAI’s reporting units was substantially in excess of its respective carrying value.

Trademarks and other intangible assets with indefinite lives also are tested for impairment annually, in the fourth quarter. At December 31, 2013, the aggregate fair value of RAI’s operating units’ trademarks and other intangible assets was substantially in excess of their aggregate carrying value. However, at December 31, 2013, the individual fair values of seven trademarks were less than 15% in excess of their respective carrying values. The aggregate carrying value of these seven trademarks was $460 million at December 31, 2013. See Item 8, note 3 to consolidated financial statements for a discussion of the intangible asset impairment charges.

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

Changes in financial market conditions could result in higher costs and decreased profitability, which could have an adverse effect on the results of operations, cash flows and financial position of RAI.

Changes in financial market conditions could negatively impact RAI’s interest rate risk, foreign currency exchange rate risk and the return on corporate cash, thus increasing costs and reducing profitability, which could have an adverse effect on the results of operations, cash flows and financial position of RAI. Due to recent market conditions, RAI has invested any excess cash in either low interest or near zero interest investments, thereby lowering interest income.

Adverse changes in liquidity in the financial markets could result in additional realized or unrealized losses on investments, which could have an adverse effect on the results of operations, cash flows and financial position of RAI.

Adverse changes in the liquidity in the financial markets could result in additional realized or unrealized losses associated with the value of RAI’s investments, which could have an adverse effect on the results of operations, cash flows and financial position of RAI. As of December 31, 2013, $28 million of unrealized losses remain in other comprehensive loss. For more information on investment losses, see Item 8, note 2 to consolidated financial statements.

Increases in pension expense or pension funding may reduce RAI’s profitability, which could have an adverse effect on the results of operations, cash flows and financial position of RAI.

RAI’s profitability is affected by the costs of pension benefits available to employees generally hired prior to 2004. Adverse changes in investment returns earned on pension assets and discount rates used to calculate pension and related liabilities or changes in required pension funding levels may have an unfavorable impact on pension expense, which could have an adverse effect on the results of operations, cash flows and financial position of RAI. During 2013, RAI contributed $60 million to its pension plans and expects to contribute $109 million to its pension plans in 2014. RAI actively seeks to control increases in pension expense, but there can be no assurance that profitability will not be adversely affected. In addition, changes to pension legislation or changes in pension accounting may adversely affect profitability, which could also have an adverse effect on the results of operations, cash flows and financial position of RAI.

RAI and its operating subsidiaries rely on outside suppliers to manage certain non-core business processes. Any interruption in these services could negatively affect the operations of RJR Tobacco, American Snuff and Santa Fe and harm their reputation, which could have an adverse effect on the results of operations, cash flows and financial position of these companies and RAI.

In an effort to gain cost efficiencies, RAI and its operating subsidiaries have substantially completed the outsourcing of many of their non-core business processes. Non-core business processes include, but are not limited to, certain processes relating to information technology, human resources, trucking and facilities. If any of the suppliers fail to perform their obligations in a timely manner or at a satisfactory quality level, RJR Tobacco, American Snuff and Santa Fe may fail to operate effectively and fail to meet shipment demand, which could have an adverse effect on the results of operations, cash flows and financial position of these companies and RAI.

RAI’s operating subsidiaries rely on a limited number of suppliers for certain direct materials. An interruption in service from any of these suppliers could have an adverse effect on the results of operations, cash flows and financial position of RAI.

RAI’s operating subsidiaries rely on a limited number of suppliers for direct materials. If a supplier fails to meet any of RAI’s operating subsidiary’s demand for direct materials, the operating subsidiary may fail to operate effectively and may fail to meet shipment demand, which could have an adverse effect on the results of operations, cash flows and financial position of RAI.

Certain of RAI’s operating subsidiaries face a customer concentration risk. The loss of such a customer would result in a decline in revenue and could have an adverse effect on the results of operations, cash flows and financial position of RAI.

Revenues from two distributors, McLane and Core-Mark, constituted approximately 31% and 11%, respectively, of RAI’s consolidated revenue in 2013. The loss of these customers, or a significant decline in their purchases, could have an adverse effect on the results of operations, cash flows and financial position of RAI.

Fire, violent weather conditions and other disasters could have an adverse effect on the results of operations, cash flows and financial position of RAI’s operating subsidiaries.

A major fire, violent weather conditions or other disasters that affect manufacturing and other facilities of RAI’s operating subsidiaries, or of their suppliers and vendors, could have a material adverse effect on the operations of RAI’s operating subsidiaries. In particular, RJR Tobacco’s cigarette manufacturing is conducted primarily at a single facility. Additionally, Santa Fe’s cigarette manufacturing is conducted at a single facility. Despite RAI’s insurance coverage for some of these events, a prolonged interruption in the manufacturing operations of RAI’s operating subsidiaries could have a material adverse effect on the ability of its operating subsidiaries to effectively operate their businesses, which could have an adverse effect on the results of operations, cash flows and financial position of these companies.

The loss of key personnel or difficulties recruiting and retaining qualified personnel could have an adverse effect on the results of operations, cash flows and financial position of RAI and its operating subsidiaries.

The future success of RAI and its operating subsidiaries is dependent on the continued availability and service of senior management personnel. The loss of any executive officers or other key senior management personnel could inhibit the ability of RAI and its operating subsidiaries to manage effectively their businesses. In addition, recruiting and retaining qualified personnel may be difficult given the health and social issues associated with the tobacco industry. If RAI and its operating subsidiaries are unable to recruit, retain and motivate key personnel to maintain the current businesses of these companies and support development of new products, it could have an adverse effect on the results of operations, cash flows and financial position of these companies.

Disruptions in information technology systems or a security breach could have an adverse effect on the results of operations, cash flows and financial position of RAI and its operating subsidiaries.

RAI and its operating subsidiaries are dependent on complex information technology systems to operate their businesses, enhance customer service, improve the efficiency of production and increase employee efficiency. These information technology systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, catastrophic events and user errors. In addition, these information technology systems are also subject to security breaches, including cyber security breaches and breaches of transaction processing that could result in the compromise of confidential customer or consumer data. Any disruptions in information technology systems or a security breach could have an adverse effect on the results of operations, cash flows and financial position of RAI and its operating subsidiaries.

Inability to protect the intellectual property rights of RAI and its operating subsidiaries could have an adverse effect on the results of operations, cash flows and financial position of these companies.

RAI and its operating subsidiaries rely on a combination of trademark laws, trade secret protection, confidentiality agreements and other contractual arrangements to protect their intellectual property rights. Although a substantial amount of resources have been devoted to the establishment and protection of intellectual property, these steps may be inadequate to deter misappropriation. Failure to protect sufficiently intellectual property could affect the ability of RAI and its operating subsidiaries to compete effectively and could harm the value of these subsidiaries’ brands. In addition, defending intellectual property rights could result in the expenditure of significant financial and managerial resources. These events could have an adverse effect on the results of operations, cash flows and financial position of RAI and its operating subsidiaries.

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

For more information on the restrictive covenants in RAI’s credit facility, see Item 8, note 9 to consolidated financial statements.

RAI has substantial long-term debt, which could adversely affect its financial position and its ability to obtain financing in the future and react to changes in its business.

Because RAI has, in the aggregate, principal outstanding notes of $5.1 billion:

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

The ability of RAI to access the debt capital markets could be impaired if the credit rating of its debt securities falls. Borrowing costs under RAI’s revolving credit facility could increase as the credit ratings of RAI’s long-term debt falls.

The outstanding notes issued by RAI are rated investment grade. If RAI’s credit rating falls, particularly below investment grade, RAI may not be able to sell additional debt securities or borrow money in such amounts, at the times, at the lower interest rates or upon the more favorable terms and conditions that might be available if its debt maintained its current or higher ratings. In addition, future debt security issuances or other borrowings may be subject to further negative terms, including provisions for collateral or limitations on indebtedness or more restrictive covenants, if RAI’s ratings decline.

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

In addition, the interest rate RAI pays on borrowings (and for commitments) under its revolving credit facility is equal to an underlying interest rate plus an applicable margin, which margin is based on the ratings of RAI’s senior, unsecured, long-term indebtedness. If these ratings decline, the applicable margin RAI is required to pay would increase. As a result, although the revolving credit facility provides RAI with a source of liquidity, the cost of borrowing under, and of maintaining, that facility could be at a higher rate at a time when RAI most needs to utilize that facility.

For more complete information on RAI’s borrowing arrangements, see Item 8, notes 9 and 10 to consolidated financial statements.

An adverse effect on the results of operations, cash flows and financial position of RAI or its operating subsidiaries could cause RAI’s Board to depart from or change its historical dividend policy.

RAI’s Board could, in its discretion, depart from or change its dividend policy at any time. The current dividend reflects RAI’s policy of paying dividends to the holders of RAI common stock in an aggregate amount that is approximately 80% of RAI’s annual consolidated net income. RAI is not required to pay dividends and its shareholders do not have contractual or other legal rights to receive them. RAI’s ability to pay dividends is dependent on its earnings, capital requirements, financial condition, expected cash needs, debt covenant compliance and other factors considered relevant by RAI’s Board. To the extent that RAI or its operating subsidiaries experience an adverse effect on their results of operations, cash flows or financial position, RAI’s Board may decide, in its discretion, to decrease the amount of dividends, change or revoke the dividend policy or discontinue paying dividends entirely. In addition, if RAI does not pay or reduces its historical dividend rate, the market price of its common stock could decline.

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

Under the governance agreement, B&W, based upon its current equity stake in RAI, is entitled to nominate five directors to RAI’s Board, at least three of whom are required to be independent directors and two of whom may be executive officers of BAT or any of its subsidiaries. RAI’s Board currently is composed of 13 persons, including four designees of B&W. Matters requiring the approval of RAI’s Board generally require the affirmative vote of a majority of the directors present at a meeting. Under the governance agreement, however, the approval of a majority of B&W’s designees on RAI’s Board is required in connection with the following matters:

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

The amended and restated bylaws of RAI designate the state courts of North Carolina or the U.S. District Court for the Middle District of North Carolina as the sole and exclusive forum for certain legal actions, which could limit the ability of RAI shareholders to obtain a favorable judicial forum for disputes with RAI.

In December 2013, RAI’s Board approved an amendment to RAI’s amended and restated bylaws, which provides that, unless RAI consents in writing to the selection of an alternative forum, the state courts of North Carolina or the U.S. District Court for the Middle District of North Carolina will be the sole and exclusive forum for:

•	any derivative action or proceeding brought on behalf of RAI;

•	any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of RAI to RAI or its shareholders;

•

any action asserting a claim arising pursuant to any provision of the North Carolina Business Corporation Act, the bylaws or the articles of incorporation of RAI (as each may be amended from time to time); or

•	any action asserting a claim governed by the internal affairs doctrine.

Any person or entity purchasing or otherwise acquiring any interest in shares of RAI’s capital stock may be deemed to have notice of and to have consented to the provisions described above. This forum selection provision may limit RAI shareholders’ ability to obtain a judicial forum that they find favorable for certain disputes with RAI or its directors, officers or other employees or shareholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The executive offices of RAI and its material subsidiaries, other than SFNTC, are located in Winston-Salem, North Carolina. RJR Tobacco’s manufacturing facilities are located in the Winston-Salem, North

Carolina area, and American Snuff’s manufacturing facilities are located in Memphis, Tennessee; Clarksville, Tennessee; and Winston-Salem, North Carolina. Santa Fe’s manufacturing facility is located in Oxford, North Carolina, and its executive offices are located in Santa Fe, New Mexico. All of RAI’s material operating subsidiaries’ executive offices and manufacturing facilities are owned.

Item 3. Legal Proceedings

See Item 8, note 11 to consolidated financial statements for disclosure of legal proceedings involving RAI and its operating subsidiaries.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

RAI common stock, par value $.0001 per share, is listed on the NYSE under the trading symbol “RAI.” On January 29, 2014, there were approximately 13,700 holders of record of RAI common stock. Shareholders whose shares are held of record by a broker or clearing agency are not included in this amount; however, each of those brokers or clearing agencies is included as one holder of record. The closing price of RAI common stock on January 29, 2014, was $48.61 per share.

The cash dividends declared, and high and low sales prices per share for RAI common stock on the NYSE Composite Tape, as reported by the NYSE, were as follows:

			Cash Dividends Declared Per Share

	Price Per Share
	High	Low
2013:
First Quarter	$45.17	$41.50	$0.59
Second Quarter	50.15	44.01	0.63
Third Quarter	52.93	46.82	0.63
Fourth Quarter	52.57	48.01	0.63
2012:
First Quarter	$42.81	$38.95	$0.56
Second Quarter	44.90	39.45	0.59
Third Quarter	46.93	43.11	0.59
Fourth Quarter	44.51	39.70	0.59

In addition, the board of directors of RAI declared a quarterly cash dividend of $0.67, or $2.68 on an annualized basis, per common share, effective February 10, 2014. The dividends will be paid on April 1, 2014, to shareholders of record as of March 10, 2014. The current dividend reflects RAI’s policy of paying dividends to the holders of RAI common stock in an aggregate amount that is approximately 80% of RAI’s annual consolidated net income.

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

During 2013, under the above-described share repurchase program, RAI repurchased and cancelled 15,917,174 shares for $750 million, resulting in total repurchases of 47,638,044 shares for $2.1 billion as of December 31, 2013. Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares are cancelled at the time of repurchase.

In addition, during 2013, RAI repurchased 574,383 shares at a cost of $25 million that were forfeited and cancelled with respect to tax liabilities associated with vesting of restricted stock units granted under the Reynolds American Inc. 2009 Omnibus Incentive Plan, referred to as the Omnibus Plan.

The following table summarizes RAI’s purchases of its common stock during the fourth quarter of 2013:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 to October 31, 2013	1,235,105	$49.99	1,235,105	$500
November 1, 2013 to November 30, 2013	1,131,737	51.48	1,131,737	442
December 1, 2013 to December 31, 2013	607,712	49.47	607,712	412

Fourth Quarter Total	2,974,554	50.45	2,974,554	412

For equity-based benefit plan information, see Item 8, note 13 to consolidated financial statements.

Performance Graph

Set forth below is a line graph comparing, for the period which commenced on December 31, 2008, and ended on December 31, 2013, the cumulative shareholder return of $100 invested in RAI common stock with the cumulative return of $100 invested in the Standard & Poor’s 500 Index and the Standard & Poor’s Tobacco Index.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN(1)

Among Reynolds American Inc., The S&P 500 Index

and The S&P Tobacco Index(2)

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Reynolds American Inc.	$100.00	$142.85	$187.74	$252.34	$266.46	$338.86
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
S&P Tobacco(2)	100.00	125.61	160.40	218.81	241.61	282.59

(1)	Assumes that $100 was invested in RAI common stock and indexes on December 31, 2008, and that in each case all dividends were reinvested.

(2)	The S&P Tobacco Index includes as of December 31, 2013, the following companies: Altria Group, Inc.; Lorillard, Inc.; Philip Morris International Inc.; and Reynolds American Inc.

Item 6. Selected Financial Data

The selected historical consolidated financial data as of December 31, 2013 and 2012, and for each of the years in the three-year period ended December 31, 2013, are derived from the consolidated financial statements and accompanying notes, which have been audited by RAI’s independent registered public accounting firm. The selected historical consolidated financial data as of December 31, 2011 and 2010 and 2009, and for the years ended December 31, 2010 and 2009, are derived from audited consolidated financial statements not presented or incorporated by reference. For further information, including the impact of new accounting developments, restructuring and impairment charges, you should read this table in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements in Item 8.

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in Millions, Except Per Share Amounts)
Results of Operations:
Net sales(1)	$8,236	$8,304	$8,541	$8,551	$8,419
Income from continuing operations(1)(2)(3)(4)	1,718	1,272	1,406	1,337	955
Losses from discontinued operations	—	—	—	(216)	—
Net income	1,718	1,272	1,406	1,121	955
Per Share Data:
Basic income from continuing operations	3.15	2.25	2.41	2.29	1.64
Diluted income from continuing operations	3.14	2.24	2.40	2.29	1.64
Basic losses from discontinued operations	—	—	—	(0.37)	—
Diluted losses from discontinued operations	—	—	—	(0.37)	—
Basic net income	3.15	2.25	2.41	1.92	1.64
Diluted net income	3.14	2.24	2.40	1.92	1.64
Basic weighted average shares, in thousands	544,925	565,570	582,320	582,996	582,761
Diluted weighted average shares, in thousands	546,949	567,873	585,383	584,854	583,652
Cash dividends declared per share of common stock	$2.48	$2.33	$2.15	$1.84	$1.73
Balance Sheet Data (at end of periods):
Total assets	15,402	16,557	16,254	17,078	18,009
Long-term debt (less current maturities)	5,099	5,035	3,206	3,701	4,136
Shareholders’ equity	5,167	5,257	6,251	6,510	6,498
Cash Flow Data:
Net cash from operating activities	1,308	1,568	1,420	1,265	1,454
Net cash from (used in) investing activities	(113)	(54)	60	(126)	(123)
Net cash used in financing activities	(2,207)	(971)	(1,714)	(1,349)	(1,192)
Net cash related to discontinued operations, net of tax benefit	—	—	—	(307)	—
Other Data:
Ratio of earnings to fixed charges(5)	11.3	9.1	10.6	10.2	6.9

(1)

Net sales and cost of products sold exclude excise taxes of $3,730 million, $3,923 million, $4,107 million, $4,340 million and $3,927 million for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

(2)	Includes restructuring and/or asset impairment charges of $149 million, $38 million and $56 million for the years ended December 31, 2012, 2010 and 2009, respectively.

(3)

Includes trademark, goodwill and/or other intangible asset impairment charges of $32 million, $129 million, $48 million, $32 million and $567 million for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

(4)	Includes NPM Adjustment credits of $483 million for the year ended December 31, 2013.

(5)

Earnings consist of income from continuing operations before equity earnings, income taxes and fixed charges. Fixed charges consist of interest on indebtedness, amortization of debt issuance costs and the interest portion of rental expense.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of RAI’s business, initiatives, critical accounting estimates and its consolidated results of operations and financial position. Following the overview and discussion of business initiatives, the critical accounting estimates disclose certain accounting estimates that are material to RAI’s results of operations and financial position for the periods presented in this report. The discussion and analysis of RAI’s results of operations is presented in two comparative sections, 2013 compared with 2012, and 2012 compared with 2011. Disclosures related to liquidity and financial position complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial position and results of operations in conjunction with the consolidated financial statements and the related notes in Item 8, as of December 31, 2013 and 2012, and for each of the years in the three-year period ended December 31, 2013.

Overview and Business Initiatives

RAI’s reportable operating segments are RJR Tobacco, American Snuff and Santa Fe. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The American Snuff segment consists of the primary operations of American Snuff Co. and, prior to its sale, Lane. The Santa Fe segment consists of the primary operations of SFNTC. Niconovum AB, Niconovum USA, Inc. and RJR Vapor, among other RAI subsidiaries, are included in All Other. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI. For net sales and operating income attributable to each segment, see Item 8, note 15 to consolidated financial statements.

RAI’s strategy is focused on transforming tobacco in anticipation of shifts in consumer preferences to deliver sustainable earnings growth, strong cash flow and enhanced long-term shareholder value. This transformation strategy includes growing the core cigarette business, moist-snuff business and focusing on innovation, while maintaining efficient and effective operations.

To achieve its strategy, RAI encourages the migration of adult smokers to smoke-free tobacco products and other products, which it believes aligns consumer preferences for new alternatives to traditional tobacco products in view of societal pressure to reduce public smoking. RAI’s operating companies facilitate this migration through innovation, including the development of CAMEL Snus, heat-not-burn cigarettes, digital vapor cigarettes and nicotine replacement therapy technologies. RAI remains committed to maintaining high standards of corporate governance and business conduct in a high performing culture.

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

RJR Tobacco’s cigarette brand portfolio strategy is based upon three brand categories: growth, support and non-support. The growth brands consist of a premium brand, CAMEL, and the largest traditional value brand, PALL MALL. Although both of these brands are managed for long-term market share and profit growth, CAMEL will continue to receive the most significant equity support. The support brands include four premium brands, WINSTON, KOOL, SALEM and CAPRI, and two value brands, DORAL and MISTY, all of which receive limited marketing support. The non-support brands, consisting of all other brands, are managed to maximize near-term profitability. The key objectives of the portfolio strategy are designed to focus on the long-term market share growth of the growth brands while managing the support brands for long-term sustainability and profitability. Consistent with that strategy, RJR Tobacco continues to evaluate for potential elimination some of its non-core cigarette styles as well as private-label cigarette brands.

RJR Tobacco’s portfolio includes CAMEL Snus, a modern smoke-free tobacco product that focuses on long-term growth. CAMEL Snus is heat-treated tobacco in individual pouches that provides convenient tobacco consumption.

Competition is based primarily on brand positioning, including price, product attributes and packaging, consumer loyalty, promotions, advertising and retail presence as well as finding efficient and effective means of balancing market share and profit growth. Cigarette brands produced by the major manufacturers generally require competitive pricing, substantial marketing support, retail programs and other incentives to maintain or improve market position or to introduce a new brand or brand style.

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

American Snuff

American Snuff offers a range of differentiated smokeless tobacco products to adult tobacco consumers, primarily moist snuff. The moist snuff category is divided into premium and price-value brands. The moist snuff category has developed many of the characteristics of the larger, cigarette market, including multiple pricing tiers with intense competition, focused marketing programs and significant product innovation.

In contrast to the declining U.S. cigarette market, U.S. moist snuff retail volumes grew approximately 5% in 2013. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both.

American Snuff faces significant competition in the smokeless tobacco category. Similar to the cigarette market, competition is based primarily on brand positioning and price, as well as product attributes and packaging, consumer loyalty, promotions, advertising and retail presence.

Santa Fe

Santa Fe competes in the U.S. cigarette market with its NATURAL AMERICAN SPIRIT brand, which is the leading super-premium cigarette brand. It is priced higher than most other competitive brands, and is differentiated from key competitors through its use of all natural, additive-free tobacco, including styles made with organic tobacco. Competition in the cigarette category is based primarily on brand positioning, including price, product attributes and packaging, consumer loyalty, promotions, advertising and retail presence.

All Other

RAI’s subsidiary, Niconovum AB, is a marketer of nicotine replacement therapy products in Sweden under the ZONNIC brand name. RAI’s subsidiary, Niconovum USA, Inc., has entered into its first lead market in Iowa with ZONNIC, a nicotine replacement therapy gum, and recently introduced two new styles of ZONNIC into the lead market. Another RAI subsidiary, RJR Vapor, expanded the distribution of VUSE digital vapor cigarettes to retail outlets throughout Colorado in the third quarter of 2013. RJR Vapor is expanding VUSE into Utah in the first quarter of 2014, and a national expansion is planned for VUSE during 2014. VUSE’s innovative digital technology is designed to deliver a consistent flavor and vapor experience.

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

RAI and its subsidiaries believe that they have valid bases for appeal of adverse verdicts against them and believe they have valid defenses to all actions, and they intend to defend all actions vigorously. RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, or the loss of any particular claim concerning the use of smokeless tobacco products against American Snuff Co., when viewed on an individual basis, is not probable or estimable, except for nine Engle Progeny cases described in “— Litigation Affecting the Cigarette Industry — Overview” in Item 8, note 11 to consolidated financial statements.

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

For further discussion of the litigation and legal proceedings pending against RAI or its affiliates or indemnitees, see Item 8, note 11 to consolidated financial statements.

State Settlement Agreements

RJR Tobacco and Santa Fe are participants in the MSA, and RJR Tobacco is a participant in the other state settlement agreements. Their obligations and the related expense charges under these agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges to RJR Tobacco and Santa Fe under these agreements is recorded in cost of products sold as the products are shipped. Included in these adjustments is an NPM Adjustment that potentially reduces the annual payment obligation of RJR Tobacco, SFNTC and other PMs. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated. American Snuff Co. is not a participant in the State Settlement Agreements. For more information related to historical and expected settlement expenses and payments under the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements — Enforcement and Validity; Adjustments” in Item 8, note 11 to consolidated financial statements.

Pension and Postretirement Benefits

RAI sponsors a number of non-contributory defined benefit pension plans covering most of the employees of RAI and certain of its subsidiaries, and also provides certain health and life insurance benefits for most of their retired employees and their dependents. These benefits are generally no longer provided to employees hired on or after January 1, 2004. For additional information relating to pension and postretirement benefits, see Item 8, note 14 to consolidated financial statements.

Because pension and other postretirement obligations ultimately will be settled in future periods, the determination of annual expense and liabilities is subject to estimates and assumptions. RAI reviews these assumptions annually based on historical experience and expected future trends or coincidental with a major event and modifies them as needed. Demographic assumptions such as termination of employment, mortality or retirement are reviewed periodically as expectations change.

Actuarial gains or losses are changes in the amount of either the benefit obligation or the fair value of plan assets resulting from experience different from that assumed or from changes in assumptions. RAI immediately recognizes actuarial gains and losses in its operating results in the year in which they occur, to the extent such gains and losses are in excess of 10% of the greater of the fair value of the plan assets or the plan’s benefit obligation, referred to as the corridor. Actuarial gains and losses outside the corridor are recognized annually as of December 31, or when the plans are remeasured during an interim period, and are recorded as a mark-to-market adjustment, referred to as an MTM adjustment. Additionally, for the purpose of calculating the expected return on plan assets, RAI uses the actual fair value of plan assets.

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

Actual results have varied from actuarial assumptions. In particular, pension and postretirement obligations are impacted by changes in the discount rates. These changes can result in gains or losses to other comprehensive loss. The Pension Protection Act of 2006 may require additional cash funding of the pension obligations in the future.

The most critical assumptions and their sensitivity to change are presented below:

Assumed asset return and discount rates have a significant effect on the amounts reported for the benefit plans. A one-percentage point change in the assumed discount rate for the pension plans and other postretirement plans would have had the following effects, excluding any potential MTM adjustments:

	1-Percentage Point Increase		1-Percentage Point Decrease
	Pension Plans	Postretirement Plans	Pension Plans	Postretirement Plans
Effect on 2013 net periodic benefit cost	$25	$6	$(33)	$(8)
Effect on December 31, 2013, projected benefit obligation and accumulated postretirement benefit obligation	(527)	(101)	633	120

A one-percentage point change in assumed asset return would have had the following effects:

	1-Percentage Point Increase		1-Percentage Point Decrease
	Pension Plans	Postretirement Plans	Pension Plans	Postretirement Plans
Effect on 2013 net periodic benefit cost	$(53)	$(2)	$53	$2

Intangible Assets

Intangible assets include goodwill, trademarks and other intangible assets. The determination of fair value involves considerable estimates and judgment. For goodwill, the determination of fair value of a reporting unit involves, among other things, RAI’s market capitalization, and application of the income approach, which includes developing forecasts of future cash flows and determining an appropriate discount rate. If goodwill impairment is implied, the fair values of individual assets and liabilities, including unrecorded intangibles, must be determined. RAI believes it has based its goodwill impairment testing on reasonable estimates and assumptions, and during the annual testing in the fourth quarter of 2013, the estimated fair value of each of RAI’s reporting units was substantially in excess of its respective carrying value.

Trademarks and other intangible assets with indefinite lives also are tested for impairment annually, in the fourth quarter. The aggregate fair value of RAI’s operating units’ trademarks and other intangible assets was substantially in excess of their aggregate carrying value. However, the individual fair values of seven trademarks were less than 15% in excess of their respective carrying values. The aggregate carrying value of these seven trademarks was $460 million at December 31, 2013.

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

The financial statements reflect management’s best estimate of RAI’s current and deferred tax liabilities and assets. Future events, including, but not limited to, additional resolutions with taxing authorities, could have an impact on RAI’s current estimate of tax liabilities, realization of tax assets and effective income tax rate. See Item 8, note 8 to consolidated financial statements for additional information on income taxes.

Recently Issued and Adopted Accounting Pronouncements

For information relating to recently issued and adopted accounting guidance, see Item 8, note 1 to consolidated financial statements.

Results of Operations

	For the Twelve Months Ended December 31,
	2013	2012	% Change	2011	% Change
Net sales:(1)
RJR Tobacco	$6,728	$6,960	(3.3)%	$7,317	(4.9)%
American Snuff	745	681	9.4%	648	5.1%
Santa Fe	572	486	17.7%	416	16.8%
All other	191	177	7.9%	160	10.6%

Net sales	8,236	8,304	(0.8)%	8,541	(2.8)%
Cost of products sold(1)(2)	3,678	4,321	(14.9)%	4,464	(3.2)%
Selling, general and administrative expenses	1,389	1,470	(5.5)%	1,606	(8.5)%
Amortization expense	5	21	(76.2)%	24	(12.5)%
Restructuring charge	—	149	NM (3)	—	NM (3)
Trademark and other intangible asset impairment charges	32	129	(75.2)%	48	NM (3)
Operating income (loss):
RJR Tobacco	2,587	1,735	49.1%	1,958	(11.4)%
American Snuff	420	374	12.3%	331	13.0%
Santa Fe	280	237	18.1%	186	27.4%
All other	(70)	(36)	(94.4)%	18	NM (3)
Corporate expense	(85)	(96)	11.5%	(94)	(2.1)%

	$3,132	$2,214	41.5%	$2,399	(7.7)%

(1)	Excludes excise taxes of:

	2013	2012	2011
RJR Tobacco	$3,231	$3,467	$3,672
American Snuff	52	50	57
Santa Fe	193	169	154
All other	254	237	224

	$3,730	$3,923	$4,107

(2)	See below for further information related to State Settlement Agreements, federal tobacco buyout and FDA expense included in cost of products sold.

(3)	Percentage change not meaningful.

In the following discussion, the amounts presented in the operating companies’ shipment volume and share tables are rounded on an individual basis and, accordingly, may not sum in the aggregate. Percentages are calculated on unrounded numbers.

2013 Compared with 2012

RJR Tobacco

Net Sales

Domestic cigarette shipment volume, in billions of units, for RJR Tobacco and the industry, was as follows:

	For the Twelve Months Ended December 31,
	2013	2012	% Change
RJR Tobacco:
Growth brands:
CAMEL	20.9	21.2	(1.4)%
PALL MALL	21.3	21.9	(2.7)%

	42.2	43.1	(2.0)%
Other	22.0	25.8	(14.8)%

Total RJR Tobacco domestic cigarette shipment volume	64.2	68.9	(6.8)%

Total premium	37.2	39.8	(6.6)%
Total value	27.0	29.1	(7.1)%
Premium/Total mix	58.0%	57.8%
Industry(1):
Premium	194.7	202.6	(3.9)%
Value	78.6	83.9	(6.3)%

Total industry domestic cigarette shipment volume	273.3	286.5	(4.6)%

Premium/Total mix	71.2%	70.7%

(1)	Based on information from MSAi.

RJR Tobacco’s net sales are dependent upon its cigarette shipment volume in a declining market, premium versus value-brand mix and list pricing, offset by promotional spending, trade incentives and federal excise taxes.

RJR Tobacco’s net sales for the year ended December 31, 2013, decreased from the year ended December 31, 2012, primarily due to $457 million attributable to lower domestic cigarette volume and $57 million attributable to unfavorable premium-to-value mix, partially offset by higher net pricing of $291 million.

The shares of RJR Tobacco’s cigarette brands as a percentage of total share of U.S. retail cigarette sales, based on data collected by IRI/Capstone, and processed and managed by MSAi(1), were as follows:

	For the Twelve Months Ended December 31,
	2013	2012	Share Point Change
Growth brands:
CAMEL	8.8%	8.5%	0.3
PALL MALL	9.0%	8.6%	0.4

Total growth brands	17.8%	17.1%	0.7
Other	8.3%	9.4%	(1.1)

Total RJR Tobacco domestic cigarette retail share of market	26.0%	26.5%	(0.4)

(1)

Retail share of U.S. cigarette sales data is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by IRI/Capstone as being a precise measurement of actual market share because IRI/Capstone uses a sample methodology that does not track all volume and trade channels. Accordingly, the retail share of the U.S. cigarette market of RJR Tobacco and its brands as reported by IRI/Capstone may overstate or understate their actual market share. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

The retail share of market of CAMEL, at 8.8 share points, increased in 2013 compared with 2012, in spite of significant competitive activity.

CAMEL’s cigarette market share continued to be favorably impacted by its innovative capsule technology offered in CAMEL Crush and CAMEL menthol styles. CAMEL Crush styles provide adult smokers the choice of switching from non-menthol to menthol; CAMEL menthol styles allow adult smokers to choose the level of menthol flavor on demand. CAMEL’s menthol market share at December 31, 2013, including CAMEL Crush, increased 0.4 percentage points to 3.4 percent.

CAMEL Snus, a smoke-free tobacco product, continues to lead the growing U.S. snus category with market share of nearly 80%. CAMEL Snus continued to maintain steady growth in 2013. CAMEL Snus broadened its portfolio in the third quarter of 2013 with the national expansion of Frost Large.

PALL MALL, a product that offers a high quality, longer-lasting cigarette at a value price, continues to attract interest from adult tobacco consumers. PALL MALL’s 2013 market share of 9.0% was up compared with the prior-year period despite continued competitive pressure. The expansion of PALL MALL’s menthol portfolio is providing the brand incremental growth.

The combined share of market of RJR Tobacco’s growth brands during 2013 showed improvement over 2012. RJR Tobacco’s total cigarette market share declined from the prior year, mainly driven by losses on the company’s support and non-support brands, consistent with its strategy of focusing on growth brands.

Operating Income

RJR Tobacco’s operating income for the year ended December 31, 2013, increased from the year ended December 31, 2012, due to the favorable impact of certain partial NPM Adjustments of $478 million and higher net cigarette pricing, offset by lower cigarette volume. In addition, RJR Tobacco incurred a restructuring charge of $138 million and a MTM adjustment of $300 million in 2012.

RJR Tobacco’s expense under the State Settlement Agreements, federal tobacco quota buyout and FDA user fees, included in cost of products sold, are detailed in the schedule below:

	For the Twelve Months Ended December 31,
	2013	2012
State Settlement Agreements	$1,724	$2,286
Federal tobacco quota buyout	196	206
FDA user fees	119	115

Expenses under the State Settlement Agreements are expected to be approximately $1.9 billion in 2014, subject to adjustment for changes in volume and other factors. Pursuant to the Term Sheet, RJR Tobacco will receive credits with respect to its NPM Adjustment claims for the period from 2003 through 2012. These credits will be applied against annual payments under the MSA over a five-year period, which commenced with the April 2013 MSA payment. RJR Tobacco’s MSA expenses were reduced by $217 million for the year ended December 31, 2013. This includes the credit that reduced the April 2013 MSA payment by $202 million and future MSA payments by $15 million for the two additional states that signed the Term Sheet during May 2013.

In addition, for the year ended December 31, 2013, RJR Tobacco recognized additional credits of $261 million. RJR Tobacco will recognize additional credits in 2014 through 2016, subject to meeting the various performance obligations associated with the Term Sheet.

For additional information, see “— Cost of Products Sold” in Item 8, note 1 and “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements — Enforcement and Validity; Adjustments” in Item 8, note 11 to consolidated financial statements.

Expense for the federal tobacco quota buyout is expected to be approximately $145 million to $155 million in 2014. Expenses for FDA user fees are expected to be approximately $120 million to $130 million in 2014. For additional information, see “— Tobacco Buyout Legislation” in Item 8, note 11 to consolidated financial statements and “— Governmental Activity” below.

Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. For the years ended December 31, 2013 and 2012, RJR Tobacco’s product liability defense costs were $160 million and $155 million, respectively.

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

Numerous factors affect product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial, that is, with active discovery and motions practice. See “— Litigation Affecting the Cigarette Industry — Overview — Introduction” in Item 8, note 11 to consolidated financial statements for detailed information regarding the number and type of cases pending, and “— Litigation Affecting the Cigarette Industry — Overview — Scheduled Trials” in Item 8, note 11 to consolidated financial statements for detailed information regarding the number and nature of cases in trial and scheduled for trial through December 31, 2014.

RJR Tobacco expects that the factors described above will continue to have the primary impact on its product liability defense costs in the future. Given the level of activity in RJR Tobacco’s pending cases, including the number of cases in trial and scheduled for trial, particularly with respect to the Engle Progeny cases, RJR Tobacco’s product liability defense costs continue to remain at a high level. See “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in Item 8, note 11 to consolidated financial statements for additional information.

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

American Snuff

Net Sales

The moist snuff shipment volume, in millions of cans, for American Snuff was as follows:

	For the Twelve Months Ended December 31,
	2013	2012	% Change
GRIZZLY	419.3	389.2	7.7%
Other	46.5	48.0	(3.0)%

Total American Snuff moist snuff shipment volume	465.8	437.1	6.5%

American Snuff’s net sales for the year ended December 31, 2013, increased compared with the prior-year period primarily due to higher net pricing and higher moist snuff volume.

Moist snuff has been the key driver to American Snuff’s overall growth and profitability within the U.S. smokeless tobacco market. Moist snuff accounted for approximately 88% of American Snuff’s revenue in 2013 and approximately 86% in 2012. U.S. moist snuff industry retail shipment volume grew by approximately 5% in 2013 compared with 2012.

The shares of American Snuff’s moist snuff brands as a percentage of total share of U.S. retail moist snuff sales according to IRI/Capstone(1) were as follows:

	For the Twelve Months Ended December 31,
	2013	2012	Share Point Change
GRIZZLY	30.1%	29.0%	1.2
Other	3.1%	3.4%	(0.3)

Total American Snuff moist snuff retail share of market	33.2%	32.4%	0.8

(1)

Retail share of U.S. moist snuff sales data is included in this document because it is used by American Snuff primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by IRI/Capstone as being a precise measurement of actual market share because IRI/Capstone uses a sample methodology that does not track all volume and trade channels.

GRIZZLY, the leading U.S. moist snuff brand, grew 1.2 share points in 2013. GRIZZLY’s increase in full-year shipment volume was driven by growth in the wintergreen and pouch offerings. In January 2014, American Snuff expanded the distribution of GRIZZLY Wide Cut Wintergreen nationwide. The wider cut offers adult smokeless tobacco consumers a bold long-lasting wintergreen flavor and easy packing.

Operating Income

American Snuff’s operating income for the year ended December 31, 2013, increased compared to the prior-year period primarily due to higher net pricing and higher moist snuff volume.

Santa Fe

Net Sales

Domestic cigarette shipment volume, in billions of units for Santa Fe, was as follows:

	For the Twelve Months Ended December 31,
	2013	2012	% Change
NATURAL AMERICAN SPIRIT	3.6	3.1	15.1%

Santa Fe’s net sales for the year ended December 31, 2013, increased over 2012 primarily due to higher volume. Additionally, the cigarette shipment volume in 2012 was negatively impacted by Santa Fe’s shift to a more efficient integrated supply chain. This shift resulted in a one-time reduction of wholesale inventory levels.

The shares of Santa Fe’s NATURAL AMERICAN SPIRIT as a percentage of total share of U.S. retail cigarette sales according to data from IRI/Capstone(1) were as follows:

	For the Twelve Months Ended December 31,
	2013	2012	Share Point Change
NATURAL AMERICAN SPIRIT	1.4%	1.2%	0.2

(1)

Retail share of U.S. cigarette sales data is included in this document because it is used by Santa Fe primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by IRI/Capstone as being a precise measurement of actual market share because IRI/Capstone uses a sample methodology that does not track all volume and trade channels. Accordingly, the retail share of the U.S. cigarette market of Santa Fe’s NATURAL AMERICAN SPIRIT as reported by IRI/Capstone may overstate or understate its actual market share. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

Operating Income

Santa Fe’s operating income for the year ended December 31, 2013, increased as compared with the prior-year period primarily due to higher volume.

Santa Fe’s expense under the MSA, federal tobacco quota buyout and FDA user fees, included in cost of products sold, are detailed in the schedule below:

	For the Twelve Months Ended December 31,
	2013	2012
MSA	$92	$80
Federal tobacco quota buyout	11	9
FDA user fees	7	5

Expenses under the MSA are expected to be approximately $110 million to $120 million in 2014, subject to adjustment for changes in volume and other factors. Pursuant to the Term Sheet, SFNTC will receive credits with respect to its NPM Adjustment claims for the period from 2003 to 2012. Santa Fe’s expenses for the MSA were reduced by $2 million for the year ended December 31, 2013, including the credit that reduced the April 2013 MSA payment by $2 million and future MSA payments by an insignificant amount for the two additional states that signed the Term Sheet during May 2013.

In addition, for the year ended December 31, 2013, Santa Fe recognized additional credits of $3 million. Santa Fe will recognize additional credits in 2014 through 2016, subject to meeting the various performance obligations associated with the Term Sheet.

For additional information, see “— Cost of Products Sold” in Item 8, note 1 and “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements — Enforcement and Validity; Adjustments” in Item 8, note 11 to consolidated financial statements.

All Other

RAI’s subsidiary, Niconovum AB, is a marketer of nicotine replacement therapy products in Sweden under the ZONNIC brand name. RAI’s subsidiary, Niconovum USA, Inc., has entered into its first lead market in Iowa with ZONNIC, a nicotine replacement therapy gum, and recently introduced two new styles of ZONNIC into the lead market. Another RAI subsidiary, RJR Vapor, expanded the distribution of VUSE digital vapor cigarettes to retail outlets throughout Colorado in the third quarter of 2013. RJR Vapor is expanding VUSE into Utah in the first quarter of 2014, and a national expansion is planned for VUSE during 2014. VUSE is a highly differentiated product with innovative digital technology designed to deliver a consistent flavor and vapor experience.

During the fourth quarter of 2012, Niconovum AB recorded an impairment charge of $47 million, reflecting a change in the use of other intangible assets.

RAI Consolidated

Interest and debt expense for the year ended December 31, 2013, increased $25 million from the comparable prior year, primarily due to higher average debt balances during 2013, partially offset by lower interest rates.

Other expense, net for the year ended December 31, 2013, increased $103 million from the comparable prior year, primarily due to a loss on the early extinguishment of debt in the fourth quarter of 2013.

Restructuring costs of $149 million were recorded in 2012, and $92 million had been utilized as of December 31, 2013. Accordingly, in the consolidated balance sheet as of December 31, 2013, $19 million was included in other current liabilities and $38 million was included in other noncurrent liabilities.

Provision for income taxes reflected an effective rate of 37.3%, for the year ended December 31, 2013, compared with an effective rate of 34.9%, for the year ended December 31, 2012. The effective tax rate for the year ended December 31, 2013, was unfavorably impacted by an increase in tax attributable to a decrease in the domestic production activities deduction of the American Jobs Creation Act of 2004. The effective tax rate for the year ended December 31, 2012, was favorably impacted by a decrease in tax attributable to the reversal of tax reserves and interest related to various state statute expirations. The effective tax rate for each period differed from the federal statutory rate of 35% due to the impact of state taxes and certain nondeductible items, offset by the favorable impact of the domestic production activities deduction.

RAI expects its effective tax rate to be between 37% and 38% in 2014.

2012 Compared with 2011

RJR Tobacco

Net Sales

Domestic cigarette shipment volume, in billions of units for RJR Tobacco and the industry, was as follows:

	For the Twelve Months Ended December 31,
	2012	2011	% Change
RJR Tobacco:
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

(1)

Retail share of U.S. cigarette sales data is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by IRI/Capstone as being a precise measurement of actual market share because IRI/Capstone uses a sample methodology that does not track all volume and trade channels. Accordingly, the retail share of the U.S. cigarette market of RJR Tobacco and its brands as reported by IRI/Capstone may overstate or understate their actual market share. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

The retail share of market of CAMEL, at 8.5 share points, remained stable in 2012 compared with 2011. In addition to a significant level of competitive line extensions and promotional support, the market continued to be challenging for premium-priced products.

CAMEL’s cigarette market share continued to be favorably impacted by its menthol styles. CAMEL’s menthol market share at December 31, 2012, including CAMEL Crush, increased 0.5 percentage points to 3.0 percent.

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

The combined share of market of RJR Tobacco’s growth brands during 2012 showed improvement over 2011. RJR Tobacco’s total cigarette market share declined slightly from the prior year, mainly driven by losses on the company’s non-focus value brands.

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

The shares of American Snuff’s moist snuff brands as a percentage of total share of U.S. retail moist snuff sales according to IRI/Capstone(1) were as follows:

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

You should not rely on the market share data reported by IRI/Capstone as being a precise measurement of actual market share because IRI/Capstone uses a sample methodology that does not track all volume and trade channels.

GRIZZLY’s market share of moist snuff shipments in 2012 increased compared with 2011. Retail contracts introduced in the first quarter of 2011, and support from RJR Tobacco’s larger field trade marketing organization, through a services agreement, continue to benefit GRIZZLY’s market performance, strengthening product distribution and retail presence. Additionally, GRIZZLY benefited from activities to build the brand’s equity.

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

(1)

Retail share of U.S. cigarette sales data is included in this document because it is used by Santa Fe primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by IRI/Capstone as being a precise measurement of actual market share because IRI/Capstone uses a sample methodology that does not track all volume and trade channels. Accordingly, the retail share of the U.S. cigarette market of Santa Fe’s NATURAL AMERICAN SPIRIT as reported by IRI/Capstone may overstate or understate its actual market share. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

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

All Other

During the fourth quarter of 2012, Niconovum AB recorded an impairment charge of $47 million, reflecting a change in the use of other intangible assets.

RAI Consolidated

Interest and debt expense for the year ended December 31, 2012, increased $13 million from the comparable prior year, primarily due to higher debt balances during 2012.

Restructuring costs of $149 million were recorded during the first quarter of 2012. RAI and its subsidiaries, RJR Tobacco and RAISC, completed a business analysis designed to identify resources to reinvest in their businesses. As a result of this initiative, the total U.S. workforce of RAI and its subsidiaries will decline by a net of approximately 10% upon the completion of the restructuring by the end of 2015. Job eliminations, a majority of which were voluntary, during that period will be partially offset by the hiring of new employees as and where needed.

Under existing severance plans, $111 million of severance, benefits and related costs and $38 million of pension-related benefits comprised this restructuring charge. As of December 31, 2012, $78 million had been utilized. Accordingly, in the consolidated balance sheet as of December 31, 2012, $15 million was included in other current liabilities and $56 million was included in other noncurrent liabilities. Cost savings related to the restructuring were approximately $25 million during 2012 and are expected to increase to approximately $70 million in 2015.

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

RAI’s operating companies monitored the liquidity of key suppliers and customers throughout 2013, and where liquidity concerns were identified, appropriate contingency plans were developed. To date, no business interruptions have occurred caused by key supplier liquidity, and no liquidity issues were identified involving significant customers.

RAI’s excess cash may be invested in money market funds, commercial paper, U.S. treasuries, U.S. government agencies and time deposits in major institutions to minimize risk. At present, RAI primarily invests cash in U.S. treasuries.

As of December 31, 2013, R.J. Reynolds Tobacco C.V., an indirect wholly owned subsidiary of RAI, held approximately 72 million euros in a euro government liquidity fund, included in cash and cash equivalents in RAI’s consolidated balance sheet. Approximately 55% of the fund is comprised of repurchase agreements with financial institutions that are collateralized by sovereign debt of approved countries. The fund has investments in sovereign debt of Austria, Belgium, Finland, France, Germany and the Netherlands. The average maturity of the fund was 11 days as of December 31, 2013. RAI’s management believes that this cash equivalent is not reasonably likely to have a material impact on RAI’s liquidity or results of operations. RAI has no hedge in place with respect to this exposure.

As of December 31, 2013, RAI held investments primarily in auction rate securities and a mortgage-backed security totaling $89 million. Adverse changes in financial markets caused the auction rate securities and the mortgage-backed security to revalue lower than carrying value and become less liquid. The auction rate securities and mortgage-backed security will not become liquid until a successful auction occurs or a buyer is found. RAI intends, and has the ability, to hold these auction rate securities and the mortgage-backed security for a period of time sufficient to allow for sale, redemption or anticipated recovery in fair value.

On February 28, 2011, RAI completed the sale of all of the capital stock of Lane and certain other assets related to the Lane operations to STG for net proceeds of $202 million in cash. Lane’s results of operations were included through February 28, 2011, in income from operations in the American Snuff segment.

Contractual obligations as of December 31, 2013, were as follows:

	Payments Due by Period
	Total	Less than 1 Year-2014	1-3 Years 2015-2016	4-5 Years 2017-2018	Thereafter
Long-term notes, exclusive of interest(1)	$5,050	$—	$450	$950	$3,650
Interest payments related to long-term notes(1)	4,009	248	491	405	2,865
Operating leases(2)	68	22	31	14	1
Non-qualified pension obligations(3)	95	9	18	19	49
Postretirement benefit obligations(3)	543	65	118	113	247
Qualified pension funding(3)	100	100
Purchase obligations(4)	244	167	76	1	—
Other noncurrent liabilities(5)	84	N/A	60	6	18
State Settlement Agreements’ obligations(6)	10,100	2,100	4,000	4,000
Gross unrecognized income tax benefit(7)	62
Federal tobacco buyout obligations(8)	220	220	—	—	—
FDA user fee(9)	750	140	290	320

Total cash obligations	$21,325	$3,071	$5,534	$5,828	$6,830

(1)	For more information about RAI’s long-term notes, see Item 8, note 10 to consolidated financial statements.

(2)

Operating lease obligations represent estimated lease payments primarily related to office space, automobiles, warehouse space and computer equipment. See Item 8, note 11 to consolidated financial statements for additional information.

(3)

For more information about RAI’s pension plans and postretirement benefits, see Item 8, note 14 to consolidated financial statements. Non-qualified pension and postretirement benefit obligations captioned under “Thereafter” include obligations during the next five years only. These obligations are not reasonably estimable beyond ten years. Qualified pension plan funding is based on the Pension Protection Act of 2006 and tax deductibility and is not reasonably estimable beyond one year.

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

(5)

Other noncurrent liabilities primarily include long-term disability insurance and bonus compensation. Certain other noncurrent liabilities are excluded from the table above, for which timing of payments are not estimable.

(6)

State Settlement Agreements’ obligation amounts in the aggregate beyond five years are not presented as these are obligations into perpetuity. For more information about the State Settlement Agreements, see Item 8, note 11 to consolidated financial statements.

(7)

For more information on gross unrecognized income tax benefits, see Item 8, note 8 to consolidated financial statements. Due to inherent uncertainties regarding the timing of payment of these amounts, RAI cannot reasonably estimate the payment period.

(8)	For more information about the federal tobacco buyout legislation, see “— Governmental Activity” below and Item 8, note 11 to consolidated financial statements.

(9)

FDA user fee obligation amounts in the aggregate beyond five years are not presented as these are obligations that extend beyond ten years. For more information about FDA user fees, see Item 8, note 11 to consolidated financial statements.

Commitments as of December 31, 2013, were as follows:

	Commitment Expiration Period
	Total	Less than 1 Year
Standby letters of credit backed by revolving credit facility	$6	$6

Cash Flows

2013 Compared with 2012

Net cash flows from operating activities decreased $260 million in 2013, compared with 2012. This change was driven primarily by the impact associated with tobacco settlements, which includes the partial settlement of certain NPM Adjustment claims, offset by higher net income in 2013.

Net cash flows used in investing activities increased $59 million in 2013, compared with 2012, driven primarily by higher capital expenditures in 2013.

Net cash flows used in financing activities increased $1,236 million in 2013, compared with 2012. This change was primarily the result of lower proceeds from the issuance of long-term debt and payments related to the early extinguishment of debt in 2013, partially offset by lower share repurchases in 2013.

2012 Compared with 2011

Net cash flows from operating activities increased $148 million in 2012, compared with 2011. This change was driven primarily by favorable accounts payable changes and lower pension contributions in 2012, partially offset by unfavorable changes in inventory and higher income tax payments and interest paid in 2012.

Net cash flows from investing activities decreased $114 million in 2012, compared with 2011, primarily due to proceeds from the sale of the Lane business during 2011, partially offset by higher capital expenditures for American Snuff’s facility expansion projects in 2011.

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

As of December 31, 2013, the principal amount of RAI’s outstanding notes was $5.1 billion, with maturity dates ranging from 2015 to 2043. RAI, at its option, may redeem any or all of its outstanding notes, in whole or in part at any time, subject to the payment of a make-whole premium.

In September 2013, RAI completed the sale of $1.1 billion in aggregate principal amount of senior notes, consisting of $550 million 4.85% notes due September 15, 2023, and $550 million 6.15% notes due September 15, 2043. The proceeds were used in October 2013 to redeem the $200 million outstanding principal amount of its 7.30% notes due in 2015, and the $775 million outstanding principal amount of its 7.625% notes due in 2016. A loss of $124 million on the early extinguishment was recorded in the fourth quarter of 2013 and included in other expense, net in the consolidated statements of income.

See Item 8, note 10 to consolidated financial statements for additional information on long-term debt.

Credit Agreement

On October 8, 2013, RAI entered into a credit agreement, referred to as the New Credit Agreement, with a syndicate of lenders, providing for a four-year $1.35 billion senior unsecured revolving credit facility, which may be increased to $1.6 billion at the discretion of the lenders upon the request of RAI. The New Credit Agreement replaced RAI’s previous $750 million revolving credit facility, which would have matured on July 29, 2015. Certain of RAI’s subsidiaries, including its Material Subsidiaries, as such term is defined in the New Credit Agreement, have guaranteed, on an unsecured basis, RAI’s obligations under the New Credit Agreement. At December 31, 2013, RAI had no borrowings outstanding under the New Credit Agreement.

Lenders and their respective commitments in the New Credit Agreement, which are several, not joint, commitments, are listed below:

Lender	Commitment
Citibank, N.A.	$112.00
Credit Suisse AG, Cayman Islands Branch	112.00
Fifth Third Bank	112.00
Goldman Sachs Bank USA	112.00
JP Morgan Chase Bank, N.A.	112.00
Mizuho Bank, Ltd.	112.00
Royal Bank of Canada	112.00
Scotiabanc Inc.	56.00
The Bank of Nova Scotia	56.00
Wells Fargo Bank, National Association	89.00
AgFirst Farm Credit Bank	75.00
Farm Credit Bank of Texas	75.00
The Bank of New York Mellon	65.00
Northern Trust Company	50.00
PNC Bank, National Association	50.00
United FCS, PCA	50.00

$1,350.00

See Item 8, note 9 to consolidated financial statements for additional information on the New Credit Agreement.

Term Loan

On March 15, 2013, RAI entered into a term loan, referred to as the Term Loan, with a syndicate of lenders, providing for an unsecured delayed draw term loan facility, with a maximum borrowing capacity of up to $500 million and a maturity date of December 27, 2013. In the second quarter of 2013, RAI borrowed the entire $500 million under the Term Loan. RAI repaid the Term Loan in 2013.

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

RAI and its affiliates were in compliance with all covenants and restrictions imposed by RAI’s indebtedness for the year ended December 31, 2013.

Dividends

RAI’s board of directors declared a quarterly cash dividend of $0.67 per common share, effective February 10, 2014. The dividend will be paid on April 1, 2014, to shareholders of record as of March 10, 2014. On an annualized basis, the dividend rate is $2.68 per common share. The current dividend reflects RAI’s policy of paying dividends to the holders of RAI common stock in an aggregate amount that is approximately 80% of RAI’s annual consolidated net income.

Stock Repurchases

On November 14, 2011, the board of directors of RAI authorized the repurchase, from time to time on or before mid-2014, of up to $2.5 billion of outstanding shares of RAI common stock in open-market or privately negotiated transactions.

During 2013, under the above-described share repurchase program, RAI repurchased and cancelled 15,917,174 shares for $750 million, resulting in total repurchases of 47,638,044 shares for $2.1 billion as of December 31, 2013. RAI repurchased and cancelled an additional 1,105,872 shares of RAI common stock for $54 million through January 29, 2014, under the above share repurchase program. Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares are cancelled at the time of repurchase.

Additionally, during 2013, at a cost of $25 million, RAI purchased 574,383 shares that were forfeited and cancelled with respect to tax liabilities associated with restricted stock units vesting under the Omnibus Plan.

See Item 8, note 12 to consolidated financial statements for additional information on stock repurchases.

Capital Expenditures

RAI’s operating subsidiaries recorded cash capital expenditures of $153 million, $88 million and $190 million in 2013, 2012 and 2011, respectively. Of the 2013 amount, $55 million related to RJR Tobacco,

$15 million related to American Snuff and $2 million related to Santa Fe. During 2014, capital expenditures, primarily on non-discretionary business requirements, are planned to be $60 million to $70 million for RJR Tobacco, $15 million to $25 million for American Snuff and $5 million to $10 million for Santa Fe. In 2014, RAI’s other operating subsidiaries plan to make additional investments to support expansion of the VUSE digital vapor cigarette. Capital expenditures are funded primarily by cash flows from operations. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of December 31, 2013.

Retirement Benefits

RAI assessed the asset allocation and investment strategy of its pension plans and is phasing in appropriate changes to balance funded status, interest rate risk and asset returns. These changes will reduce the pension fund’s exposure to equities and increase exposure to fixed income. As a result of changes to the asset allocation and investment strategy, RAI’s expected long-term return on pension assets, referred to as the ELTRA, was 6.70% in 2013, 7.00% in 2012 and will be 7.15% in 2014. Asset performance and the discount rate may impact the funded status of RAI’s pension plans. As a result, to improve the funded status, RAI contributed $60 million to the pension assets in 2013.

In 2014, RAI plans to contribute $109 million to its pension plans and $70 million to its postretirement plans.

Income Taxes

At December 31, 2013, RAI had a net deferred tax liability of $40 million.

RAI has determined that a valuation allowance of $36 million is required to fully offset a deferred tax asset related to the federal capital loss carryforward resulting from the sale of Lane and other investments. RAI believes it is unlikely that this deferred tax asset will be realized through the expected generation of future net capital gains. No valuation allowance has been provided on other deferred tax assets as of the years ended December 31, 2013, 2012 and 2011, as RAI believes it is more likely than not that all of such deferred tax assets will be realized through the expected generation of future taxable income.

On December 31, 2013, the Federal Research and Development Tax Credit expired. It is unclear if and when Congress will reinstate and extend the credit in 2014. RAI’s management does not believe this will have a material impact on RAI’s results of operations, cash flows or financial position, in either case.

Litigation and Settlements

As discussed in Item 8, note 11 to consolidated financial statements, various legal proceedings or claims, including litigation claiming cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, and seeking damages in amounts ranging into the hundreds of millions or even billions of dollars, are pending or may be instituted against RJR Tobacco, American Snuff Co. or their affiliates, including RAI or RJR, or indemnitees, including B&W. Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of December 31, 2013, RJR Tobacco had paid approximately $114 million since January 1, 2011, related to unfavorable smoking and health litigation judgments and $139 million related to an unfavorable smoking cessation case.

In particular, in Engle v. R. J. Reynolds Tobacco Co., the Florida Supreme Court issued a ruling in 2006 that, while determining that the case could not proceed further as a class action, permitted members of the Engle class to file individual claims, including claims for punitive damages, through January 11, 2008. RJR Tobacco had been served, as of December 31, 2013, in 5,131 of these cases on behalf of approximately 6,323 plaintiffs. The Engle Progeny cases have resulted and will continue to result in increased litigation and trial activity and increased expenses. Outstanding jury verdicts in favor of the Engle Progeny plaintiffs have been entered against RJR Tobacco in the amount of $111,459,200 in compensatory damages (as adjusted) and in the amount of $120,965,000 in punitive damages, for a total of $232,424,200. All of these verdicts are in various stages in the appellate process. An accrual of $11 million has been recorded in RAI’s consolidated balance sheet as of December 31, 2013 for nine Engle Progeny cases — Jimmie Lee Brown, Sherman, Koballa, Ward, Duke, Walker, Hiott, Kirkland and Sury. This amount includes $5.4 million for compensatory and punitive damages and $5.6 million for attorneys’ fees and statutory interest through December 31, 2013. During the fourth quarter of 2013, a payment of $305,000 was made in satisfaction of the adverse judgment in the Douglas case. Finally, payment in Ward, of $2.4 million was made on January 31, 2014. For a more complete description of the Engle Progeny cases, see “—Litigation Affecting the Cigarette Industry — Overview” and “—Engle and Engle Progeny Cases” in Item 8, note 11 to consolidated financial statements.

Also, the consolidated action, In re: Tobacco Litigation Individual Personal Injury Cases, is pending in West Virginia, against both RJR Tobacco and B&W. On April 15, 2013, the Phase I jury trial began and ended with a virtually complete defense verdict on May 15, 2013. The only claim remaining after the verdict was the jury’s finding that all ventilated filter cigarettes manufactured and sold between 1964 and July 1, 1969, were defective for a failure to instruct. The court entered judgment in October 2013, dismissing all claims lost by the plaintiffs and purporting to make those claims and all of the jury rulings immediately subject to appeal. The plaintiffs filed a notice of appeal to the West Virginia Supreme Court of Appeals in November 2013, with briefing expected to occur during the first quarter of 2014. The defendants did not file a notice of appeal on the ventilated filter finding, but retained the right to file a cross appeal on that issue in response to the plaintiff’s initial brief. For additional information, see “— Litigation Affecting the Cigarette Industry — West Virginia IPIC” in Item 8, note 11 to consolidated financial statements.

RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular claim concerning the use of smokeless tobacco products against American Snuff Co., when viewed on an individual case-by-case basis, is not probable or estimable except for the nine Engle Progeny cases noted above, as described in “— Litigation Affecting the Cigarette Industry – Overview” in Item 8, note 11 to consolidated financial statements. RAI and its subsidiaries believe that they have valid bases for appeal of adverse verdicts against them and have valid defenses to all actions and intend to defend all actions vigorously. Nonetheless, the possibility of material losses related to tobacco litigation is more than remote. Litigation is subject to many uncertainties, and generally it is not possible to predict the outcome of the litigation pending against RJR Tobacco, American Snuff Co. or their affiliates or indemnitees, or to reasonably estimate the amount or range of any possible loss. Moreover, notwithstanding the quality of defenses available to it and its affiliates in tobacco-related litigation matters, it is possible that RAI’s consolidated results of operations, cash flows or financial position could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters or difficulties in obtaining the bonds required to stay execution of judgments on appeal.

In 1998, RJR Tobacco, B&W and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described in Item 8, note 11 to consolidated financial statements, the State Settlement Agreements impose a perpetual stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and place significant restrictions on their ability to market and sell cigarettes in the future. For more information related to historical and expected settlement expenses and payments under the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” in Item 8, note 11 to consolidated financial statements. The State Settlement Agreements have materially adversely affected RJR Tobacco’s shipment volumes. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial position of RAI and RJR Tobacco in future periods. The degree of the adverse impact will depend, among other things, on the rate of decline in U.S. cigarette sales in the premium and value categories, RJR Tobacco’s share of the domestic premium and value cigarette categories, and the effect of any resulting cost advantage of manufacturers not subject to the State Settlement Agreements.

RJR Tobacco and certain of the other PMs under the MSA are currently involved in an arbitration with certain of the settling states with respect to the availability for certain market years of a downward adjustment to the annual MSA settlement payment obligation, known as the NPM Adjustment. RJR Tobacco disputed a total of $4.7 billion for the years 2003 through 2012.

In November 2012, RJR Tobacco, certain other PMs and certain settling states entered into a Term Sheet that sets forth the terms on which accrued and potential NPM Adjustment claims for 2003 through 2014 could be resolved. The Term Sheet also sets forth a restructured NPM Adjustment process to be applied on a going-forward basis, starting with the 2013 volume year. Based on the jurisdictions that signed the Term Sheet and are bound by its terms, RJR Tobacco and SFNTC will receive credits, collectively, currently estimated to total approximately $1.1 billion, with respect to their NPM Adjustment claims for the period from 2003 to 2012. The expenses for the MSA were reduced by $483 million for the year ended December 31, 2013. For more information related to this litigation and its potential resolution, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements — Enforcement and Validity; Adjustments” in Item 8, note 11 to consolidated financial statements.

Governmental Activity

The marketing, sale, taxation and use of tobacco products have been subject to substantial regulation by government and health officials for many years. Various state governments have adopted or are considering, among other things, legislation and regulations that would:

•	significantly increase their taxes on tobacco products;

•	restrict displays, advertising and sampling of tobacco products;

•	raise the minimum age to possess or purchase tobacco products;

•	restrict or ban the use of menthol in cigarettes or prohibit mint or wintergreen as a flavor in smokeless tobacco products;

•	require the disclosure of ingredients used in the manufacture of tobacco products;

•	require the disclosure of nicotine yield information for cigarettes;

•	impose restrictions on smoking in public and private areas; and

•	restrict the sale of tobacco products directly to consumers or other unlicensed recipients, including by mail or over the Internet.

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

The 2009 federal excise tax increase on tobacco products increased taxes on ready-made cigarettes, such as those made by RJR Tobacco, at a much higher rate than taxes on loose tobacco. As a result of that tax disparity, the number of retailers selling loose tobacco and operating roll-your-own machines, allowing consumers to convert the loose tobacco into finished cigarettes, greatly increased following the 2009 federal tax hike on tobacco products. On July 6, 2012, President Obama signed into law a provision classifying retailers which operate roll-your-own machines as cigarette manufacturers, and thus requiring those retailers to pay the same tax rate as other cigarette manufacturers.

All states and the District of Columbia currently impose cigarette excise taxes at levels ranging from $0.17 per pack in Missouri to $4.35 per pack in New York. In 2013, the cigarette excise tax increased in three states. As of December 31, 2013, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $1.30, compared with the 12-month rolling average of $1.28 as of December 31, 2012. Certain city and county governments, such as New York and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions.

Effective in the third quarter of 2013, Minnesota increased its NPM fee (from $0.35 to $0.50 per pack) and Texas established an NPM fee of $0.55 per pack. Six states now require NPMs to pay a fee on each pack of cigarettes sold in their respective states, ranging from $0.25 per pack in Alaska to $0.55 per pack in Texas.

The Texas NPM fee has been challenged by a coalition of small tobacco manufacturers. This group asserts that the Texas fee violates the Texas Constitution’s “Equal and Uniform” Clause, as well as the Equal Protection and Due Process Clauses of the U.S. Constitution. On November 15, 2013, a state trial court in Texas declared the NPM fee unconstitutional and enjoined the state from “assessing, collecting, and enforcing” the fee. The State of Texas has appealed the court’s order. In doing so, enforcement of the trial court’s order, including the injunction, is suspended. The coalition has filed a motion for a “hardship exemption” from payment of the fee during the pendency of the state’s appeal. That motion is pending.

Forty-nine states and the District of Columbia also subject smokeless tobacco products to excise taxes. The Commonwealth of Pennsylvania, considered such a tax during its 2013 legislative session, but no decision was reached. As of December 31, 2013:

•	26 states taxed moist snuff on an ad valorem basis, at rates ranging from 5% in South Carolina to 210% in Wisconsin;

•	21 states and the District of Columbia had weight-based taxes on moist snuff, ranging from $0.02 for cans weighing between 5/8 of an ounce and 1 5/8 ounces in Alabama to $2.02 per ounce in Maine; and

•

two states imposed a unit tax on moist snuff: Kentucky with a tax of $0.19 per unit, and Washington, with a tax of $2.526 per unit for units weighing 1.2 ounces or less and a proportionate amount above that weight. In addition, as of January 1, 2014, Minnesota imposed a tax on moist snuff at a rate equal to the greater of (1) 95% of the wholesale price and (2) generally, the tax equal to the rate imposed on a pack of 20 cigarettes.

In 2013, legislation to convert from an ad valorem to a weight-based tax on moist snuff failed in Hawaii and Mississippi.

One state (Minnesota) taxes e-cigarettes, with that state taxing e-cigarettes at the same rate as it taxes smokeless tobacco products (with such rate having increased from 70% to 95% at the beginning of the third quarter of 2013).

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

Since the initial report in 1964, the Secretary of Health, Education and Welfare, now the Secretary of Health and Human Services, and the Surgeon General have issued a number of other reports which purport to find the nicotine in cigarettes addictive and to link cigarette smoking and exposure to cigarette smoke with certain health hazards, including various types of cancer, coronary heart disease and chronic obstructive lung disease. These reports have recommended various governmental measures to reduce the incidence of smoking. In 1992, the federal Alcohol, Drug Abuse and Mental Health Act was signed into law. This act required states to adopt a minimum age of 18 for purchase of tobacco products and to establish a system to monitor, report and reduce the illegal sale of tobacco products to minors in order to continue receiving federal funding for mental health and drug abuse programs. In 1996, the U.S. Department of Health and Human Services announced regulations implementing this legislation. And in 2006, the Surgeon General released a report entitled “The Health Consequences of Involuntary Exposure to Tobacco Smoke.” Among its conclusions, the report found the following: exposure of adults to secondhand smoke causes coronary heart disease and lung cancer, exposure of children to secondhand smoke results in an increased risk of sudden infant death syndrome, acute respiratory infections, ear problems and more severe asthma; and that there is no risk-free level of exposure to secondhand smoke. A follow-up report issued by the U.S. Surgeon General in 2010, “How Tobacco Smoke Causes Disease: The Biology and Behavioral Basis for Smoking-Attributable Disease,” determined that tobacco smoke causes immediate cellular damage and tissue inflammation and that repeated exposure impedes the healing of such damage and inflammation. On January 17, 2014, the Surgeon General issued an additional report that contends that smoking is linked to a higher number of deaths to Americans than previous estimates, and that cigarettes are a causal factor in ten conditions and diseases that had not previously been directly linked to cigarette smoking.

In 1986, Congress enacted the Comprehensive Smokeless Tobacco Health Education Act of 1986, which, among other things, required health warning notices on smokeless tobacco packages and advertising and prohibited the advertising of smokeless tobacco products on any medium of electronic communications subject to the jurisdiction of the Federal Communications Commission. In 2009, the FDA Tobacco Act (discussed below) amended the Comprehensive Smokeless Tobacco Health Education Act of 1986 to require the following warnings on smokeless tobacco packaging and advertising, displayed randomly and as equally as possible in each 12-month period:

•	“WARNING: THIS PRODUCT CAN CAUSE MOUTH CANCER;”

•	“WARNING: THIS PRODUCT CAN CAUSE GUM DISEASE AND TOOTH LOSS;”

•	“WARNING: THIS PRODUCT IS NOT A SAFE ALTERNATIVE TO CIGARETTES;” and

•	“WARNING: SMOKELESS TOBACCO IS ADDICTIVE.”

On June 22, 2009, President Obama signed into law the Family Smoking Prevention and Tobacco Control Act, which grants the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products.

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

•

the FDA reissued regulations addressing advertising and marketing restrictions that were originally promulgated in 1996 (including, among other restrictions, prohibitions on: the sale of cigarettes and smokeless tobacco products to persons under the age of 18; the sale of packages of cigarettes with less than 20 cigarettes; the distribution of free samples of cigarettes; and brand name sponsorship of any athletic, musical or other social/cultural events);

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

•

the FDA issued a final regulation for the imposition of larger, graphic health warnings on cigarette packaging and advertising, which was scheduled to take effect September 22, 2012, but the FDA is currently enjoined from enforcing such regulation. For additional information concerning this matter, see “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments — FDA Litigation” in Item 8, note 11 to consolidated financial statements;

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

•

in April 2012, the FDA issued draft guidance on: (1) the reporting of harmful and potentially harmful constituents in tobacco products and tobacco smoke pursuant to Section 904(a)(3) of the FDA Tobacco Act, and (2) preparing and submitting applications for modified risk tobacco products pursuant to Section 911 of the FDA Tobacco Act; and

•

in 2013, the FDA issued its first decisions with regard to industry substantial equivalence submissions, authorizing the marketing of 17 tobacco products and denying the marketing of 13 others, none of which were RJR Tobacco products.

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

In September 2009, a “Center for Tobacco Products” was established within the FDA, funded through quarterly user fees that will be assessed against tobacco product manufacturers and importers based on market share. The total amount of user fees to be collected over the first ten years will be approximately $5.4 billion. The expense related to the FDA user fees of RAI’s operating companies for 2013 was $127 million.

Within the Center, a Tobacco Products Scientific Advisory Committee, referred to as the TPSAC, was established on March 22, 2010, to provide advice, information and recommendations with respect to the safety, dependence or health issues related to tobacco products. The TPSAC is scheduled to meet periodically to address matters brought to it by the Center as well as those required of it by the Act, including:

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

At a meeting held on March 18, 2011, the TPSAC presented its final report on the use of menthol, which concluded that removal of menthol cigarettes from the marketplace would benefit public health in the United States. On July 24, 2013, the FDA issued a report detailing its own preliminary scientific evaluation of public health issues related to the use of menthol in cigarettes, including a determination that there is likely a public health impact of menthol in cigarettes. The FDA’s report found that the weight of the evidence supports the conclusion that menthol in cigarettes is associated with:

•	increased initiation among youth and young adults;

•	reduced success in smoking cessation; and

•	increased dependence.

The report found that menthol in cigarettes is not associated with:

•	increased smoke toxicity;

•	increased levels of biomarkers of exposure; or

•	increased disease risk.

The FDA concurrently published in the Federal Register an Advance Notice of Proposed Rulemaking, referred to as the ANPRM, to obtain information related to the potential regulation of menthol in cigarettes. The ANPRM sought comments from interested stakeholders on the FDA’s preliminary evaluation, as well as any data, research, or other information on various topics, including, but not limited to:

•	potential product standards for menthol and the potential period for compliance with such standards;

•	potential restrictions on the sale and/or distribution of menthol products; and

•	evidence regarding illicit trade in menthol cigarettes (including the public health impact thereof) should the use of menthol in cigarettes be restricted or banned.

In November 2013, RAI’s operating companies submitted comments on the ANPRM. The FDA will evaluate all comments it has received from interested stakeholders in response to the ANPRM, as the agency considers whether to require additional standards or restrictions with respect to menthol cigarettes. The FDA Tobacco Act does not require the FDA to adopt any such standards or restrictions. Any rule that the FDA may propose will be subject to a 60-day comment period, and may only become effective at least one year after the rule’s adoption.

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

For additional information concerning the above FDA-related cases, see “— Litigation Affecting the Cigarette Industry — Other Cases” in Item 8, note 11 to consolidated financial statements.

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

It is likely that the FDA Tobacco Act could result in a decrease in cigarette and smokeless tobacco product sales in the United States, including sales of RJR Tobacco’s, American Snuff Co.’s and SFNTC’s brands, that, together with increased costs incurred by RAI’s operating companies arising from the FDA Tobacco Act, could have a material adverse effect on RAI’s financial condition, results of operations and cash flows. RAI believes that such regulation may adversely affect the ability of its operating subsidiaries to compete against their larger competitor, which may be able to comply more quickly and cost-effectively with these new rules and regulations. Finally, the ability of RAI’s operating companies to gain efficient market clearance for new tobacco products could be adversely affected by FDA rules and regulations.

All 50 states and a large number of local jurisdictions have introduced or enacted legislation imposing various restrictions on public smoking. Additionally, many employers have initiated programs restricting or eliminating smoking in the workplace. A number of states have enacted legislation designating a portion of increased cigarette excise taxes to fund anti-smoking programs, health-care programs or cancer research. In addition, educational and research programs addressing health-care issues related to smoking are being funded from industry payments made or to be made under settlements with state attorneys general. Federal law prohibits smoking in scheduled passenger aircraft, and the U.S. Interstate Commerce Commission has banned smoking on interstate passenger buses. Certain common carriers have imposed additional restrictions on passenger smoking.

All states and Washington, D.C. have enacted legislation setting reduced ignition propensity standards. Each such jurisdiction has adopted the same testing standard first adopted by New York in 2003, which requires cigarettes to achieve specified test results when placed on ten layers of filter paper in controlled laboratory conditions. All cigarettes sold by RAI’s operating companies are tested annually to demonstrate compliance with this standard.

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

A price differential (principally resulting from different tax rates) exists between tobacco products manufactured for sale abroad and tobacco products manufactured for sale in the United States. Consequently, a market has developed for tobacco products manufactured for sale abroad, but instead diverted for sale in the United States at prices substantially lower than tobacco products produced for sale in the United States. Furthermore, within the United States, tobacco products are often purchased in states having low excise taxes and then resold illegally in states having higher excise taxes. These smuggling activities are often conducted by criminal organizations on a large scale. The sale of diverted or smuggled tobacco products is unlawful, and facilitates the sale of tobacco products to underage persons — undermining a key objective of RAI and its operating companies to prevent youth access to tobacco products. In addition, smuggling activities adversely impact the sale of tobacco products by RAI’s operating companies by: disrupting the contractual relationships between RAI’s operating companies and their wholesalers and retailers; damaging the equity of the brands sold by RAI’s operating companies in terms of the pricing and positioning of those brands; injuring the reputation of RAI’s operating companies by wrongly associating their brands with illegal smuggling activity; and making it difficult for retailers located in high tax jurisdictions to sell the products of RAI’s operating companies, given the competitive price advantage that smuggled products have in such jurisdictions. RAI undertakes a variety of actions to help combat illicit trade in tobacco products, including promoting greater awareness among government officials, law enforcement and the public of the problem, supporting law enforcement investigations of illicit trade in tobacco products, and supporting legislative efforts to increase both the enforcement of anti-illicit trade laws and the penalties for the violations of such laws.

RJR Tobacco expects to benefit from certain state legislative activity aimed at leveling the playing field between PMs under the MSA and “nonparticipating manufacturers” under the MSA, referred to as NPMs. Forty-six states have passed legislation to ensure NPMs are making required escrow payments. Under this legislation, a state would only permit distribution of brands by manufacturers who are deemed by the states to be MSA-compliant. Failure to make escrow payments could result in the loss of an NPM’s ability to sell tobacco products in a respective state.

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

In 2003, the World Health Organization adopted a broad tobacco-control treaty, the Framework Convention on Tobacco Control, which entered into force in February 2005. The treaty recommends and requires enactment of legislation establishing specific actions to prevent youth smoking, restrict and gradually eliminate tobacco products marketing, provide greater regulation and disclosure of ingredients, increase the size and scope of package warning labels to cover at least 30% of each package and include graphic pictures on packages. As of November 2013, there were 177 parties to the treaty. The United States was an original signatory to the treaty. The treaty, however, has not been referred to, or ratified by, the U.S. Senate and, as a result, the United States is not a party to the treaty. Ratification of the treaty by the United States could lead to broader regulation of the industry.

It is not possible to determine what additional federal, state or local legislation or regulations relating to smoking or cigarettes will be enacted or to predict the effect of new legislation or regulations on RJR Tobacco, SFNTC or the cigarette industry in general, but any new legislation or regulations could have an adverse effect on RJR Tobacco, SFNTC or the cigarette industry in general. Similarly, it is not possible to determine what additional federal, state or local legislation or regulations relating to smokeless tobacco products will be enacted or to predict the effect of new regulations on American Snuff Co. or smokeless tobacco products in general, but any new legislation or regulations could have an adverse effect on American Snuff Co. or smokeless tobacco products in general.

Tobacco Buyout Legislation

For information relating to tobacco buyout legislation, see “— Tobacco Buyout Legislation and Related Litigation” in Item 8, note 11 to consolidated financial statements.

Other Contingencies

For information relating to other contingencies of RAI, RJR, RJR Tobacco, American Snuff Co. and SFNTC, see “— Other Contingencies” in Item 8, note 11 to consolidated financial statements.

Off-Balance Sheet Arrangements

RAI has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial position, results of operations, liquidity, capital expenditures or capital resources.

Cautionary Information Regarding Forward-Looking Statements

Statements included in this report that are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, and RAI and its subsidiaries’ expectations, beliefs, intentions or future strategies that are signified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. These statements regarding future events or the future performance or results of RAI and its subsidiaries inherently are subject to a variety of risks, contingencies and other uncertainties that could cause actual results, performance or achievements to differ materially from those described in or implied by the forward-looking statements. These risks, contingencies and other uncertainties include:

•	the substantial and increasing taxation and regulation of tobacco products, including the regulation of tobacco products by the FDA;

•

the possibility that the FDA will issue regulations prohibiting menthol as a flavor in cigarettes, or the possibility that the FDA will require the reduction of nicotine levels or the reduction or elimination of other constituents;

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

•

the possibility that reports from the U.S. Surgeon General regarding the negative health consequences associated with cigarette smoking and second-hand smoke may result in additional litigation and/or regulation;

•	the possibility of being required to pay various adverse judgments in the Engle Progeny and/or other litigation;

•

the substantial payment obligations with respect to cigarette sales, and the substantial limitations on the advertising and marketing of cigarettes (and of RJR Tobacco’s smoke-free tobacco products) under the State Settlement Agreements;

•	the possibility that the Arbitration Panel’s Award reflecting the partial resolution of the NPM Adjustment disputes will be vacated or otherwise modified;

•	the continuing decline in volume in the U.S. cigarette industry and RAI’s dependence on the U.S. cigarette industry;

•	concentration of a material amount of sales with a limited number of customers and potential loss of these customers;

•	competition from other manufacturers, including industry consolidations or any new entrants in the marketplace;

•	increased promotional activities by competitors, including manufacturers of deep-discount cigarette brands;

•	the success or failure of new product innovations, including the digital vapor cigarette, VUSE, which is manufactured and distributed by an RAI subsidiary, RJR Vapor;

•	the success or failure of acquisitions or dispositions, which RAI or its subsidiaries may engage in from time to time;

•	the responsiveness of both the trade and consumers to new products, marketing strategies and promotional programs;

•	the reliance on outside suppliers to manage certain non-core business processes;

•	the reliance on a limited number of suppliers for certain raw materials;

•	the cost of tobacco leaf, and other raw materials and other commodities used in products;

•	the passage of new federal or state legislation or regulation;

•	the effect of market conditions on interest rate risk, foreign currency exchange rate risk and the return on corporate cash, or adverse changes in liquidity in the financial markets;

•	the impairment of goodwill and other intangible assets, including trademarks;

•

the effect of market conditions on the performance of pension assets or any adverse effects of any new legislation or regulations changing pension expense accounting or required pension funding levels;

•	the substantial amount of RAI debt;

•	the credit ratings assigned to RAI, and to the senior unsecured long-term debt of RAI;

•	changes in RAI’s historical dividend policy;

•	the restrictive covenants imposed under RAI’s debt agreements;

•

the possibility of natural or man-made disasters or other disruptions, including disruptions in information technology systems or security breaches, that may adversely affect manufacturing or other operations and other facilities or data;

•	the loss of key personnel or difficulties recruiting and retaining qualified personnel;

•	the inability to protect adequately intellectual property rights;

•	the significant ownership interest of B&W, RAI’s largest shareholder, in RAI and the rights of B&W under the governance agreement between the companies;

•	the expiration of the standstill provisions of the governance agreement on July 30, 2014;

•	a termination of the governance agreement or certain provisions of it in accordance with its terms, including the limitations on B&W’s representation on RAI’s Board and its board committees;

•	RAI’s shareholder rights plan (which, generally, will expire on July 30, 2014) not applying to BAT and its subsidiaries, except in limited circumstances; and,

•	the expiration of the non-competition agreement between RAI and BAT on July 30, 2014.

For a further discussion of these and other risks and uncertainties, see Part I, Item 1A. Risk Factors.

Due to these risks, contingencies and other uncertainties, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as provided by federal securities laws, RAI is not required to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

The table below provides information, as of December 31, 2013, about RAI’s financial instruments that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates for the years ending December 31:

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value(1)
Investments:
Variable Rate	$1,456	$—	$—	$69	$—	$—	$1,525	$1,525
Average Interest Rate	0.1%	—	—	2.4%	—	—	0.2%	—
Fixed-Rate	—	—	—	—	—	$7	$7	$7
Average interest rate(2)	—	—	—	—	—	4.7%	4.7%	—
Debt:
Fixed-Rate	$—	$450	$—	$700	$250	$3,650	$5,050	$5,175
Average Interest Rate(2)	—	1.1%	—	6.8%	7.8%	4.8%	4.9%	—

(1)	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted fair values.

(2)	Based upon coupon interest rates for fixed-rate instruments.

RAI’s exposure to foreign currency transactions was not material to results of operations for the year ended December 31, 2013, but may become material in future periods in relation to activity associated with RAI’s international operations. RAI currently has no hedges for its exposure to foreign currency.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Reynolds American Inc.:

We have audited the accompanying consolidated balance sheets of Reynolds American Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reynolds American Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Reynolds American Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 11, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Greensboro, North Carolina

February 11, 2014

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

Management conducted an evaluation of the effectiveness of RAI’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that RAI’s system of internal control over financial reporting was effective as of December 31, 2013.

KPMG LLP, independent registered public accounting firm, has audited RAI’s consolidated financial statements and issued an attestation report on RAI’s internal control over financial reporting as of December 31, 2013.

Dated: February 11, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Reynolds American Inc.:

We have audited Reynolds American Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Reynolds American Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Reynolds American Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Reynolds American Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 11, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Greensboro, North Carolina

February 11, 2014

REYNOLDS AMERICAN INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions, Except Per Share Amounts)

	For the Years Ended December 31,
	2013	2012	2011
Net sales(1)	$7,899	$7,962	$8,062
Net sales, related party	337	342	479

Net sales	8,236	8,304	8,541
Costs and expenses:
Cost of products sold(1)	3,678	4,321	4,464
Selling, general and administrative expenses	1,389	1,470	1,606
Amortization expense	5	21	24
Trademark and other intangible asset impairment charges	32	129	48
Restructuring charge	—	149	—

Operating income	3,132	2,214	2,399
Interest and debt expense	259	234	221
Interest income	(5)	(7)	(11)
Other expense, net	137	34	3

Income before income taxes	2,741	1,953	2,186
Provision for income taxes	1,023	681	780

Net income	$1,718	$1,272	$1,406

Basic income per share:
Net income	$3.15	$2.25	$2.41

Diluted income per share:
Net income	$3.14	$2.24	$2.40

Dividends declared per share	$2.48	$2.33	$2.15

(1)	Excludes excise taxes of $3,730 million, $3,923 million and $4,107 million for the years ended December 31, 2013, 2012 and 2011, respectively.

See Notes to Consolidated Financial Statements

REYNOLDS AMERICAN INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Millions)

	For the Years Ended December 31,
	2013	2012	2011
Net income	$1,718	$1,272	$1,406
Other comprehensive income (loss), net of tax:
Retirement benefits, net of tax expense (benefit) (2013 — $160; 2012 — $45; 2011 — $(95))	248	65	(144)
Unrealized gain (loss) on long-term investments, net of tax expense (benefit) (2013 — $3; 2012 — $5; 2011 — $(6))	5	7	(12)
Realized loss on hedging instruments, net of tax expense (benefit) (2013 — $1; 2012 — $(9))	1	(14)	—
Cumulative translation adjustment and other, net of tax benefit (expense) (2013 — $(12); 2012 — $3; 2011 — $4)	1	13	(8)

Comprehensive income	$1,973	$1,343	$1,242

See Notes to Consolidated Financial Statements

REYNOLDS AMERICAN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	For the Years Ended December 31,
	2013	2012	2011
Cash flows from (used in) operating activities:
Net income	$1,718	$1,272	$1,406
Adjustments to reconcile to net cash flows from (used in) operating activities:
Depreciation and amortization	103	131	138
Restructuring charge, net of cash payments	(14)	109	(35)
Trademark and other intangible asset impairment charges	32	129	48
Loss on early extinguishment of debt	124	21	—
Deferred income tax expense (benefit)	312	(44)	100
Other changes that provided (used) cash:
Accounts and other receivables	(18)	11	12
Inventories	(143)	(17)	88
Related party, net	10	5	(32)
Accounts payable	(2)	74	(66)
Accrued liabilities, including income taxes and other working capital	92	(174)	10
Litigation bonds	(6)	31	(35)
Tobacco settlement	(763)	(40)	(58)
Pension and postretirement	(185)	129	(165)
Other, net	48	(69)	9

Net cash flows from operating activities	1,308	1,568	1,420

Cash flows from (used in) investing activities:
Capital expenditures	(153)	(88)	(190)
Proceeds from termination of joint venture	31	30	32
Net proceeds from sale of business	—	—	202
Other, net	9	4	16

Net cash flows from (used in) investing activities	(113)	(54)	60

Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,335)	(1,307)	(1,212)
Repurchase of common stock	(775)	(1,101)	(282)
Excess tax benefit on stock-based compensation plans	14	39	1
Principal borrowings under term loan credit facility	500	750	—
Repayments of term loan credit facility	(500)	(750)	—
Proceeds from issuance of long-term debt, net of discounts	1,097	2,539	—
Repayments of long-term debt	(1,035)	(1,076)	(400)
Debt issuance costs and financing fees	(18)	(22)	(7)
Payment to settle forward starting interest rate contracts	—	(23)	—
Proceeds from termination of interest rate swaps	—	—	186
Make-whole premium for early extinguishment of debt	(155)	(20)	—

Net cash flows used in financing activities	(2,207)	(971)	(1,714)

Effect of exchange rate changes on cash and cash equivalents	10	3	(5)

Net change in cash and cash equivalents	(1,002)	546	(239)
Cash and cash equivalents at beginning of year	2,502	1,956	2,195

Cash and cash equivalents at end of year	$1,500	$2,502	$1,956

Income taxes paid, net of refunds	$713	$785	$694
Interest paid, net of capitalized interest (2011 — $3)	$267	$249	$232

See Notes to Consolidated Financial Statements

REYNOLDS AMERICAN INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$1,500	$2,502
Accounts receivable	106	87
Accounts receivable, related party	56	61
Notes receivable	37	35
Other receivables	16	16
Inventories	1,127	984
Deferred income taxes, net	606	908
Prepaid expenses and other	207	219

Total current assets	3,655	4,812
Property, plant and equipment, at cost:
Land and land improvements	92	93
Buildings and leasehold improvements	717	758
Machinery and equipment	1,739	1,758
Construction-in-process	105	46

Total property, plant and equipment	2,653	2,655
Less accumulated depreciation	1,579	1,618

Property, plant and equipment, net	1,074	1,037
Trademarks and other intangible assets, net of accumulated amortization	2,417	2,455
Goodwill	8,011	8,011
Other assets and deferred charges	245	242

	$15,402	$16,557

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$185	$187
Tobacco settlement accruals	1,727	2,489
Due to related party	—	1
Deferred revenue, related party	48	42
Current maturities of long-term debt	—	60
Other current liabilities	1,116	990

Total current liabilities	3,076	3,769
Long-term debt (less current maturities)	5,099	5,035
Deferred income taxes, net	658	461
Long-term retirement benefits (less current portion)	1,221	1,821
Other noncurrent liabilities	181	214
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2013 — 538,053,024; 2012 — 552,940,767)	—	—
Paid-in capital	6,571	7,275
Accumulated deficit	(1,348)	(1,707)
Accumulated other comprehensive loss	(56)	(311)

Total shareholders’ equity	5,167	5,257

	$15,402	$16,557

See Notes to Consolidated Financial Statements

REYNOLDS AMERICAN INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in Millions, Except Per Share Amounts)

	Common Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2010	$—	$8,535	$(1,807)	$(218)	$6,510
Net income	—	—	1,406	—	1,406
Retirement benefits, net of $95 tax benefit	—	—	—	(144)	(144)
Unrealized loss on long-term investments, net of $6 tax benefit	—	—	—	(12)	(12)
Cumulative translation adjustment and other, net of $4 tax benefit	—	—	—	(8)	(8)
Dividends — $2.15 per share	—	—	(1,259)	—	(1,259)
Common stock repurchased	—	(282)	—	—	(282)
Equity incentive award plan and stock-based compensation	—	39	—	—	39
Excess tax benefit on stock-based compensation plans	—	1	—	—	1

Balance at December 31, 2011	—	8,293	(1,660)	(382)	6,251
Net income	—	—	1,272	—	1,272
Retirement benefits, net of $45 tax expense	—	—	—	65	65
Unrealized gain on long-term investments, net of $5 tax expense	—	—	—	7	7
Realized loss on hedging instruments, net of $9 tax benefit	—	—	—	(14)	(14)
Cumulative translation adjustment and other, net of $3 tax benefit	—	—	—	13	13
Dividends — $2.33 per share	—	—	(1,319)	—	(1,319)
Common stock repurchased	—	(1,101)	—	—	(1,101)
Equity incentive award plan and stock-based compensation	—	44	—	—	44
Excess tax benefit on stock-based compensation plans	—	39	—	—	39

Balance at December 31, 2012	—	7,275	(1,707)	(311)	5,257
Net income	—	—	1,718	—	1,718
Retirement benefits, net of $160 tax expense	—	—	—	248	248
Unrealized gain on long-term investments, net of $3 tax expense	—	—	—	5	5
Realized loss on hedging instruments, net of $1 tax expense	—	—	—	1	1
Cumulative translation adjustment and other, net of $12 tax expense	—	—	—	1	1
Dividends — $2.48 per share	—	—	(1,359)	—	(1,359)
Common stock repurchased	—	(775)	—	—	(775)
Equity incentive award plan and stock-based compensation	—	57	—	—	57
Excess tax benefit on stock-based compensation plans	—	14	—	—	14

Balance at December 31, 2013	$—	$6,571	$(1,348)	$(56)	$5,167

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

RAI was incorporated as a holding company in the state of North Carolina on January 2, 2004, and its common stock is listed on the NYSE under the symbol “RAI.” On July 30, 2004, the U.S. assets, liabilities and operations of Brown & Williamson Tobacco Corporation, now known as Brown & Williamson Holdings, Inc., referred to as B&W, an indirect, wholly owned subsidiary of British American Tobacco p.l.c., referred to as BAT, were combined with R. J. Reynolds Tobacco Company, a wholly owned operating subsidiary of R.J. Reynolds Tobacco Holdings, Inc., referred to as RJR. These July 30, 2004, transactions generally are referred to as the B&W business combination.

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

As a result of the B&W business combination, Lane became a wholly owned subsidiary of RAI. On February 28, 2011, RAI completed the sale of all of the capital stock of Lane and certain other assets related to the Lane operations, to an affiliate of Scandinavian Tobacco Group A/S, referred to as STG, for net proceeds of $202 million in cash. The results of operations of the disposal group were included through February 28, 2011, in income from operations in the American Snuff segment.

RAI’s operating subsidiaries primarily conduct their business in the United States.

Basis of Presentation

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, referred to as GAAP, requires estimates and assumptions to be made that affect the reported amounts in the consolidated financial statements and accompanying notes. Volatile credit and equity markets, changes to regulatory and legal environments, and consumer spending may affect the uncertainty inherent in such estimates and assumptions. Actual results could differ from those estimates. Certain reclassifications were made to conform prior years’ financial statements to the current presentation. Certain amounts presented in note 11 are rounded in the aggregate and may not sum from the individually presented components.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value Measurement

RAI determines the fair value of assets and liabilities, if any, using a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity, and the reporting entity’s own assumptions about market participant assumptions based on the best information available in the circumstances.

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

Investments

Marketable securities are classified as available-for-sale and are carried at fair value. RAI reviews its investments on a quarterly basis to determine if it is probable that RAI will realize some portion of the unrealized loss and to determine the classification of the impairment as temporary or other-than-temporary. For those securities which RAI does not intend to sell and for which it is more likely than not that RAI will not be required to sell the securities prior to recovery, RAI recognizes the credit loss component of an other-than-temporary impairment of its debt securities in earnings and the noncredit component in accumulated other comprehensive loss. All losses deemed to be other than temporarily impaired are recorded in earnings.

Inventories

Inventories are stated at the lower of cost or market. The cost of tobacco inventories is determined principally under the last-in, first-out, or LIFO, method and is calculated at the end of each year. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead and full

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Intangible Assets

Intangible assets include goodwill, trademarks and other intangible assets and are capitalized when acquired. The determination of fair value involves considerable estimates and judgment. In particular, the fair value of a reporting unit involves, among other things, developing forecasts of future cash flows, determining an appropriate discount rate, and when goodwill impairment is implied, determining the fair value of individual assets and liabilities, including unrecorded intangibles. Although RAI believes it has based its impairment testing and impairment charges of its intangibles on reasonable estimates and assumptions, the use of different estimates and assumptions could result in materially different results. If the current competitive or regulatory environment worsens or RAI’s operating companies’ strategic initiatives adversely affect their financial performance, the fair value of goodwill, trademarks and other intangible assets could be impaired in future periods. Trademarks and other intangible assets with indefinite lives are not amortized, but are tested for impairment annually, in the fourth quarter, and more frequently if events and circumstances indicate that the asset might be impaired.

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

RAI formally assesses at inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item, and formally designates as a hedge those derivatives that qualify for hedge accounting. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, RAI will discontinue hedge accounting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prospectively. Any unrecognized gain or loss will be deferred and recognized into income as the formerly hedged item is recognized in earnings. At December 31, 2013 and 2012, RAI had no derivative instruments.

Software Costs

Computer software and software development costs incurred in connection with developing or obtaining computer software for internal use that has an extended useful life are capitalized. These costs are amortized over their estimated useful life, which is typically five years or less. During 2013 and 2012, software costs of $13 million and $12 million, respectively, were capitalized or included in construction-in-process. At December 31, 2013 and 2012, the unamortized balance was $51 million and $55 million, respectively. Software amortization expense was $17 million, $21 million and $24 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

	2013	2012	2011
State Settlement Agreements	$1,819	$2,370	$2,435
Federal tobacco quota buyout	209	218	229
FDA user fees	127	122	120

In 2012, RJR Tobacco and certain other participating manufacturers, referred to as the PMs, including SFNTC, entered into a term sheet, referred to as the Term Sheet, with 17 states, the District of Columbia and Puerto Rico to settle certain claims related to the MSA non-participating manufacturer adjustment, referred to as the NPM Adjustment. The Term Sheet resolves claims related to volume years from 2003 through 2012 and puts in place a revised method to determine future adjustments from 2013 forward as to jurisdictions that join the agreement. The Term Sheet was not binding on the parties at the time it was executed. On March 12, 2013, a single, nationwide arbitration panel of three former federal judges, referred to as the Arbitration Panel, hearing the dispute related to the 2003 NPM Adjustment (and related matters) issued an order, referred to as the Order, authorizing the implementation of the Term Sheet. In addition, after the Order, one additional state signed the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Term Sheet on April 12, 2013; and, two additional states signed the Term Sheet on May 24, 2013. As a result of the Order, the Term Sheet is now binding on all signatories.

Based on the jurisdictions bound by the Term Sheet, RJR Tobacco and SFNTC, collectively, will receive credits, currently estimated to total approximately $1.1 billion, with respect to their NPM Adjustment claims for the period from 2003 through 2012. These credits will be applied against annual payments under the MSA over a five-year period, which commenced with the April 2013 MSA payment. As a result of this binding Order, expenses for the MSA were reduced by $219 million for the year ended December 31, 2013. This includes the credit that reduced the April 2013 MSA payment by $204 million and future MSA payments by $15 million for the two additional states that signed the Term Sheet during May 2013.

In addition, RJR Tobacco and SFNTC recognized additional credits of $264 million for the year ended December 31, 2013. RJR Tobacco and SFNTC will recognize additional credits in 2014 through 2016, subject to meeting the various performance obligations associated with the Term Sheet. For additional information related to the NPM Adjustment settlement, see “— Litigation Affecting the Cigarette Industry — State Settlement Agreements — Enforcement and Validity; Adjustments” in note 11.

Advertising

Advertising costs, which are expensed as incurred, were $110 million, $72 million and $65 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Research and Development

Research and development costs, which are expensed as incurred, were $72 million, $62 million and $69 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Recently Issued and Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued amended guidance that requires an entity to present information about significant items reclassified out of accumulated other comprehensive income, referred to as AOCI, on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. Additionally, the guidance expanded the disclosure requirements for presentation of changes in AOCI by component. The guidance was effective for RAI for interim and annual reporting periods beginning January 1, 2013, and its adoption did not have an impact on RAI’s results of operations, cash flows or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Fair Value Measurement

Fair Value of Financial Assets

Financial assets carried at fair value as of December 31, 2013, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$1,443	$—	$—	$1,443
Other assets and deferred charges:
Auction rate securities	—	—	76	76
Mortgage-backed security	—	—	13	13
Marketable equity security	4	—	—	4

Financial assets carried at fair value as of December 31, 2012, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$2,100	$—	$—	$2,100
Other assets and deferred charges:
Auction rate securities	—	—	70	70
Mortgage-backed security	—	—	13	13
Marketable equity security	4	—	—	4

There were no transfers between the levels during the years ended December 31, 2013 and 2012.

RAI has investments in auction rate securities linked to corporate credit risk, investments in auction rate securities related to financial insurance companies, an investment in a mortgage-backed security and an investment in a marketable equity security. The unrealized gains and losses, net of tax, were included in accumulated other comprehensive loss in RAI’s consolidated balance sheets as of December 31, 2013 and 2012. The funds associated with the auction rate securities will not be accessible until a successful auction occurs or a buyer is found.

In determining if the difference between amortized cost and estimated fair value of the auction rate securities or the mortgage-backed security was deemed either temporarily or other-than-temporarily impaired, RAI evaluated each type of long-term investment using a set of criteria, including decline in value, duration of the decline, period until anticipated recovery, nature of investment, probability of recovery, financial condition and near-term prospects of the issuer, RAI’s intent and ability to retain the investment, attributes of the decline in value, status with rating agencies, status of principal and interest payments and any other issues related to the underlying securities. To assess credit losses, RAI uses historical default rates, debt ratings, credit default swap spreads and recovery rates. RAI has the intent and ability to hold these investments for a period of time sufficient to allow for the recovery in market value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

RAI determined the change in the fair value of the investment in a marketable equity security using quoted market prices as of December 31, 2013.

Financial assets classified as Level 3 investments were as follows:

	December 31, 2013			December 31, 2012
	Cost	Gross Unrealized Loss(1)	Estimated Fair Value	Cost	Gross Unrealized Loss(1)	Estimated Fair Value
Auction rate securities	$99	$(23)	$76	$99	$(29)	$70
Mortgage-backed security	20	(7)	13	22	(9)	13

	$119	$(30)	$89	$121	$(38)	$83

(1)	Unrealized losses, net of tax, are reported in accumulated other comprehensive loss in RAI’s consolidated balance sheets as of December 31, 2013 and 2012.

The changes in the Level 3 investments were as follows:

	2013			2012
	Auction Rate Securities			Auction Rate Securities
		Gross	Estimated		Gross	Estimated
	Cost	Gain (Loss)	Fair Value	Cost	Gain (Loss)	Fair Value
Balance as of January 1	$99	$(29)	$70	$99	$(36)	$63
Unrealized gain	—	6	6	—	7	7

Balance as of December 31	$99	$(23)	$76	$99	$(29)	$70

	2013			2012
	Mortgage-Backed Security			Mortgage-Backed Security
		Gross	Estimated		Gross	Estimated
	Cost	Gain (Loss)	Fair Value	Cost	Gain (Loss)	Fair Value
Balance as of January 1	$22	$(9)	$13	$25	$(13)	$12
Unrealized gain	—	2	2	—	4	4
Redemptions	(2)	—	(2)	(3)	—	(3)

Balance as of December 31	$20	$(7)	$13	$22	$(9)	$13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Nonfinancial Assets

The fair value of the trademarks measured on a nonrecurring basis, classified as Level 3, represent certain trademarks, for which impairment during the fourth quarter of 2013 reduced their book value to fair value. The fair value determinations utilized an income approach model and were based on a discounted cash flow valuation model under a relief-from-royalty methodology. This approach utilized unobservable factors, such as royalty rate, projected revenues and a discount rate, applied to the estimated cash flows. The determination of the discount rate was based on a cost of equity model, using a risk-free rate, adjusted by a stock beta-adjusted risk premium and a size premium.

Nonfinancial assets measured at fair value on a nonrecurring basis were as follows:

	Level 1	Level 2	Level 3	Total	Total Loss
Trademarks, November 30, 2013	$—	$—	$312	$312	$(32)

Fair Value of Debt

The estimated fair value of RAI’s and RJR’s outstanding debt, in the aggregate, was $5.2 billion and $5.5 billion with an effective average annual interest rate of approximately 4.5% and 4.7%, as of December 31, 2013 and 2012, respectively. The fair values are based on available market quotes, credit spreads and discounted cash flows, as appropriate.

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

In September 2011, RAI and RJR terminated the original and offsetting interest rate swap agreements, each with a notional amount of $1.5 billion, and received a total of $186 million cash in exchange for foregoing the future cash inflows associated with these swaps. These actions did not change the effective fixed rate of interest associated with the underlying debt.

On September 17, 2013, RAI called for the redemption of, among other RAI notes, the $775 million outstanding principal amount of 7.625% notes due in 2016. Approximately $450 million of this outstanding principal amount was included in the interest rate swap agreements described above. A loss of $124 million on the early extinguishment for all redeemed notes, which includes $35 million of the unamortized portion of the interest rate swap agreement associated with the notes due in 2016, was included in other expense, net in the consolidated statements of income for the year ended December 31, 2013. As a result of these actions, at December 31, 2013, RAI had $700 million of previously swapped outstanding fixed rate debt with an effective rate of interest of approximately 3.8%.

In May 2012, RAI entered into forward starting interest rate contracts with an aggregate notional amount of $1 billion. RAI designated those derivatives as cash flow hedges of a future debt issuance, and they were determined to be highly effective at inception. The forward starting interest rate contracts mitigated RAI’s exposure to changes in the benchmark interest rate from the date of inception until the date of the forecasted transaction. On October 31, 2012, RAI completed the sale of $2.55 billion in aggregate principal amount of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

senior notes, consisting of $450 million of 1.05% senior notes due October 30, 2015, $1.1 billion of 3.25% senior notes due November 1, 2022 and $1 billion of 4.75% senior notes due November 1, 2042. The forward starting interest rate contracts were terminated, and $23 million in associated losses were settled with cash payments to the counterparties. The effective portion of the losses are recorded in accumulated other comprehensive loss in the consolidated balance sheet as of December 31, 2013 and 2012, and will be amortized over the life of the related debt. An insignificant portion of the loss was deemed to be ineffective and recorded in the consolidated statements of income for the year ended December 31, 2012.

The amortization of derivative instruments impacted the consolidated statements of income for the years ended December 31 as follows:

	2013	2012	2011
Interest and debt income	$(24)	$(32)	$(47)
Other expense (income), net	(35)	—	4

Note 3 — Intangible Assets

The changes in the carrying amounts of goodwill by segment were as follows:

	RJR Tobacco	American Snuff	Santa Fe	All Other	Consolidated
Goodwill	$9,065	$2,501	$197	$38	$11,801
Less: Accumulated impairment charges	(3,763)	(28)	—	—	(3,791)

Net goodwill balance as of December 31, 2010 and 2011	5,302	2,473	197	38	8,010
2012 Activity
Foreign currency translation	—	—	—	1	1

Net goodwill balance as of December 31, 2012 and 2013	$5,302	$2,473	$197	$39	$8,011

The changes in the carrying amounts of indefinite-lived intangible assets by segment not subject to amortization were as follows:

	RJR Tobacco		American Snuff	Santa Fe	All Other	Consolidated
	Trademarks	Other	Trademarks	Trademarks	Other	Trademarks	Other
Balance as of December 31, 2010	$1,152	$99	$1,136	$155	$50	$2,443	$149
Impairment charge	(43)	—	—	—	—	(43)	—
Foreign currency translation	—	—	—	—	(1)	—	(1)

Balance as of December 31, 2011	1,109	99	1,136	155	49	2,400	148
Impairment charge	(82)	—	—	—	(47)	(82)	(47)
Foreign currency translation	—	—	—	—	3	—	3

Balance as of December 31, 2012	1,027	99	1,136	155	5	2,318	104
Impairment charge	(32)	—	—	—	—	(32)	—
Foreign currency translation	—	—	—	—	(1)	—	(1)
Reclassified to finite-lived	(18)	—	—	—	—	(18)	—

Balance as of December 31, 2013	$977	$99	$1,136	$155	$4	$2,268	$103

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amounts of finite-lived intangible assets by segment subject to amortization were as follows:

	RJR Tobacco		American Snuff	Consolidated
	Trademarks	Other	Trademarks	Trademarks	Other
Balance as of December 31, 2010	$11	$54	$18	$29	$54
Amortization	(7)	(15)	(2)	(9)	(15)
Impairment charge	—	—	(5)	(5)	—

Balance as of December 31, 2011	4	39	11	15	39
Amortization	(4)	(15)	(2)	(6)	(15)

Balance as of December 31, 2012	—	24	9	9	24
Amortization	—	(4)	(1)	(1)	(4)
Reclassified from indefinite-lived	18	—	—	18	—

Balance as of December 31, 2013	$18	$20	$8	$26	$20

Details of finite-lived intangible assets were as follows:

	December 31, 2013			December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Contract manufacturing agreements	$151	$131	$20	$151	$127	$24
Trademarks	114	88	26	96	87	9

	$265	$219	$46	$247	$214	$33

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Year	Amount
2014	$11
2015	9
2016	8
2017	7
2018	6
Thereafter	5

$46

The impairment testing of trademarks in the fourth quarters of 2013, 2012 and 2011 assumed an increased rate of decline in projected net sales of certain brands, compared with that assumed in the prior year strategic plan. As a result of annual impairment testing, during 2013, impairment was indicated on four of RJR Tobacco’s brands. Additionally, one trademark brand was reclassified from indefinite-lived to finite-lived. During 2012, impairment was indicated primarily on four of RJR Tobacco’s brands. During 2011, impairment was indicated primarily on one of RJR Tobacco’s brands and several loose leaf brands at American Snuff.

The analysis of the fair value of trademarks was based on estimates of fair value on an income approach using a discounted cash flow valuation model under a relief from royalty methodology. The relief-from-royalty model includes the estimates of the royalty rate that a market participant might assume, projected revenues and judgment regarding the discount rate applied to those estimated cash flows, with that discount rate being 10.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during 2013 and 2012, and 10.5% during 2011. The determination of the discount rate was based on a cost of equity model, using a risk-free rate, adjusted by a stock beta-adjusted risk premium and a size premium.

As a result of these analyses, RJR Tobacco and American Snuff recorded trademark impairment charges based on the excess of certain brands’ carrying values over their estimated fair values. These trademark impairment charges are reflected as decreases in the carrying value of the trademarks in the consolidated balance sheets as of December 31, 2013 and 2012, as trademark and other intangible asset impairment charges in the consolidated statements of income for the years ended December 31, 2013, 2012 and 2011, and had no impact on cash flows. Certain brands are being amortized over their remaining lives, which range from 1 to 15 years, consistent with the pattern of economic benefits estimated to be received.

During the fourth quarter of 2012, a change in the use of an other intangible asset within the All Other segment was determined. As a result, the $47 million carrying value of the other intangible asset was fully impaired.

For the annual impairment testing of the goodwill of RAI’s reporting units, each reporting unit’s estimated fair value was compared with its carrying value. A reporting unit is an operating segment or one level below an operating segment. The determination of estimated fair value of each reporting unit was calculated primarily utilizing an income approach model, based on the present value of the estimated future cash flows of the reporting unit assuming a discount rate during 2013 of 9.75% for each of RJR Tobacco and American Snuff and 10.25% for Santa Fe. The determination of the discount rate was based on a weighted average cost of capital. Additionally, the aggregate estimated fair value of the reporting units, determined with the use of the income approach model, was compared with RAI’s market capitalization. The estimated fair value of each reporting unit was substantially greater than its respective carrying value.

Note 4 — Restructuring Charges

On March 14, 2012, RAI announced that it and its subsidiaries, RJR Tobacco and RAI Services Company, referred to as RAISC, had completed a business analysis designed to identify resources to reinvest in their businesses. As a result of this initiative, the total U.S. workforce of RAI and its subsidiaries will decline by a net of approximately 10% upon the completion of the restructuring by the end of 2015.

Under existing severance plans, $111 million of severance, benefits and related costs and $38 million of pension-related benefits comprised a restructuring charge of $149 million during the first quarter of 2012. Of this charge, $138 million was recorded in the RJR Tobacco segment. As of December 31, 2013, $92 million had been utilized. Accordingly, in the consolidated balance sheet as of December 31, 2013, $19 million was included in other current liabilities and $38 million was included in other noncurrent liabilities.

The components of the restructuring charge accrued and utilized were as follows:

Employee Severance and Benefits
Original accrual	$149
Utilized in 2012	(78)

Balance as of December 31, 2012	71
Utilized in 2013	(14)

Balance as of December 31, 2013	$57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Income Per Share

The components of the calculation of income per share were as follows:

	For the Years Ended December 31,
	2013	2012	2011
Net income	$1,718	$1,272	$1,406

Basic weighted average shares, in thousands	544,925	565,570	582,320
Effect of dilutive potential shares:
Restricted stock units	2,024	2,303	3,063

Diluted weighted average shares, in thousands	546,949	567,873	585,383

Note 6 — Inventories

The major components of inventories at December 31 were as follows:

	2013	2012
Leaf tobacco	$1,049	$919
Other raw materials	66	51
Work in process	70	63
Finished products	130	125
Other	18	18

Total	1,333	1,176
Less LIFO allowance	206	192

	$1,127	$984

Inventories valued under the LIFO method were $519 million and $443 million at December 31, 2013 and 2012, respectively, net of the LIFO allowance. The LIFO allowance reflects the excess of the current cost of LIFO inventories at December 31, 2013 and 2012, over the amount at which these inventories were carried on the consolidated balance sheets. RAI recorded expense of $14 million and $7 million from LIFO inventory changes during 2013 and 2012, respectively, and income of $12 million from LIFO inventory changes during 2011.

Note 7 — Other Current Liabilities

Other current liabilities at December 31 included the following:

	2013	2012
Payroll and employee benefits	$179	$129
Pension and other postretirement benefits	79	74
Marketing and advertising	117	106
Declared dividends	339	326
Excise, franchise and property tax	157	149
Restructuring	19	16
Tobacco quota buyout	52	55
Other	174	135

	$1,116	$990

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Income Taxes

The components of the provision for income taxes from operations for the years ended December 31 were as follows:

	2013	2012	2011
Current:
Federal	$563	$647	$572
State and other	148	78	108

	711	725	680

Deferred:
Federal	254	(45)	80
State and other	58	1	20

	312	(44)	100

	$1,023	$681	$780

Significant components of deferred tax assets and liabilities for the years ended December 31 included the following:

	2013	2012
Deferred tax assets:
Pension and other postretirement liabilities	$522	$726
Tobacco settlement accruals	677	990
Other accrued liabilities	71	62
Other noncurrent liabilities	150	153

Subtotal	1,420	1,931
Less: valuation allowance	(36)	(33)

	1,384	1,898

Deferred tax liabilities:
LIFO inventories	(156)	(158)
Property and equipment	(232)	(242)
Trademarks and other intangibles	(916)	(936)
Other	(120)	(115)

	(1,424)	(1,451)

Net deferred tax asset (liability)	$(40)	$447

The current and noncurrent components of deferred tax assets and liabilities for the years ended December 31 were as follows:

	2013	2012
Current deferred tax assets	$606	$908
Noncurrent deferred tax assets	12	—
Noncurrent deferred tax liabilities	(658)	(461)

	$(40)	$447

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RAI had a $105 million and $99 million federal capital loss carryforward at December 31, 2013, and December 31, 2012, respectively. The increase in 2013 resulted from the termination of an investment during 2013. The federal capital loss carryforwards will expire in 2015, 2016 and 2018 and can be utilized only to the extent net capital gains are generated during the carryforward period.

In 2011, a $33 million valuation allowance was established to fully offset a deferred tax asset related to the federal capital loss carryforward. In 2013, the valuation allowance was increased by $3 million to $36 million to fully offset a deferred tax asset related to a capital loss resulting from the termination of an investment. RAI believes it is unlikely that this deferred tax asset will be realized through the expected generation of future net capital gains. No valuation allowance was established on other deferred tax assets as of the years ended December 31, 2013, 2012, or 2011, as RAI believes it is more likely than not that all of such deferred tax assets will be realized through the expected generation of future taxable income.

Pre-tax income (loss) for domestic and foreign operations for the years ended December 31 consisted of the following:

	2013	2012	2011
Domestic (includes U.S. exports)	$2,737	$1,983	$2,157
Foreign	4	(30)	29

	$2,741	$1,953	$2,186

The differences between the provision for income taxes from operations and income taxes computed at statutory U.S. federal income tax rates for the years ended December 31 were as follows:

	2013	2012	2011
Income taxes computed at the statutory U.S. federal income tax rate	$959	$684	$765
State and local income taxes, net of federal tax benefits	135	107	96
Domestic manufacturing deduction	(55)	(60)	(60)
Other items, net	(16)	(50)	(21)

Provision for income taxes from operations	$1,023	$681	$780

Effective tax rate	37.3%	34.9%	35.7%

The effective tax rate for 2013, as compared to 2012, was unfavorably impacted by an increase in tax attributable to a decrease in the domestic production activities deduction of the American Jobs Creation Act of 2004. The effective tax rate for 2012 was favorably impacted by a decrease in tax attributable to the reversal of tax reserves and interest related to various state statute expirations and audit settlements. The effective tax rate for 2011 was favorably impacted by a decrease in tax attributable to the reversal of tax reserves and interest on a state statute expiration. The effective tax rate for each period differed from the federal statutory rate of 35% due to the impact of state taxes and certain nondeductible items, offset by the favorable impact of the domestic production activities deduction.

On January 2, 2013, the American Taxpayer Relief Act of 2012, referred to as the ATRA, was signed into law. The ATRA retroactively reinstated and extended the Federal Research and Development Tax Credit from January 2, 2012 to December 31, 2013. The impact of the ATRA did not significantly impact RAI’s annual effective income tax rate in 2012 and 2013.

At December 31, 2013, there were $464 million of accumulated and undistributed foreign earnings. Of this amount, RAI has invested $27 million and has plans to invest $54 million overseas. RAI has recorded either

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

current or deferred income taxes related to the $383 million of accumulated foreign earnings in excess of its historical and planned overseas investments.

The deferred tax benefits included in accumulated other comprehensive loss were $63 million for retirement benefits, $11 million for unrealized losses on long-term investments and $8 million for realized loss on hedging instruments as of December 31, 2013, and $223 million for retirement benefits, $14 million for unrealized losses on long-term investments and $9 million for realized loss on hedging instruments as of December 31, 2012. RAI has recorded deferred tax benefits of $4 million and $16 million for cumulative translation adjustments and other in accumulated other comprehensive loss as of December 31, 2013 and 2012, respectively.

The accruals for gross unrecognized income tax benefits, including interest and penalties, reflected in other noncurrent liabilities were $70 million and $77 million at December 31, 2013 and 2012, respectively. RAI accrues interest and penalties related to accruals for income taxes and reflects these amounts in income tax expense. The gross amount of interest accrued at December 31, 2013 and 2012, was $7 million and $9 million, respectively. The gross amount of penalties accrued was $1 million at December 31, 2013 and 2012.

A reconciliation of the gross unrecognized income tax benefits is as follows:

	2013	2012	2011
Balance at beginning of year	$68	$128	$127
Gross increases related to current period tax positions	4	4	6
Gross increases related to tax positions in prior periods	—	1	1
Gross decreases related to tax positions in prior periods	(3)	(7)	(1)
Gross increases (decreases) related to audit settlements	(1)	(31)	1
Gross decreases related to lapse of applicable statute of limitations	(6)	(27)	(6)

Balance at end of year	$62	$68	$128

At December 31, 2013, $50 million of unrecognized income tax benefits including interest and penalties, if recognized, would decrease RAI’s effective tax rate.

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

RAI and its subsidiaries file income tax returns in the U.S. federal and various state and foreign jurisdictions. The U.S. federal statute of limitations remains open for the year 2010 and forward, with 2010 and 2011 currently under examination by the Internal Revenue Service as part of a routine audit conducted in the ordinary course of business. State and foreign jurisdictions have statutes of limitations generally ranging from three to five years. Certain of RAI’s state tax returns are currently under examination by various states as part of routine audits conducted in the ordinary course of business.

Note 9 — Borrowing Arrangements

Credit Agreements

On October 8, 2013, RAI entered into a credit agreement, referred to as the New Credit Agreement, with a syndicate of lenders, providing for a four-year $1.35 billion senior unsecured revolving credit facility, which may be increased to $1.6 billion at the discretion of the lenders upon the request of RAI. The New Credit Agreement replaced RAI’s previous $750 million revolving credit facility, referred to as the Prior Credit Agreement, which would have matured on July 29, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

RAI is able to use the revolving credit facility under the New Credit Agreement for borrowings and issuances of letters of credit at its option, subject to a $300 million sublimit on the aggregate amount of letters of credit. Issuances of letters of credit reduce availability under such revolving credit facility. As of December 31, 2013, there were no borrowings, and $6 million of letters of credit outstanding, under the New Credit Agreement.

Under the terms of the New Credit Agreement, RAI is required to pay a facility fee of between 0.125% and 0.30% per annum, based generally on the ratings of RAI’s senior, unsecured, long-term indebtedness, on the lender commitments in respect of the revolving credit facility thereunder.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Term Loan

On March 15, 2013, RAI entered into a term loan, referred to as the Term Loan, with a syndicate of lenders, providing for an unsecured delayed draw term loan facility, with a maximum borrowing capacity of up to $500 million and a maturity date of December 27, 2013. In the second quarter of 2013, RAI borrowed the entire $500 million under the Term Loan. RAI repaid the Term Loan in the second half of 2013.

Note 10 — Long-Term Debt

Long-term debt, net of discounts and including adjustments associated with interest rate swaps, as of December 31, consisted of the following:

	2013	2012
1.05% guaranteed, notes due 2015	$450	$449
3.25% guaranteed, notes due 2022	1,099	1,099
4.75% guaranteed, notes due 2042	991	991
4.85% guaranteed, notes due 2023	550	—
6.15% guaranteed, notes due 2043	547	—
6.75% guaranteed, notes due 2017	765	781
7.25% guaranteed, notes due 2037	448	448
7.30% guaranteed, notes due 2015	—	200
7.625% guaranteed, notes due 2016	—	818
7.75% guaranteed, notes due 2018	249	249
Total long-term debt (less current maturities)	5,099	5,035
Current maturities of long-term debt	—	60

	$5,099	$5,095

As of December 31, 2013, the maturities of RAI’s notes, net of discounts, were as follows:

Year	Amount
2015	$450
2017	700
2018	249
2022 and thereafter	3,635

$5,034

In conjunction with their obligations under the New Credit Agreement, RAI’s Material Subsidiaries, RJR Tobacco and American Snuff Co., among other subsidiaries, guaranteed the RAI notes. At its option, RAI may redeem any or all of its outstanding notes, in whole or in part at any time, subject to the payment of a make-whole premium.

On June 1, 2012, RAI repaid $450 million in principal of debt due in 2012. In addition, in June 2012, RJR prepaid the remaining insignificant amount of RJR’s guaranteed, unsecured long-term debt that was due in 2015. As a result of the repayment of these notes, RAI is no longer required to present condensed consolidated financial statements relating to RJR’s remaining outstanding notes.

In October 2012, RAI completed the sale of $2.55 billion in aggregate principal amount of senior notes, consisting of $450 million of 1.05% senior notes due October 30, 2015, $1.1 billion of 3.25% senior notes due

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 1, 2022 and $1 billion of 4.75% senior notes due November 1, 2042. A portion of the proceeds were used in December 2012 to redeem the $625 million principal amount of 7.25% notes due in 2013. A loss of $21 million on the early extinguishment was recorded in the fourth quarter of 2012, and was included in other expense, net in the consolidated statements of income.

On August 15, 2013, RJR repaid at maturity $60 million in principal amount of its notes. RJR has no remaining outstanding debt.

In September 2013, RAI completed the sale of $1.1 billion in aggregate principal amount of senior notes, consisting of $550 million 4.85% notes due September 15, 2023, and $550 million 6.15% notes due September 15, 2043. Interest on these notes is paid semi-annually.

In September 2013, RAI called for the redemption of the $200 million outstanding principal amount of its 7.30% notes due in 2015, and the $775 million outstanding principal amount of its 7.625% notes due in 2016. A loss of $124 million on the early extinguishment, which includes $35 million of the unamortized portion of the interest rate swap agreements associated with the 7.625% notes, was included in other expense, net in the consolidated statements of income for the year ended December 31, 2013.

See note 2 for additional information on interest rate management of the long-term debt.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Theories of Recovery

The plaintiffs seek recovery on a variety of legal theories, including negligence, strict liability in tort, design defect, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, medical monitoring and violations of state and federal antitrust laws. In certain of these cases, the plaintiffs claim that cigarette smoking exacerbated injuries caused by exposure to asbestos.

The plaintiffs seek various forms of relief, including compensatory and, where available, punitive damages, treble or multiple damages and statutory damages and penalties, creation of medical monitoring and smoking cessation funds, disgorgement of profits, and injunctive and other equitable relief. Although alleged damages often are not determinable from a complaint, and the law governing the pleading and calculation of damages varies from jurisdiction to jurisdiction, compensatory and punitive damages have been specifically pleaded in a number of cases, sometimes in amounts ranging into the hundreds of millions and even billions of dollars.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Tobacco-Related Litigation Contingencies

In accordance with GAAP, RAI and its subsidiaries, including RJR Tobacco, American Snuff Co. and SFNTC, as applicable, record any loss concerning litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated on an individual case-by-case basis. For the reasons set forth below, RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular claim concerning the use of smokeless tobacco products against American Snuff Co., when viewed on an individual basis, is not probable, except for the nine Engle Progeny cases noted below.

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

An accrual of $21 million has been recorded in RAI’s consolidated balance sheet as of December 31, 2013. This amount includes $5.4 million for compensatory and punitive damages and $5.6 million for attorneys’ fees and statutory interest through December 31, 2013, for nine Engle Progeny cases — Jimmie Lee Brown, Sherman, Koballa, Ward, Duke, Walker, Hiott, Kirkland and Sury, described below. It also includes $10 million for estimated costs that have been accrued in connection with the U.S. Department of Justice case, also described below. During the fourth quarter of 2013, a payment of $305,000 ($250,000 for compensatory damages and $55,000 for attorneys’ fees and interest) was made in satisfaction of the adverse judgment in the Douglas case, an Engle Progeny case, described below. Also, a payment of $1.5 million was made in satisfaction of the adverse judgment in the Smith case, an individual smoking and health case. Additionally, a payment of $14 million was made in satisfaction of the adverse judgment in the State of Vermont v. R. J. Reynolds Tobacco Co. Eclipse advertising case, described below. Finally, payment in Ward, an Engle Progeny case, of $2.4 million was made on January 31, 2014. No other liabilities for pending smoking and health litigation have been recorded as of December 31, 2013. As other cases proceed through the appellate process, RAI will consider making further accruals on an individual case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.

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

Finally, as discussed under “— Litigation Affecting the Cigarette Industry — State Settlement Agreements —Enforcement and Validity; Adjustments,” RJR Tobacco and B&W each has settled certain cases brought by states concerning the enforcement of State Settlement Agreements. Despite legal defenses believed to be valid, these cases were settled to avoid further contentious litigation with the states involved. These enforcement actions involve alleged breaches of State Settlement Agreements based on specific actions taken by particular defendants. Accordingly, any future enforcement actions involving State Settlement Agreements will be reviewed by RJR Tobacco on the merits and should not be affected by the settlement of prior enforcement cases.

American Snuff Co. also believes that it has valid defenses to the smokeless tobacco litigation against it. American Snuff Co. asserted and will continue to assert some or all of these defenses in each case at the time and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the manner deemed appropriate by American Snuff Co. and its counsel. No verdict or judgment has been returned or entered against American Snuff Co. on any claim for personal injuries allegedly resulting from the use of smokeless tobacco products. American Snuff Co. intends to defend vigorously all smokeless tobacco litigation claims asserted against it. No liability for pending smokeless tobacco litigation was recorded in RAI’s consolidated balance sheet as of December 31, 2013.

Cautionary Statement

Even though RAI’s management continues to conclude that the loss of particular pending smoking and health tobacco litigation claims against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular case concerning the use of smokeless tobacco products against American Snuff Co., when viewed on an individual case-by-case basis, is not probable, the possibility of material losses related to such litigation is more than remote. Litigation is subject to many uncertainties, and generally, it is not possible to predict the outcome of any particular litigation pending against RJR Tobacco, American Snuff Co. or their affiliates or indemnitees, or to reasonably estimate the amount or range of any possible loss.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discussed below include cases brought solely against RJR Tobacco and its affiliates, including RAI and RJR; cases brought against both RJR Tobacco, its affiliates and B&W; and cases brought solely against B&W and assumed by RJR Tobacco in the B&W business combination.

During the fourth quarter of 2013, three tobacco-related cases were served against RJR Tobacco or its affiliates or indemnitees. On December 31, 2013, there were 165 cases pending against RJR Tobacco or its affiliates or indemnitees: 149 in the United States and 16 in Canada, as compared with 174 total cases on December 31, 2012. The U.S. case number does not include the approximately 564 individual smoker cases pending in West Virginia state court as a consolidated action, 5,131 Engle Progeny cases, involving approximately 6,323 individual plaintiffs, and 2,572 Broin II cases (as hereinafter defined), pending in the United States against RJR Tobacco or its affiliates or indemnitees. Of the U.S. cases pending on December 31, 2013, 16 are pending in federal court, 132 in state court and 1 in tribal court, primarily in the following states: Florida (26 cases); Maryland (22 cases); Missouri (19 cases); New York (14 cases); Louisiana (9 cases); and California (9 cases).

The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco or its affiliates or indemnitees as of December 31, 2013, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees as of September 30, 2013, as reported in RAI’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, filed with the SEC on October 22, 2013, and a cross-reference to the discussion of each case type.

Case Type	RJR Tobacco’s Case Numbers as of December 31, 2013	Change in Number of Cases Since September 30, 2013 Increase/(Decrease)	Page Reference
Individual Smoking and Health	94	(2)	109
West Virginia IPIC (Number of Plaintiffs)*	1 (approx. 564)	approx. 534	111
Engle Progeny (Number of Plaintiffs)**	5,131 (approx. 6,323)	(56) (21)	111
Broin II	2,572	(2)	126
Class-Action	8	No change	126
Health-Care Cost Recovery	2	No change	129
State Settlement Agreements — Enforcement and Validity; Adjustments	31	No change	137
Antitrust	1	No change	142
Other Litigation and Developments	12	2	142

*	Includes as one case the approximately 564 cases pending as a consolidated action In Re: Tobacco Litigation Individual Personal Injury Cases, sometimes referred to as West Virginia IPIC cases, described below. The West Virginia IPIC cases have been separated from the Individual Smoking and Health cases for reporting purposes.

**	The Engle Progeny cases have been separated from the Individual Smoking and Health cases for reporting purposes. The number of cases has decreased as the result of many of the federal and state court cases being dismissed or duplicate actions being consolidated.

The following cases against RJR Tobacco and B&W have attracted significant attention: the Florida state court class-action case, Engle v. R. J. Reynolds Tobacco Co. and the related Engle Progeny cases; and the case brought by the U.S. Department of Justice under the federal Racketeer Influenced and Corrupt Organizations Act, referred to as RICO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In the wake of Engle, thousands of individual progeny actions were filed in federal and state courts in Florida. Such actions are commonly referred to as “Engle Progeny” cases. As of December 31, 2013, 1,925 Engle Progeny cases were pending in federal court, and 3,206 of them were pending in state court. These cases include approximately 6,323 plaintiffs. In addition, as of December 31, 2013, RJR Tobacco was aware of 16 additional Engle Progeny cases that had been filed but not served. Eighty Engle Progeny cases have been tried in Florida state and federal courts since 2011, and numerous state court trials are scheduled for 2014. The number of pending cases fluctuates for a variety of reasons, including voluntary and involuntary dismissals. Voluntary dismissals include cases in which a plaintiff accepts an “offer of judgment,” referred to in Florida statutes as “proposals for settlement,” from RJR Tobacco and/or its affiliates. An offer of judgment, if rejected by the plaintiff, preserves RJR Tobacco’s right to recover attorneys’ fees under Florida law in the event of a verdict favorable to RJR Tobacco. Such offers are sometimes made through court-ordered mediations.

In Engle Progeny cases tried to date, a central issue has been the proper use of the preserved Engle findings. RJR Tobacco has argued that use of the Engle findings to establish individual elements of progeny claims (such as defect, negligence and concealment) is a violation of federal due process. In 2013, however, both the Florida Supreme Court and the U.S. Court of Appeals for the Eleventh Circuit, referred to as the Eleventh Circuit, rejected that argument. In addition to this global due process argument, RJR Tobacco raises many other factual and legal defenses as appropriate in each case. These defenses may include, among other things, arguing that the plaintiff is not a proper member of the Engle class, that the plaintiff did not rely on any statements by any tobacco company, that the trial was conducted unfairly, that some or all claims are barred by applicable statutes of limitation or statutes of repose, or that any injury was caused by the smoker’s own conduct.

Thirteen Engle Progeny cases have become final to date. These cases resulted in aggregate payments by RJR Tobacco of $109.8 million ($83.1 million for compensatory and punitive damages and $26.7 million for attorneys’ fees and statutory interest). During the fourth quarter of 2013, a payment of $305,000 ($250,000 for compensatory damages and $55,000 for attorneys’ fees and interest) was made in satisfaction of the adverse judgment in the Douglas case, an Engle Progeny case, described below. Payment in Ward, an Engle Progeny case, of $2.4 million was made on January 31, 2014.

In 2013, four Engle Progeny cases became final. These cases resulted in RJR Tobacco paying $6.5 million ($1.8 million for compensatory damages and $4.7 million for attorneys’ fees and statutory interest). In Bowman v. R. J. Reynolds Tobacco Co., Reese v. R. J. Reynolds Tobacco Co., and Weingart v. R. J. Reynolds Tobacco Co., the plaintiffs’ judgments were affirmed in an initial appeal, and RJR Tobacco decided to not seek further review. Bowman, Reese and Weingart resulted in an aggregate payment of $6.2 million ($1.5 million for compensatory damages and $4.7 million for attorneys’ fees and interest) in the second quarter of 2013. In Douglas v. Philip Morris USA, Inc., the Florida Supreme Court ruled against RJR Tobacco on its global due process argument, and the U.S. Supreme Court denied RJR Tobacco’s ensuing petition for certiorari. Douglas resulted in a payment by RJR Tobacco of $305,000 ($250,000 for compensatory damages and $55,000 for attorneys’ fees and statutory interest) in the fourth quarter of 2013. In addition, based on its evaluation of the Jimmie Lee Brown, Sherman, Koballa, Ward, Duke, Walker, Hiott, Kirkland and Sury cases, RJR Tobacco reflected an accrual for loss of $11 million in these cases ($5.4 million for compensatory and punitive damages and $5.6 million for attorneys’ fees and statutory interest). The following chart reflects the details related to these cases:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Compensatory Damages (as adjusted)(1)	Punitive Damages	Status
Bowman	30%	$450,000	$—	Paid
Reese	30%	1,065,000	—	Paid
Weingart	3%	4,500	—	Paid
Douglas	5%	250,000	—	Paid
Ward	30%	487,000	1,700,000	Paid in January 2014
Sherman	50%	775,000	—	Pending-Florida Supreme Court
Jimmie Lee Brown	50%	600,000	—	Pending-Florida Supreme Court
Koballa	30%	300,000	—	Notice to invoke jurisdiction of Florida Supreme Court pending
Kirkland	10%	260,000	—	Affirmed by Second DCA
Duke	25%	7,676	—	Preparing to seek review with U.S. Supreme Court
Walker	10%	27,500	—	Preparing to seek review with U.S. Supreme Court
Hiott	40%	730,000	—	Preparing to seek review with the Florida Supreme Court
Sury	20%	500,000	—	Florida Supreme Court denied petition for review

Totals		$5,456,676	$1,700,000

(1)

Compensatory damages are adjusted to reflect the reduction required by the allocation of fault. Punitive damages are not adjusted and reflect the amount of the final judgment(s) signed by the trial court judge(s). The amounts listed above do not include attorneys’ fees or statutory interest that apply to the judgments.

In 2012, four Engle Progeny cases became final. These cases resulted in RJR Tobacco paying $34 million ($25.8 million for compensatory and punitive damages and $8.1 million for attorneys’ fees and statutory interest) in 2012. The following chart reflects the details related to these cases:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, four Engle Progeny cases became final in 2011, which resulted in RJR Tobacco paying $66.5 million ($53.3 million for compensatory and punitive damages and $13.5 million for attorneys’ fees and statutory interest) in 2012. The following chart reflects the details related to these cases:

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

The following chart reflects verdicts in all other individual Engle Progeny cases, pending as of December 31, 2013, in which a verdict has been returned against RJR Tobacco or B&W, or both, and has not been set aside on appeal. No liability for any of these cases has been recorded in RAI’s consolidated balance sheet as of December 31, 2013. This chart does not include the mistrials or verdicts returned in favor of RJR Tobacco or B&W, or both.

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Compensatory Damages (as adjusted)(1)	Punitive Damages	Appeal Status
Cohen	33.3%	$3,300,000	$—	Punitive damages set aside; remanded for partial new trial; notice to invoke jurisdiction of Florida Supreme Court pending

Townsend	51%	5,500,000	20,000,000	Notice to invoke jurisdiction of Florida Supreme Court pending

Buonomo	77.5%	4,060,000	—	Punitive damages set aside; remanded for new trial; notice to invoke jurisdiction of Florida Supreme Court pending

Webb	90%	—	—	Reversed and remanded for new trial on damages

Mack	65%	1,885,000	—	Pending — First DCA

Soffer	40%	2,000,000	—	Notice to invoke jurisdiction of Florida Supreme Court pending

Ciccone	30%	1,000,000	—	Notice to invoke jurisdiction of Florida Supreme Court pending

Hallgren	25%	1,000,000(3)	750,000	Notice to invoke jurisdiction of Florida Supreme Court pending

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Compensatory Damages (as adjusted)(1)		Punitive Damages	Appeal Status

Emmon Smith	70%	7,000,000		20,000,000	Motion for rehearing pending — First DCA

Calloway	27%	16,100,000	(4)	17,250,000	Pending — Fourth DCA

Hancock	5%	700		—	Pending — Fourth DCA

Sikes	51%	3,520,000		2,000,000	Pending — First DCA

James Smith	55%	600,000	(5)	20,000	Pending — Eleventh Circuit

Schlenther	50%	5,030,000	(5)	2,500,000	Pending — Second DCA

Ballard	55%	5,000,000		—	Pending — Third DCA

Lock	9%	103,500		—	Pending — Second DCA

Williams	85%	4,250,000		—	Pending — Third DCA

Evers	60%	1,938,000		—	Punitive damages reversed; pending — Second DCA

Schoeff	75%	7,875,000		30,000,000	Pending — Fourth DCA

Marotta	58%	3,480,000		—	Pending — Fourth DCA

Searcy	30%	1,000,000	(6)	1,670,000	Pending — Eleventh Circuit

Aycock	72.5%	4,277,000		—	Pending — Eleventh Circuit

Earl Graham	20%	550,000		—	Pending — Eleventh Circuit

Starr-Blundell	10%	50,000		—	Pending — First DCA

Odum	50%	100,000		—	Pending — First DCA

Skolnick	30%	767,000		—	Pending — Fourth DCA

Thibault	70%	1,750,000	(5)	1,275,000	Pending — First DCA

Grossman	75%	15,350,000	(5)	22,500,000	Pending — Fourth DCA

Gafney	33%	1,914,000		—	Pending — Fourth DCA

Crawford	70%	9,000,000		1,000,000	Pending — Third DCA

Harford	18%	59,000		—	Post-trial motions are pending(2)

Cheeley	50%	3,000,000		2,000,000	Post-trial motions are pending(2)

Totals		$111,459,200		$120,965,000

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)

In its ruling on the post-trial motions, the court determined that the jury’s apportionment of comparative fault did not apply to the compensatory damages award and found the defendants jointly and severally liable.

(5)	The court did not apply comparative fault in the final judgment.

(6)	The court held the defendants liable for the entire $1 million, even though the jury allocated 40% of fault to the plaintiff and 60% to the defendants.

Outstanding judgments in favor of the Engle Progeny plaintiffs have been entered and remain outstanding against RJR Tobacco in the amount of $111,459,200 in compensatory damages (as adjusted) and in the amount of $120,965,000 in punitive damages, for a total of $232,424,200. All of these verdicts are at various stages in the appellate process. RJR Tobacco continues to believe that it has valid defenses in these cases, including case-specific issues beyond the due process issue discussed above. It is the policy of RJR Tobacco and its affiliates to vigorously defend all smoking and health claims, including in Engle Progeny cases.

Should RJR Tobacco not prevail in any particular individual Engle Progeny case or determine that in any individual Engle Progeny case an unfavorable outcome has become probable and the amount can be reasonably estimated, a loss would be recognized, which could have a material adverse effect on earnings and cash flows of RAI in a particular fiscal quarter or fiscal year. This position on loss recognition for Engle Progeny cases as of December 31, 2013, is consistent with RAI’s and RJR Tobacco’s historic position on loss recognition for other smoking and health litigation. It is also the policy of RJR Tobacco to record any loss concerning litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated on an individual case-by-case basis.

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

Scheduled Trials.    Trial schedules are subject to change, and many cases are dismissed before trial. It is likely that RJR Tobacco and other cigarette manufacturers will have an increased number of tobacco-related trials in 2014. There are nine cases, exclusive of Engle Progeny cases, scheduled for trial as of December 31, 2013 through December 31, 2014, for RJR Tobacco or its affiliates and indemnitees: two non-smoking and health cases, six individual smoking and health cases and one class action. There are 65 Engle Progeny cases against RJR Tobacco and/or B&W set for trial through December 31, 2014, but it is not known how many of these cases will actually be tried.

Trial Results.    From January 1, 2011 through December 31, 2013, 85 smoking and health, Engle Progeny and health-care cost recovery cases in which RJR Tobacco or B&W were defendants were tried, including 4 trials for cases where mistrials were declared in the original proceedings. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 41 cases, including 11 mistrials, tried in Florida (38), Missouri (1) and West Virginia (2). Verdicts in favor of the plaintiffs were returned in 40 cases tried in Florida and one in New York. Three cases in Florida were dismissed during trial.

In the fourth quarter of 2013, two Engle Progeny cases in which RJR Tobacco was a defendant were tried:

•	In Blasco v. R. J. Reynolds Tobacco Co., RJR Tobacco was voluntarily dismissed after trial began.

•	In Chamberlain v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants, including RJR Tobacco.

For a detailed description of the above-described cases, see “— Engle and Engle Progeny Cases” below.

In addition, since the end of the fourth quarter of 2013, decisions were entered in the following Engle Progeny cases:

•	In Bush v. R. J. Reynolds Tobacco Co., the court declared a mistrial due to the inability to seat a jury.

•	In Meeker v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco.

•	In Cuculino v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco and against the remaining defendant.

•	In the Anderson v. R. J. Reynolds Tobacco Co. retrial, the jury returned a verdict in favor of RJR Tobacco.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•

In Harford v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the plaintiff to be 82% at fault and RJR Tobacco to be 18% at fault, and awarded $330,000 in compensatory damages. Punitive damages were not awarded.

•

In Cheeley v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, Georgia Cheeley, to be 50% at fault and RJR Tobacco to be 50% at fault, and awarded $3 million in compensatory damages and $2 million in punitive damages.

•	In Deshaies v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco.

In the fourth quarter of 2013, no non-Engle Progeny individual smoking and health cases in which RJR Tobacco was a defendant were tried.

The following chart reflects the verdicts in the smoking and health cases or health-care cost recovery cases that have been tried and remain pending as of December 31, 2013, in which verdicts have been returned against RJR Tobacco or B&W, or both. For information on the verdicts in the Engle Progeny cases that have been tried and remain pending as of December 31, 2013, in which verdicts have been returned against RJR Tobacco or B&W, or both, see the Engle Progeny cases chart above. For information on the post-trial status of individual smoking and health cases and the governmental health-care cost recovery case, see “— Individual Smoking and Health Cases,” and “—Health-Care Cost Recovery Cases — U.S. Department of Justice Case,” respectively, below:

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

Individual Smoking and Health Cases

As of December 31, 2013, 94 individual cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II, Engle Progeny or West Virginia IPIC cases discussed below. A total of 92 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining two cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to environmental tobacco smoke, referred to as ETS.

Below is a description of the individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from October 1, 2013 to December 31, 2013, or remained on appeal as of December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 1, 2005, the jury returned a split verdict in Smith v. Brown & Williamson Tobacco Corp., a case filed in May 2003 in Circuit Court, Jackson County, Missouri, finding in favor of B&W on two counts, fraudulent concealment and conspiracy, and finding in favor of the plaintiffs on negligence, which incorporates failure to warn and product defect claims. The plaintiffs were awarded $2 million in compensatory damages and $20 million in punitive damages; however, the jury found the plaintiff to be 75% at fault and B&W 25% at fault, and thus the compensatory award was reduced to $500,000. The Missouri Court of Appeals affirmed the compensatory damages award but reversed and ordered a new trial on punitive damages. On July 29, 2009, RJR Tobacco, on behalf of B&W, paid the compensatory damages verdict, plus interest, in the amount of approximately $700,000. In August 2009, the jury in the punitive damages retrial returned a verdict for the plaintiffs and awarded the plaintiffs $1.5 million in punitive damages. B&W and the plaintiffs filed notices of appeal in December 2009. In October 2012, the Missouri Court of Appeals reversed the punitive damages award entered in August 2009, and remanded the case for another new trial on punitive damages. In November 2012, B&W filed an application for transfer to the Missouri Supreme Court, which was granted in December 2012. The Missouri Supreme Court affirmed the trial court’s judgment in September 2013. RJR Tobacco paid $1.5 million in satisfaction of the judgment on November 1, 2013.

On May 26, 2010, the jury returned a verdict in favor of the plaintiff in Izzarelli v. R. J. Reynolds Tobacco Co., a case filed in December 1999 in the U.S. District Court for the District of Connecticut. The plaintiff sought to recover damages for personal injuries that the plaintiff alleges she sustained as a result of unsafe and unreasonably dangerous cigarette products and for economic losses she sustained as a result of unfair trade practices of the defendant. The jury found RJR Tobacco to be 58% at fault and the plaintiff to be 42% at fault, awarded $13.9 million in compensatory damages and found the plaintiff to be entitled to punitive damages. In December 2010, the court awarded the plaintiff $3.97 million in punitive damages. Final judgment was entered on December 30, 2010, in the amount of $11.95 million. The court granted the plaintiff’s motion for offer of judgment interest, and awarded the plaintiff $15.8 million for the period of December 6, 1999 up to and including December 5, 2010, and approximately $4,000 per day thereafter until an amended judgment was entered. The amended judgment was entered in the amount of approximately $28.1 million on March 4, 2011. RJR Tobacco filed a notice of appeal in September 2011, and the plaintiff thereafter cross appealed with respect to the punitive damages award. In September 2013, the U.S. Court of Appeals for the Second Circuit issued an opinion that certified the following question to the Connecticut Supreme Court: “Does Comment i to section 402A of the Restatement (Second) of Torts preclude a suit premised on strict products liability against a cigarette manufacturer based on evidence that the defendant purposefully manufactured cigarettes to increase daily consumption without regard to the resultant increase in exposure to carcinogens, but in the absence of evidence of any adulteration or contamination?” Subsequently, the plaintiff submitted a motion to the U.S. Court of Appeals for the Second Circuit to amend the certification order to add a second question to the Connecticut Supreme Court: “Does Comment i to section 402A of the Restatement (Second) of Torts preclude a claim under the [Connecticut Products Liability Act] against a cigarette manufacturer for negligence (in the design of its cigarette products)?” RJR Tobacco opposed that motion, and the Second Circuit thereafter denied the plaintiff’s motion. The Connecticut Supreme Court accepted the certified question and denied the plaintiff’s request to amend the question with the same additional question that the plaintiff proposed to the Second Circuit. Briefing before the Connecticut Supreme Court on the certified question is underway. The Second Circuit has retained jurisdiction over the parties’ appeals and will decide the case after the Connecticut Supreme Court has completed its proceedings.

On June 19, 2013, in Whitney v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants, including RJR Tobacco. The case was filed in January 2011, in the Circuit Court, Alachua County, Florida. The plaintiff alleged that as a result of using the defendants’ products, she suffers from lung cancer and emphysema. Final judgment was entered on July 10, 2013. The plaintiff’s motion for a new trial was denied. The plaintiff filed a notice of appeal to the First District Court of Appeal, and the defendants filed a notice of cross appeal in August 2013. Briefing is underway.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

West Virginia IPIC

In re: Tobacco Litigation Individual Personal Injury Cases began in 1999, in West Virginia state court, as a series of roughly 1200 individual plaintiff cases making claims with respect to cigarettes manufactured by Philip Morris, Lorillard, RJR Tobacco, B&W and The American Tobacco Company. The cases were consolidated for a Phase I trial on various defense conduct issues, to be followed in Phase II by individual trials of any claims left standing. Over the years, approximately 600 individual plaintiff claims were dismissed for failure to comply with the case management order, leaving 564 individual cases pending as of April 2013. On April 15, 2013, the Phase I jury trial began and ended with a virtually complete defense verdict on May 15, 2013. The jury found that cigarettes were not defectively designed, were not defective due to a failure to warn prior to July 1, 1969, that defendants were not negligent, did not breach warranties and did not engage in conduct which would warrant punitive damages. The only claim remaining after the verdict was the jury’s finding that all ventilated filter cigarettes manufactured and sold between 1964 and July 1, 1969 were defective for a failure to instruct. The defendants believe that there are only 30 plaintiffs remaining who arguably claim to have smoked a ventilated filter cigarette during the relevant period. The court initially entered judgment on the verdict identifying the 30 plaintiffs remaining, but vacated those orders as premature (leaving to a later day the task of identifying the plaintiffs who might be able to assert a ventilated filter failure to instruct claim during the narrow relevant period). The court entered a new judgment in October 2013, dismissing all claims lost by the plaintiffs and purporting to make those claims and all of the jury rulings immediately subject to appeal. The plaintiffs filed a notice of appeal to the West Virginia Supreme Court of Appeals in November 2013, with briefing expected to occur during the first quarter of 2014. The defendants did not file a notice of appeal on the ventilated filter finding, but retained the right to file a cross appeal on that issue in response to the plaintiff’s initial brief.

Engle and Engle Progeny Cases

Trial began in July 1998 in Engle v. R. J. Reynolds Tobacco Co., a class-action filed in Circuit Court, Miami-Dade County, Florida. The Engle class consisted of Florida citizens and residents, and their survivors, who suffer from or have died from diseases or medical conditions caused by an addiction to smoking. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W. In July 1999, the Engle jury found against RJR Tobacco, B&W and the other defendants in the initial phase of the trial, which addressed alleged common issues related to the defendants’ conduct, general causation, the addictiveness of cigarettes, and potential entitlement to punitive damages.

On July 14, 2000, in the second phase of the trial, the jury returned a punitive damages verdict in favor of the class of approximately $145 billion, including verdicts of $36.3 billion and $17.6 billion against RJR Tobacco and B&W, respectively.

On appeal, the Florida Supreme Court prospectively decertified the class, and it set aside the punitive damages award as both premature and excessive. However, the court preserved a number of findings from Phase I of the trial, including findings that cigarettes can cause certain diseases, that nicotine is addictive, and that defendants placed defective cigarettes on the market, breached duties of care, and concealed health-related information about cigarettes. The court authorized former class members to file individual lawsuits within one year, and it stated that the preserved findings would have res judicata effect in those actions.

In the wake of the Florida Supreme Court ruling, thousands of individuals filed separate lawsuits seeking to benefit from the Engle findings. As of December 31, 2013, RJR Tobacco was a defendant in 5,131 Engle Progeny cases in both state and federal courts in Florida. These cases include approximately 6,323 plaintiffs. Many of these cases are in active discovery or nearing trial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In Engle Progeny cases tried to date, a central issue is the proper use of the preserved Engle findings. RJR Tobacco has argued that use of the Engle findings to establish individual elements of progeny claims (such as defect, negligence and concealment) is a violation of federal due process. In 2013, however, both the Florida Supreme Court and the Eleventh Circuit rejected that argument.

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

Below is a description of the Engle Progeny cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from October 1, 2013 to December 31, 2013, or remained on appeal as of December 31, 2013.

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

On February 25, 2010, in Grossman v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Broward County, Florida, the court declared a mistrial due to the jury’s inability to reach a decision. The plaintiff alleged that as a result of an addiction to cigarettes, the decedent, Laura Grossman, developed lung cancer and died. The plaintiff sought damages in excess of $15,000 and all taxable costs and interest. Retrial began in March 2010. In April 2010, the jury returned a verdict in favor of the plaintiff in Phase I, and in Phase II awarded $1.9 million in compensatory damages and no punitive damages. The jury also found RJR Tobacco to be 25% at fault, the decedent to be 70% at fault and the decedent’s spouse to be 5% at fault. Final judgment was entered in June 2010, in the amount of $483,682. In July 2011, RJR Tobacco filed a notice of appeal to the Fourth DCA, and posted a supersedeas bond in the amount of approximately $484,000. The plaintiff filed a notice of cross appeal. In June 2012, the Fourth DCA entered an opinion that affirmed the trial court’s judgment, but remanded the case for a new trial on all Phase II issues. In October 2012, RJR Tobacco

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. A decision is pending. Retrial began on July 11, 2013. On July 31, 2013, the jury returned a verdict in favor of the plaintiff, found the decedent to be 25% at fault and RJR Tobacco to be 75% at fault, and awarded $15.35 million in compensatory damages and $22.5 million in punitive damages. Final judgment was entered in August 2013 and did not include a reduction for comparative fault. RJR Tobacco filed a notice of appeal to the Fourth DCA and the plaintiff filed a notice of cross appeal in October 2013. RJR Tobacco’s original bond was returned, and RJR Tobacco posted a new bond in the amount of $5 million. Briefing is underway.

On March 10, 2010, in Douglas v. Philip Morris USA, Inc., a case filed in October 2007 in Circuit Court, Hillsborough County, Florida, a jury returned a verdict for the plaintiff, found the decedent, Charlotte Douglas, to be 50% at fault, RJR Tobacco to be 5% at fault and the remaining defendants to be 45% at fault, and awarded $5 million in compensatory damages. No punitive damages were awarded. The plaintiff alleged that as a result of the decedent’s addiction to smoking the defendants’ cigarettes, she suffered bodily injury and died. In March 2010, the court entered final judgment against RJR Tobacco in the amount of $250,000. RJR Tobacco filed a notice of appeal to the Second DCA, and posted a supersedeas bond in the amount of $250,000. On March 30, 2012, the Second DCA affirmed the trial court’s decision. However, the court agreed that the issue of due process is one that will be applicable to the many Engle Progeny cases being considered by the trial courts and certified the question regarding the due process issue to the Florida Supreme Court as being one of great importance. RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. The Florida Supreme Court accepted jurisdiction and, in March 2013, affirmed the Second DCA’s ruling for the plaintiff and found that accepting as res judicata the eight Phase I findings approved in Engle does not violate the tobacco companies’ due process rights. RJR Tobacco’s petition for writ of certiorari with the U.S. Supreme Court was denied on October 7, 2013. RJR Tobacco paid the judgment on October 31, 2013.

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

On April 21, 2010, in Townsend v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Alachua County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 51% at fault and the decedent, Frank Townsend, to be 49% at fault, and awarded $10.8 million in compensatory damages and $80 million in punitive damages. The plaintiff alleged that the decedent died from lung cancer as a result of his addiction to the defendant’s products. The trial court entered judgment in the amount of $5.5 million in compensatory damages and $40.8 million in punitive damages, which represents 51% of the original damages verdicts. RJR Tobacco appealed to the First DCA, which affirmed the compensatory damages award, but remanded the case to the trial court with instructions to remit the punitive damages award or grant a new trial on punitive damages. On remand, the trial court remitted the punitive damages award to $20 million. The plaintiff consented to the remittitur, but RJR Tobacco refused to consent and insisted on a new trial on punitive damages.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nonetheless, the trial court entered a final judgment of $5.5 million in compensatory damages and $20 million in punitive damages. RJR Tobacco again appealed. In the second appeal, the First DCA held that the remitted punitive award was not excessive and that RJR Tobacco could not reject the remittitur and insist on a new trial. Following the denial of its post decision motions in the First DCA, RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court in September 2013. A decision is pending.

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

On May 20, 2010, in Buonomo v. R. J. Reynolds Tobacco Co., a case filed in October 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 77.5% at fault and the decedent, Matthew Buonomo, to be 22.5% at fault, and awarded $5.2 million in compensatory damages and $25 million in punitive damages. The plaintiff alleged that the decedent was addicted to cigarettes and, as a result, developed one or more smoking related medical conditions and/or diseases. Post-trial motions were denied, but the court, in accordance with the Florida statutory limitation on punitive damage awards, ordered the punitive damage award of $25 million be reduced to $15.7 million — three times the compensatory damages award of $5.2 million. In August 2010, the court entered final judgment in the amount of $4.06 million in compensatory damages and $15.7 million in punitive damages. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $5 million. The plaintiff also filed a notice of appeal. In September 2013, the Fourth DCA affirmed the final judgment and damages award to the plaintiff on strict liability and negligence. However, the court reversed the judgment entered for the plaintiff on the claims for fraudulent concealment and conspiracy to commit fraud by concealment due to the erroneous striking of RJR Tobacco’s statute of repose defense. As a result, the punitive damages award was set aside and remanded for a new trial. In December 2013, the Fourth DCA denied RJR Tobacco’s motion for rehearing. On January 10, 2014, RJR Tobacco and the plaintiff filed notices to invoke the discretionary jurisdiction of the Florida Supreme Court. Decisions are pending.

On October 15, 2010, in Frazier v. Philip Morris USA Inc., a case filed in December 2007 in the Circuit Court, Miami-Dade County, Florida, the jury returned a verdict in favor of the defendants. The plaintiff alleged that as a result of smoking defendants’, including RJR Tobacco’s, products she developed chronic obstructive pulmonary disease. Final judgment was entered in February 2011. The plaintiff filed a notice of appeal to the Third DCA, and the defendants filed a cross appeal. On April 11, 2012, the Third DCA reversed the trial court’s judgment, directed entry of judgment in the plaintiff’s favor and ordered a new trial. In July 2012, the defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. The Florida Supreme Court

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accepted jurisdiction of the case in September 2013. Oral argument in the Florida Supreme Court is scheduled for April 10, 2014. The new trial is scheduled for July 21, 2014.

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

On November 15, 2010, in Webb v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Levy County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 90% at fault and the decedent, James Horner, to be 10% at fault, and awarded $8 million in compensatory damages and $72 million in punitive damages. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent developed one or more smoking related diseases. The court entered judgment, and RJR Tobacco appealed to the First DCA and posted a supersedeas bond in the amount of $5 million. That court affirmed the liability verdict, but ordered a remittitur or a new trial on damages. On remand, the trial court remitted the compensatory damages award to $4 million and the punitive damages award to $25 million. The plaintiff consented to the remitted judgment, and RJR Tobacco rejected the remittitur and demanded a new trial on damages. Nonetheless, the trial court entered the remitted judgment. RJR Tobacco again appealed to the First DCA. In the second appeal, the First DCA found that the trial court erred in concluding that only the plaintiff had the right to choose between accepting the remittitur and proceeding with a new trial. The First DCA thus ordered a new trial on damages. The plaintiff’s motion for rehearing was denied in January 2014.

On February 10, 2011, in Kirkland v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Hillsborough County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 10% at fault and the plaintiff to be 90% at fault, and awarded $100,000 in compensatory damages. The jury also awarded the plaintiff $250,000 in punitive damages. The plaintiff alleged that he was addicted to cigarettes, and as a result, developed larynx cancer and other smoking related medical conditions and/or diseases. Final judgment was entered in March 2011. The plaintiff filed a notice of appeal to the Second DCA on April 12, 2011. RJR Tobacco filed a notice of cross appeal and posted a supersedeas bond in the amount of $260,000. In January 2012, the plaintiff voluntarily dismissed his appeal. In December 2013, the Second DCA affirmed the trial court’s judgment, per curiam. RJR Tobacco filed a motion for a written opinion in January 2014. A decision is pending.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 13, 2011, in Tullo v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of RJR Tobacco and the plaintiff, but against the remaining defendants. The jury awarded $4.5 million in compensatory damages and no punitive damages. The jury found the decedent, Dominick Tullo, to be 45% at fault and the remaining defendants cumulatively to be 55% at fault. The plaintiff alleged that the decedent was addicted to cigarettes manufactured by the defendants, and as a result, developed chronic obstructive pulmonary disease and other smoking related illnesses and/or diseases. The plaintiff sought in excess of $15,000 against each defendant, taxable costs and interest. The court denied the plaintiff’s motion for a new trial against RJR Tobacco and denied the remaining defendants’ post-trial motions in June 2011. The remaining defendants filed an appeal to the Fourth DCA, and the plaintiff filed a cross appeal. The plaintiff also filed a notice of appeal of the order denying the plaintiff’s motion for new trial against RJR Tobacco. RJR Tobacco filed a cross appeal of the same order. In August 2013, the Fourth DCA affirmed the final judgment entered by the trial court, including the jury’s verdict of no liability to RJR Tobacco. The Fourth DCA denied the plaintiff’s motion for clarification in September 2013. The remaining defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court in October 2013. A decision is pending.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On July 15, 2011, in Ciccone v. R. J. Reynolds Tobacco Co., a case filed in August 2004, in the Circuit Court, Broward County, Florida, a jury returned a verdict finding the plaintiff is a member of the Engle class. The plaintiff alleged that as a result of the use of the defendant’s tobacco products, the decedent, George Ciccone, suffered from nicotine addiction and one or more smoking related diseases and/or medical conditions. On July 21, 2011, the jury awarded approximately $3.2 million in compensatory damages and $50,000 in punitive damages. The jury found the decedent to be 70% at fault and RJR Tobacco to be 30% at fault. Final judgment was entered in September 2011, and RJR Tobacco filed a notice of appeal to the Fourth DCA. RJR Tobacco posted a supersedeas bond in the amount of approximately $1 million on October 17, 2011. In August 2013, the Fourth DCA affirmed the judgment of the trial court, but reversed the punitive damages award and remanded the case to the trial court for entry of a final judgment that eliminates the punitive damages award. RJR Tobacco’s motion for rehearing or rehearing en banc was denied in November 2013. RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court in December 2013. A decision is pending.

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

On November 28, 2011, in Sury v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, William Sury, to be 60% at fault, RJR Tobacco to be 20% at fault, and the remaining defendant to be 20% at fault, and awarded $1 million in compensatory damages and no punitive damages. The plaintiff alleged that as a result of the use of the defendants’ products, the decedent suffered from lung cancer. Final judgment was entered in March 2012. The court entered an amended final judgment that held the defendants jointly and severally liable for the entire $1 million, even though the jury had allocated 60% of fault to the plaintiff and 20% of fault to a co-defendant. The defendants filed a notice of appeal to the First DCA on April 20, 2012, and RJR Tobacco posted a supersedeas bond in the amount of $500,000. In June 2013, the First DCA affirmed the final judgment. RJR Tobacco’s motion for rehearing was denied in August 2013. In January 2014, the Florida Supreme Court denied RJR Tobacco’s petition for review of the First DCA’s decision.

On January 24, 2012, in Hallgren v. R. J. Reynolds Tobacco Co., a case filed in April 2007, in the Circuit Court, Highlands County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Claire Hallgren, to be 50% at fault, RJR Tobacco to be 25% at fault, and the remaining defendant to be 25% at fault, and awarded $2 million in compensatory damages and $750,000 in punitive damages against each defendant. The plaintiff alleged that the decedent was addicted to the defendants’ products, and as a result, suffered from lung cancer. In March 2012, the court entered final judgment in the amount of approximately $1 million for which RJR Tobacco and the other defendant are jointly and severally liable; and $750,000 in punitive damages against each defendant. The defendants filed a joint notice of appeal to the Second DCA, and RJR Tobacco posted a supersedeas bond in the amount of approximately $1.3 million in May 2012. The plaintiff filed a notice of cross

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

appeal. In October 2013, the Second DCA affirmed the trial court’s ruling that punitive damages can be awarded for negligence and strict liability claims as well as for the intentional tort claims brought under Engle. The court certified a conflict with the First DCA’s decision in Soffer and the Fourth DCA’s decision in Ciccone. The court also certified the following questions to be of great public importance — “Are members of the Engle class who pursue individual damages actions in accordance with the decision in Engle v. Liggett Group, Inc., entitled to pursue punitive damages under claims for strict liability and negligence?” In November 2013, the defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. A decision is pending.

On January 25, 2012, in Ward v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Mattie Ward, to be 50% at fault, RJR Tobacco to be 30% at fault, and the remaining defendants, collectively, to be 20% at fault, and awarded $1 million in compensatory damages and $1.7 million in punitive damages. The plaintiff alleged that the decedent was addicted to the defendants’ products, and as a result, suffered from chronic obstructive pulmonary disease and other smoking related conditions and/or diseases. In March 2012, the court entered final judgment in the amount of $487,000 in compensatory damages, for which RJR Tobacco and the other defendants are jointly and severally liable; and $1.7 million in punitive damages against RJR Tobacco. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $2.19 million in June 2012. The plaintiff filed a notice of cross appeal. In September 2013, the First DCA affirmed the trial court’s judgment, per curiam. RJR Tobacco’s motion for rehearing was denied in October 2013. RJR Tobacco paid $2.4 million in satisfaction of the judgment on January 31, 2014.

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

On March 19, 2012, in McCray v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that the decedent, Mercedia Walker, was addicted to the defendants’ tobacco products, and as a result, suffered from one or more smoking related diseases and/or medical conditions. The plaintiff sought compensatory damages for all injuries and losses, all recoverable costs of the case, and all legally recoverable interest. Final judgment was entered in March 2012. The plaintiff filed a notice of appeal to the Eleventh Circuit in July 2012. Oral argument is scheduled for March 4, 2014.

On March 27, 2012, in Emmon Smith v. R. J. Reynolds Tobacco Co., a case filed in January 2008 in the Circuit Court, Jackson County, Florida, a jury returned a verdict in favor of the plaintiff, found Mr. Smith to be 30% at fault and RJR Tobacco to be 70% at fault, and awarded $10 million in compensatory damages. The jury also awarded $20 million in punitive damages. The plaintiff alleged that he was addicted to cigarettes manufactured by the defendants, and as a result, developed lung cancer. Final judgment was entered on April 2, 2012. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $5 million. In November 2013, the First DCA affirmed the judgment of the trial court, per curiam. In December 2013, RJR Tobacco filed a motion for issuance of a written opinion, certification and rehearing en banc. A decision is pending.

On April 10, 2012, in Duke v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

decedent, Sarah Duke, to be 75% at fault and RJR Tobacco to be 25% at fault, and awarded $30,705 in compensatory damages and no entitlement to punitive damages. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent developed smoking related diseases. The plaintiff sought compensatory and punitive damages, including costs and interest. RJR Tobacco filed a notice of appeal to the Eleventh Circuit in September 2012. In November 2012, RJR Tobacco posted a supersedeas bond in the amount of approximately $7,800. In February 2013, the Eleventh Circuit granted the joint motion to consolidate the appeal with the appeal in Walker v. R. J. Reynolds Tobacco Co., discussed below. In September 2013, the Eleventh Circuit affirmed the jury verdict in favor of the plaintiff. RJR Tobacco’s petition for panel rehearing or rehearing en banc was denied on January 6, 2014. The deadline to file a petition for writ of certiorari with the U.S. Supreme Court is April 7, 2014.

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

On May 21, 2012, in Walker v. R. J. Reynolds Tobacco Co., a case filed in August 2007, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Albert Walker, to be 90% at fault and RJR Tobacco to be 10% at fault, and awarded $275,000 in compensatory damages with no entitlement to punitive damages. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent suffered bodily injury. The plaintiff sought compensatory and punitive damages, including costs and interest. The court entered final judgment in May 2012. RJR Tobacco filed a notice of appeal to the Eleventh Circuit and posted a supersedeas bond in the amount of $27,775. In February 2013, the Eleventh Circuit granted the joint motion to consolidate the appeal with the appeal in Duke v. R. J. Reynolds Tobacco Co., discussed above. RJR Tobacco posted a substitute supersedeas bond in the amount of approximately $45,800 in June 2013. In September 2013, the Eleventh Circuit affirmed the jury verdict in favor of the plaintiff. RJR Tobacco’s petition for panel rehearing or rehearing en banc was denied on January 6, 2014. The deadline to file a petition for writ of certiorari with the U.S. Supreme Court is April 7, 2014.

On August 1, 2012, in Hiott v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Kenneth Hiott, to be 60% at fault and RJR Tobacco to be 40% at fault, and awarded $1.83 million in compensatory damages and no punitive damages. The plaintiff alleged that as a result of using the defendant’s product, the decedent suffered from addiction and smoking related diseases and/or conditions. The plaintiff sought an unspecified amount of compensatory and punitive damages. In November 2012, final judgment was entered against RJR Tobacco in the amount of $730,000 in compensatory damages. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $730,000 in December 2012. In January 2014, the First DCA affirmed the trial court’s decision. RJR Tobacco is preparing to seek review with the Florida Supreme Court.

On August 1, 2012, in Denton v. R. J. Reynolds Tobacco Co., a case filed in August 2007, in the U.S. District Court for the Middle District of Florida, a jury found the defendants liable, but allocated 100% of fault to the decedent, Linda Denton. The plaintiff alleged that as a result of using the defendants’ products, the decedent

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

suffered from smoking related diseases and/or conditions. The plaintiff sought an unspecified amount of compensatory and punitive damages. Final judgment was entered on August 8, 2012. The plaintiff’s motion for a new trial was denied in November 2013. The plaintiff did not seek further review of the case.

On August 10, 2012, in Hancock v. Philip Morris USA, Inc., a case filed in January 2008, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Edna Siwieck, to be 90% at fault, RJR Tobacco to be 5% at fault and the remaining defendant to be 5% at fault. However, the jury did not award compensatory damages and found that the plaintiff was not entitled to punitive damages. The court determined that the jury verdict was inconsistent due to the parties previously stipulating to $110,200 in medical expenses, which is subject to the allocation of fault. The defendants agreed to an additur for that amount. The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from chronic obstructive pulmonary disease. The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and interest. Final judgment was entered against RJR Tobacco in the amount of $705 in October 2012. The stipulated amount was reduced by the defendants’ motion to reduce economic damages by collateral sources. The plaintiff filed a notice of appeal to the Fourth DCA, and the defendants filed a notice of cross appeal in November 2012. Briefing is underway.

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

On September 20, 2012, in Sikes v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Jimmie Sikes, to be 49% at fault and RJR Tobacco to be 51% at fault, and awarded $4.1 million in compensatory damages and $2 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s product, the decedent suffered from chronic obstructive pulmonary disease. Final judgment was entered against RJR Tobacco in the amount of $6.1 million on June 3, 2013. The court entered a corrected final judgment against RJR Tobacco in the amount of $5.5 million and vacated the June 3, 2013 final judgment. RJR Tobacco filed a notice of appeal to the First DCA, and posted a supersedeas bond in the amount of $5 million in July 2013. Briefing is underway.

On October 17, 2012, in James Smith v. R. J. Reynolds Tobacco Co., a case filed in August 2007, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Wanette Smith, to be 45% at fault and RJR Tobacco to be 55% at fault, and awarded $600,000 in compensatory damages and $20,000 in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from lung cancer and chronic obstructive pulmonary disease. The plaintiff sought compensatory and punitive damages, costs and interest. Final judgment was entered against RJR Tobacco in the amount of $620,000. Post-trial motions were denied in August 2013. RJR Tobacco filed a notice of appeal to the Eleventh Circuit and posted a supersedeas bond in the amount of approximately $620,000 in September 2013. Briefing is underway.

On October 18, 2012, in Schlenther v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Hillsborough County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Beverly Schlenther, to be 50% at fault and RJR Tobacco to be 50% at fault, and awarded $5 million in compensatory damages and $2.5 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from chronic obstructive pulmonary disease and heart disease. The plaintiff sought compensatory and punitive damages, costs and interest. In April 2013, the court vacated the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

punitive damage award, granted a new trial on entitlement to punitive damages and the amount of any such damages and abated the new trial pending the Florida Supreme Court decision in Soffer v. R. J. Reynolds Tobacco Co., described above. The plaintiff filed a notice of appeal to the Second DCA of the order granting RJR Tobacco’s motion for a new trial, and RJR Tobacco filed a notice of cross appeal of the same order. In October 2013, the trial court entered a partial final judgment against RJR Tobacco in the amount of $5.03 million in compensatory damages with no reduction for comparative fault. RJR Tobacco filed a notice of appeal of the partial final judgment. In November 2013, the plaintiff filed a motion to temporarily relinquish jurisdiction to the trial court to permit the trial court to enter a final judgment based on the decision in Hallgren, described above. The Second DCA granted the plaintiff’s motion, and jurisdiction was relinquished for 45 days. In December 2013, the trial court denied the defendant’s post-trial motions, including RJR Tobacco’s motion for a new trial, and entered final judgment against RJR Tobacco in the amount of $5 million for compensatory damages, $29,705 for funeral expenses and $2.5 million in punitive damages. Both parties filed voluntary dismissals of their prior appeals. RJR Tobacco subsequently filed a notice of appeal to the Second DCA of the final judgment and posted a supersedeas bond in the amount of $5 million. Briefing is underway.

On October 19, 2012, in Ballard v. R. J. Reynolds Tobacco Co., a case filed in September 2007 in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the plaintiff to be 45% at fault and RJR Tobacco to be 55% at fault, and awarded $8.55 million in compensatory damages. Punitive damages were not at issue. The plaintiff alleged that as a result of using the defendant’s products, he suffers from bladder cancer and emphysema. The court entered final judgment against RJR Tobacco in the amount of $4.7 million in October 2012, and in August 2013, the court entered an amended final judgment against RJR Tobacco in the amount of $5 million. RJR Tobacco filed a notice of appeal to the Third DCA and posted a supersedeas bond in the amount of $5 million in October 2013. Briefing is underway.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On April 1, 2013, in Searcy v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Carol LaSard, to be 40% at fault, RJR Tobacco to be 30% at fault and the remaining defendant to be 30% at fault, and awarded $6 million in compensatory damages and $10 million in punitive damages against each defendant. The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from lung cancer. Final judgment was entered against RJR Tobacco in the amount of $6 million in compensatory damages and $10 million in punitive damages. In September 2013, the trial court granted the defendants’ motion for a new trial, or in the alternative, reduction or remittitur of the damages awarded to the extent it sought remittitur of the damages. The compensatory damage award was remitted to $1 million, and the punitive damage award was remitted to $1.67 million against each defendant. The remaining post-trial motions were denied. The plaintiff’s motion to reconsider the trial court’s order granting in part the defendants’ motion for remittitur of the damages award was denied in October 2013. The plaintiff filed a notice of acceptance of remittitur in November 2013, and the court issued an amended final judgment. The defendants filed a joint notice of appeal to the Eleventh Circuit, and RJR Tobacco posted a supersedeas bond in the amount of approximately $2.2 million. Briefing is underway.

On April 18, 2013, in Aycock v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Richard Aycock, to be 27.5% at fault and RJR Tobacco to be 72.5% at fault, and awarded $5.9 million in compensatory damages. Punitive damages were not awarded. The plaintiff alleged that the decedent was addicted to cigarettes manufactured by the defendant and, as a result, suffered from lung cancer. Final judgment was entered against RJR Tobacco in the amount of $4.28 million in April 2013. Post-trial motions were denied in August 2013. RJR Tobacco filed a notice of appeal to the Eleventh Circuit in September 2013, and posted a supersedeas bond in the amount of $4.32 million in October 2013. Briefing is underway.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On May 23, 2013, in Earl Graham v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Faye Graham, to be 70% at fault, RJR Tobacco to be 20% at fault and the remaining defendant to be 10% at fault, and awarded $2.75 million in compensatory damages. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent became addicted to smoking cigarettes which resulted in her death. Final judgment was entered against RJR Tobacco in the amount of $550,000 in May 2013. The defendants filed a joint notice of appeal to the Eleventh Circuit, and RJR Tobacco posted a supersedeas bond in the amount of approximately $556,000 in October 2013. Briefing is underway.

On June 4, 2013, in Starr-Blundell v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Lucy Mae Starr, to be 80% at fault, RJR Tobacco to be 10% at fault and the remaining defendant to be 10% at fault, and awarded $500,000 in compensatory damages. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent suffered from lung cancer and other smoking relating diseases and/or conditions. Post-trial motions were denied, and the court entered final judgment in the amount of $50,000 against each defendant in November 2013. The plaintiff filed a notice of appeal to the First DCA, and the defendants filed a notice of cross appeal in December 2013. RJR Tobacco posted a supersedeas bond in the amount of $50,000. Briefing is underway.

On June 7, 2013, in Odum v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Ethelene Hazouri, to be 50% at fault and RJR Tobacco to be 50% at fault, and awarded $200,000 in compensatory damages. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent suffered from lung cancer. RJR Tobacco’s post-trial motions were denied in October 2013. Final judgment was entered against RJR Tobacco in the amount of $264,000 in November 2013. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of approximately $264,000 in December 2013. Briefing is underway.

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

On June 14, 2013, in Skolnick v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Leo

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Skolnick, to be 40% at fault, RJR Tobacco to be 30% at fault and the remaining defendant to be 30% at fault, and awarded $2.56 million in compensatory damages. The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from lung cancer. The court entered final judgment against RJR Tobacco in the amount of $766,500 in July 2013. Post-trial motions were denied in December 2013, and final judgment was entered against RJR Tobacco in the amount of approximately $767,000. The defendants filed a joint notice of appeal to the Fourth DCA, and the plaintiff filed a notice of cross appeal. Briefing is underway.

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

On August 20, 2013, in Dombey v. R. J. Reynolds Tobacco Co., a case pending in Broward County, Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent, Daniel Dombey, developed one or more smoking related conditions and/or diseases. Final judgment was entered in September 2013. The plaintiff did not seek further review of the case.

On September 20, 2013, in Gafney v. R. J. Reynolds Tobacco Co., a case pending in Palm Beach County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Frank Gafney, to be 34% at fault, RJR Tobacco to be 33% at fault and the remaining defendant to be 33% at fault, and awarded $5.8 million in compensatory damages. Punitive damages were not awarded. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent developed chronic obstructive pulmonary disease. Final judgment was entered against RJR Tobacco in the amount of $1.9 million in September 2013. Post-trial motions were denied in November 2013. The defendants filed a joint notice of appeal to the Fourth DCA, and RJR Tobacco posted a supersedeas bond in the amount of $1.9 million. The plaintiff filed a notice of cross appeal. Briefing is underway.

On September 24, 2013, in Haldeman v. R. J. Reynolds Tobacco Co., a case pending in Marion County, Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent, Margaret McEniry, developed one or more smoking related conditions or diseases, including pancreatic cancer. Final judgment was entered in favor of the defendants in October 2013. The plaintiff did not seek further review of the case.

On September 30, 2013, in Crawford v. R. J. Reynolds Tobacco Co., a case pending in Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the plaintiff to be 30% at fault and RJR Tobacco to be 70% at fault, and awarded $9 million in compensatory damages and $1 million in punitive damages. The plaintiff alleged that as a result of smoking the defendant’s products, he suffered from addiction and one or more smoking related conditions and/or diseases. Post-trial motions were denied and final judgment was entered against RJR Tobacco in the amount of $9 million in compensatory damages and $1 million in punitive damages. RJR Tobacco filed a notice of appeal to the Third DCA and posted a supersedeas bond in the amount of $5 million. Briefing is underway.

On October 4, 2013, in Hildegard Brown v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of RJR Tobacco. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent, William Brown, suffered from lung cancer. Final judgment was entered in October 2013. The plaintiff did not seek further review of the case.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 14, 2013, in Blasco v. R. J. Reynolds Tobacco Co., the plaintiff voluntarily dismissed RJR Tobacco during jury selection. The case was filed in December 2007, in the Circuit Court, Miami-Dade County, Florida. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent, Eduardo Blasco, suffered from lung cancer. Trial continued against Philip Morris USA, Inc. only.

On November 15, 2013, in Chamberlain v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that as a result of smoking the defendants’ products, he suffers from chronic obstructive pulmonary disease and lung cancer. Final judgment was entered in favor of the defendants in November 2013. The plaintiff filed a motion for a new trial in December 2013. A decision is pending.

In addition, below is a description of the Engle Progeny cases against RJR Tobacco or B&W, or both, which went to trial or were decided since the end of the fourth quarter of 2013.

On January 9, 2014, in Bush v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Escambia County, Florida, the court declared a mistrial due to the inability to seat a jury. The plaintiff alleged that as a result of his use of the defendants’ products, he suffers from nicotine addiction and one or more smoking related diseases and/or conditions. A new trial will be scheduled at a later date.

On January 13, 2014, in Meeker v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of RJR Tobacco. The plaintiff alleged that as a result of his use of the defendant’s products, he suffers from addiction and one or more smoking related diseases and/or conditions. Final judgment was entered on January 14, 2014.

On January 17, 2014, in Cuculino v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of RJR Tobacco and against the remaining defendant. The plaintiff alleged that as a result of his use of the defendants’ products, he suffers from one or more smoking related diseases and/or conditions.

On April 18, 2013, in Anderson v. R. J. Reynolds Tobacco Co., a case pending in Hillsborough County, Florida, the court declared a mistrial due to the jury’s inability to reach a decision. The plaintiff alleged that as a result of using the defendant’s products, the decedent, Daniel Begley, suffered from esophageal cancer. Retrial began on January 6, 2014. On January 24, 2014, a jury returned a verdict in favor of RJR Tobacco.

On January 27, 2014, in Harford v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the plaintiff to be 82% at fault and RJR Tobacco to be 18% at fault, and awarded $330,000 in compensatory damages. The plaintiff alleged that as a result of his use of the defendant’s products, he suffers from addiction and lung cancer.

On January 31, 2014, in Cheeley v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Georgia Cheeley, to be 50% at fault and RJR Tobacco to be 50% at fault, and awarded $3 million in compensatory damages and $2 million in punitive damages. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent suffered from one or more smoking related conditions or diseases.

On February 3, 2014, in Deshaies v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U. S. District Court for the Middle District of Florida, a jury returned a verdict in favor of RJR Tobacco. The plaintiff alleged that as a result of smoking the defendant’s products, he suffers from one or more smoking related conditions or diseases.

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

As of December 31, 2013, there were 2,572 Broin II lawsuits pending in Florida. There have been no Broin II trials since 2007.

Class-Action Suits

Overview.    As of December 31, 2013, eight class-action cases were pending in the United States against RJR Tobacco or its affiliates or indemnitees. In 1996, the Fifth Circuit Court of Appeals in Castano v. American Tobacco Co. overturned the certification of a nation-wide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of state-wide, rather than nation-wide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco and its affiliates and indemnitees in state or federal courts in California, Illinois, Louisiana, Missouri, and West Virginia. All pending class-action cases are discussed below.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rejected the basis for the reversal. The trial court granted the defendant’s motion to dismiss the plaintiffs’ petition for relief from judgment in February 2009. In March 2009, the plaintiffs filed a notice of appeal to the Illinois Appellate Court, Fifth Judicial District, requesting a reversal of the February 2009 order and remand to the circuit court. On February 24, 2011, the appellate court entered an order, concluding that the two-year time limit for filing a petition for relief from a final judgment began to run when the trial court dismissed the plaintiffs’ lawsuit on December 18, 2006. The appellate court therefore found that the petition was timely, reversed the order of the trial court, and remanded the case for further proceedings. Philip Morris filed a petition for leave to appeal to the Illinois Supreme Court. On September 28, 2011, the Illinois Supreme Court denied Philip Morris’s petition for leave to appeal and returned the case to the trial court for further proceedings. In December 2012, the trial court denied the plaintiffs’ petition for relief from the judgment. The plaintiffs filed a notice of appeal to the Illinois Appellate Court, Fifth Judicial District. Oral argument occurred on October 23, 2013. A decision is pending.

In Turner v. R. J. Reynolds Tobacco Co., a case filed in February 2000 in Circuit Court, Madison County, Illinois, a judge certified a class in November 2001. In June 2003, RJR Tobacco filed a motion to stay the case pending Philip Morris’s appeal of the Price v. Philip Morris Inc. case mentioned above, which the judge denied in July 2003. In October 2003, the Illinois Fifth District Court of Appeals denied RJR Tobacco’s emergency stay/supremacy order request. In November 2003, the Illinois Supreme Court granted RJR Tobacco’s motion for a stay pending the court’s final appeal decision in Price. On October 11, 2007, the Illinois Fifth District Court of Appeals dismissed RJR Tobacco’s appeal of the court’s denial of its emergency stay/supremacy order request and remanded the case to the Circuit Court. A status conference is scheduled for May 28, 2014.

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

A “lights” class-action case is pending against each of RJR Tobacco and B&W in Missouri. In Collora v. R. J. Reynolds Tobacco Co., a case filed in May 2000 in Circuit Court, St. Louis County, Missouri, a judge in St. Louis certified a class in December 2003. In April 2007, the court granted the plaintiffs’ motion to reassign Collora and the following cases to a single general division: Craft v. Philip Morris Companies, Inc. and Black v. Brown & Williamson Tobacco Corp., discussed below. In April 2008, the court stayed the case pending U.S. Supreme Court review in Good v. Altria Group, Inc. A nominal trial date of January 10, 2011 was scheduled, but it did not proceed at that time. A status conference is scheduled for February 2, 2015.

Finally, in Black v. Brown & Williamson Tobacco Corp., a case filed in November 2000 in Circuit Court, City of St. Louis, Missouri, B&W removed the case to the U.S. District Court for the Eastern District of Missouri. The plaintiffs filed a motion to remand, which was granted in March 2006. In April 2008, the court stayed the case pending U.S. Supreme Court review in Good v. Altria Group, Inc. A nominal trial date of January 10, 2011, was scheduled, but it did not proceed at that time. A status conference is scheduled for February 2, 2015.

In the event RJR Tobacco and its affiliates or indemnitees lose one or more of the pending “lights” class-action suits, RJR Tobacco, depending upon the amount of any damages ordered, could face difficulties in its ability to pay the judgment or obtain any bond required to stay execution of the judgment which could have a material adverse effect on RJR Tobacco’s, and consequently RAI’s, results of operations, cash flows or financial position.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2013, two health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both, as discussed below after the discussion of the State Settlement Agreements. A limited number of claimants have filed suit against RJR Tobacco, its current or former affiliates, B&W and other tobacco industry defendants to recover funds for health care, medical and other assistance paid by foreign provincial governments in treating their citizens. For additional information on these cases, see “— International Cases” below.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Set forth below are tables depicting the unadjusted tobacco industry settlement payment schedule and the settlement payment schedule for RAI’s operating subsidiaries under the State Settlement Agreements, and related information for 2011 and beyond:

Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

	2011	2012	2013	2014	2015	2016	2017	Thereafter
First Four States’ Settlements:(1)
Mississippi Annual Payment	$136	$136	$136	$136	$136	$136	$136	$136
Florida Annual Payment	440	440	440	440	440	440	440	440
Texas Annual Payment	580	580	580	580	580	580	580	580
Minnesota Annual Payment	204	204	204	204	204	204	204	204
Remaining Jurisdictions’ Settlement:
Annual Payments(1)	8,004	8,004	8,004	8,004	8,004	8,004	8,004	8,004

Total	$9,364	$9,364	$9,364	$9,364	$9,364	$9,364	$9,364	$9,364

RAI’s Operating Subsidiaries’ Settlement Expenses and Payment Schedule

Settlement expenses	$2,435	$2,370	$1,819		—		—		—		—		—
Settlement cash payments	$2,492	$2,414	$2,582		—		—		—		—		—
Projected settlement expenses				$	>1,900	$	>1,900	$	>1,900	$	>2,000	$	>2,000
Projected settlement cash payments				$	>2,000	$	>1,900	$	>1,900	$	>1,900	$	>2,000

(1)

Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share. For further information, see “— State Settlement Agreements — Enforcement and Validity; Adjustments” below.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Post-remand proceedings are underway to determine the extent to which the original order will be implemented. On December 22, 2010, the trial court dismissed Brown & Williamson Holdings, Inc. from the litigation. On March 3, 2011, the defendants filed a motion for vacatur, in which they moved to vacate the trial court’s injunctions and factual findings and dismiss the case in its entirety. The court denied the motion on June 1, 2011. The defendants filed a notice of appeal. In addition, the parties to the lawsuit entered into an agreement concerning certain technical obligations regarding their public websites. Pursuant to this agreement, RJR Tobacco agreed to deposit $3.125 million over three years into the registry of the district court. In July 2012, the Court of Appeals for the D.C. Circuit affirmed the trial court’s denial of the defendants’ motion to vacate the injunctions. In November 2012, the trial court entered an order wherein the court determined the language to be included in the text of the corrective statements and directed the parties to engage in discussions with the Special Master to implement them. The defendants filed a notice of appeal of that order on January 25, 2013. In February 2013, the appellate court granted the defendants’ motion to hold the case in abeyance pending the District Court’s resolution of corrective statement implementation issues. The mediation process on implementation issues has largely concluded. In the fourth quarter of 2013, $10 million was accrued for the estimated costs of the corrective communications. On January 10, 2014, the parties jointly filed a motion seeking entry of a consent order to govern implementation issues. On January 22, 2014, the district court held a status conference to discuss the proposed consent order. At that status conference, the court asked questions about the proposed consent order and heard from all parties in response to those questions. The court then asked all parties to file a written submission by February 18, 2014.

Native American Tribe Case.    As of December 31, 2013, one Native American tribe case was pending before a tribal court against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co., a case filed in September 1997 in Tribal Court, Crow Creek Sioux, South Dakota. The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant.

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

•

British Columbia — In 1997, British Columbia enacted a statute, subsequently amended, which created a civil cause of action for the government to recover the costs of health-care benefits incurred for insured populations of British Columbia residents resulting from tobacco-related disease. An action brought on behalf of the Province of British Columbia pursuant to the statute against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and certain of its affiliates, was dismissed in February 2000 when the British Columbia Supreme Court ruled that the legislation was unconstitutional and set aside service ex juris against the foreign defendants for that reason. British Columbia then enacted a revised statute, pursuant to which an action was filed in January 2001 against many of the same defendants, including RJR Tobacco and one of its affiliates, in Supreme Court, British Columbia. In that action, the British Columbia government seeks to recover the present value of its total expenditures for health-care benefits provided for insured persons resulting from tobacco-related disease or the risk of tobacco-related disease caused by alleged breaches of duty by the manufacturers, the present value of its estimated total expenditures for health-care benefits that reasonably could be expected to be provided for those insured persons resulting from tobacco-related disease or the risk of tobacco-related disease in the future, court ordered interest, and costs, or in the alternative, special or increased costs. The government alleges that the defendants are liable under the British Columbia statute by reason of their “tobacco related wrongs,” which are alleged to include: selling defective products, failure to warn, sale of cigarettes to children and adolescents, strict liability, deceit and misrepresentation, violation of trade practice and competition acts, concerted action, and joint liability. A jurisdictional challenge brought by RJR Tobacco and its affiliate was dismissed. RJR Tobacco and its affiliate filed statements of defense in January 2007. Pretrial discovery is ongoing.

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

•

Ontario — In September 2009, a case was filed on behalf of the Province of Ontario, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Ontario Superior Court of Justice. The claim is brought pursuant to Ontario legislation enacted in 2009, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the Ontario government seeks to recover essentially the same types of damages that are being sought in the British Columbia and New Brunswick actions described above based on analogous theories of liability, although the government also asserted claims based on the illegal importation of cigarettes, which claims were deleted in an amended statement of claim filed in August 2010. A jurisdictional challenge brought by RJR Tobacco and its affiliate was dismissed. Preliminary motions are pending.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•

Quebec — In June 2012, a case was filed on behalf of the Province of Quebec, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Superior Court of the Province of Quebec, District of Montreal. The claim is brought pursuant to legislation enacted in Quebec in 2009, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the Quebec government seeks to recover essentially the same types of damages that are being sought in the British Columbia and other provincial actions described above based on analogous theories of liability. RJR Tobacco and its affiliate have brought a motion challenging the jurisdiction of the Quebec court, which was dismissed. Preliminary motions are pending. Separately, in August 2009, certain Canadian manufacturers filed a constitutional challenge to the Quebec statute, and the decision regarding that challenge has been reserved.

•

Manitoba — In May 2012, a case was filed on behalf of the Province of Manitoba, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Court of Queen’s Bench, Winnipeg Judicial Centre, Manitoba. The claim is brought pursuant to legislation assented to in 2006 and proclaimed in 2012, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the Manitoba government seeks to recover essentially the same types of damages that are being sought in the British Columbia and other provincial actions described above based on analogous theories of liability. RJR Tobacco and its affiliate have brought a motion challenging the jurisdiction of the Manitoba court. A decision is pending.

•

Saskatchewan — In June 2012, a case was filed on behalf of the Province of Saskatchewan, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Court of Queen’s Bench, Judicial Centre of Saskatoon, Saskatchewan. The claim is brought pursuant to legislation assented to in 2007 and proclaimed in 2012, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the Saskatchewan government seeks to recover essentially the same types of damages that are being sought in the British Columbia and other provincial actions described above based on analogous theories of liability. RJR Tobacco and its affiliate have brought a motion challenging the jurisdiction of the Saskatchewan court, which was dismissed on October 1, 2013. An application for leave to appeal to the Court of Appeal for Saskatchewan has been filed.

•

Alberta — In June 2012, a case was filed on behalf of the Province of Alberta, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Court of Queen’s Bench of Alberta Judicial Centre, Calgary, Alberta. The claim is brought pursuant to legislation assented to in 2009 and proclaimed in 2012, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the Alberta government seeks to recover essentially the same types of damages that are being sought in the British Columbia and other provincial actions described above based on analogous theories of liability. RJR Tobacco and its affiliate have brought a motion challenging the jurisdiction of the Alberta court. A decision is pending.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•

Prince Edward Island — In September 2012, a case was filed on behalf of the Province of Prince Edward Island, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Supreme Court of Prince Edward Island (General Section), Charlottetown, Prince Edward Island. The claim is brought pursuant to legislation assented to in 2009 and proclaimed in 2012, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the Prince Edward Island government seeks to recover essentially the same types of damages that are being sought in the British Columbia and other provincial actions described above based on analogous theories of liability. RJR Tobacco and its affiliate have brought a motion challenging the jurisdiction of the Prince Edward Island court. A decision is pending.

The following seven putative Canadian class actions were filed against various Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in courts in the Provinces of Alberta, British Columbia, Manitoba, Nova Scotia, Ontario and Saskatchewan, although the plaintiffs’ counsel have been actively pursuing only the action pending in British Columbia at this time:

•

In Adams v. Canadian Tobacco Manufacturers’ Council, a case filed in July 2009 in the Court of Queen’s Bench for Saskatchewan against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, the plaintiff, an individual smoker, alleging her own addiction and chronic obstructive pulmonary disease resulting from the use of tobacco products, is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all individuals who were alive on July 10, 2009, and who have suffered, or who currently suffer, from chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after having smoked a minimum of 25,000 cigarettes designed, manufactured, imported, marketed or distributed by the defendants, as well as disgorgement of revenues earned by the defendants. RJR Tobacco and its affiliate have brought a motion challenging the jurisdiction of the Saskatchewan court. A decision is pending.

•

In Dorion v. Canadian Tobacco Manufacturers’ Council, a case filed in June 2009, in the Court of Queen’s Bench of Alberta against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, the plaintiff, an individual smoker, alleging her own addiction and chronic bronchitis resulting from the use of tobacco products, is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all individuals, including their estates, dependents and family members, who purchased or smoked cigarettes designed, manufactured, marketed or distributed by the defendants, as well as restitution of profits and reimbursement of government expenditure for health-care benefits allegedly caused by the use of tobacco products.

•

In Kunka v. Canadian Tobacco Manufacturers’ Council, a case filed in 2009 in the Court of Queen’s Bench of Manitoba against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, the plaintiff, an individual smoker, alleging her own addiction and chronic obstructive pulmonary disease, severe asthma and lung disease resulting from the use of tobacco products, is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all individuals, including their estates, and their dependents and family members, who purchased or smoked cigarettes manufactured by the defendants, as well as restitution of profits and reimbursement of government expenditure for health care benefits allegedly caused by the use of tobacco products.

•

In Semple v. Canadian Tobacco Manufacturers’ Council, a case filed in June 2009 in the Supreme Court of Nova Scotia against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, the plaintiff, an individual smoker, alleging his own addiction and chronic obstructive pulmonary disease resulting from the use of tobacco products, is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all individuals, including their estates,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dependents and family members, who purchased or smoked cigarettes designed, manufactured, marketed or distributed by the defendants for the period from January 1, 1954, to the expiry of the opt out period as set by the court, as well as restitution of profits and reimbursement of government expenditure for health-care costs allegedly caused by the use of tobacco products.

•

In Bourassa v. Imperial Tobacco Canada Limited, a case filed in June 2010 in the Supreme Court of British Columbia against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, the plaintiff, the heir to a deceased smoker, alleging that the deceased was addicted to and suffered emphysema resulting from the use of tobacco products, is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all individuals, including their estates, who were alive on June 12, 2007, and who have suffered, or who currently suffer from chronic respiratory diseases, after having smoked a minimum of 25,000 cigarettes designed, manufactured, imported, marketed, or distributed by the defendants, as well as disgorgement of revenues earned by the defendants from January 1, 1954, to the date the claim was filed. RJR Tobacco and its affiliate have filed a challenge to the jurisdiction of the British Columbia court. A decision is pending. The plaintiff filed a motion for certification in April 2012, and filed affidavits in support in August 2013.

•

In McDermid v. Imperial Tobacco Canada Limited, a case filed in June 2010 in the Supreme Court of British Columbia against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, the plaintiff, an individual smoker, alleging his own addiction and heart disease resulting from the use of tobacco products, is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all individuals, including their estates, who were alive on June 12, 2007, and who have suffered, or who currently suffer from heart disease, after having smoked a minimum of 25,000 cigarettes designed, manufactured, imported, marketed, or distributed by the defendants, as well as disgorgement of revenues earned by the defendants from January 1, 1954, to the date the claim was filed. RJR Tobacco and its affiliate have filed a challenge to the jurisdiction of the British Columbia court. A decision is pending.

•

In Jacklin v. Canadian Tobacco Manufacturers’ Council, a case filed in June 2012 in the Ontario Superior Court of Justice against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, the plaintiff, an individual smoker, alleging her own addiction and chronic obstructive pulmonary disease resulting from the use of tobacco products, is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all individuals, including their estates, who were alive on June 12, 2007, and who have suffered, or who currently suffer from chronic obstructive pulmonary disease, heart disease, or cancer, after having smoked a minimum of 25,000 cigarettes designed, manufactured, imported, marketed, or distributed by the defendants, as well as restitution of profits, and reimbursement of government expenditure for health-care benefits allegedly caused by the use of tobacco products.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

State Settlement Agreements-Enforcement and Validity; Adjustments

As of December 31, 2013, there were 31 cases concerning the enforcement, validity or interpretation of the State Settlement Agreements in which RJR Tobacco or B&W is a party. This number includes those cases, discussed below, relating to disputed payments under the State Settlement Agreements.

The Vermont Attorney General filed suit in July 2005, in the Vermont Superior Court, Chittenden County, alleging that certain advertising for the Eclipse cigarette brand violated both the MSA and the Vermont Consumer Fraud Statute. The State of Vermont sought declaratory, injunctive, and monetary relief. The bench trial in this action began on October 6, 2008, and lasted a total of five weeks. Closing arguments occurred on March 11, 2009. On March 10, 2010, the court issued its opinion, finding that three of the advertising claims made by RJR Tobacco were not supported by the appropriate degree of scientific evidence. The court did, however, rule that the remaining six advertising claims challenged by the State of Vermont were not actionable. The court indicated that remedies and any damages to be awarded, as well as the issue of attorney’s fees and litigation expenses, will be addressed in additional proceedings. On March 22, 2010, RJR Tobacco filed a motion to amend findings of fact that it believed were demonstrably contrary to, or unsupported by, the record. On December 14, 2010, the court issued an order granting in part and denying in part RJR Tobacco’s motion. The parties conducted a mediation on the remaining issues on February 14, 2012, but failed to reach an agreement. On June 3, 2013, the court awarded $8.3 million in civil penalties and entered a permanent injunction against RJR Tobacco imposing certain limits on the “marketing, distributing, selling, promoting or advertising” within Vermont of any “non-traditional cigarette” or “potentially reduced exposure product”, referred to as PREP, with reduced risk claims, absent certain studies in support. In August 2013, the court clarified its order, ruling that the injunction applied to only non-traditional cigarettes containing tobacco and does not impact either smokeless tobacco products or PREPs generally. RJR Tobacco filed a notice of appeal on September 5, 2013. On September 18, 2013, Vermont filed a notice of cross appeal. On December 6, 2013, RJR Tobacco and the State of Vermont agreed to settle the Eclipse litigation on the following terms: (1) RJR Tobacco would pay the State $14 million to resolve any and all monetary claims that the State has asserted or might have asserted in the Eclipse litigation, including but not limited to, any and all claims for civil penalties, prejudgment interest, post-judgment interest, and the State’s claim for attorneys’ fees, expenses and costs; (2) the injunction the court imposed (limited to “non-traditional cigarette PREPs”) remains in place, and (3) both sides will withdraw their pending appeals to the Vermont Supreme Court. RJR Tobacco paid the $14 million to the State on December 13, 2013. On January 2, 2014, the Vermont Supreme Court dismissed RJR Tobacco’s appeal and the State’s cross appeal that had earlier been filed. This matter is now concluded.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2010, the Mississippi Attorney General filed a motion alleging that RJR Tobacco had improperly failed to report shipments of certain categories of cigarette volumes, and for certain years had improperly reported its net operating profit. As a result, the State alleges that settlement payments to it were improperly reduced. RJR Tobacco disputes these allegations and is vigorously defending against them. Hearings on these issues were held on January 24-25, 2012, and May 9, 2012. On May 15, 2012, the court entered an order finding in favor of RJR Tobacco on the claim related to RJR Tobacco’s reported net operating profits in the year used as a baseline for future calculations of the State’s net operating profits payment. The State had sought $3.8 million in damages for this issue, with an additional $2.7 million in interest. On June 19, 2012, the court entered an order finding in favor of the State on the remaining issues, holding that the total amount of the underpayment was approximately $3.3 million and that interest on the underpayment was also approximately $3.3 million, though the court also held that this amount should be offset by additional payments previously made by Lorillard Tobacco Company on some of these issues. The court further ordered RJR Tobacco to perform an accounting of its profits and shipments from 1999-2011. On July 10, 2012, RJR Tobacco filed a petition with the Mississippi Supreme Court requesting leave to immediately appeal the court’s ordered accounting and its entry of judgment for the State without first conducting an evidentiary hearing. On August 15, 2012, the request was denied. An independent accountant acceptable to both the State and RJR Tobacco was identified and retained. On August 8, 2013, the final report of the independent accountant was filed with the court. The report generally found that RJR Tobacco’s accounting and reporting of information in connection with settlement payment calculations was correct. In some respects, the report expressly disagreed with findings made earlier by the trial court. On December 13, 2013, the State of Mississippi filed its report as to additional damages due it from RJR Tobacco, challenging in various respects the findings set forth in the final report of the independent accountant and seeking various changes to the damages calculations. Also on December 13, 2013, RJR Tobacco filed a motion to finalize damages of third round issues, and/or reconsider, the June 19, 2012, order requesting that the court implement the findings of the independent accountant in a final order on the damage issues and/or to revisit its earlier rulings “in light of the findings and determinations in the independent accountant’s report.” These filings are now pending before the court.

Finally, in connection with the actions brought against RJR Tobacco and B&W, the court awarded the State attorneys’ fees and expenses in an amount to be determined. On May 1, 2013, a hearing on attorneys’ fees and expenses was held before the Special Master appointed by the court. On November 19, 2013, the Special Master issued a report and recommendations on application for award of costs and attorneys’ fees. The Special Master ruled that attorneys’ fees are to be paid with respect to the settlement payment claims against B&W and RJR Tobacco at 25% of “total amounts” awarded to the State of Mississippi by the court in its August 24, 2011, ruling. This recommendation would result in an attorneys’ fee award of approximately $3.7 million, plus 25% of accumulated interest. On December 13, 2013, the State of Mississippi filed a statement regarding report of Special Master on the issue of attorneys’ fees seeking various clarifications of the Special Master’s ruling. Also on December 13, 2013, B&W and RJR Tobacco filed their objections to Special Master’s report and findings on application for award of costs and attorneys’ fees, challenging on various grounds the Special Master’s fee award. The court has not yet acted on the Special Master’s report and recommendation or the filings related thereto.

In May 2006, the State of Florida filed a motion, in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida, to enforce the Florida Settlement Agreement, for an Accounting by Brown & Williamson Holdings, Inc., and for an Order of Contempt, raising substantially the same issues as raised by the Mississippi Attorney General and seeking approximately $12.4 million in additional payments under the Florida Settlement Agreement, as well as $17.0 million in interest payments. This matter is currently in the discovery phase.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NPM Adjustment Claims.    The MSA includes an adjustment that potentially reduces the annual payment obligations of RJR Tobacco and the other PMs. Certain requirements, collectively referred to as the Adjustment Requirements, must be satisfied before the NPM Adjustment for a given year is available:

•

an independent auditor designated under the MSA, referred to as the Independent Auditor, must determine that the PMs have experienced a market share loss beyond a triggering threshold to those manufacturers that do not participate in the MSA, such non-participating manufacturers, referred to as NPMs; and

•

in a binding arbitration proceeding, a firm of independent economic consultants must find that the disadvantages of the MSA were a significant factor contributing to the loss. This finding is known as a significant factor determination.

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

As of December 31, 2013, 47 of the 48 courts that had addressed the question whether the dispute concerning the 2003 NPM Adjustment is arbitrable had ruled that arbitration is required under the MSA. The Montana Supreme Court ruled that the State of Montana did not agree to arbitrate the question of whether it diligently enforced a qualifying statute. Subsequently, Montana and the PMs reached an agreement whereby the PMs agreed not to contest Montana’s claim that it diligently enforced the Qualifying Statute during 2003.

In January 2009, RJR Tobacco and certain other PMs entered into an Agreement Regarding Arbitration, referred to as the Arbitration Agreement, with 45 of the MSA settling states (representing approximately 90% of the allocable share of the settling states) pursuant to which those states agreed to participate in a multistate arbitration of issues related to the 2003 NPM Adjustment. Under the Arbitration Agreement, the signing states had their ultimate liability ,if any, with respect to the 2003 NPM Adjustment reduced by 20%, and RJR Tobacco and the other PMs that placed their share of the disputed 2005 NPM Adjustment (discussed below) into the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disputed payments account, without releasing or waiving any claims, authorized the release of those funds to the settling states.

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

On September 11, 2013, the Arbitration Panel issued rulings with respect to the 15 remaining contested states. The Arbitration Panel ruled that six states (representing approximately 14.68% allocable share) — Indiana, Kentucky, Maryland, Missouri, New Mexico and Pennsylvania – had not diligently enforced their Qualifying Statutes in 2003. As a result of these rulings, RJR Tobacco believes it is entitled to the maximum remaining amount with respect to its 2003 NPM Adjustment claim. RJR Tobacco presently estimates this amount to be $266 million plus interest and earnings, after reducing the Independent Auditor’s revised calculations for RJR Tobacco’s share of the 2003 NPM Adjustment claim for the impact of the Arbitration Agreement and the partial settlement of certain NPM Adjustment claims described below. All six states that were found “non-diligent” by the Arbitration Panel have filed motions to vacate and/or modify the diligent enforcement rulings on the 2003 NPM Adjustment claim. In addition, uncertainty exists as to the timing and process for how RJR Tobacco will ultimately realize its share of the remaining 2003 NPM Adjustment claim. Due to the uncertainty over the final resolution of the 2003 NPM Adjustment claim, no amounts resulting from the ruling of the Arbitration Panel have been recognized in the consolidated financial statements as of December 31, 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Preliminary discussions are currently underway with the jurisdictions that have not joined the Term Sheet for the partial settlement of certain NPM Adjustment claims, described below, to initiate arbitration proceedings with respect to the 2004 NPM Adjustment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2013, 13 non-settling states have motions pending, in their respective MSA courts, to vacate and/or modify the Award.

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

Antitrust Case

A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. As of December 31, 2013, all of the federal and state court cases on behalf of indirect purchasers had been dismissed.

In Smith v. Philip Morris Cos., Inc., a case filed in February 2000, and pending in District Court, Seward County, Kansas, the court granted class certification in November 2001, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, and the parent companies of the major U.S. cigarette manufacturers, including RJR, seeking to recover an unspecified amount in actual and punitive damages. The plaintiffs allege that the defendants participated in a conspiracy to fix or maintain the price of cigarettes sold in the United States. In an opinion dated March 23, 2012, the court granted summary judgment in favor of RJR Tobacco and B&W on the plaintiffs’ claims. On July 18, 2012, the plaintiffs filed a notice of appeal. A hearing on the appeal occurred on December 11, 2013, and the parties await a decision from the court.

Other Litigation and Developments

JTI Claims for Indemnification.    By purchase agreement dated March 9, 1999, amended and restated as of May 11, 1999, referred to as the 1999 Purchase Agreement, RJR and RJR Tobacco sold the international tobacco business to JTI. Under the 1999 Purchase Agreement, RJR and RJR Tobacco retained certain liabilities relating

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•

JTI also has sought indemnification relating to a Statement of Claim filed on April 23, 2010, against JTI Macdonald Corp., referred to as JTI-MC, by the Ontario Flue-Cured Tobacco Growers’ Marketing Board, referred to as the Board, Andy J. Jacko, Brian Baswick, Ron Kichler, and Aprad Dobrenty, proceeding on their own behalf and on behalf of a putative class of Ontario tobacco producers that sold tobacco to JTI-MC during the period between January 1, 1986, and December 31, 1996, referred to as the Class Period, through the Board pursuant to certain agreements. The Statement of Claim seeks recovery for damages allegedly incurred by the class representatives and the putative class for tobacco sales during the Class Period made at the contract price for duty free or export cigarettes with respect to cigarettes that, rather than being sold duty free or for export, purportedly were sold in Canada, which allegedly breached one or more of a series of contracts dated between June 4, 1986, and July 3, 1996. A motion to dismiss has been filed.

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

European Community.    On October 30, 2002, the European Community and ten of its member states filed a complaint in the EDNY against RJR, RJR Tobacco and several currently and formerly related companies. The complaint contains many of the same or similar allegations found in an earlier complaint, now dismissed, filed in August 2001 and also alleges that the defendants, together with certain identified and unidentified persons, engaged in money laundering and other conduct violating civil RICO and a variety of common laws. The complaint also alleges that the defendants manufactured cigarettes that were eventually sold in Iraq in violation of U.S. sanctions. The plaintiffs seek compensatory, punitive and treble damages among other types of relief. This matter had been stayed and largely inactive until November 24, 2009, when, with the court’s permission, the European Community and member states filed and served a second amended complaint. The second amended complaint added 16 member states as plaintiffs and RAI, RJR Tobacco and R. J. Reynolds Global Products Inc.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

referred to as GPI, as defendants. The allegations contained in the second amended complaint are in most respects either identical or similar to those found in the prior complaint, but now add new allegations primarily regarding the activities of RAI, RJR Tobacco and GPI following the B&W business combination. Pursuant to a stipulation and order, the defendants filed a motion to dismiss the plaintiffs’ second amended complaint on February 15, 2010. Ruling on part of the defendants’ motion to dismiss, on March 8, 2011, the court dismissed the plaintiffs’ RICO claims, and reserved decision as to dismissal of the plaintiffs’ state-law claims. Thereafter, on May 13, 2011, the court granted the remaining portion of the defendants’ motion and dismissed the plaintiffs’ state-law claims based on the court’s lack of subject matter jurisdiction. On May 16, 2011, the clerk of court entered a judgment dismissing the action in its entirety. On June 10, 2011, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Second Circuit, appealing from the May 16, 2011, judgment, as well as the March 8, 2011, and May 13, 2011, orders that respectively resulted in the dismissal of their RICO and state-law claims. Oral argument occurred on February 24, 2012. A decision is pending.

FDA Litigation.    On February 25, 2011, RJR Tobacco, Lorillard, Inc., and Lorillard Tobacco Company jointly filed a lawsuit, Lorillard, Inc. v. U.S. Food and Drug Administration, in the U.S. District Court for the District of Columbia, challenging the composition of TPSAC which had been established by the FDA under the FDA Tobacco Act. The complaint alleges that certain members of the TPSAC and certain members of its Constituents Subcommittee have financial and appearance conflicts of interest that are disqualifying under federal ethics law and regulations, and that the TPSAC is not “fairly balanced,” as required by the Federal Advisory Committee Act, referred to as FACA. In March 2011, the plaintiffs filed an amended complaint, which added an additional claim, based on a nonpublic meeting of members of the TPSAC, in violation of the FACA. The court granted the plaintiffs’ unopposed motion to file a second amended complaint adding a count addressing the FDA’s refusal to produce all documents generated by the TPSAC and its subcommittee in preparation of the menthol report. On August 1, 2012, the court denied the FDA’s motion to dismiss. The FDA filed its answer to the complaint on October 12, 2012. The parties participated in a status conference on April 22, 2013, with Lorillard and RJR Tobacco filing an amended complaint the same day. Briefing for summary judgment motions was completed on September 20, 2013. A decision is pending.

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

In Richard Villarreal v. R. J. Reynolds Tobacco Co., a case filed June 6, 2012, the plaintiff filed a collective action complaint against R. J. Reynolds Tobacco Co., Pinstripe, Inc., and CareerBuilder, LLC, in the U.S. District Court, Northern District of Georgia. The complaint alleges unlawful discrimination with respect to the hiring of individuals to fill entry-level regional sales positions in violation of the Age Discrimination in Employment Act (29 U.S.C. §621, et seq.). Although the complaint is currently a single plaintiff case, the complaint seeks collective/class action status. RJR Tobacco’s and Pinstripe’s motion for partial dismissal was granted on March 6, 2013, thereby eliminating the plaintiff’s disparate impact claim and limiting the relevant time period for both the plaintiff’s claims and potential class claims. RJR Tobacco and Pinstripe filed answers to the remaining disparate treatment claim on March 20, 2013. Defendant CareerBuilder was dismissed with prejudice on September 25, 2012. The plaintiff filed a motion to amend the complaint on March 28, 2013, which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was denied by the court on November 26, 2013. Discovery is currently proceeding. The plaintiff’s Fed.R.Civ.P. 54(b) motion to certify for immediate appeal trial court’s prior dismissal of plaintiff’s disparate impact and time-barred claims is pending.

Smokeless Tobacco Litigation

As of December 31, 2013, American Snuff Co. was a defendant in six actions brought by individual plaintiffs in West Virginia state court seeking damages in connection with personal injuries allegedly sustained as a result of the usage of American Snuff Co.’s smokeless tobacco products. These actions are pending before the same West Virginia court as the 564 consolidated individual smoker cases against RJR Tobacco, B&W, as RJR Tobacco’s indemnitee, or both. Pursuant to the court’s December 3, 2001, order, the smokeless tobacco claims and defendants remain severed.

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

Tobacco Buyout Legislation

In 2004, legislation was passed eliminating the U.S. Government’s tobacco production controls and price support program. The buyout of tobacco quota holders provided for in the Fair and Equitable Tobacco Reform Act, referred to as FETRA, is funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout to the industry is approximately $9.9 billion, including approximately $9.6 billion payable to quota tobacco holders and growers through industry assessments over ten years, into 2014, and approximately $290 million for the liquidation of quota tobacco stock. RAI’s operating subsidiaries’ annual expense under FETRA for 2014 is estimated to be approximately $165 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The parties filed their findings of fact and conclusions of law on February 4, 2011. On February 25, 2013, the district court dismissed the case with prejudice. On March 8, 2013, the plaintiffs filed a notice of appeal. Oral argument has been scheduled for March 18, 2014.

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

RAI and its operating subsidiaries believe that climate change is an environmental issue primarily driven by carbon dioxide emissions from the use of energy. RAI’s operating subsidiaries are working to reduce carbon dioxide emissions by minimizing the use of energy where cost effective, minimizing waste to landfills and increasing recycling. Climate change is not viewed by RAI’s operating subsidiaries as a significant direct economic risk to their businesses, but rather an indirect risk involving the potential for a longer-term general increase in the cost of doing business. Regulatory changes are difficult to predict, but the current regulatory risks

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the business of RAI’s operating subsidiaries with respect to climate change are relatively low. Financial impacts will be driven more by the cost of natural gas and electricity. Efforts are made to mitigate the effect of increases in fuel costs directly impacting RAI’s operating subsidiaries by evaluating natural gas usage and market conditions, and occasionally purchasing forward contracts, limited to a three-year period, for natural gas. In addition, RAI’s operating subsidiaries are constantly evaluating electrical energy conservation measures and energy efficient equipment to mitigate impacts of increases in electrical energy costs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Commitments

RAI has operating lease agreements that are primarily for office space, automobiles, warehouse space and computer equipment. The majority of these leases expire within the next five years and some contain renewal or purchase options and escalation clauses or restrictions relating to subleases. Total rent expense was $24 million, $19 million and $18 million for 2013, 2012 and 2011, respectively.

Future minimum lease payments as of December 31, 2013 were as follows:

Noncancellable Operating Leases
2014	$22
2015	17
2016	14
2017	9
2018	5
Thereafter	1

Total	$68

Note 12 — Shareholders’ Equity

RAI’s authorized capital stock at December 31, 2013 and 2012, consisted of 100 million shares of preferred stock, par value $.01 per share, and 1.6 billion shares of common stock, par value $.0001 per share. Four million shares of the preferred stock are designated as Series A Junior Participating Preferred Stock, none of which is issued or outstanding. The Series A Junior Participating Preferred Stock will rank junior as to dividends and upon liquidation to all other series of RAI preferred stock, unless specified otherwise. Also, of the preferred stock, one million shares are designated as Series B Preferred Stock, all of which are issued and outstanding. The Series B Preferred Stock ranks senior upon liquidation, but not with respect to dividends, to all other series of RAI capital stock, unless specified otherwise. As a part of the B&W business combination, RJR is the holder of the outstanding Series B Preferred Stock. In each of 2013, 2012 and 2011, RAI declared $43 million in dividends to RJR with respect to the Series B Preferred Stock.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

RAI’s board of directors declared the following quarterly cash dividends per share of RAI common stock in 2013, 2012 and 2011:

	2013	2012	2011
First	$0.59	$0.56	$0.53
Second	$0.63	$0.59	$0.53
Third	$0.63	$0.59	$0.53
Fourth	$0.63	$0.59	$0.56

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss, net of tax, for the year ended December 31, 2013, were as follows:

	Retirement Benefits	Unrealized Gain (Loss) on Long- Term Investments	Realized Loss on Hedging Instruments	Cumulative Translation Adjustment and Other	Total
Balance at December 31, 2012	$(265)	$(21)	$(14)	$(11)	$(311)
Other comprehensive income before reclassifications	271	5	—	1	277
Amounts reclassified from accumulated other comprehensive income (loss)	(23)	—	1	—	(22)

Net current-period other comprehensive income	248	5	1	1	255

Balance at December 31, 2013	$(17)	$(16)	$(13)	$(10)	$(56)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the consolidated statement of income for the year ended December 31, 2013, were as follows:

Components	Amounts Reclassified	Affected Line Item
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$(21)	Cost of products sold
Amortization of prior service costs	(18)	Selling, general and administrative expenses

	(39)
Deferred taxes	16	Provision for income taxes

Net of tax	$(23)

Loss on hedging instruments:
Amortization of realized loss	$2	Interest and debt expense
Deferred taxes	(1)	Provision for income taxes

Net of tax	$1

Total reclassifications	$(22)	Net income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During 2013, RAI repurchased and cancelled 15,917,174 shares for $750 million, resulting in total repurchases of 47,638,044 shares for $2.1 billion as of December 31, 2013. Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares are cancelled at the time of repurchase.

The RAI Long-Term Incentive Plan, referred to as the LTIP, a plan which expired in 2009, was replaced by the Reynolds American Inc. 2009 Omnibus Incentive Plan, referred to as the Omnibus Plan, which was approved by the shareholders of RAI in 2009.

Restricted stock units granted in March 2010 under the Omnibus Plan vested in March 2013 and were settled with the issuance of 1,572,389 shares of RAI common stock. In addition, during the year ended December 31, 2013, at a cost of $25 million, RAI purchased 574,383 shares that were forfeited and cancelled with respect to tax liabilities associated with restricted stock units vesting under the Omnibus Plan.

Changes in RAI common stock outstanding were as follows:

	2013	2012	2011
Shares outstanding at beginning of year	552,940,767	576,135,199	583,043,872
LTIP shares forfeited	—	—	(433)
LTIP tax shares repurchased and cancelled	—	(921,646)	(162,257)
LTIP shares issued from vesting of restricted stock units	—	2,640,408	—
Omnibus Plan tax shares repurchased and cancelled	(574,383)	—	—
Omnibus Plan shares issued from vesting of restricted stock units	1,572,389	—	—
Shares repurchased and cancelled	(15,917,174)	(24,944,233)	(6,776,637)
Equity incentive award plan shares issued	31,425	31,039	30,654

Shares outstanding at end of year	538,053,024	552,940,767	576,135,199

Note 13 — Stock Plans

As of December 31, 2013, RAI had two stock plans, the Equity Incentive Award Plan for Directors of RAI, referred to as the EIAP, and the Omnibus Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the EIAP, RAI currently provides grants of deferred stock units to eligible directors on a quarterly and annual basis, with the annual grant being made generally on the date of RAI’s annual shareholders’ meeting. Prior to September 13, 2012, upon election to RAI’s board of directors, an eligible director received an initial grant of 3,500 deferred stock units under the EIAP. After September 13, 2012, grants are no longer made to directors upon their initial election to the board of directors, but eligible directors initially elected to RAI’s board of directors after such date on a date other than the annual meeting date, and who therefore are not eligible to receive the annual stock award for such year, now receive a pro rata portion of the annual award upon election. Directors may elect to receive shares of common stock in lieu of their initial and annual grants of deferred stock units. A maximum of 2,000,000 shares of common stock may be issued under this plan, of which 1,036,806 shares were available for grant as of December 31, 2013. Deferred stock units granted under the EIAP have a value equal to, and bear dividend equivalents at the same rate as, one share of RAI common stock, and have no voting rights. The dividends are paid as additional units in an amount equal to the number of shares of RAI common stock that could be purchased with the dividends on the date of payment. Generally, distribution of a director’s deferred stock units will be made on January 2 following his or her last year of service on the board; however, for all grants made under the EIAP after December 31, 2007, a director may elect to receive his or her deferred stock units on the later of January 2 of a specified year or January 2 following his or her last year of service on the board. At the election of a director, distribution may be made in one lump sum or in up to ten annual installments. A director is paid in cash for the units granted quarterly and in common stock for the units granted initially and annually, unless the director elects to receive cash for the initial and annual grants. Cash payments are based on the average closing price of RAI common stock during December of the year preceding payment. Compensation expense related to the EIAP was $7 million, $4 million and $5 million during 2013, 2012 and 2011, respectively.

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

Information regarding restricted stock unit awards outstanding as of December 31, 2013, under the Omnibus Plan was as follows:

Grant Year	Number of Shares Granted	Grant Price	Vesting Date	Number of Shares Cancelled
2011	1,561,331	$33.99	March 1, 2014	174,074
2011	3,874	$39.59	March 1, 2014	3,874
2012	1,222,534	$42.16	March 1, 2015	108,128
2013	1,112,436	$43.36	March 1, 2016	19,505

The grant date fair value was based on the per share closing price of RAI common stock on the date of grant. The actual number of shares granted is fixed. The grants are accounted for as equity-based and compensation expense includes the vesting period elapsed. There were no shares issued during 2013 with respect to awards outstanding as of December 31, 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends paid on shares of RAI common stock will accumulate on the restricted stock units and be paid to the grantee on the vesting date. If RAI fails to pay its shareholders cumulative dividends of at least $6.36 per share for the three-year performance period ending December 31, 2013 (in the case of the 2011 restricted stock unit grants), $6.72 per share for the three-year performance period ending December 31, 2014 (in the case of the 2012 restricted stock unit grants), or $7.08 per share for the three-year performance period ending December 31, 2015 (in the case of the 2013 restricted stock unit grants), then each award will be reduced by an amount equal to three times the percentage of the dividend underpayment, up to a maximum reduction of 50%. Dividends accrued on the 2011 grants are included in other current liabilities and the dividends accrued on the 2012 and 2013 grants are included in other noncurrent liabilities in the consolidated balance sheet as of December 31, 2013.

The changes in RAI restricted stock units during 2013 were as follows:

	Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	4,131,852	$33.36
Granted	1,112,436	43.36
Forfeited	(45,417)	40.91
Vested	(1,604,277)	26.63

Outstanding at end of year	3,594,594	39.37

Total compensation expense related to stock-based compensation and the related tax benefits recognized in selling, general and administrative expenses in the consolidated statements of income were as follows:

Grant/Type	2013	2012	2011
2008 restricted stock	$—	$—	$1
2009 restricted stock units	—	2	12
2010 restricted stock units	2	13	12
2011 restricted stock units	20	14	13
2012 restricted stock units	18	13	—
2013 restricted stock units	15	—	—

Total compensation expense	$55	$42	$38

Total related tax benefits	$19	$15	$13

The amounts related to the unvested Omnibus Plan restricted stock unit grants were included in the consolidated balance sheets as of December 31 as follows:

	2013	2012
Other current liabilities	$10	$10
Other noncurrent liabilities	9	8
Paid-in capital	94	80

As of December 31, 2013, there were $55 million of unrecognized compensation costs related to restricted stock units, calculated at the grant-date price, which are expected to be recognized over a weighted-average period of 1.79 years. The excess tax benefits related to stock-based compensation were $14 million, $39 million and $1 million in 2013, 2012 and 2011, respectively.

RAI has a policy of issuing new shares of common stock to satisfy share option exercises. There was no stock option activity during 2013. The aggregate intrinsic value of fully vested outstanding and exercisable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options at December 31, 2011, was $1 million. The changes in RAI’s stock options during 2012 and 2011 were as follows:

	2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	40,000	$17.45	40,000	$17.45
Expired	(40,000)	17.45	—	—
Exercised	—	—	—	—

Outstanding at end of year	—	—	40,000	17.45

Exercisable at end of year	—	—	40,000	17.45

Equity compensation plan information as of December 31, 2013, was as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity Compensation Plans Approved by Security Holders	5,391,891	(2)	$—	31,610,104
Equity Compensation Plans Not Approved by Security Holders(1)	—		—	1,036,806

Total	5,391,891	(2)	—	32,646,910

(1)	The EIAP was approved by RJR’s sole shareholder, NGH, prior to RJR’s spin-off on June 15, 1999.

(2)

Consists of restricted stock units. These restricted stock units represent the maximum number, 150%, of shares to be awarded under the best-case targets that may not be achieved, and accordingly, may overstate expected dilution.

Note 14 — Retirement Benefits

RAI sponsors a number of non-contributory defined benefit pension plans covering most of the employees of RAI and certain of its subsidiaries, and also provides certain health and life insurance benefits for most of the retired employees of RAI and certain of its subsidiaries and their dependents. These benefits are generally no longer provided to employees hired on or after January 1, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in benefit obligations and plan assets, as well as the funded status of these plans at December 31 were as follows:

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
Change in benefit obligations:
Obligations at beginning of year	$6,293	$5,766	$1,280	$1,434
Service cost	23	23	3	3
Interest cost	247	280	50	56
Actuarial (gain) loss	(540)	612	(95)	27
Plan amendments	—	—	—	(157)
Benefits paid	(405)	(424)	(69)	(83)
Special termination benefits	—	34	—	—
One-time cost	—	2	—	—

Obligations at end of year	$5,618	$6,293	$1,169	$1,280

Change in plan assets:
Fair value of plan assets at beginning of year	$5,423	$5,110	$258	$255
Actual return on plan assets	142	627	31	29
Employer contributions	60	110	48	57
Benefits paid	(405)	(424)	(69)	(83)

Fair value of plan assets at end of year	$5,220	$5,423	$268	$258

Funded status	$(398)	$(870)	$(901)	$(1,022)

For the pension benefit plans, the benefit obligation is the projected benefit obligation. For the postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation. The decrease in the unfunded status for the pension plans is primarily a result of lower obligations due to a higher discount rate, actual returns on plan assets and employer contributions. The decrease in the unfunded status for the postretirement plans is primarily a result of a higher discount rate.

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
Amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets — other assets and deferred charges	$1	$3	$—	$—
Accrued benefit — other current liability	(9)	(9)	(70)	(65)
Accrued benefit — long-term retirement benefits	(390)	(864)	(831)	(957)

Net amount recognized	(398)	(870)	(901)	(1,022)
Accumulated other comprehensive loss	311	645	(231)	(157)

Net amounts recognized in the consolidated balance sheets	$(87)	$(225)	$(1,132)	$(1,179)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts included in accumulated other comprehensive loss were as follows as of December 31:

	2013			2012
	Pension Benefits	Postretirement Benefits	Total	Pension Benefits	Postretirement Benefits	Total
Prior service cost (credit)	$17	$(220)	$(203)	$20	$(262)	$(242)
Net actuarial (gain) loss	294	(11)	283	625	105	730
Deferred income taxes	(134)	71	(63)	(265)	42	(223)

Accumulated other comprehensive loss	$177	$(160)	$17	$380	$(115)	$265

Changes in accumulated other comprehensive loss were as follows:

	2013			2012
	Pension Benefits	Postretirement Benefits	Total	Pension Benefits	Postretirement Benefits	Total
Prior service credit	$—	$—	$—	$—	$(157)	$(157)
Net actuarial (gain) loss	(331)	(116)	(447)	344	8	352
Amortization of prior service cost (credit)	(3)	42	39	(4)	30	26
One-time cost	—	—	—	(2)	—	(2)
MTM adjustment	—	—	—	(289)	(40)	(329)
Deferred income tax expense	131	29	160	(20)	65	45

Change in accumulated other comprehensive loss	$(203)	$(45)	$(248)	$29	$(94)	$(65)

The prior service credit in postretirement benefits in 2012 reflects the adoption of plan amendments resulting from plan design changes primarily impacting the Medicare eligible retirees. These plan changes reduced the postretirement obligation by $157 million.

In March 2010, the Patient Protection Affordable Care Act, referred to as the PPACA, as amended by the Health Care and Reconciliation Act of 2010, was signed into law. The PPACA mandates health-care reforms with staggered effective dates from 2010 to 2018. The additional postretirement liability resulting from the material impacts of the PPACA have been included in the accumulated postretirement benefit obligation at December 31, 2013 and 2012. Given the complexity of the PPACA and the extended time period in which implementation is expected to occur, further adjustments to the accumulated postretirement benefit obligation may be necessary in the future.

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	4.92%	4.07%	4.87%	3.99%
Rate of compensation increase	4.00%	4.00%	—	—

The measurement date used for all plans was December 31.

The accumulated benefit obligation, which represents benefits earned to date, for all pension plans was $5,557 million and $6,216 million for the years ended December 31, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension plans experiencing accumulated benefit obligations, which represent benefits earned to date, in excess of plan assets are summarized below:

	December 31,
	2013	2012
Projected benefit obligation	$5,589	$6,261
Accumulated benefit obligation	5,529	6,185
Plan assets	5,190	5,388

The components of the total benefit cost and assumptions are set forth below:

	Pension Benefits			Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Components of total benefit cost:
Service cost	$23	$23	$26	$3	$3	$3
Interest cost	247	280	300	50	56	75
Expected return on plan assets	(350)	(359)	(373)	(11)	(10)	(18)
Amortization of prior service cost (credit)	3	4	4	(42)	(30)	(29)
MTM adjustment	—	289	110	—	40	35
Curtailment	—	4	—	—	—	—
Special termination benefits	—	34	—	—	—	—

Total benefit (income) cost	$(77)	$275	$67	$—	$59	$66

A workforce reduction in 2012, due to changes in the organizational structure of RJR Tobacco, RAI and RAISC, met RAI’s curtailment threshold as a major event for pension plans. As a result, curtailment charges and special termination benefits were recognized as restructuring expense. The workforce reduction did not exceed the minimum threshold for the postretirement plans, and no special postretirement termination benefits were offered. See note 4 for additional information regarding the restructuring.

The estimated prior service cost for the pension plans that is expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2014 is $3 million. The estimated prior service credit for the postretirement plans that is expected to be amortized from accumulated other comprehensive loss into net postretirement health-care costs during 2014 is $42 million.

	Pension Benefits			Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	4.07%	5.00%	5.66%	3.99%	4.84%	5.52%
Expected long-term return on plan assets	6.67%	6.97%	7.73%	4.35%	4.35%	7.00%
Rate of compensation increase	4.00%	5.00%	5.00%	—	—	5.00%

RAI generally uses a hypothetical bond matching analysis to determine the discount rate. The discount rate modeling process involves selecting a portfolio of high quality corporate bonds whose cash flows, via coupons and maturities, match the projected cash flows of the obligations.

The overall expected long-term rate of return on asset assumptions for pension and postretirement assets are based on: (1) the target asset allocation for plan assets, (2) long-term capital markets forecasts for asset classes employed, and (3) excess return expectations of active management to the extent asset classes are actively managed.

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

Allowable investment types include domestic equity, international equity, global equity, emerging market equity, fixed income, high yield fixed income, real estate, private equity, absolute return, global tactical asset allocation and commodities. The range of allowable investment types utilized for pension assets provides enhanced returns and more widely diversifies the plan. Domestic equities are composed of common stocks of large, medium and small companies. International equities include equity securities issued by companies domiciled outside the United States and in depository receipts, which represent ownership of securities of non-U.S. companies. Global equities include a combination of both domestic and international equities. Emerging market equities are comprised of stocks that are domiciled in less developed, fast growing countries. Fixed income includes corporate debt obligations, fixed income securities issued or guaranteed by the U.S. government, and to a lesser extent by non-U.S. governments, mortgage backed securities, and dollar-denominated obligations issued in the United States by non-U.S. banks and corporations. High yield fixed income is composed of debt securities that are below investment grade. Real estate consists of publicly traded real estate investment trust securities and private real estate investments. Private equity consists of the unregistered securities of private and public companies. Absolute return investments are diversified portfolios utilizing multiple strategies that invest primarily in public securities, including equities and fixed income. Global tactical asset allocation strategies evaluate relative value within and across asset categories and overweight the attractive markets/assets while simultaneously underweighting less attractive markets/assets. Commodities utilize futures contracts to invest in a variety of energy, metal and agricultural goods.

For pension assets, futures and forward contracts are used for portfolio rebalancing and to approach fully invested portfolio positions. Otherwise, a small number of investment managers employ limited use of derivatives, including futures contracts, options on futures, forward contracts and interest rate swaps in place of direct investment in securities to gain efficient exposure to markets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RAI’s pension and postretirement plans asset allocations at December 31, 2013 and 2012, by asset category were as follows:

	Pension Plans
	2013 Target(1)	2013	2012 Target (1)	2012
Asset Category:
Domestic equities	10%	10%	7.5%	8%
International equities	8%	9%	7.5%	8%
Global equities	9%	11%	9%	9%
Emerging market equities	3%	3%	3%	3%
Fixed income	53%	55%	55%	56%
High yield fixed income	—	—	3%	3%
Absolute return	6%	3%	4%	3%
Private equity	2%	1%	1%	1%
Real estate	5%	4%	4%	4%
Global tactical asset allocation	—	—	2%	1%
Commodities	4%	4%	4%	4%

Total	100%	100%	100%	100%

(1)	Allows for a rebalancing range of up to 5 percentage points around target asset allocations.

	Postretirement Plans
	2013 Target(1)	2013	2012 Target(1)	2012
Asset Category:
Domestic equities	21%	22%	21%	20%
International equities	21%	22%	21%	22%
Fixed income	55%	51%	55%	52%
Cash and other	3%	5%	3%	6%

Total	100%	100%	100%	100%

(1)	Allows for a rebalancing range of up to 5 percentage points around target asset allocations.

RAI’s pension and postretirement plan assets, excluding uninvested cash and unsettled trades, carried at fair value on a recurring basis as of December 31, 2013, were as follows(1):

Pension Plans	Level 1	Level 2	Level 3	Total
Asset Category:
Domestic equities	$523	$—	$—	$523
International equities	135	404	—	539
Global equities	535	—	—	535
High yield fixed income	—	18	—	18
Absolute return	—	—	176	176
Private equity	—	—	53	53
Real estate	22	—	190	212
Commodities	—	185	—	185
Agency bonds	—	17	—	17
Asset backed securities	—	89	3	92
Corporate bonds	—	1,568	2	1,570
Government bonds	—	152	—	152

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension Plans	Level 1	Level 2	Level 3	Total
Mortgage backed securities	—	74	21	95
Municipal bonds	—	212	—	212
Treasuries	—	398	—	398
Other	30	72	2	104

Total	$1,245	$3,189	$447	$4,881

Postretirement Plans	Level 1	Level 2	Level 3	Total
Asset Category:
Domestic equities	$—	$60	$—	$60
International equities	—	59	—	59
Short-term bonds	9	—	—	9
Intermediate bonds	—	127	—	127
Other	—	7	—	7

Total	$9	$253	$—	$262

(1)	See note 1 for additional information on the fair value hierarchy.

RAI’s pension and postretirement plan assets, excluding uninvested cash and unsettled trades, carried at fair value on a recurring basis as of December 31, 2012, were as follows(1):

Pension Plans	Level 1	Level 2	Level 3	Total
Asset Category:
Domestic equities	$465	$—	$—	$465
International equities	111	324	—	435
Emerging market equities	—	71	—	71
Global equities	455	—	—	455
High yield fixed income	—	187	—	187
Absolute return	—	—	189	189
Private equity	—	—	47	47
Real estate	25	—	178	203
Global tactical asset allocation	—	55	—	55
Commodities	—	201	—	201
Agency bonds	—	18	—	18
Asset backed securities	—	85	5	90
Corporate bonds	—	1,721	2	1,723
Government bonds	—	159	—	159
Mortgage backed securities	—	79	21	100
Municipal bonds	—	222	—	222
Treasuries	—	415	—	415
Other	37	113	2	152

Total	$1,093	$3,650	$444	$5,187

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Postretirement Plans	Level 1	Level 2	Level 3	Total
Asset Category:
Domestic equities	$—	$52	$—	$52
International equities	—	56	—	56
Short-term bonds	6	—	—	6
Intermediate bonds	—	130	—	130
Other	—	6	—	6

Total	$6	$244	$—	$250

(1)	See note 1 for additional information on the fair value hierarchy.

Transfers of pension and postretirement plan assets in and out of Level 3 during 2013, by asset category were as follows:

	Balance as of January 1, 2013	Purchases, Sales, Issuances and Settlements (net)	Realized Gains	Unrealized Gains (Losses)	Transferred From Other Levels	Balance as of December 31, 2013
Absolute return	$189	$(32)	$31	$(12)	$—	$176
Private equity	47	(1)	4	3	—	53
Real estate	178	(9)	4	17	—	190
Asset backed securities	5	(2)	—	—	—	3
Corporate bonds	2	—	—	—	—	2
Mortgage backed securities	21	—	—	—	—	21
Other	2	—	—	—	—	2

Total	$444	$(44)	$39	$8	$—	$447

Transfers of pension and postretirement plan assets in and out of Level 3 during 2012, by asset category were as follows:

	Balance as of January 1, 2012	Purchases, Sales, Issuances and Settlements (net)	Realized Gains	Unrealized Gains (Losses)	Transferred From Other Levels(1)	Balance as of December 31, 2012
Absolute return	$249	$(71)	$39	$(28)	$—	$189
Private equity	46	(3)	4	—	—	47
Real estate	161	2	2	13	—	178
Asset backed securities	2	1	—	—	2	5
Corporate bonds	15	(14)	6	(6)	1	2
Mortgage backed securities	19	—	—	2	—	21
Other	2	—	—	—	—	2

Total	$494	$(85)	$51	$(19)	$3	$444

(1)	Transfers in and out of Level 3 occur using the fair value at the beginning of the period.

For the years ended December 31, 2013 and 2012, there were no changes among the fair value hierarchy levels between Level 1 and Level 2. For the year ended December 31, 2012, there were changes among the fair value hierarchy levels from Level 2 to Level 3 because of a lack of observable market data due to a decrease in market activity for those securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2013 and 2012, the fair value of pension and postretirement assets classified as Level 2 or Level 3 was determined using a combination of third party pricing services and net asset value. In instances where the plans have invested in commingled pools, the net asset value was used as the practical expedient and no adjustments were made to the provided fair value.

The fair value of commingled pools classified as commodities, emerging market equities, municipal bonds, high yield fixed income, mortgage backed securities, global tactical asset allocation, domestic equities, international equities, intermediate bonds, other and certain of those classified as real estate, asset backed securities and absolute return, classified as Level 2 and Level 3, was determined primarily using an income approach. This approach utilized the net asset value of the underlying investment fund adjusted by the investment manager for restrictions or illiquidity of the disposition of the interest, if any, valuations provided by the fund’s cash flows, and the rights and obligations of the ownership interest of the fund.

The fair value of assets classified as private equity and certain of those classified as real estate and absolute return, classified as Level 3, was determined primarily using an income approach. The fair value was determined by qualified appraisers utilizing observable and unobservable data, including comparable transactions, the fair value of the underlying assets, discount rates, restrictions on disposing interests in the investment’s cash flows and other entity specific risk factors.

The fair value of assets classified as corporate bonds, other and certain of those classified as asset backed securities, classified as Level 3, was determined primarily using an income approach that utilized cash flow models and benchmarking strategies. This approach utilized observable inputs, including market-based interest rate curves, corporate credit spreads and corporate ratings. Additionally, unobservable factors incorporated into these models included default probability assumptions, potential recovery and discount rates.

Additional information relating to RAI’s significant postretirement plans is as follows:

	2013	2012
Weighted-average health-care cost trend rate assumed for the following year	7.50%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2018

Assumed health-care cost trend rates have a significant effect on the amounts reported for the health-care plans. A one-percentage-point change in assumed health-care cost trend rates would have had the following effects at December 31, 2013:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components	$2	$(2)
Effect on benefit obligation	52	(44)

During 2014, RAI expects to contribute $109 million to its pension plans and expects payments related to its postretirement plans to be approximately $70 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future benefit payments:

		Postretirement Benefits
Year	Pension Benefits	Gross Projected Benefit Payments Before Medicare Part D Subsidies	Expected Medicare Part D Subsidies	Net Projected Benefit Payments After Medicare Part D Subsidies
2014	$417	$103	$(2)	$101
2015	432	95	(2)	93
2016	398	96	(2)	94
2017	398	93	(2)	91
2018	394	91	(3)	88
2019-2023	1,909	418	(17)	401

RAI sponsors qualified defined contribution plans. The expense related to these plans was $34 million in 2013 and 2012, and $37 million in 2011. Included in the plans is a non-leveraged employee stock ownership plan, which holds shares of the Reynolds Stock Fund. Participants can elect to contribute to the fund. Dividends paid on shares are reflected as a reduction of equity. All shares are considered outstanding for earnings per share computations.

Note 15 — Segment Information

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

RAI’s largest reportable operating segment, RJR Tobacco, is the second largest tobacco company in the United States. RJR Tobacco’s brands include two of the best-selling cigarettes in the United States: CAMEL and PALL MALL. These brands, and its other brands, including WINSTON, KOOL, DORAL, SALEM, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. As part of its total tobacco strategy, RJR Tobacco also offers a smoke-free tobacco product, CAMEL Snus. RJR Tobacco manages contract manufacturing of cigarette and tobacco products through arrangements with BAT affiliates, and manages the export of tobacco products to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases. RJR Tobacco manages the super-premium cigarettes, DUNHILL and STATE EXPRESS 555, which are licensed from BAT.

American Snuff is the second largest smokeless tobacco products manufacturer in the United States. American Snuff’s primary brands include its largest selling moist snuff brands, GRIZZLY and KODIAK.

Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand.

Niconovum AB, Niconovum USA, Inc. and RJR Vapor, among other RAI subsidiaries, are included in All Other. Niconovum AB and Niconovum USA, Inc., are marketers of nicotine replacement therapy products in Sweden and the United States, respectively, under the ZONNIC brand name. RJR Vapor is a manufacturer and distributor of digital vapor cigarettes under the VUSE brand name in the United States.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intersegment revenues and items below the operating income line of the consolidated statements of income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by RAI’s chief operating decision maker. Additionally, information about total assets by segment is not reviewed by RAI’s chief operating decision maker and therefore is not disclosed.

Segment Data:

	2013	2012	2011
Net sales:
RJR Tobacco	$6,728	$6,960	$7,317
American Snuff	745	681	648
Santa Fe	572	486	416
All Other	191	177	160

Consolidated net sales	$8,236	$8,304	$8,541

Operating income (loss):
RJR Tobacco(1)(2)(3)	$2,587	$1,735	$1,958
American Snuff(2)	420	374	331
Santa Fe(3)	280	237	186
All Other(2)	(70)	(36)	18
Corporate(1)	(85)	(96)	(94)

Consolidated operating income	$3,132	$2,214	$2,399

Cash capital expenditures:
RJR Tobacco	$55	$36	$55
American Snuff	15	24	106
Santa Fe	2	4	7
All Other	81	24	22

Consolidated capital expenditures	$153	$88	$190

Depreciation and amortization expense:
RJR Tobacco	$68	$99	$110
American Snuff	18	19	17
Santa Fe	3	2	5
All Other	14	11	6

Consolidated depreciation and amortization expense	$103	$131	$138

Reconciliation to income from operations before income taxes:
Operating income(1)(2)(3)	$3,132	$2,214	$2,399
Interest and debt expense	259	234	221
Interest income	(5)	(7)	(11)
Other expense, net	137	34	3

Income from operations before income taxes	$2,741	$1,953	$2,186

(1)	Includes restructuring and/or asset impairment charges of $149 million for the year ended December 31, 2012, see “Restructuring Charges” in note 4.

(2)

Includes trademark, goodwill and/or other intangible asset impairment charges of $32 million, $129 million and $48 million for the years ended December 31, 2013, 2012 and 2011, respectively, see “Intangible Assets” in note 3.

(3)	Includes NPM Adjustment credits of $478 million for RJR Tobacco and $5 million for Santa Fe for the year ended December 31, 2013, see “— Cost of Products Sold” in note 1.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales to McLane Company, Inc., a distributor, comprised approximately 31% of RAI’s consolidated revenue in each of 2013 and 2012, and 27% of RAI’s consolidated revenue in 2011. Sales to Core-Mark International, Inc., a distributor, represented approximately 11% of RAI’s consolidated revenue in 2013, and 10% of RAI’s consolidated revenue in 2012. McLane Company, Inc. and Core-Mark International, Inc. are customers of RJR Tobacco, American Snuff and Santa Fe. No other customer accounted for 10% or more of RAI’s consolidated revenue during those periods.

RAI’s operating subsidiaries’ sales to foreign countries, primarily to related parties, for the years ended December 31, 2013, 2012 and 2011 were $497 million, $494 million and $613 million, respectively.

Note 16 — Related Party Transactions

RAI and RAI’s operating subsidiaries engage in transactions with affiliates of BAT, which owns approximately 42% of RAI’s outstanding common stock. The following is a summary of balances and transactions with such BAT affiliates as of and for the years ended December 31:

Balances:

	2013	2012
Accounts receivable, related party	$56	$61
Due to related party	—	1
Deferred revenue, related party	48	42

Significant transactions:

	2013	2012	2011
Net sales	$337	$342	$479
Purchases	27	16	11
RAI common stock purchases from B&W	296	415	114
Capsule royalty income	9	6	2
Research and development services billings	4	3	5

RAI’s operating subsidiaries, primarily RJR Tobacco, sell contract-manufactured cigarettes, tobacco leaf and processed tobacco to BAT affiliates. In December 2012, RJR Tobacco entered into an amendment to its contract manufacturing agreement with a BAT affiliate, which amendment, among other things, requires either party to provide three years’ notice to the other party to terminate the agreement without cause, with any such notice to be given no earlier than January 1, 2016. Net sales to BAT affiliates, primarily cigarettes, represented approximately 4% of RAI’s total net sales in each of 2013 and 2012, and 6% of RAI’s total net sales in 2011.

RJR Tobacco recorded deferred sales revenue relating to leaf sold to BAT affiliates that had not been delivered as of December 31, in each of 2013, 2012 and 2011, given that RJR Tobacco has a legal right to bill the BAT affiliates. Leaf sales revenue to BAT affiliates is recognized when the product is shipped to the customer. RJR Tobacco recorded royalty income from the license of capsule technology to BAT affiliates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with RAI’s share repurchase program, RAI and B&W entered into an agreement on November 14, 2011, pursuant to which B&W agreed to participate in the repurchase program on a basis approximately proportionate with B&W’s 42% ownership of RAI common stock. Under this agreement, RAI repurchased 6,258,315 shares of RAI common stock from B&W during 2013 and 18,815,124 shares as of December 31, 2013.

A member of the board of directors of RAI is also a member of the board of directors of a financial institution, a subsidiary of which is a participant in RAI’s New Credit Agreement.

Note 17 — RAI Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements

The following condensed consolidating financial statements relate to the guaranties of RAI’s $5.1 billion unsecured notes. See note 10 for additional information relating to these notes. Certain of RAI’s direct, wholly owned subsidiaries and certain of its indirectly owned subsidiaries have fully and unconditionally, and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent issuer; RJR, RJR Tobacco, American Snuff Co., SFNTC and certain of RAI’s other subsidiaries, the Guarantors; other direct and indirect subsidiaries of RAI that are not Guarantors; and elimination adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Year Ended December 31, 2013
Net sales	$—	$7,785	$147	$(33)	$7,899
Net sales, related party	—	337	—	—	337

Net Sales	—	8,122	147	(33)	8,236
Cost of products sold	—	3,628	83	(33)	3,678
Selling, general and administrative expenses	13	1,222	154	—	1,389
Amortization expense	—	5	—	—	5
Trademark and other intangible asset impairment charges	—	32	—	—	32

Operating income (loss)	(13)	3,235	(90)	—	3,132
Interest and debt expense	255	113	2	(111)	259
Interest income	(111)	(3)	(2)	111	(5)
Other expense (income), net	129	(45)	10	43	137

Income (loss) before income taxes	(286)	3,170	(100)	(43)	2,741
Provision for (benefit from) income taxes	(95)	1,154	(36)	—	1,023
Equity income from subsidiaries	1,909	5	—	(1,914)	—

Net income (loss)	$1,718	$2,021	$(64)	$(1,957)	$1,718

For the Year Ended December 31, 2012
Net sales	$—	$7,857	$134	$(29)	$7,962
Net sales, related party	—	342	—	—	342

Net Sales	—	8,199	134	(29)	8,304
Cost of products sold	—	4,316	34	(29)	4,321
Selling, general and administrative expenses	23	1,341	106	—	1,470
Amortization expense	—	21	—	—	21
Restructuring charge	4	145	—	—	149
Trademark and other intangible asset impairment charges	—	82	47	—	129

Operating income (loss)	(27)	2,294	(53)	—	2,214
Interest and debt expense	228	119	—	(113)	234
Interest income	(113)	(3)	(4)	113	(7)
Other expense (income), net	26	(44)	9	43	34

Income (loss) before income taxes	(168)	2,222	(58)	(43)	1,953
Provision for (benefit from) income taxes	(59)	762	(21)	(1)	681
Equity income (loss) from subsidiaries	1,381	(16)	—	(1,365)	—

Net income (loss)	$1,272	$1,444	$(37)	$(1,407)	$1,272

For the Year Ended December 31, 2011
Net sales	$—	$7,971	$116	$(25)	$8,062
Net sales, related party	—	479	—	—	479

Net Sales	—	8,450	116	(25)	8,541
Cost of products sold	—	4,460	29	(25)	4,464
Selling, general and administrative expenses	129	1,386	91	—	1,606
Amortization expense	—	24	—	—	24
Trademark impairment charges	—	48	—	—	48

Operating income (loss)	(129)	2,532	(4)	—	2,399
Interest and debt expense	213	125	—	(117)	221
Interest income	(118)	(4)	(6)	117	(11)
Other expense (income), net	8	(47)	(1)	43	3

Income (loss) before income taxes	(232)	2,458	3	(43)	2,186
Provision for (benefit from) income taxes	(89)	875	(6)	—	780
Equity income from subsidiaries	1,549	20	—	(1,569)	—

Net income	$1,406	$1,603	$9	$(1,612)	$1,406

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Comprehensive Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Year Ended December 31, 2013
Net income (loss)	$1,718	$2,021	$(64)	$(1,957)	$1,718
Other comprehensive income (loss), net of tax:
Retirement benefits	248	239	(1)	(238)	248
Unrealized gain on long-term investments	5	5	—	(5)	5
Realized loss on hedging instruments	1	—	—	—	1
Cumulative translation adjustment and other	1	1	14	(15)	1

Comprehensive income (loss)	$1,973	$2,266	$(51)	$(2,215)	$1,973

For the Year Ended December 31, 2012
Net income (loss)	$1,272	$1,444	$(37)	$(1,407)	$1,272
Other comprehensive income (loss), net of tax:
Retirement benefits	65	65	—	(65)	65
Unrealized gain on long-term investments	7	7	—	(7)	7
Realized loss on hedging instruments	(14)	—	—	—	(14)
Cumulative translation adjustment and other	13	13	9	(22)	13

Comprehensive income (loss)	$1,343	$1,529	$(28)	$(1,501)	$1,343

For the Year Ended December 31, 2011
Net income	$1,406	$1,603	$9	$(1,612)	$1,406
Other comprehensive income (loss), net of tax:
Retirement benefits	(144)	(141)	6	135	(144)
Unrealized loss on long-term investments	(12)	(12)	—	12	(12)
Cumulative translation adjustment and other	(8)	(8)	(11)	19	(8)

Comprehensive income	$1,242	$1,442	$4	$(1,446)	$1,242

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the consolidating statements of income for the year ended December 31, 2013, were as follows:

Components	Amount Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$(21)	$(21)	$—	$21	$(21)	Cost of products sold
	(18)	(18)	—	18	(18)	Selling, general and administrative expenses

Amortization of prior service costs	(39)	(39)	—	39	(39)
Deferred taxes	16	16	—	(16)	16	Provision for income taxes

Net of tax	$(23)	$(23)	$—	$23	$(23)

Loss on hedging instruments:
Amortization of realized loss	$2	$—	$—	$—	$2	Interest and debt expense
Deferred taxes	(1)	—	—	—	(1)	Provision for income taxes

Net of tax	$1	$—	$—	$—	$1

Total reclassifications	$(22)	$(23)	$—	$23	$(22)	Net income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Year Ended December 31, 2013
Cash flows from (used in) operating activities	$1,519	$945	$(70)	$(1,086)	$1,308

Cash flows from (used in) investing activities:
Capital expenditures	—	(80)	(74)	1	(153)
Proceeds from termination of joint venture	—	—	31	—	31
Return of intercompany investments	300	—	—	(300)	—
Other, net	81	33	(1)	(104)	9

Net cash flows from (used in) investing activities	381	(47)	(44)	(403)	(113)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,335)	(1,042)	—	1,042	(1,335)
Repurchase of common stock	(775)	—	—	—	(775)
Excess tax benefit on stock-based compensation plans	14	—	—	—	14
Principal borrowings under term loan credit facility	500	—	—	—	500
Repayment of term loan credit facility	(500)	—	—	—	(500)
Proceeds from issuance of long-term debt, net of discounts	1,097	—	—	—	1,097
Repayments of long-term debt	(975)	(60)	—	—	(1,035)
Debt issuance costs and financing fees	(18)	—	—	—	(18)
Dividends paid on preferred stock	(43)	—	—	43	—
Distribution of equity	—	(300)	—	300	—
Make-whole premium for early extinguishment of debt	(155)	—	—	—	(155)
Other, net	(21)	(220)	137	104	—

Net cash flows from (used in) financing activities	(2,211)	(1,622)	137	1,489	(2,207)

Effect of exchange rate changes on cash and cash equivalents	—	—	10	—	10

Net change in cash and cash equivalents	(311)	(724)	33	—	(1,002)
Cash and cash equivalents at beginning of year	755	1,420	327	—	2,502

Cash and cash equivalents at end of year	$444	$696	$360	$—	$1,500

For the Year Ended December 31, 2012
Cash flows from operating activities	$454	$1,801	$29	$(716)	$1,568

Cash flows from (used in) investing activities:
Capital expenditures	—	(79)	(1)	(8)	(88)
Proceeds from termination of joint venture	—	—	30	—	30
Return of intercompany investments	898	—	—	(898)	—
Other, net	40	17	1	(54)	4

Net cash flows from (used in) investing activities	938	(62)	30	(960)	(54)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,307)	(684)	—	684	(1,307)
Repurchase of common stock	(1,101)	—	—	—	(1,101)
Excess tax benefit on stock-based compensation plans	39	—	—	—	39
Principal borrowings under term loan credit facility	750	—	—	—	750
Repayment of term loan credit facility	(750)	—	—	—	(750)
Proceeds from issuance of long-term debt, net of discounts	2,539	—	—	—	2,539
Repayments of long-term debt	(1,018)	(58)	—	—	(1,076)
Debt issuance costs and financing fees	(22)	—	—	—	(22)
Payment to settle forward starting interest rate contracts	(23)	—	—	—	(23)
Dividends paid on preferred stock	(43)	—	—	43	—
Distribution of equity	—	(898)	—	898	—
Other, net	(29)	(40)	(2)	51	(20)

Net cash flows used in financing activities	(965)	(1,680)	(2)	1,676	(971)

Effect of exchange rate changes on cash and cash equivalents	—	—	3	—	3

Net change in cash and cash equivalents	427	59	60	—	546
Cash and cash equivalents at beginning of year	328	1,361	267	—	1,956

Cash and cash equivalents at end of year	$755	$1,420	$327	$—	$2,502

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Year Ended December 31, 2011
Cash flows from (used in) operating activities	$641	$1,571	$(3)	$(789)	$1,420

Cash flows from (used in) investing activities:
Capital expenditures	—	(190)	—	—	(190)
Net proceeds from sale of business	79	123	—	—	202
Proceeds from termination of joint venture	—	—	32	—	32
Return of intercompany investments	1,040	—	—	(1,040)	—
Other, net	40	60	—	(84)	16

Net cash flows from (used in) investing activities	1,159	(7)	32	(1,124)	60

Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,212)	(740)	(6)	746	(1,212)
Repurchase of common stock	(282)	—	—	—	(282)
Excess tax benefit on stock-based compensation plans	1	—	—	—	1
Repayments of long-term debt	(400)	—	—	—	(400)
Debt issuance costs and financing fees	(7)	—	—	—	(7)
Proceeds from termination of interest rate swaps	185	1	—	—	186
Dividends paid on preferred stock	(43)	—	—	43	—
Distribution of equity	—	(1,040)	—	1,040	—
Other, net	(41)	(40)	(3)	84	—

Net cash flows used in financing activities	(1,799)	(1,819)	(9)	1,913	(1,714)

Effect of exchange rate changes on cash and cash equivalents	—	—	(5)	—	(5)

Net change in cash and cash equivalents	1	(255)	15	—	(239)
Cash and cash equivalents at beginning of year	327	1,616	252	—	2,195

Cash and cash equivalents at end of year	$328	$1,361	$267	$—	$1,956

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
December 31, 2013
Assets
Cash and cash equivalents	$444	$696	$360	$—	$1,500
Accounts receivable	—	74	32	—	106
Accounts receivable, related party	—	56	—	—	56
Notes receivable	—	1	36	—	37
Other receivables	76	198	6	(264)	16
Inventories	—	1,069	59	(1)	1,127
Deferred income taxes, net	—	614	1	(9)	606
Prepaid expenses and other	29	172	7	(1)	207

Total current assets	549	2,880	501	(275)	3,655
Property, plant and equipment, net	5	986	83	—	1,074
Trademarks and other intangible assets, net	—	2,413	4	—	2,417
Goodwill	—	7,999	12	—	8,011
Long-term intercompany notes	1,842	1,295	—	(3,137)	—
Investment in subsidiaries	9,736	473	—	(10,209)	—
Other assets and deferred charges	94	187	18	(54)	245

Total assets	$12,226	$16,233	$618	$(13,675)	$15,402

Liabilities and shareholders’ equity
Accounts payable	$1	$169	$15	$—	$185
Tobacco settlement accruals	—	1,727	—	—	1,727
Deferred revenue, related party	—	48	—	—	48
Other current liabilities	601	744	46	(275)	1,116

Total current liabilities	602	2,688	61	(275)	3,076
Intercompany notes and interest payable	1,295	1,700	142	(3,137)	—
Long-term debt (less current maturities)	5,099	—	—	—	5,099
Deferred income taxes, net	—	710	2	(54)	658
Long-term retirement benefits (less current portion)	38	1,172	11	—	1,221
Other noncurrent liabilities	25	156	—	—	181
Shareholders’ equity	5,167	9,807	402	(10,209)	5,167

Total liabilities and shareholders’ equity	$12,226	$16,233	$618	$(13,675)	$15,402

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
December 31, 2012
Assets
Cash and cash equivalents	$755	$1,420	$327	$—	$2,502
Accounts receivable	—	63	24	—	87
Accounts receivable, related party	—	61	—	—	61
Notes receivable	—	1	34	—	35
Other receivables	369	48	4	(405)	16
Inventories	—	944	41	(1)	984
Deferred income taxes, net	—	909	1	(2)	908
Prepaid expenses and other	25	188	8	(2)	219

Total current assets	1,149	3,634	439	(410)	4,812
Property, plant and equipment, net	5	1,019	12	1	1,037
Trademarks and other intangible assets, net	—	2,450	5	—	2,455
Goodwill	—	7,999	12	—	8,011
Long-term intercompany notes	1,920	1,316	—	(3,236)	—
Investment in subsidiaries	8,956	456	—	(9,412)	—
Other assets and deferred charges	88	165	51	(62)	242

Total assets	$12,118	$17,039	$519	$(13,119)	$16,557

Liabilities and shareholders’ equity
Accounts payable	$1	$183	$3	$—	$187
Tobacco settlement accruals	—	2,489	—	—	2,489
Due to related party	—	1	—	—	1
Deferred revenue, related party	—	42	—	—	42
Current maturities of long-term debt	—	60	—	—	60
Other current liabilities	425	910	64	(409)	990

Total current liabilities	426	3,685	67	(409)	3,769
Intercompany notes and interest payable	1,316	1,920	—	(3,236)	—
Long-term debt (less current maturities)	5,035	—	—	—	5,035
Deferred income taxes, net	—	523	—	(62)	461
Long-term retirement benefits (less current portion)	58	1,752	11	—	1,821
Other noncurrent liabilities	26	188	—	—	214
Shareholders’ equity	5,257	8,971	441	(9,412)	5,257

Total liabilities and shareholders’ equity	$12,118	$17,039	$519	$(13,119)	$16,557

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 — Quarterly Results of Operations (Unaudited)

	First	Second	Third	Fourth
2013
Net sales	$1,883	$2,179	$2,135	$2,039
Gross profit	1,189	1,180	1,131	1,058
Net income(1)(2)	508	461	457	292
Per share data(3) :
Basic:
Net income	0.92	0.84	0.84	0.54
Diluted:
Net income	0.92	0.84	0.84	0.54

2012
Net sales	$1,933	$2,176	$2,117	$2,078
Gross profit(4)	939	1,064	1,035	945
Net income(5)	270	443	420	139
Per share data(3) :
Basic:
Net income	0.47	0.78	0.75	0.25
Diluted:
Net income	0.47	0.78	0.74	0.25

(1)	Fourth quarter of 2013 net income includes a $32 million trademark impairment charge.

(2)

Includes NPM Adjustment credits of $261 million in the first quarter of 2013, $90 million in the second quarter of 2013, $69 million in the third quarter of 2013 and $63 million in the fourth quarter of 2013, see “— Cost of Products Sold” in note 1.

(3)	Income per share is computed independently for each of the periods presented. The sum of the income per share amounts for the quarters may not equal the total for the year.

(4)

Third quarter of 2012 gross profit includes an MTM pension/postretirement adjustment of $16 million. Fourth quarter of 2012 gross profit includes an MTM pension/postretirement adjustment of $108 million.

(5)

First quarter of 2012 net income includes a $149 million restructuring charge. Third quarter of 2012 net income includes a $40 million MTM postretirement adjustment. Fourth quarter of 2012 net income includes a $129 million trademark and other intangible assets charge and an MTM pension adjustment of $289 million.

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

Item 10 is incorporated by reference to the following sections of RAI’s definitive Proxy Statement to be filed with the SEC on or about March 21, 2014, referred to as the Proxy Statement: “The Board of Directors — Item 1: Election of Directors;” “The Board of Directors — Biographies of Board Members;” “The Board of Directors — Governance Agreement;” “The Board of Directors — Committees and Meetings of the Board of Directors — Audit and Finance Committee;” “The Board of Directors — Code of Conduct;” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance.” For information regarding the executive officers and certain significant employees of RAI, see “Executive Officers and Certain Significant Employees of the Registrant” in Item 1 of Part I of this report.

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

Item 12 is incorporated by reference to the following sections of the Proxy Statement: “Security Ownership of Certain Beneficial Owners and Management — Stock Ownership of Principal Shareholders;” “Security Ownership of Certain Beneficial Owners and Management — Stock Ownership of Management;” and “The Board of Directors — Governance Agreement.” For information regarding securities authorized for issuance under equity compensation plans, see note 13 to consolidated financial statements in Item 8 of Part II to this report.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

(1)	Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011.

Consolidated Balance Sheets as of December 31, 2013 and 2012.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011.

(2)	Financial Statement Schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or notes.

(3)	See (b) below.

(b)	Exhibit Numbers 10.31 through 10.57 below are management contracts, compensatory plans or arrangements. The following exhibits are filed or furnished, as the case may be, as part of this report:

Exhibit Number
3.1	Amended and Restated Articles of Incorporation of Reynolds American Inc. (incorporated by reference to Exhibit 1 to Reynolds American Inc.’s Form 8-A filed July 29, 2004).

3.2	Articles of Amendment of Amended and Restated Articles of Incorporation of Reynolds American Inc. (incorporated by reference to Exhibit 3.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 2, 2007).

3.3	Articles of Amendment of Amended and Restated Articles of Incorporation of Reynolds American Inc. (incorporated by reference to Exhibit 3.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed August 8, 2011).

3.4	Articles of Amendment of Amended and Restated Articles of Incorporation of Reynolds American Inc. (incorporated by reference to Exhibit 3.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed July 25, 2012).

3.5	Amended and Restated Bylaws of Reynolds American Inc., dated December 5, 2013 (incorporated by reference to Exhibit 3.1 to Reynolds American Inc.’s Form 8-K, dated December 4, 2013).

4.1	Rights Agreement, between Reynolds American Inc. and The Bank of New York, as rights agent (incorporated by reference to Exhibit 3 to Reynolds American Inc.’s Form 8-A filed July 29, 2004).

4.2	Indenture, dated May 31, 2006, among Reynolds American Inc. and certain of its subsidiaries as guarantors and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Reynolds American Inc.’s Form 8-K dated May 31, 2006).

4.3	First Supplemental Indenture, dated September 30, 2006, to Indenture, dated May 31, 2006, among Reynolds American Inc. and certain of its subsidiaries as guarantors, and The Bank of New York Trust Company, N.A., as successor to The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Reynolds American Inc.’s Form 8-K dated September 30, 2006).

Exhibit Number

4.4	Second Supplemental Indenture, dated February 6, 2009, to Indenture, dated May 31, 2006, as supplemented by the First Supplemental Indenture, dated September 30, 2006, among Reynolds American Inc. and certain of its subsidiaries, as guarantors, and The Bank of New York Mellon Trust Company, N.A., f/k/a The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.21 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed February 23, 2009).

4.5	Third Supplemental Indenture, dated September 17, 2013, to Indenture, dated May 31, 2006, by and among Reynolds American Inc., as issuer, and certain of its subsidiaries as guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to Reynolds American Inc.’s Form 8-K, dated September 12, 2013).

4.6	In accordance with Item 601(b)(4)(iii) of Regulation S-K, Reynolds American Inc. agrees to furnish to the SEC, upon request, a copy of each instrument that defines the rights of holders of such long-term debt not filed or incorporated by reference as an exhibit to this Annual Report on Form 10-K.

10.1	Credit Agreement, dated as of October 8, 2013, among Reynolds American Inc., as Borrower, and the agents and lending institutions party thereto (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, dated October 8, 2013).

10.2	Subsidiary Guarantee Agreement, dated as of October 8, 2013, among certain subsidiaries of Reynolds American Inc. as guarantors and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K, dated October 8, 2013).

10.3	Term Loan Agreement, dated as of March 15, 2013, among Reynolds American Inc., the agents and other parties named therein, and the lending institutions listed on Schedule 2.01 thereto (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, dated March 15, 2013).

10.4	Subsidiary Guarantee Agreement, dated as of March 15, 2013, among certain subsidiaries of Reynolds American Inc. as guarantors and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K, dated March 15, 2013).

10.5	Underwriting Agreement, dated as of October 24, 2012, by and among Reynolds American Inc., as issuer, Reynolds American Inc.’s subsidiaries guaranteeing the notes, and Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, for themselves and as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to Reynolds American Inc.’s Form 8-K dated October 24, 2012).

10.6	Underwriting Agreement, dated as of September 12, 2013, by and among Reynolds American Inc., as issuer, Reynolds American Inc.’s subsidiaries that are guaranteeing the notes, and Citigroup Global Markets Inc., Goldman, Sachs & Co. and J.P. Morgan Securities LLC, for themselves and as representatives of the several other underwriters named therein (incorporated by reference to Exhibit 1.1 to Reynolds American Inc.’s Form 8-K dated September 12, 2013).

10.7	Formation Agreement, dated as of July 30, 2004, among Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.), Brown & Williamson U.S.A., Inc. (n/k/a R. J. Reynolds Tobacco Company) and Reynolds American Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

10.8	Governance Agreement, dated as of July 30, 2004, among British American Tobacco p.l.c., Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) and Reynolds American Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

Exhibit Number

10.9	Amendment No. 1, dated as of November 18, 2004, to the Governance Agreement, dated as of July 30, 2004, among British American Tobacco p.l.c., Brown & Williamson Holdings, Inc. and Reynolds American Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated November 18, 2004).

10.10	Amendment No. 2, dated April 29, 2008, to the Governance Agreement, dated as of July 30, 2004, as amended, by and among British American Tobacco p.l.c., Brown & Williamson Holdings, Inc. and Reynolds American Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated April 29, 2008).

10.11	Amendment No. 3, dated November 11, 2011, to the Governance Agreement, dated as of July 30, 2004, as amended, by and among British American Tobacco p.l.c., Brown & Williamson Holdings, Inc. and Reynolds American Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated November 14, 2011).

10.12	Non-Competition Agreement, dated as of July 30, 2004, between Reynolds American Inc. and British American Tobacco p.l.c. (incorporated by reference to Exhibit 10.3 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

10.13	Contract Manufacturing Agreement, dated as of July 30, 2004, by and between R. J. Reynolds Tobacco Company and B.A.T. (U.K. & Export) Limited (incorporated by reference to Exhibit 10.5 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

10.14	Amendment, effective January 2, 2007, to Contract Manufacturing Agreement, dated as of July 30, 2004, by and between R. J. Reynolds Tobacco Company and B.A.T. (U.K. & Export) Limited (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 4, 2007).

10.15	American-blend Cigarette Manufacturing Agreement, dated May 26, 2010, by and between R. J. Reynolds Tobacco Company and BATUS Japan, Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated June 2, 2010).

10.16	Amendment and Extension Agreement, dated December 17, 2012, to American-blend Cigarette Manufacturing Agreement, dated May 26, 2010, by and between R. J. Reynolds Tobacco Company and BATUS Japan, Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated February 11, 2013).

10.17	Share Repurchase Agreement, dated November 11, 2011, by and between Reynolds American Inc. and Brown & Williamson Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated November 14, 2011).

10.18	Purchase Agreement dated as of March 9, 1999, as amended and restated as of May 11, 1999, among R. J. Reynolds Tobacco Company, RJR Nabisco, Inc. and Japan Tobacco Inc. (incorporated by reference to Exhibit 2.1 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated May 12, 1999).

10.19	Settlement Agreement dated August 25, 1997, between the State of Florida and settling defendants in The State of Florida v. American Tobacco Co. (incorporated by reference to Exhibit 2 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated August 25, 1997).

10.20	Comprehensive Settlement Agreement and Release dated January 16, 1998, between the State of Texas and settling defendants in The State of Texas v. American Tobacco Co. (incorporated by reference to Exhibit 2 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated January 16, 1998).

10.21	Settlement Agreement and Release in re: The State of Minnesota v. Philip Morris, Inc., by and among the State of Minnesota, Blue Cross and Blue Shield of Minnesota and the various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.1 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).

Exhibit Number

10.22	Settlement Agreement and Stipulation for Entry of Consent Judgment in re: The State of Minnesota v. Philip Morris, Inc., by and among the State of Minnesota, Blue Cross and Blue Shield of Minnesota and the various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.2 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).

10.23	Form of Consent Judgment by Judge Kenneth J. Fitzpatrick, Judge of District Court in re: The State of Minnesota v. Philip Morris, Inc. (incorporated by reference to Exhibit 99.3 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).

10.24	Stipulation of Amendment to Settlement Agreement and for Entry of Agreed Order dated July 2, 1998, by and among the Mississippi Defendants, Mississippi and the Mississippi Counsel in connection with the Mississippi Action (incorporated by reference to Exhibit 99.2 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).

10.25	Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree dated July 24, 1998, by and among the Texas Defendants, Texas and the Texas Counsel in connection with the Texas Action (incorporated by reference to Exhibit 99.4 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).

10.26	Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree dated September 11, 1998, by and among the State of Florida and the tobacco companies named therein (incorporated by reference to Exhibit 99.1 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed November 12, 1998).

10.27	Master Settlement Agreement, referred to as the MSA, dated November 23, 1998, between the Settling States named in the MSA and the Participating Manufacturers also named therein (incorporated by reference to Exhibit 4 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated November 23, 1998).

10.28	Term Sheet agreed to by R. J. Reynolds Tobacco Company, an indirect subsidiary of Reynolds American Inc., certain other Participating Manufacturers, 17 states, the District of Columbia and Puerto Rico (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, dated March 12, 2013).

10.29	Comprehensive Agreement, dated as of April 13, 2010, among R. J. Reynolds Tobacco Company and Her Majesty the Queen in Right of Canada and the Provinces and Territories listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated April 16, 2010).

10.30	Agreed Statement of Facts, dated as of April 13, 2010, between Her Majesty the Queen and Northern Brands International, Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated April 16, 2010).

10.31	Amended and Restated Directors and Officers Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated February 1, 2005).

10.32	Reynolds American Inc. 2014 Outside Directors’ Compensation Summary.

10.33	Equity Incentive Award Plan for Directors of Reynolds American Inc., referred to as the EIAP (Amended and Restated Effective December 5, 2013).

Exhibit Number

10.34	Form of Deferred Stock Unit Agreement between Reynolds American Inc. and the Director named therein, pursuant to the EIAP (incorporated by reference to Exhibit 10.32 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed February 23, 2009).

10.35	Form of Deferred Stock Unit Agreement between R. J. Reynolds Tobacco Holdings, Inc. and the Director named therein, pursuant to the EIAP (incorporated by reference to Exhibit 10.9 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).

10.36	Deferred Compensation Plan for Directors of Reynolds American Inc. (Amended and Restated Effective November 30, 2007) (incorporated by reference to Exhibit 10.43 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed February 27, 2008).

10.37	Reynolds American Inc. 2009 Omnibus Incentive Compensation Plan (incorporated by reference to Appendix A of Reynolds American Inc.’s definitive Proxy Statement on Schedule 14A filed on March 23, 2009).

10.38	Form of Performance Share Agreement (three-year vesting), dated March 1, 2010, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed April 29, 2010).

10.39	Form of Performance Share Agreement (three-year vesting), dated March 1, 2011, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed April 29, 2011).

10.40	Form of Performance Share Agreement (three-year vesting), dated March 1, 2012, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.5 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed April 26, 2012).

10.41	Form of Performance Share Agreement (three-year vesting), dated March 1, 2013, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed April 23, 2013).

10.42	Offer of Employment Letter, dated December 4, 2006, between R. J. Reynolds Tobacco Company and Daniel M. Delen (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 4, 2007).

10.43	May 24, 1999, July 21, 1999, and June 16, 2000, Letter Agreements between R. J. Reynolds Tobacco Company and Thomas R. Adams (incorporated by reference to Exhibit 10.64 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed February 27, 2008).

10.44	Retention Letter Agreement, dated July 23, 2013, between Reynolds American Inc. and Thomas R. Adams (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed July 25, 2013).

10.45	Form of Amended Letter Agreement regarding Severance Benefits and Change of Control Protections between Reynolds American Inc. and the officer named therein (incorporated by reference to Exhibit 10.67 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed February 27, 2008).

Exhibit Number

10.46	Reynolds American Inc. Executive Severance Plan, as amended and restated effective December 1, 2012 (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated November 29, 2012).

10.47	Retention Trust Agreement dated May 13, 1998, by and between RJR Nabisco, Inc. and Wachovia Bank, N.A. (n/k/a Wells Fargo, N.A.) (incorporated by reference to Exhibit 10.6 to RJR Nabisco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).

10.48	Amendment No. 1 to Retention Trust Agreement, dated May 13, 1998, by and between RJR Nabisco, Inc. and Wachovia Bank, N.A. (n/k/a Wells Fargo, N.A.), dated October 1, 2006 (incorporated by reference to Exhibit 10.56 to Reynolds American Inc.’s S-4 filed October 3, 2006).

10.49	Amendment No. 2 to Retention Trust Agreement, dated May 13, 1998, as amended, by and between R.J. Reynolds Tobacco Holdings, Inc., as successor to RJR Nabisco, Inc., and Wachovia Bank, N.A. (n/k/a Wells Fargo, N.A.), dated January 24, 2007 (incorporated by reference to Exhibit 10.66 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed February 27, 2007).

10.50	Supplemental Pension Plan for Executives of Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) (as amended and restated through January 1, 2012) (incorporated by reference to Exhibit 10.48 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed February 15, 2012).

10.51	Form of Reynolds American Inc. Trust Agreement, by and among the executive officer named therein, J.P. Morgan Trust Company of Delaware, the trustee, as successor to United States Trust Company, N.A., and Reynolds American Inc., as administrative agent for the executive (incorporated by reference to Exhibit 10.65 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed February 23, 2009).

10.52	Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) Health Care Plan for Salaried Employees (as amended through July 29, 2004, by Amendment Nos. 1 and 2) (incorporated by reference to Exhibit 10.69 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 9, 2005).

10.53	Amendment No. 3, entered into as of December 31, 2004, to the Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) Health Care Plan for Salaried Employees (incorporated by reference to Exhibit 10.70 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 9, 2005).

10.54	Amendment No. 4, entered into as of April 20, 2005, to the Brown & Williamson Tobacco Corporation Health Care Plan for Salaried Employees (incorporated by reference to Exhibit 10.71 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed February 27, 2007).

10.55	Amendment No. 5, entered into as of December 29, 2006, to the Brown & Williamson Tobacco Corporation Health Care Plan for Salaried Employees (incorporated by reference to Exhibit 10.72 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed February 27, 2007).

10.56	Amendment No. 6, entered into as of December 19, 2011, to the Brown & Williamson Tobacco Corporation Health Care Plan for Salaried Employees (incorporated by reference to Exhibit 10.54 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed February 15, 2012).

10.57	Amendment No. 7, entered into as of January 24, 2014, to the Brown & Williamson Tobacco Corporation Health Care Plan for Salaried Employees.

Exhibit Number

10.58	Valuation Payment Settlement Agreement, dated February 20, 2008, by and between R. J. Reynolds Tobacco C.V. and Gallaher Limited (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated February 20, 2008).

10.59	Guarantee of JT International Holding B.V., dated February 20, 2008, in favor of R. J. Reynolds Tobacco C.V. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated February 20, 2008).

10.60*	Standard Supplier Agreement, dated August 1, 2003, as amended, by and between R. J. Reynolds Tobacco Company and Eastman Chemical Company (incorporated by reference to Exhibit 10.3 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed October 23, 2012).

10.61	Amendment, effective January 8, 2014, to Standard Supplier Agreement among R. J. Reynolds Tobacco Company, Santa Fe Natural Tobacco Company, Inc. and Eastman Chemical Company (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated February 10, 2014).

12.1	Computation of Ratio of Earnings to Fixed Charges for each of the five years within the period ended December 31, 2013.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

31.2	Certification of Chief Financial Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Arbitration Panel’s Entry of Stipulated Partial Settlement and Award, dated March 12, 2013 (incorporated by reference to Exhibit 99.2 to Reynolds American Inc.’s Form 8-K, dated March 12, 2013).

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema

101.CAL	XBRL taxonomy extension calculation linkbase

101.LAB	XBRL taxonomy extension label linkbase

101.PRE	XBRL taxonomy extension presentation linkbase

*	Confidential treatment has been granted for certain portions of this exhibit pursuant to an order under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which portions have been omitted and filed separately with the Securities and Exchange Commission.
**	Exhibit is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subjected to the liabilities of that Section. This exhibit shall not be incorporated by reference into any given registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REYNOLDS AMERICAN INC.
(Registrant)

Dated: February 11, 2014	By:	/S/ DANIEL M. DELEN
Daniel M. Delen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ DANIEL M. DELEN Daniel M. Delen	President, Chief Executive Officer and Director (principal executive officer)	February 11, 2014

/S/ THOMAS R. ADAMS Thomas R. Adams	Executive Vice President and Chief Financial Officer (principal financial officer)	February 11, 2014

/S/ FREDERICK W. SMOTHERS Frederick W. Smothers	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 11, 2014

/S/ THOMAS C. WAJNERT Thomas C. Wajnert	Chairman of the Board and Director	February 11, 2014

/S/ SUSAN M. CAMERON Susan M. Cameron	Director	February 11, 2014

/S/ JOHN P. DALY John P. Daly	Director	February 11, 2014

/S/ MARTIN D. FEINSTEIN Martin D. Feinstein	Director	February 11, 2014

/S/ LUC JOBIN Luc Jobin	Director	February 11, 2014

/S/ H. RICHARD KAHLER H. Richard Kahler	Director	February 11, 2014

/S/ HOLLY KELLER KOEPPEL Holly Keller Koeppel	Director	February 11, 2014

Signature	Title	Date

/S/ NANA MENSAH Nana Mensah	Director	February 11, 2014

/S/ LIONEL L. NOWELL III Lionel L. Nowell III	Director	February 11, 2014

/S/ RICHARD E. THORNBURGH Richard E. Thornburgh	Director	February 11, 2014

/S/ NEIL R. WITHINGTON Neil R. Withington	Director	February 11, 2014

/S/ JOHN J. ZILLMER John J. Zillmer	Director	February 11, 2014