Form 10-Q
period 2014-03-31
REYNOLDS AMERICAN INC
filed 2014-04-23
CIK 1275283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 536,027,071 shares of common stock, par value $.0001 per share, as of April 7, 2014.

Part I — Financial Information

Item 1. Financial Statements

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions, Except Per Share Amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Net sales(1)	$1,849	$1,802
Net sales, related party	86	81

Net sales	1,935	1,883
Costs and expenses:
Cost of products sold(1)	930	694
Selling, general and administrative expenses	413	301
Amortization expense	2	1

Operating income	590	887
Interest and debt expense	59	62
Interest income	(1)	(2)
Other (income) expense, net	1	(2)

Income from continuing operations before income taxes	531	829
Provision for income taxes	193	321

Income from continuing operations	338	508
Income from discontinued operations, net of tax	25	—

Net income	$363	$508

Basic income per share:
Income from continuing operations	$0.63	$0.92
Income from discontinued operations	0.05	—

Net income	$0.68	$0.92

Diluted income per share:
Income from continuing operations	$0.63	$0.92
Income from discontinued operations	0.04	—

Net income	$0.67	$0.92

Dividends declared per share	$0.67	$0.59

(1)	Excludes excise taxes of $846 million and $855 million for the three months ended March 31, 2014 and 2013, respectively.

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Millions)

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Net income	$363	$508
Other comprehensive income (loss), net of tax:
Retirement benefits, net of tax benefit (2014 — $4; 2013 — $3)	(6)	(5)
Unrealized gain on long-term investments, net of tax expense (2014 — $1; 2013 — $2)	1	2
Cumulative translation adjustment and other, net of tax expense (2013 — $5)	1	(15)

Comprehensive income	$359	$490

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from (used in) operating activities:
Net income	$363	$508
Income from discontinued operations, net of tax	(25)	—
Adjustments to reconcile to net cash flows from (used in) continuing operating activities:
Depreciation and amortization	25	28
Restructuring charge, net of cash payments	(3)	(4)
Deferred income tax expense	(7)	90
Pension and postretirement	(32)	(30)
Tobacco settlement	459	268
Other, net	132	85

Net cash flows from operating activities	912	945

Cash flows from (used in) investing activities:
Capital expenditures	(55)	(23)
Other, net	(30)	3

Net cash flows used in investing activities	(85)	(20)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(339)	(326)
Repurchase of common stock	(173)	(325)
Excess tax benefit on stock-based compensation plans	10	11
Debt issuance costs and financing fees	—	(3)

Net cash flows used in financing activities	(502)	(643)

Effect of exchange rate changes on cash and cash equivalents	1	(6)

Net change in cash and cash equivalents	326	276
Cash and cash equivalents at beginning of period	1,500	2,502

Cash and cash equivalents at end of period	$1,826	$2,778

Income taxes paid, net of refunds	$13	$16
Interest paid	$30	$10

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,826	$1,500
Accounts receivable	100	106
Accounts receivable, related party	50	56
Notes receivable	37	37
Other receivables	11	16
Inventories	1,117	1,127
Deferred income taxes, net	634	606
Prepaid expenses and other	230	207

Total current assets	4,005	3,655
Property, plant and equipment, net of accumulated depreciation (2014 — $1,587; 2013 — $1,579)	1,131	1,074
Trademarks and other intangible assets, net of accumulated amortization	2,415	2,417
Goodwill	8,018	8,011
Other assets and deferred charges	230	245

	$15,799	$15,402

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$179	$185
Tobacco settlement accruals	2,187	1,727
Due to related party	1	—
Deferred revenue, related party	30	48
Other current liabilities	1,283	1,116

Total current liabilities	3,680	3,076
Long-term debt (less current maturities)	5,095	5,099
Deferred income taxes, net	682	658
Long-term retirement benefits (less current portion)	1,199	1,221
Other noncurrent liabilities	130	181
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2014 — 536,027,071; 2013 — 538,053,024)	—	—
Paid-in capital	6,420	6,571
Accumulated deficit	(1,347)	(1,348)
Accumulated other comprehensive loss	(60)	(56)

Total shareholders’ equity	5,013	5,167

	$15,799	$15,402

See Notes to Condensed Consolidated Financial Statements (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 — Business and Summary of Significant Accounting Policies

Overview

The condensed consolidated financial statements (unaudited) include the accounts of Reynolds American Inc., referred to as RAI, and its wholly owned subsidiaries. RAI’s wholly owned operating subsidiaries include R. J. Reynolds Tobacco Company; American Snuff Company, LLC, referred to as American Snuff Co.; Santa Fe Natural Tobacco Company, Inc., referred to as SFNTC; R. J. Reynolds Vapor Company, referred to as RJR Vapor; Niconovum AB; and Niconovum USA, Inc.

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

RAI’s reportable operating segments are RJR Tobacco, American Snuff and Santa Fe. The RJR Tobacco segment consists principally of the primary operations of R. J. Reynolds Tobacco Company. The American Snuff segment consists of the primary operations of American Snuff Co. The Santa Fe segment consists of the domestic operations of SFNTC. Included in All Other are RJR Vapor, Niconovum AB, Niconovum USA, Inc., and various international operations, among other RAI subsidiaries. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.

RAI’s operating subsidiaries primarily conduct their businesses in the United States.

Basis of Presentation

The accompanying interim condensed consolidated financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as GAAP, for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All material intercompany balances have been eliminated. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The condensed consolidated financial statements (unaudited) should be read in conjunction with the consolidated financial statements and related footnotes, which appear in RAI’s Annual Report on Form 10-K for the year ended December 31, 2013. Certain reclassifications were made to conform prior years’ financial statements to the current presentation. Certain amounts presented in note 9 are rounded in the aggregate and may not sum from the individually presented components. All dollar amounts, other than per share amounts, are presented in millions, except for amounts set forth in note 9 and as otherwise noted.

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

	For the Three Months Ended March 31,
	2014	2013
State Settlement Agreements	$456	$268
Federal tobacco quota buyout	55	52
FDA user fees	34	32

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

Based on the jurisdictions bound by the Term Sheet, RJR Tobacco and SFNTC, collectively, will receive credits, currently estimated to total approximately $1.1 billion, with respect to their NPM Adjustment claims for the period from 2003 through 2012. These credits will be applied against annual payments under the MSA over a five-year period, which commenced with the April 2013 MSA payment. As a result of this binding Order, expenses for the MSA were reduced by approximately $204 million for the three months ended March 31, 2013. Also, as a result of meeting the various performance obligations associated with the Term Sheet, RJR Tobacco and Santa Fe recognized additional credits of $63 million and $57 million for the three months ended March 31, 2014 and 2013, respectively. RJR Tobacco expects to recognize additional credits through 2016; and Santa Fe expects to recognize additional credits through 2015.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The components of the pension benefits and the postretirement benefits are set forth below:

	For the Three Months Ended March 31,
	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
Service cost	$5	$5	$1	$1
Interest cost	66	62	14	12
Expected return on plan assets	(90)	(88)	(3)	(3)
Amortization of prior service cost (credit)	1	1	(11)	(10)

Total benefit cost (credit)	$(18)	$(20)	$1	$—

RAI disclosed in its financial statements for the year ended December 31, 2013, that it expects to contribute $109 million to its pension plans in 2014, of which $2 million was contributed during the first three months of 2014.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 2 — Fair Value

Financial assets carried at fair value as of March 31, 2014, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$1,743	$—	$—	$1,743
Other assets and deferred charges:
Auction rate securities	—	—	77	77
Mortgage-backed security	—	—	13	13
Marketable equity security	4	—	—	4

Financial assets carried at fair value as of December 31, 2013, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$1,443	$—	$—	$1,443
Other assets and deferred charges:
Auction rate securities	—	—	76	76
Mortgage-backed security	—	—	13	13
Marketable equity security	4	—	—	4

There were no transfers between the levels for the three months ended March 31, 2014, or in the year ended December 31, 2013.

RAI has investments in auction rate securities linked to corporate credit risk, investments in auction rate securities related to financial insurance companies, an investment in a mortgage-backed security and an investment in a marketable equity security. The unrealized gains and losses, net of tax, were included in accumulated other comprehensive loss in RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2014, and consolidated balance sheet as of December 31, 2013. The funds associated with the auction rate securities will not be accessible until a successful auction occurs or a buyer is found.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The fair value for the mortgage-backed security, classified as Level 3, utilized a market approach and was based upon the calculation of an overall weighted average valuation, derived from the actual, or modeled, market pricing of the specific collateral. The market approach utilized actual pricing inputs when observable and modeled pricing, based upon changes in observable market pricing, when unobservable. Substantial changes in the observable market pricing would directly impact the unobservable pricing and the fair value measurement of this security. RAI has deemed the market for its mortgage-backed security to be inactive. The maturity of the mortgage-backed security has been extended to March 2015, with the annual option to extend an additional year. Given the underlying collateral and RAI’s intent to continue to extend this security, it is classified as a noncurrent asset.

RAI determined the change in the fair value of the investment in a marketable equity security using quoted market prices as of March 31, 2014.

Financial assets classified as Level 3 investments were as follows:

	March 31, 2014			December 31, 2013
	Cost	Gross Unrealized Loss (1)	Estimated Fair Value	Cost	Gross Unrealized Loss (1)	Estimated Fair Value
Auction rate securities	$99	$(22)	$77	$99	$(23)	$76
Mortgage-backed security	20	(7)	13	20	(7)	13

	$119	$(29)	$90	$119	$(30)	$89

(1)

Unrealized losses, net of tax, are reported in accumulated other comprehensive loss in RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2014, and consolidated balance sheet as of December 31, 2013.

The changes in the Level 3 investments during the three months ended March 31, 2014, were as follows:

	Auction Rate Securities
	Cost	Gross Gain (Loss)	Estimated Fair Value
Balance as of January 1, 2014	$99	$(23)	$76
Unrealized gain	—	1	1

Balance as of March 31, 2014	$99	$(22)	$77

	Mortgage-Backed Security
	Cost	Gross Gain (Loss)	Estimated Fair Value
Balance as of January 1, 2014	$20	$(7)	$13
Balance as of March 31, 2014	$20	$(7)	$13

Fair Value of Debt

The estimated fair value of RAI’s outstanding debt, in the aggregate, was $5.3 billion and $5.2 billion, with an effective average annual interest rate of approximately 4.5%, as of March 31, 2014, and December 31, 2013, respectively. The fair values are based on available market quotes, credit spreads and discounted cash flows, as appropriate.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In September 2011, RAI and RJR terminated the original and offsetting interest rate swap agreements, each with a notional amount of $1.5 billion, and received a total of $186 million cash in exchange for foregoing the future cash inflows associated with these swaps. These actions did not change the effective fixed rate of interest associated with the underlying debt.

In September 2013, RAI called for the redemption of, among other RAI notes, the $775 million outstanding principal amount of 7.625% notes due in 2016. Approximately $450 million of this outstanding principal amount was included in the interest rate swap agreements described above. As a result of this action and the maturity of debt in June 2012, RAI had $700 million of previously swapped outstanding fixed rate debt with an effective rate of interest of approximately 3.8%, at March 31, 2014, and December 31, 2013.

In May 2012, RAI entered into forward starting interest rate contracts with an aggregate notional amount of $1 billion. RAI designated those derivatives as cash flow hedges of a future debt issuance, and they were determined to be highly effective at inception. The forward starting interest rate contracts mitigated RAI’s exposure to changes in the benchmark interest rate from the date of inception until the date of the forecasted transaction. On October 31, 2012, RAI completed the sale of $2.55 billion in aggregate principal amount of senior notes, consisting of $450 million of 1.05% senior notes due October 30, 2015, $1.1 billion of 3.25% senior notes due November 1, 2022, and $1 billion of 4.75% senior notes due November 1, 2042. The forward starting interest rate contracts were terminated, and $23 million in associated losses were settled with cash payments to the counterparties. The effective portion of the losses are recorded in accumulated other comprehensive loss in RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2014, and consolidated balance sheet as of December 31, 2013, and will be amortized over the life of the related debt.

The amortization of derivative instruments impacted the condensed consolidated statements of income (unaudited) as follows:

	For the Three Months Ended March 31,
	2014	2013
Interest and debt expense	$(4)	$(6)

Note 3 — Intangible Assets

The changes in the carrying amounts of goodwill by segment were as follows:

	RJR Tobacco	American Snuff	Santa Fe	All Other	Consolidated
Goodwill	$9,065	$2,501	$197	$39	$11,802
Less: Accumulated impairment charges	(3,763)	(28)	—	—	(3,791)

Net goodwill balance as of December 31, 2013	5,302	2,473	197	39	8,011

2014 Activity
Asset acquisition	—	—	—	7	7

Net goodwill balance as of March 31, 2014	$5,302	$2,473	$197	$46	$8,018

On January 1, 2014, RAI completed its acquisition of certain assets and liabilities of a research and development company, for approximately $31 million in cash. The acquired assets will be used to provide additional research and development support for RAI’s operating companies. The acquisition was treated as a purchase of the net assets for financial accounting purposes. The estimated fair value of assets acquired, primarily real and personal property, and liabilities assumed was determined and recognized. The difference between the consideration paid and the acquisition-date value of the identifiable assets acquired and liabilities assumed was recognized as goodwill, as disclosed in the table above. The financial condition and results of operations do not meet the materiality criteria to be reportable and are therefore included in the operating segment All Other.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The carrying amounts and changes therein of trademarks and other intangible assets by segment were as follows:

	RJR Tobacco		American Snuff	Santa Fe	All Other	Consolidated
	Trademarks	Other	Trademarks	Trademarks	Other	Trademarks	Other
Finite-lived:
Balance as of December 31, 2013	$18	$20	$8	$—	$—	$26	$20
Amortization	(1)	(1)	—	—	—	(1)	(1)

Balance as of March 31, 2014	$17	$19	$8	$—	$—	$25	$19

Indefinite-lived:
Balance as of December 31, 2013	$977	$99	$1,136	$155	$4	$2,268	$103

Balance as of March 31, 2014	$977	$99	$1,136	$155	$4	$2,268	$103

Details of finite-lived intangible assets were as follows:

	March 31, 2014			December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Contract manufacturing agreements	$151	$132	$19	$151	$131	$20
Trademarks	114	89	25	114	88	26

	$265	$221	$44	$265	$219	$46

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Year	Amount
Remainder of 2014	$9
2015	9
2016	8
2017	7
2018	6
Thereafter	5

$44

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

As of March 31, 2014, $95 million had been utilized to date. Accordingly, in the condensed consolidated balance sheet (unaudited) as of March 31, 2014, $27 million was included in each of other current liabilities and other noncurrent liabilities.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The changes in the restructuring liability were as follows:

Employee Severance and Benefits
Balance as of December 31, 2012	$71
Utilized in 2013	(14)

Balance as of December 31, 2013	57
Utilized in 2014	(3)

Balance as of March 31, 2014	$54

Note 5 — Income Per Share

The components of the calculation of income per share were as follows:

	For the Three Months Ended March 31,
	2014	2013
Income from continuing operations	$338	$508
Income from discontinued operations	25	—

Net income	$363	$508

Basic weighted average shares, in thousands	536,763	551,353
Effect of dilutive potential shares:
Restricted stock units	2,120	2,097

Diluted weighted average shares, in thousands	538,883	553,450

Note 6 — Inventories

The major components of inventories were as follows:

	March 31, 2014	December 31, 2013
Leaf tobacco	$999	$1,049
Other raw materials	74	66
Work in process	70	70
Finished products	151	130
Other	30	18

Total	1,324	1,333
Less LIFO allowance	207	206

	$1,117	$1,127

RJR Tobacco performs its annual LIFO inventory valuation at December 31. Interim periods represent an estimate of the expected annual valuation.

Note 7 — Income Taxes

The provision for income taxes from continuing operations was as follows:

	For the Three Months
	Ended March 31,
	2014	2013

Provision for income taxes from continuing operations	$193	$321

Effective tax rate	36.3%	38.7%

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The effective tax rate for the three months ended March 31, 2014, as compared with the same prior-year period, was favorably impacted by a decrease in tax attributable to the reversal of tax reserves and interest related to a federal audit settlement and an increase in the domestic production activities deduction of the American Jobs Creation Act of 2004. The effective tax rate for each period differed from the federal statutory rate of 35% due to the impact of state taxes and certain nondeductible items.

The audit of the 2010 and 2011 tax years by the Internal Revenue Service was closed on February 27, 2014. A tax benefit of $25 million attributable to the reversal of tax reserves was recorded in discontinued operations.

Note 8 — Borrowing Arrangements

RAI Notes

As of March 31, 2014, there were no current maturities of long-term debt.

Credit Agreement

In October 2013, RAI entered into a credit agreement, referred to as the Credit Agreement, with a syndicate of lenders, providing for a four-year $1.35 billion senior unsecured revolving credit facility, which may be increased to $1.6 billion at the discretion of the lenders upon the request of RAI.

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

The Credit Agreement also contains a restrictive covenant that limits the amount of debt that may be incurred by non-guarantor subsidiaries, together with certain financial covenants. The restrictive covenants in the Credit Agreement are subject to a number of qualifications and exceptions. The financial covenant levels in the Credit Agreement are 3.00 to 1.00 for the consolidated leverage ratio and 4.00 to 1.00 for the consolidated interest coverage ratio. In addition, the maturity date of the Credit Agreement is October 8, 2017, which date may be extended, with the agreement of the requisite lenders, in two separate one-year increments. The Credit Agreement contains customary events of default, including upon a change in control, as defined therein, that could result in the acceleration of all amounts and cancellation of all commitments outstanding under the Credit Agreement.

RAI is able to use the revolving credit facility under the Credit Agreement for borrowings and issuances of letters of credit at its option, subject to a $300 million sublimit on the aggregate amount of letters of credit. Issuances of letters of credit reduce availability under such revolving credit facility. As of March 31, 2014, there were no borrowings, and $5 million of letters of credit outstanding, under the Credit Agreement.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Overdue principal outstanding under the revolving credit facility under the Credit Agreement bears interest at a rate equal to the rate then in effect with respect to such borrowings, plus 2.0% per annum. Any amount besides principal that becomes overdue bears interest at a rate equal to 2.0% per annum in excess of the rate of interest applicable to base rate loans.

The obligations of RAI under the Credit Agreement are unsecured. Certain of RAI’s subsidiaries, including its Material Subsidiaries, have guaranteed, on an unsecured basis, RAI’s obligations under the Credit Agreement.

On April 14, 2014, RAI borrowed $750 million under the Credit Agreement, with such borrowings initially bearing interest at the annual rate of 1.46%.

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

Accounting for Tobacco-Related Litigation Contingencies

In accordance with GAAP, RAI and its subsidiaries, including RJR Tobacco, American Snuff Co. and SFNTC, as applicable, record any loss concerning litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated on an individual case-by-case basis. For the reasons set forth below, RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular claim concerning the use of smokeless tobacco products against American Snuff Co., when viewed on an individual basis, is not probable, except for the 11 Engle Progeny cases noted below.

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

An accrual of $83 million has been recorded in RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2014. This amount includes $56.9 million for compensatory and punitive damages and $16.1 million for attorneys’ fees and statutory interest through March 31, 2014, for 11 Engle Progeny cases – Jimmie Lee Brown, Koballa, Duke, Walker, Hiott, Kirkland, Sury, Mack, Emmon Smith, Townsend and Starr-Blundell, described below. This accrual also includes $10 million for estimated costs in connection with the U.S. Department of Justice case,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

also described below. During the first quarter of 2014, an aggregate payment of $6.5 million ($3 million for compensatory and punitive damages and $3.5 million for attorneys’ fees and statutory interest) was made in satisfaction of the adverse judgments in three Engle Progeny cases – Ward, Sherman and Lock, described below. No other liabilities for pending smoking and health litigation have been recorded as of March 31, 2014. As other cases proceed through the appellate process, RAI will consider making further accruals on an individual case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

American Snuff Co. also believes that it has valid defenses to the smokeless tobacco products litigation against it. American Snuff Co. asserted and will continue to assert some or all of these defenses in each case at the time and in the manner deemed appropriate by American Snuff Co. and its counsel. No verdict or judgment has been returned or entered against American Snuff Co. on any claim for personal injuries allegedly resulting from the use of smokeless tobacco products. American Snuff Co. intends to defend vigorously all smokeless tobacco litigation claims asserted against it. No liability for pending smokeless tobacco litigation was recorded in RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2014.

Cautionary Statement

Even though RAI’s management continues to conclude that the loss of particular pending smoking and health tobacco litigation claims against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular case concerning the use of smokeless tobacco against American Snuff Co., when viewed on an individual case-by-case basis, is not probable (except for the 11 Engle Progeny cases described below), the possibility of material losses related to such litigation is more than remote. Litigation is subject to many uncertainties, and generally, it is not possible to predict the outcome of any particular litigation pending against RJR Tobacco, American Snuff Co. or their affiliates or indemnitees, or to reasonably estimate the amount or range of any possible loss.

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

During the first quarter of 2014, two tobacco-related cases were served against RJR Tobacco or its affiliates or indemnitees. On March 31, 2014, there were 167 cases pending against RJR Tobacco or its affiliates or indemnitees: 151 in the United States and 16 in Canada, as compared with 173 total cases on March 31, 2013. The U.S. case number does not include the approximately 564 individual smoker cases pending in West Virginia state court as a consolidated action, 4,980 Engle Progeny cases, involving approximately 6,113 individual plaintiffs, and 2,572 Broin II cases (as hereinafter defined), pending in the United States against RJR Tobacco or its affiliates or indemnitees. Of the U.S. cases pending on March 31, 2014, 17 are pending in federal court, 133 in state court and 1 in tribal court, primarily in the following states: Florida (26 cases); Maryland (23 cases); Missouri (19 cases); New York (14 cases); California (10 cases); and Louisiana (9 cases).

The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco or its affiliates or indemnitees as of March 31, 2014, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees as of December 31, 2013, as reported in RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on February 11, 2014, and a cross-reference to the discussion of each case type.

Case Type	RJR Tobacco’s Case Numbers as of March 31, 2014	Change in Number of Cases Since December 31, 2013 Increase/(Decrease)	Page Reference
Individual Smoking and Health	95	1	26
West Virginia IPIC (Number of Plaintiffs)*	1 (approx. 564)	No change	27
Engle Progeny (Number of Plaintiffs)**	4,980 (approx. 6,113)	(151) (210)	27
Broin II	2,572	No change	42
Class-Action	8	No change	42
Health-Care Cost Recovery	2	No change	45
State Settlement Agreements-Enforcement and Validity; Adjustments	30	(1)	51
Antitrust	1	No change	56
Other Litigation and Developments	14	2	56

*	Includes as one case the approximately 564 cases pending as a consolidated action In Re: Tobacco Litigation Individual Personal Injury Cases, sometimes referred to as West Virginia IPIC cases, described below. The West Virginia IPIC cases have been separated from the Individual Smoking and Health cases for reporting purposes.
**	The Engle Progeny cases have been separated from the Individual Smoking and Health cases for reporting purposes. The number of cases has decreased as the result of many of the federal and state court cases being dismissed or duplicate actions being consolidated.

The following cases against RJR Tobacco and B&W have attracted significant attention: the Florida state court class-action case, Engle v. R. J. Reynolds Tobacco Co. and the related Engle Progeny cases; and the case brought by the U.S. Department of Justice under the federal Racketeer Influenced and Corrupt Organizations Act, referred to as RICO.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

In the wake of Engle, thousands of individual progeny actions were filed in federal and state courts in Florida. Such actions are commonly referred to as “Engle Progeny” cases. As of March 31, 2014, 1,860 Engle Progeny cases were pending in federal court, and 3,120 of them were pending in state court. These cases include approximately 6,113 plaintiffs. In addition, as of March 31, 2014, RJR Tobacco was aware of 16 additional Engle Progeny cases that had been filed but not served. Ninety-four Engle Progeny cases have been tried in Florida state and federal courts since 2011, and numerous state court trials are scheduled for 2014. The number of pending cases fluctuates for a variety of reasons, including voluntary and involuntary dismissals. Voluntary dismissals include cases in which a plaintiff accepts an “offer of judgment,” referred to in Florida statutes as “proposals for settlement,” from RJR Tobacco and/or its affiliates. An offer of judgment, if rejected by the plaintiff, preserves RJR Tobacco’s right to recover attorneys’ fees under Florida law in the event of a verdict favorable to RJR Tobacco. Such offers are sometimes made through court-ordered mediations.

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

Fifteen Engle Progeny cases have become final to date. These cases resulted in aggregate payments by RJR Tobacco of $114 million ($84 million for compensatory and punitive damages and $30 million for attorneys’ fees and statutory interest). During the first quarter of 2014, an aggregate payment of $6.5 million ($3 million for compensatory and punitive damages and $3.5 million for attorneys’ fees and statutory interest) was made in satisfaction of the adverse judgments in the Ward, Sherman and Lock cases, described below. Based on RJR Tobacco’s evaluation of the Townsend, Mack, Emmon Smith, Jimmie Lee Brown, Koballa, Duke, Walker, Hiott, Kirkland, Sury and Starr-Blundell cases, an accrual of $73 million ($56.9 million for compensatory and punitive damages and $16.1 million for attorneys’ fees and statutory interest) was recorded in RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2014. The following chart reflects the details related to these cases:

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Compensatory Damages (as adjusted)(1)	Punitive Damages	Status

Jimmie Lee Brown	50%	$600,000	$—	Petition for certiorari pending — U.S. Supreme Court
Koballa	30%	300,000	—	Petition for certiorari pending — U.S. Supreme Court
Kirkland	10%	260,000	—	Petition for certiorari pending — U.S. Supreme Court
Duke	25%	7,676	—	Petition for certiorari pending — U.S. Supreme Court
Walker	10%	27,500	—	Petition for certiorari pending — U.S. Supreme Court
Hiott	40%	730,000	—	Notice to invoke jurisdiction of Florida Supreme Court pending

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Sury	20%	500,000	—	Petition for certiorari pending — U.S. Supreme Court
Townsend	51%	5,500,000	20,000,000	Petition for certiorari pending — U.S. Supreme Court
Emmon Smith	70%	7,000,000	20,000,000	Petition for certiorari pending — U.S. Supreme Court
Mack	65%	1,885,000	—	Petition for certiorari pending — U.S. Supreme Court
Starr-Blundell	10%	50,000	—	Pending — First DCA

Totals		$16,860,176	$40,000,000

(1)

Compensatory damages are adjusted to reflect the reduction required by the allocation of fault. Punitive damages are not adjusted and reflect the amount of the final judgment(s) signed by the trial court judge(s). The amounts listed above do not include attorneys’ fees or statutory interest that apply to the judgments.

The following chart reflects verdicts in all other individual Engle Progeny cases, pending as of March 31, 2014, in which a verdict has been returned against RJR Tobacco or B&W, or both, and has not been set aside on appeal. No liability for any of these cases has been recorded in RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2014. This chart does not include the mistrials or verdicts returned in favor of RJR Tobacco or B&W, or both.

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Compensatory Damages (as adjusted)(1)		Punitive Damages	Appeal Status

Cohen	33.3%	$3,300,000		$—	Punitive damages set aside; remanded for partial new trial; notice to invoke jurisdiction of Florida Supreme Court pending; stayed
Putney	30%	—		—	Reversed and remanded for further proceedings; pending — Florida Supreme Court
Buonomo	77.5%	4,060,000		—	Punitive damages set aside; remanded for new trial; notice to invoke jurisdiction of Florida Supreme Court pending
Webb	90%	—		—	Reversed and remanded for new trial on damages; deadline to file petition for review with U.S. Supreme Court is April 29, 2014
Soffer	40%	2,000,000		—	Pending — Florida Supreme Court
Ciccone	30%	1,000,000		—	Notice to invoke jurisdiction of Florida Supreme Court pending
Hallgren	25%	1,000,000	(2)	750,000	Notice to invoke jurisdiction of Florida Supreme Court pending
Calloway	27%	16,100,000	(3)	17,250,000	Pending — Fourth DCA
Hancock	5%	700		—	Pending — Fourth DCA
Sikes	51%	3,520,000		2,000,000	Pending — First DCA
James Smith	55%	600,000	(4)	20,000	Pending — Eleventh Circuit
Schlenther	50%	5,030,000	(4)	2,500,000	Pending — Second DCA
Ballard	55%	5,000,000		—	Pending — Third DCA
Williams	85%	4,250,000		—	Pending — Third DCA
Evers	60%	1,938,000		—	Punitive damages reversed; pending — Second DCA
Schoeff	75%	7,875,000		30,000,000	Pending — Fourth DCA

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Marotta	58%	3,480,000		—	Pending — Fourth DCA
Searcy	30%	1,000,000	(5)	1,670,000	Pending — Eleventh Circuit
Aycock	72.5%	4,277,000		—	Pending — Eleventh Circuit
Graham	20%	550,000		—	Pending — Eleventh Circuit
Odum	50%	100,000		—	Pending — First DCA
Skolnick	30%	767,000		—	Pending — Fourth DCA
Thibault	70%	1,750,000	(4)	1,275,000	Pending — First DCA
Grossman	75%	15,350,000	(4)	22,500,000	Pending — Fourth DCA
Gafney	33%	1,914,000		—	Pending — Fourth DCA
Crawford	70%	9,000,000		1,000,000	Pending — Third DCA
Harford	18%	59,000		—	Post-trial motions are pending(6)
Cheeley	50%	1,500,000		2,000,000	Post-trial motions denied; deadline to file appeal is April 28, 2014
Goveia	35%	297,500		2,250,000	Post-trial motions denied; deadline to file appeal is May 5, 2014
Clayton	10%	60,000		—	Final judgment has not been entered
Bowden	30%	1,500,000		—	Post-trial motions are pending(6)

Totals		$97,278,200		$83,215,000

(1)

Unless otherwise noted, compensatory damages in these cases are adjusted to reflect the jury’s allocation of comparative fault. Punitive damages are not so adjusted. The amounts listed above do not include attorneys’ fees or statutory interest that may apply to the judgments.

(2)	The trial court held the defendants liable for the entire $1 million, even though the jury allocated 50% of fault to the plaintiff and 50% to the defendants.
(3)

In its ruling on the post-trial motions, the court determined that the jury’s apportionment of comparative fault did not apply to the compensatory damages award and found the defendants jointly and severally liable.

(4)	The court did not apply comparative fault in the final judgment.
(5)	The court held the defendants liable for the entire $1 million, even though the jury allocated 40% of fault to the plaintiff and 60% to the defendants.
(6)	Should the pending post-trial motions be denied, RJR Tobacco will likely file a notice of appeal with the appropriate appellate court.

As of March 31, 2014, outstanding judgments in favor of the Engle Progeny plaintiffs have been entered and remain outstanding against RJR Tobacco in the amount of $97,278,200 in compensatory damages (as adjusted) and in the amount of $83,215,000 in punitive damages, for a total of $180,493,200. All of these verdicts are at various stages in the appellate process. RJR Tobacco continues to believe that it has valid defenses in these cases, including case-specific issues beyond the due process issue discussed above. It is the policy of RJR Tobacco and its affiliates to vigorously defend all smoking and health claims, including in Engle Progeny cases.

Should RJR Tobacco not prevail in any particular individual Engle Progeny case or determine that in any individual Engle Progeny case an unfavorable outcome has become probable and the amount can be reasonably estimated, a loss would be recognized, which could have a material adverse effect on earnings and cash flows of RAI in a particular fiscal quarter or fiscal year. This position on loss recognition for Engle Progeny cases as of March 31, 2014, is consistent with RAI’s and RJR Tobacco’s historic position on loss recognition for other smoking and health litigation. It is also the policy of RJR Tobacco to record any loss concerning litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated on an individual case-by-case basis.

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

Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. It is likely that RJR Tobacco and other cigarette manufacturers will have an increased number of tobacco-related trials in 2014. There are 6 cases, exclusive of Engle Progeny cases, scheduled for trial as of March 31, 2014 through March 31, 2015, for RJR Tobacco or its affiliates and indemnitees: five individual smoking and health cases and one class action. There are 53 Engle Progeny cases against RJR Tobacco and/or B&W set for trial through March 31, 2015, but it is not known how many of these cases will actually be tried.

Trial Results. From January 1, 2011 through March 31, 2014, 100 smoking and health, Engle Progeny and health-care cost recovery cases in which RJR Tobacco or B&W were defendants were tried, including 7 trials for cases where mistrials were declared in the original proceedings. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 51 cases, including 13 mistrials, tried in Florida (48), Missouri (1) and West Virginia (2). Verdicts in favor of the plaintiffs were returned in 45 cases tried in Florida and one in New York. Three cases in Florida were dismissed during trial.

In the first quarter of 2014, 14 Engle Progeny cases in which RJR Tobacco was a defendant were tried:

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

•

In Cheeley v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, Georgia Cheeley, to be 50% at fault and RJR Tobacco to be 50% at fault, and awarded $3 million in compensatory damages and $2 million in punitive damages.

•	In Deshaies v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco.

•	In Gonzalez v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants, including RJR Tobacco.

•

In Goveia v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, Mary Goveia, to be 30% at fault, RJR Tobacco to be 35% at fault and the remaining defendant to be 35% at fault, and awarded $850,000 in compensatory damages and $2.25 million in punitive damages against each defendant.

•	In Wendel v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco.

•	In Banks v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants, including RJR Tobacco.

•	In Ellis v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco.

•

In Clayton v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, David Clayton, to be 90% at fault and RJR Tobacco to be 10% at fault, and awarded $600,000 in compensatory damages. Punitive damages were not awarded.

•

In Bowden v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, William Bowden, to be 40% at fault, RJR Tobacco to be 30% at fault and the remaining defendant to be 30% at fault, and awarded $5 million in compensatory damages. Punitive damages were not awarded.

For a detailed description of the above-described cases, see “— Engle and Engle Progeny Cases” below.

In the first quarter of 2014, no non-Engle Progeny individual smoking and health cases in which RJR Tobacco was a defendant were tried.

The following chart reflects the verdicts in the smoking and health cases or health-care cost recovery cases that have been tried and remain pending as of March 31, 2014, in which verdicts have been returned against RJR Tobacco or B&W, or both. For information on the verdicts in the Engle Progeny cases that have been tried and remain pending as of March 31, 2014, in which verdicts have been returned against RJR Tobacco or B&W, or both, see the Engle Progeny cases chart above. For information on the post-trial status of individual smoking and health cases and the governmental health-care cost recovery case, see “— Individual Smoking and Health Cases,” and “—Health-Care Cost Recovery Cases – U.S. Department of Justice Case,” respectively, below:

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Individual Smoking and Health Cases

As of March 31, 2014, 95 individual cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II, Engle Progeny or West Virginia IPIC cases discussed below. A total of 93 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining two cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to environmental tobacco smoke, referred to as ETS.

Below is a description of the individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2014 to March 31, 2014, or remained on appeal as of March 31, 2014.

On May 26, 2010, the jury returned a verdict in favor of the plaintiff in Izzarelli v. R. J. Reynolds Tobacco Co., a case filed in December 1999 in the U.S. District Court for the District of Connecticut. The plaintiff sought to recover damages for personal injuries that the plaintiff alleges she sustained as a result of unsafe and unreasonably dangerous cigarette products and for economic losses she sustained as a result of unfair trade practices of the defendant. The jury found RJR Tobacco to be 58% at fault and the plaintiff to be 42% at fault, awarded $13.9 million in compensatory damages and found the plaintiff to be entitled to punitive damages. In December 2010, the court awarded the plaintiff $3.97 million in punitive damages. Final judgment was entered in December 2010, in the amount of $11.95 million. The court granted the plaintiff’s motion for offer of judgment interest, and awarded the plaintiff $15.8 million for the period of December 6, 1999 up to and including December 5, 2010, and approximately $4,000 per day thereafter until an amended judgment was entered. The amended judgment was entered in the amount of approximately $28.1 million in March 2011. RJR Tobacco filed a notice of appeal in September 2011, and the plaintiff thereafter cross appealed with respect to the punitive damages award. In September 2013, the U.S. Court of Appeals for the Second Circuit issued an opinion that certified the following question to the Connecticut Supreme Court: “Does Comment i to section 402A of the Restatement (Second) of Torts preclude a suit premised on strict products liability against a cigarette manufacturer based on evidence that the defendant purposefully manufactured cigarettes to increase daily consumption without regard to the resultant increase in exposure to carcinogens, but in the absence of evidence of any adulteration or contamination?” Subsequently, the plaintiff submitted a motion to the U.S. Court of Appeals for the Second Circuit to amend the certification order to add a second question to the Connecticut Supreme Court: “Does Comment i to section 402A of the Restatement (Second) of Torts preclude a claim under the [Connecticut Products Liability Act] against a cigarette manufacturer for negligence (in the design of its cigarette products)?” The Second Circuit denied the plaintiff’s motion. The Connecticut Supreme Court accepted the certified question and denied the plaintiff’s request to amend the question with the same additional question that the plaintiff proposed to the Second Circuit. The deadline for the plaintiff to submit her brief is April 28, 2014, and RJR Tobacco’s brief will be due 30 days thereafter. The Second Circuit has retained jurisdiction over the parties’ appeals and will decide the case after the Connecticut Supreme Court has completed its proceedings.

On June 19, 2013, in Whitney v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants, including RJR Tobacco. The case was filed in January 2011, in the Circuit Court, Alachua County, Florida. The plaintiff alleged that as a result of using the defendants’ products, she suffers from lung cancer and emphysema. Final judgment was entered in July 2013. The plaintiff filed a notice of appeal to the First District Court of Appeal, and the defendants filed a notice of cross appeal in August 2013. Briefing is underway.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

West Virginia IPIC

In re: Tobacco Litigation Individual Personal Injury Cases began in 1999, in West Virginia state court, as a series of roughly 1200 individual plaintiff cases making claims with respect to cigarettes manufactured by Philip Morris, Lorillard, RJR Tobacco, B&W and The American Tobacco Company. The cases were consolidated for a Phase I trial on various defense conduct issues, to be followed in Phase II by individual trials of any claims left standing. Over the years, approximately 600 individual plaintiff claims were dismissed for failure to comply with the case management order, leaving 564 individual cases pending as of April 2013. On April 15, 2013, the Phase I jury trial began and ended with a virtually complete defense verdict on May 15, 2013. The jury found that cigarettes were not defectively designed, were not defective due to a failure to warn prior to July 1, 1969, that defendants were not negligent, did not breach warranties and did not engage in conduct which would warrant punitive damages. The only claim remaining after the verdict was the jury’s finding that all ventilated filter cigarettes manufactured and sold between 1964 and July 1, 1969 were defective for a failure to instruct. The defendants believe that there are only 30 plaintiffs remaining who arguably claim to have smoked a ventilated filter cigarette during the relevant period. The court initially entered judgment on the verdict identifying the 30 plaintiffs remaining, but vacated those orders as premature (leaving to a later day the task of identifying the plaintiffs who might be able to assert a ventilated filter failure to instruct claim during the narrow relevant period). The court entered a new judgment in October 2013, dismissing all claims lost by the plaintiffs and purporting to make those claims and all of the jury rulings immediately subject to appeal. The plaintiffs filed a notice of appeal to the West Virginia Supreme Court of Appeals in November 2013. The plaintiffs filed their opening brief on April 2, 2014, and the defendants’ response is currently due on June 16, 2014, with the plaintiffs’ reply due 20 days later. The defendants did not file a notice of appeal on the ventilated filter finding, but retained the right to file a cross appeal on that issue in their response to the plaintiffs’ initial brief, which response is now due on June 16, 2014.

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

In the wake of the Florida Supreme Court ruling, thousands of individuals filed separate lawsuits seeking to benefit from the Engle findings. As of March 31, 2014, RJR Tobacco was a defendant in 4,980 Engle Progeny cases in both state and federal courts in Florida. These cases include approximately 6,113 plaintiffs. Many of these cases are in active discovery or nearing trial.

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

Below is a description of the Engle Progeny cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2014 to March 31, 2014, or remained on appeal as of March 31, 2014.

On May 5, 2009, in Sherman v. R. J. Reynolds Tobacco Co., a case filed in September 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff. The plaintiff, Melba Sherman, alleged that as a result of using the defendant’s products, the decedent, John Sherman, developed lung cancer and died. The plaintiff sought compensatory damages and an unspecified amount of punitive damages. On May 8, 2009, the jury awarded compensatory damages of $1.55 million and found the decedent to be 50% at fault. No punitive damages were awarded. The court entered final judgment in the amount of $775,000 in June 2009. RJR Tobacco filed a notice of appeal to the Fourth DCA, and posted a supersedeas bond in the amount of approximately $900,000. The plaintiff filed a notice of cross appeal of the final judgment in July 2009. In February 2012, the Fourth DCA affirmed the trial court’s decision citing Jimmie Lee Brown v. R. J. Reynolds Tobacco Co., described below. In March 2012, RJR Tobacco filed a notice to invoke discretionary jurisdiction of the Florida Supreme Court. In May 2013, the Florida Supreme Court accepted jurisdiction because it accepted jurisdiction in Brown based on express and direct conflict. On February 27, 2014, the court discharged jurisdiction in Brown and therefore found there was no basis to exercise jurisdiction in this case. The court discharged jurisdiction and dismissed RJR Tobacco’s petition for review. As a result of further evaluation of the case, RJR Tobacco paid $4.01 million in satisfaction of the judgment on March 24, 2014.

On May 20, 2009, in Jimmie Lee Brown v. R. J. Reynolds Tobacco Co., a case filed in March 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff. The plaintiff alleged that the decedent, Roger Brown, developed smoking related diseases, which resulted in his death. The plaintiff sought compensatory damages and an unspecified amount of punitive damages. The jury later returned a verdict that the decedent was 50% at fault for his injuries and awarded compensatory damages of $1.2 million. No punitive damages were awarded. RJR Tobacco’s post-trial motions were denied, and the court entered final judgment in the amount of $600,000. RJR Tobacco filed a notice of appeal to the Fourth DCA, and posted a supersedeas bond in the amount of approximately $700,000. The Fourth DCA affirmed the trial court’s judgment in September 2011. In November 2011, RJR Tobacco filed a notice to invoke discretionary jurisdiction of the Florida Supreme Court. In May 2013, the Florida Supreme Court accepted jurisdiction based on express and direct conflict. In February 2014, upon further consideration, the court determined that it should exercise discretion and discharge jurisdiction, and, accordingly, dismissed RJR Tobacco’s petition for review. On March 28, 2014, RJR Tobacco filed a petition for writ of certiorari with the U.S. Supreme Court. RJR Tobacco has raised the issue of whether generic findings from the decertified Engle class action – findings the Florida Supreme Court deemed “useless” for issue preclusion purposes – may be used to excuse thousands of plaintiffs in follow-on cases from proving essential elements of their claims without violating the defendants’ due process rights. RJR Tobacco has requested the U.S. Supreme Court to grant the petition or hold it pending its disposition of the petition for writ of certiorari filed in Walker v. R. J. Reynolds Tobacco Co., described below, and then dispose of it consistent with its ruling in that case.

On February 25, 2010, in Grossman v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Broward County, Florida, the court declared a mistrial due to the jury’s inability to reach a decision. The plaintiff alleged that as a result of an addiction to cigarettes, the decedent, Laura Grossman, developed lung cancer and died. The plaintiff sought damages in excess of $15,000 and all taxable costs and interest. Retrial began in March 2010. In April 2010, the jury returned a verdict in favor of the plaintiff in Phase I, and in Phase II awarded $1.9 million in compensatory damages and no punitive damages. The jury also found RJR Tobacco to be 25% at fault, the decedent to be 70% at fault and the decedent’s spouse to be 5% at fault. Final judgment was entered in June 2010, in the amount of $483,682. RJR Tobacco filed a notice of appeal to the Fourth DCA, and posted a supersedeas bond in the amount of approximately $484,000. The plaintiff filed a notice of cross appeal. In June 2012, the Fourth DCA entered an opinion that affirmed the trial court’s judgment, but remanded the case for a new trial on all Phase II issues. In October 2012, RJR Tobacco filed a notice to invoke the discretionary jurisdiction of

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

the Florida Supreme Court. In February 2014, the Florida Supreme Court declined to accept jurisdiction of the appeal of the original verdict. Retrial began on July 11, 2013. On July 31, 2013, the jury returned a verdict in favor of the plaintiff, found the decedent to be 25% at fault and RJR Tobacco to be 75% at fault, and awarded $15.35 million in compensatory damages and $22.5 million in punitive damages. Final judgment was entered in August 2013 and did not include a reduction for comparative fault. RJR Tobacco filed a notice of appeal to the Fourth DCA and the plaintiff filed a notice of cross appeal in October 2013. RJR Tobacco’s original bond was returned, and RJR Tobacco posted a new bond in the amount of $5 million. Briefing is underway.

On March 10, 2010, in Cohen v. R. J. Reynolds Tobacco Co., a case filed in May 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff. The plaintiff alleged that the decedent, Nathan Cohen, developed lung cancer as a result of using the defendants’ products, and sought in excess of $15,000 compensatory damages and unspecified punitive damages. On March 24, 2010, the jury awarded the plaintiff $10 million in compensatory damages, and found the decedent to be 33.3% at fault, RJR Tobacco to be 33.3% at fault and the remaining defendant to be 33.3% at fault. The jury also awarded $20 million in punitive damages, of which $10 million was assigned to RJR Tobacco. In July 2010, the court entered final judgment against RJR Tobacco in the amount of $3.33 million in compensatory damages and $10 million in punitive damages. The court entered an amended judgment in September 2010 to include interest from the date of the verdict. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $2.5 million. In September 2012, the Fourth DCA affirmed the liability finding and the compensatory damages award, but reversed the finding of entitlement to punitive damages, and remanded the case for a retrial limited to the issue of liability for concealment and conspiracy. The defendants and the plaintiff filed separate notices to invoke the discretionary jurisdiction of the Florida Supreme Court in January 2013. In February 2014, the Florida Supreme Court, on its own motion, consolidated the petitions for review filed by the plaintiff and RJR Tobacco and stayed the petitions pending disposition by the court of Hess v. Philip Morris USA, Inc., which deals with the application of the statute of repose as an affirmative defense to claims of fraudulent concealment and conspiracy to commit fraudulent concealment.

On April 21, 2010, in Townsend v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Alachua County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 51% at fault and the decedent, Frank Townsend, to be 49% at fault, and awarded $10.8 million in compensatory damages and $80 million in punitive damages. The plaintiff alleged that the decedent died from lung cancer as a result of his addiction to the defendant’s products, and sought an unspecified amount of compensatory and punitive damages. The trial court entered judgment in the amount of $5.5 million in compensatory damages and $40.8 million in punitive damages, which represents 51% of the original damages verdicts. RJR Tobacco appealed to the First DCA, which affirmed the compensatory damages award, but remanded the case to the trial court with instructions to remit the punitive damages award or grant a new trial on punitive damages. On remand, the trial court remitted the punitive damages award to $20 million. The plaintiff consented to the remittitur, but RJR Tobacco refused to consent and insisted on a new trial on punitive damages. Nonetheless, the trial court entered a final judgment of $5.5 million in compensatory damages and $20 million in punitive damages. RJR Tobacco again appealed. In the second appeal, the First DCA held that the remitted punitive award was not excessive and that RJR Tobacco could not reject the remittitur and insist on a new trial. Following the denial of its post decision motions in the First DCA, RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court in September 2013. In February 2014, the Florida Supreme Court declined to accept jurisdiction. In March 2014, RJR Tobacco posted a supersedeas bond in the amount of $15 million. This bond replaces the original $5 million bond posted. On March 28, 2014, RJR Tobacco filed a petition for writ of certiorari with the U.S. Supreme Court. RJR Tobacco has requested the U.S. Supreme Court to grant the petition or hold it pending disposition of the petitions for writ of certiorari filed in Walker v. R. J. Reynolds Tobacco Co., described below, and Jimmie Lee Brown v. R. J. Reynolds Tobacco Co., described above, and then dispose of it consistent with those cases.

On April 26, 2010, in Putney v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Margot Putney, to be 35% at fault, RJR Tobacco to be 30% at fault and the remaining defendants to be 35% at fault, and awarded $15.1 million in compensatory damages and $2.5 million in punitive damages each against RJR Tobacco and the remaining defendants. The plaintiff alleged that the decedent suffered from nicotine addiction and lung cancer as a result of using the defendants’ products and sought an unspecified amount of compensatory and punitive damages. In August 2010, final judgment was entered against RJR Tobacco in the amount of $4.5 million in compensatory damages, and $2.5 million in punitive damages. RJR Tobacco filed a notice of appeal and the plaintiff filed a notice

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

of cross appeal. In December 2010, the court entered an amended final judgment to provide that interest would run from April 26, 2010. The defendants filed a joint notice of appeal to the Fourth DCA of the amended final judgment, and RJR Tobacco posted a supersedeas bond in the amount of approximately $2.4 million. In June 2013, the Fourth DCA held that the court erred in denying the defendants’ motion for remittitur of the compensatory damages for loss of consortium and in striking the defendants’ statute of repose affirmative defenses. As a result, the verdict was reversed, and the case was remanded for further proceedings. The plaintiff’s motion for rehearing, written opinion on one issue, or certification of conflict to the Florida Supreme Court was denied in August 2013. The defendants and the plaintiff filed separate notices to invoke the discretionary jurisdiction of the Florida Supreme Court in September 2013. In December 2013, the Florida Supreme Court consolidated the petitions for review filed by the plaintiff and the defendants and stayed the petitions pending disposition of Hess v. Philip Morris USA, Inc., described above.

On May 20, 2010, in Buonomo v. R. J. Reynolds Tobacco Co., a case filed in October 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 77.5% at fault and the decedent, Matthew Buonomo, to be 22.5% at fault, and awarded $5.2 million in compensatory damages and $25 million in punitive damages. The plaintiff alleged that the decedent was addicted to cigarettes and, as a result, developed one or more smoking related medical conditions and/or diseases and sought an unspecified amount of compensatory and punitive damages. Post-trial motions were denied, but the court, in accordance with the Florida statutory limitation on punitive damage awards, ordered the punitive damage award of $25 million be reduced to $15.7 million – three times the compensatory damages award of $5.2 million. In August 2010, the court entered final judgment in the amount of $4.06 million in compensatory damages and $15.7 million in punitive damages. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $5 million. The plaintiff also filed a notice of appeal. In September 2013, the Fourth DCA affirmed the final judgment and damages award to the plaintiff on strict liability and negligence. However, the court reversed the judgment entered for the plaintiff on the claims for fraudulent concealment and conspiracy to commit fraud by concealment due to the erroneous striking of RJR Tobacco’s statute of repose defense. As a result, the punitive damages award was set aside and remanded for a new trial. In December 2013, the Fourth DCA denied RJR Tobacco’s motion for rehearing. On January 10, 2014, RJR Tobacco and the plaintiff filed notices to invoke the discretionary jurisdiction of the Florida Supreme Court. Decisions are pending.

On October 15, 2010, in Frazier v. Philip Morris USA Inc., a case filed in December 2007 in the Circuit Court, Miami-Dade County, Florida, the jury returned a verdict in favor of the defendants. The plaintiff alleged that as a result of smoking defendants’, including RJR Tobacco’s, products she developed chronic obstructive pulmonary disease, and sought in excess of $15,000 in compensatory damages and unspecified punitive damages. Final judgment was entered in February 2011. The plaintiff filed a notice of appeal to the Third DCA, and the defendants filed a cross appeal. On April 11, 2012, the Third DCA reversed the trial court’s judgment, directed entry of judgment in the plaintiff’s favor and ordered a new trial. In July 2012, the defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. The Florida Supreme Court accepted jurisdiction of the case in September 2013. Oral argument in the Florida Supreme Court is scheduled for April 30, 2014. The new trial is scheduled for October 13, 2014.

On October 29, 2010, in Koballa v. Philip Morris USA Inc., a case filed in December 2007, in the Circuit Court, Volusia County, Florida against tobacco industry defendants, including RJR Tobacco, the court declared a mistrial after the jury informed the court that they were unable to reach a verdict. The plaintiff alleged that as a result of the use of the defendants’ defective and unreasonably dangerous tobacco products, she suffers from, or has suffered from, nicotine addiction, lung cancer and other smoking related medical conditions and/or diseases, and sought an unspecified amount of compensatory and punitive damages. Retrial began on March 21, 2011, and on March 31, 2011, the jury returned an inconsistent verdict. The jury found that RJR Tobacco was not liable for the plaintiff’s injuries, but found that her past injuries were worth $1 million with the plaintiff being 70% at fault and RJR Tobacco 30% at fault. The court entered final judgment in August 2011. RJR Tobacco filed a notice of appeal to the Fifth DCA, and posted a supersedeas bond in the amount of $300,000. In September 2012, the Fifth DCA affirmed the trial court’s judgment, per curiam. In November 2012, RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. The Florida Supreme Court declined to accept jurisdiction in February 2014. RJR Tobacco filed a petition for writ of certiorari with the U.S. Supreme Court on March 28, 2014. RJR Tobacco has requested the U.S. Supreme Court to grant the petition or hold it pending disposition of the petitions for writ of certiorari filed in Walker v. R. J. Reynolds Tobacco Co., described below, and Jimmie Lee Brown v. R. J. Reynolds Tobacco Co., described above, and then dispose of it consistent with those cases.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On November 15, 2010, in Webb v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Levy County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 90% at fault and the decedent, James Horner, to be 10% at fault, and awarded $8 million in compensatory damages and $72 million in punitive damages. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent developed one or more smoking related diseases, and sought in excess of $15,000 in compensatory and unspecified punitive damages. The court entered judgment, and RJR Tobacco appealed to the First DCA and posted a supersedeas bond in the amount of $5 million. That court affirmed the liability verdict, but ordered a remittitur or a new trial on damages. On remand, the trial court remitted the compensatory damages award to $4 million and the punitive damages award to $25 million. The plaintiff consented to the remitted judgment, and RJR Tobacco rejected the remittitur and demanded a new trial on damages. Nonetheless, the trial court entered the remitted judgment. RJR Tobacco again appealed to the First DCA. In the second appeal, the First DCA found that the trial court erred in concluding that only the plaintiff had the right to choose between accepting the remittitur and proceeding with a new trial. The First DCA thus ordered a new trial on damages. The plaintiff’s motion for rehearing was denied in January 2014. The new trial on damages is scheduled for November 3, 2014.

On February 10, 2011, in Kirkland v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Hillsborough County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 10% at fault and the plaintiff to be 90% at fault, and awarded $100,000 in compensatory damages. The jury also awarded the plaintiff $250,000 in punitive damages. The plaintiff alleged that he was addicted to cigarettes, and as a result, developed larynx cancer and other smoking related medical conditions and/or diseases, and sought an unspecified amount of compensatory and punitive damages. Final judgment was entered in March 2011. The plaintiff filed a notice of appeal to the Second DCA in April 2011. RJR Tobacco filed a notice of cross appeal and posted a supersedeas bond in the amount of $260,000. In January 2012, the plaintiff voluntarily dismissed his appeal. In December 2013, the Second DCA affirmed the trial court’s judgment, per curiam. RJR Tobacco’s motion for a written opinion was denied in January 2014. On March 28, 2014, RJR Tobacco filed a petition for writ of certiorari with the U.S. Supreme Court. RJR Tobacco has requested the U.S. Supreme Court to grant the petition or hold it pending disposition of the petitions for writ of certiorari filed in Walker v. R. J. Reynolds Tobacco Co., described below, and Jimmie Lee Brown v. R. J. Reynolds Tobacco Co., described above, and then dispose of it consistent with those cases.

On March 18, 2011, in Mack v. R. J. Reynolds Tobacco Co., a case filed in June 2008, in the Circuit Court, Alachua County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 51% at fault and the decedent, Peter Mack, Sr., to be 49% at fault, and awarded $1 million in compensatory damages. No punitive damages were awarded. The plaintiff alleged that due to the decedent’s addiction to cigarettes, he developed bronchitis and lung cancer, and sought an unspecified amount of compensatory and punitive damages. In April 2011, final judgment was entered in favor of the plaintiff. RJR Tobacco appealed, and the First DCA reversed the trial court’s judgment and remanded the case for a new trial. Retrial began on December 3, 2012. On December 14, 2012, the jury returned a verdict in favor of the plaintiff, found the decedent to be 35% at fault and RJR Tobacco to be 65% at fault and awarded $2.9 million in compensatory damages. Final judgment was entered in December 2012. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $1.9 million. In March 2014, the First DCA affirmed the judgment of the trial court, per curiam. On March 28, 2014, RJR Tobacco filed a petition for writ of certiorari with the U.S. Supreme Court. RJR Tobacco has requested the U.S. Supreme Court to grant the petition or hold it pending disposition of the petitions for writ of certiorari filed in Walker v. R. J. Reynolds Tobacco Co., described below, and Jimmie Lee Brown v. R. J. Reynolds Tobacco Co., described above, and then dispose of it consistent with those cases.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

On April 26, 2011, in Andy Allen v. R. J. Reynolds Tobacco Co., a case filed in September 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 45% at fault, the decedent, Patricia Allen, to be 40% at fault and the remaining defendant to be 15% at fault, and awarded $6 million in compensatory damages and $17 million in punitive damages against each defendant. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent developed chronic obstructive pulmonary disease, and sought in excess of $15,000 in compensatory damages. Final judgment was entered against RJR Tobacco in the amount of $19.7 million in May 2011. In October 2011, the trial court entered a remittitur of the punitive damages to $8.1 million and denied all other post-trial motions. The defendants filed a joint notice of appeal, RJR Tobacco posted a supersedeas bond in the amount of $3.75 million, and the plaintiff filed a notice of cross appeal in November 2011. In May 2013, the First DCA reversed the trial court’s judgment and remanded the case for a new trial. The plaintiff’s motion for rehearing or rehearing en banc was denied in July 2013. The new trial has not been scheduled. In August 2013, the plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In February 2014, the Florida Supreme Court declined to accept jurisdiction. The deadline for the plaintiff to file a petition for writ of certiorari with the U.S. Supreme Court is May 15, 2014.

On May 20, 2011, in Jewett v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 20% at fault, the decedent, Barbara Jewett, to be 70% at fault and the remaining defendant to be 10% at fault, and awarded $1.1 million in compensatory damages and no punitive damages. The plaintiff alleged that the decedent, Barbara Jewett, was addicted to cigarettes and as a result of her addiction, developed chronic obstructive pulmonary disease, emphysema and respiratory failure, and sought in excess of $15,000 in compensatory damages. Final judgment was entered in June 2011. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $218,600. In November 2012, the First DCA reversed the judgment and remanded the case for a new trial. The new trial has not been scheduled. The plaintiff and the defendants filed separate notices to invoke the discretionary jurisdiction of the Florida Supreme Court in March 2013. In February 2014, the Florida Supreme Court declined to accept jurisdiction. The deadline for either party to file a petition for writ of certiorari with the U.S. Supreme Court is May 15, 2014.

On June 16, 2011, in Soffer v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Alachua County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 40% at fault, the decedent, Maurice Soffer, to be 60% at fault, and awarded $5 million in compensatory damages and no punitive damages. The plaintiff alleged that the decedent was addicted to cigarettes and, as a result, developed lung cancer and other smoking related conditions and/or diseases, and sought in excess of $15,000 in compensatory damages. Final judgment was entered against RJR Tobacco in the amount of $2 million. The plaintiff filed a notice of appeal to the First DCA in July 2011. RJR Tobacco filed a notice of cross appeal and posted a supersedeas bond in the amount of $2 million. In October 2012, the First DCA affirmed the trial court’s ruling in full. On the direct appeal, the court held that only intentional torts could support a punitive damages claim and held that Engle Progeny plaintiffs may not seek punitive damages for negligence or strict liability because the original Engle class did not seek punitive damages for those claims. The First DCA certified the question to the Florida Supreme Court as one of great public importance. On the cross appeal, the court rejected RJR Tobacco’s arguments about the use of the Engle findings and the statute of limitations. RJR Tobacco filed a motion for rehearing or for certification to the Florida Supreme Court and the plaintiff filed a motion for rehearing or rehearing en banc. In January 2013, the First DCA granted rehearing on RJR Tobacco’s cross appeal to clarify that the trial court’s application of Engle findings did not violate RJR Tobacco’s due process rights. Otherwise, rehearing, rehearing en banc and certification were denied. RJR Tobacco and the plaintiff both filed notices to invoke the discretionary jurisdiction of the Florida Supreme Court. In February 2014, the Florida Supreme Court declined to accept jurisdiction of RJR Tobacco’s petition for review and accepted the plaintiff’s petition for review requesting the Florida Supreme Court review the decision of the First DCA. Briefing is underway, and oral argument has not been scheduled.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On July 15, 2011, in Ciccone v. R. J. Reynolds Tobacco Co., a case filed in August 2004, in the Circuit Court, Broward County, Florida, a jury returned a verdict finding the plaintiff is a member of the Engle class. The plaintiff alleged that as a result of the use of the defendant’s tobacco products, the decedent, George Ciccone, suffered from nicotine addiction and one or more smoking related diseases and/or medical conditions, and sought an unspecified amount of compensatory and punitive damages. On July 21, 2011, the jury awarded approximately $3.2 million in compensatory damages and $50,000 in punitive damages. The jury found the decedent to be 70% at fault and RJR Tobacco to be 30% at fault. Final judgment was entered in September 2011, and RJR Tobacco filed a notice of appeal to the Fourth DCA. RJR Tobacco posted a supersedeas bond in the amount of approximately $1 million on October 17, 2011. In August 2013, the Fourth DCA affirmed the judgment of the trial court, but reversed the punitive damages award and remanded the case to the trial court for entry of a final judgment that eliminates the punitive damages award. RJR Tobacco’s motion for rehearing or rehearing en banc was denied in November 2013. RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court in December 2013. A decision is pending.

On September 15, 2011, in Ojeda v. R. J. Reynolds Tobacco Co., a case filed in October 2007, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of RJR Tobacco. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent, Juan Ojeda, suffered from one or more smoking related medical conditions and/or diseases, and sought an unspecified amount of damages. Final judgment was entered September 26, 2011. The plaintiff filed a notice of appeal to the Third DCA in October 2012. Briefing is underway.

On November 28, 2011, in Sury v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, William Sury, to be 60% at fault, RJR Tobacco to be 20% at fault, and the remaining defendant to be 20% at fault, and awarded $1 million in compensatory damages and no punitive damages. The plaintiff alleged that as a result of the use of the defendants’ products, the decedent suffered from lung cancer, and sought an unspecified amount of damages. Final judgment was entered in March 2012. The court entered an amended final judgment that held the defendants jointly and severally liable for the entire $1 million, even though the jury had allocated 60% of fault to the plaintiff and 20% of fault to a co-defendant. The defendants filed a notice of appeal to the First DCA on April 20, 2012, and RJR Tobacco posted a supersedeas bond in the amount of $500,000. In June 2013, the First DCA affirmed the final judgment. RJR Tobacco’s motion for rehearing was denied in August 2013. In January 2014, the Florida Supreme Court denied RJR Tobacco’s petition for review of the First DCA’s decision. RJR Tobacco filed a petition for writ of certiorari with the U.S. Supreme Court on March 28, 2014. RJR Tobacco has requested the U.S. Supreme Court to grant the petition or hold it pending disposition of the petitions for writ of certiorari filed in Walker v. R. J. Reynolds Tobacco Co., described below, and Jimmie Lee Brown v. R. J. Reynolds Tobacco Co., described above, and then dispose of it consistent with those cases.

On January 24, 2012, in Hallgren v. R. J. Reynolds Tobacco Co., a case filed in April 2007, in the Circuit Court, Highlands County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Claire Hallgren, to be 50% at fault, RJR Tobacco to be 25% at fault, and the remaining defendant to be 25% at fault, and awarded $2 million in compensatory damages and $750,000 in punitive damages against each defendant. The plaintiff alleged that the decedent was addicted to the defendants’ products, and as a result, suffered from lung cancer, and sought in excess of $15,000 in compensatory damages and unspecified punitive damages. In March 2012, the court entered final judgment in the amount of approximately $1 million for which RJR Tobacco and the other defendant are jointly and severally liable; and $750,000 in punitive damages against each defendant. The defendants filed a joint notice of appeal to the Second DCA, and RJR Tobacco posted a supersedeas bond in the amount of approximately $1.3 million in May 2012. The plaintiff filed a notice of cross appeal. In October 2013, the Second DCA affirmed the trial court’s ruling that punitive damages can be awarded for negligence and strict liability claims as well as for the intentional tort claims brought under Engle. The court certified a conflict with the First DCA’s decision in Soffer and the Fourth DCA’s decision in Ciccone. The court also certified the following question to be of great public importance – “Are members of the Engle class who pursue individual damages actions in accordance with the decision in Engle v. Liggett Group, Inc., entitled to pursue punitive damages under claims for strict liability and negligence?” In November 2013, the defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. A decision is pending.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On January 25, 2012, in Ward v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Mattie Ward, to be 50% at fault, RJR Tobacco to be 30% at fault, and the remaining defendants, collectively, to be 20% at fault, and awarded $1 million in compensatory damages and $1.7 million in punitive damages. The plaintiff alleged that the decedent was addicted to the defendants’ products, and as a result, suffered from chronic obstructive pulmonary disease and other smoking related conditions and/or diseases, and sought in excess of $15,000 in compensatory damages. In March 2012, the court entered final judgment in the amount of $487,000 in compensatory damages, for which RJR Tobacco and the other defendants are jointly and severally liable; and $1.7 million in punitive damages against RJR Tobacco. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $2.19 million in June 2012. The plaintiff filed a notice of cross appeal. In September 2013, the First DCA affirmed the trial court’s judgment, per curiam. RJR Tobacco’s motion for rehearing was denied in October 2013. As a result of further evaluation of the case, RJR Tobacco paid $2.4 million in satisfaction of the judgment on January 31, 2014.

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

On March 19, 2012, in McCray v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that the decedent, Mercedia Walker, was addicted to the defendants’ tobacco products, and as a result, suffered from one or more smoking related diseases and/or medical conditions. The plaintiff sought compensatory damages for all injuries and losses, all recoverable costs of the case, and all legally recoverable interest. Final judgment was entered in March 2012. The plaintiff filed a notice of appeal to the Eleventh Circuit in July 2012. Oral argument occurred on March 4, 2014. A decision is pending.

On March 27, 2012, in Emmon Smith v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Jackson County, Florida, a jury returned a verdict in favor of the plaintiff, found Mr. Smith to be 30% at fault and RJR Tobacco to be 70% at fault, and awarded $10 million in compensatory damages. The jury also awarded $20 million in punitive damages. The plaintiff alleged that he was addicted to cigarettes manufactured by the defendant and as a result, developed lung cancer, and sought an unspecified amount of compensatory and punitive damages. Final judgment was entered on April 2, 2012. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $5 million. In November 2013, the First DCA affirmed the judgment of the trial court, per curiam. RJR Tobacco’s motion for issuance of a written opinion, certification and rehearing en banc was denied in February 2014. In March 2014, RJR Tobacco’s notice to invoke the discretionary jurisdiction of the Florida Supreme Court was dismissed. On March 28, 2014, RJR Tobacco filed a petition for writ of certiorari with the U.S. Supreme Court. RJR Tobacco has requested the U.S. Supreme Court to grant the petition or hold it pending disposition of the petitions for writ of certiorari filed in Walker v. R. J. Reynolds Tobacco Co., described below, and Jimmie Lee Brown v. R. J. Reynolds Tobacco Co., described above, and then dispose of it consistent with those cases.

On April 10, 2012, in Duke v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Sarah Duke, to be 75% at fault and RJR Tobacco to be 25% at fault, and awarded $30,705 in compensatory damages and no entitlement to punitive damages. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent developed smoking related diseases. The plaintiff sought compensatory and punitive damages, including costs and interest. RJR Tobacco filed a notice of appeal to the Eleventh Circuit in September 2012. In November 2012, RJR Tobacco posted a supersedeas bond in the amount of approximately $7,800. In February 2013, the Eleventh Circuit granted the joint motion to consolidate the appeal with the appeal in Walker v. R. J. Reynolds Tobacco Co., discussed below. In September 2013, the Eleventh Circuit affirmed the jury verdict in favor of the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

plaintiff. RJR Tobacco’s petition for panel rehearing or rehearing en banc was denied on January 6, 2014. RJR Tobacco filed a petition for writ of certiorari with the U.S. Supreme Court on March 28, 2014. In the petition, RJR Tobacco has raised the issue of whether full faith and credit principles or due process permit generic findings from the decertified Engle class action – findings the Florida Supreme Court deemed “useless” for issue preclusion purposes – may be used to excuse thousands of plaintiffs in follow-on cases from proving essential elements of their claims. RJR Tobacco has requested that the petition be granted or held pending disposition of the petition for writ of certiorari filed in Jimmie Lee Brown v. R. J. Reynolds Tobacco Co., described above, and then disposed of consistent with its ruling in that case.

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

On May 21, 2012, in Walker v. R. J. Reynolds Tobacco Co., a case filed in August 2007, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Albert Walker, to be 90% at fault and RJR Tobacco to be 10% at fault, and awarded $275,000 in compensatory damages with no entitlement to punitive damages. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent suffered bodily injury. The plaintiff sought compensatory and punitive damages, including costs and interest. The court entered final judgment in May 2012. RJR Tobacco filed a notice of appeal to the Eleventh Circuit and posted a supersedeas bond in the amount of $27,775. In February 2013, the Eleventh Circuit granted the joint motion to consolidate the appeal with the appeal in Duke v. R. J. Reynolds Tobacco Co., discussed above. RJR Tobacco posted a substitute supersedeas bond in the amount of approximately $45,800 in June 2013. In September 2013, the Eleventh Circuit affirmed the jury verdict in favor of the plaintiff. RJR Tobacco’s petition for panel rehearing or rehearing en banc was denied on January 6, 2014. RJR Tobacco filed a petition for writ of certiorari with the U.S. Supreme Court on March 28, 2014. In the petition, RJR Tobacco has raised the issue of whether full faith and credit principles or due process permit generic findings from the decertified Engle class action – findings the Florida Supreme Court deemed “useless” for issue preclusion purposes – may be used to excuse thousands of plaintiffs in follow-on cases from proving essential elements of their claims. RJR Tobacco has requested that the petition be granted or held pending disposition of the petition for writ of certiorari filed in Jimmie Lee Brown v. R. J. Reynolds Tobacco Co., described above, and then disposed of consistent with its ruling in that case.

On August 1, 2012, in Hiott v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Kenneth Hiott, to be 60% at fault and RJR Tobacco to be 40% at fault, and awarded $1.83 million in compensatory damages and no punitive damages. The plaintiff alleged that as a result of using the defendant’s product, the decedent suffered from addiction and smoking related diseases and/or conditions. The plaintiff sought an unspecified amount of compensatory and punitive damages. In November 2012, final judgment was entered against RJR Tobacco in the amount of $730,000 in compensatory damages. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $730,000 in December 2012. In January 2014, the First DCA affirmed the trial court’s decision. RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court in January 2014. A decision is pending.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

On September 19, 2012, in Baker v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of the defendant, RJR Tobacco. The plaintiff alleged that as a result of using the defendant’s products, the decedent, Elmer Baker, suffered from lung cancer. The plaintiff sought compensatory damages in excess of $15,000, costs and interest. Final judgment was entered in January 2013, in favor of RJR Tobacco. The plaintiff filed a notice of appeal to the Fourth DCA and RJR Tobacco filed a notice of cross appeal in February 2013. Briefing is complete. Oral argument has not been scheduled.

On September 20, 2012, in Sikes v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Jimmie Sikes, to be 49% at fault and RJR Tobacco to be 51% at fault, and awarded $4.1 million in compensatory damages and $2 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s product, the decedent suffered from chronic obstructive pulmonary disease, and sought in excess of $15,000 of compensatory damages. Final judgment was entered against RJR Tobacco in the amount of $6.1 million on June 3, 2013. The court entered a corrected final judgment against RJR Tobacco in the amount of $5.5 million and vacated the June 3, 2013 final judgment. RJR Tobacco filed a notice of appeal to the First DCA, and posted a supersedeas bond in the amount of $5 million in July 2013. Briefing is complete. Oral argument has not been scheduled.

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

On October 18, 2012, in Schlenther v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Hillsborough County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Beverly Schlenther, to be 50% at fault and RJR Tobacco to be 50% at fault, and awarded $5 million in compensatory damages and $2.5 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from chronic obstructive pulmonary disease and heart disease. The plaintiff sought compensatory and punitive damages, costs and interest. In April 2013, the court vacated the punitive damage award, granted a new trial on entitlement to punitive damages and the amount of any such damages and abated the new trial pending the Florida Supreme Court decision in Soffer v. R. J. Reynolds Tobacco Co., described above. The plaintiff filed a notice of appeal to the Second DCA of the order granting RJR Tobacco’s motion for a new trial, and RJR Tobacco filed a notice of cross appeal of the same order. In October 2013, the trial court entered a partial final judgment against RJR Tobacco in the amount of $5.03 million in compensatory damages with no reduction for comparative fault. RJR Tobacco filed a notice of appeal of the partial final judgment. In November 2013, the plaintiff filed a motion to temporarily relinquish jurisdiction to the trial court to permit the trial court to enter a final judgment based on the decision in Hallgren, described above. The Second DCA granted the plaintiff’s motion, and jurisdiction was relinquished for 45 days. In December 2013, the trial court denied the defendant’s post-trial motions, including RJR Tobacco’s motion for a new trial, and entered final judgment against RJR Tobacco in the amount of $5 million for compensatory damages, $29,705 for funeral expenses and $2.5 million in punitive damages. Both parties filed voluntary dismissals of their prior appeals. RJR Tobacco subsequently filed a notice of appeal in December 2013 to the Second DCA of the final judgment and posted a supersedeas bond in the amount of $5 million in January 2014. Briefing is underway.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On October 19, 2012, in Ballard v. R. J. Reynolds Tobacco Co., a case filed in September 2007 in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the plaintiff to be 45% at fault and RJR Tobacco to be 55% at fault, and awarded $8.55 million in compensatory damages. Punitive damages were not at issue. The plaintiff alleged that as a result of using the defendant’s products, he suffers from bladder cancer and emphysema, and sought an unspecified amount of compensatory and punitive damages. The court entered final judgment against RJR Tobacco in the amount of $4.7 million in October 2012, and in August 2013, the court entered an amended final judgment against RJR Tobacco in the amount of $5 million. RJR Tobacco filed a notice of appeal to the Third DCA and posted a supersedeas bond in the amount of $5 million in October 2013. Briefing is underway.

On October 25, 2012, in Lock v. Philip Morris USA, Inc., a case filed in November 2007, in the Circuit Court, Pinellas County, Florida, a jury returned a verdict in favor of the plaintiff, found the plaintiff to be 82% at fault, RJR Tobacco to be 9% at fault and the remaining defendant to be 9% at fault, and awarded $1.15 million in compensatory damages. Punitive damages were not at issue. The plaintiff alleged that as a result of using the defendants’ products, he suffers from lung cancer and sought an unspecified amount of damages. Final judgment was entered against RJR Tobacco and the remaining defendants in the amount of $103,500 each. The defendants filed a joint notice of appeal to the Second DCA in March 2013, and RJR Tobacco posted a supersedeas bond in the amount of $103,500. After an evaluation of the case, RJR Tobacco paid the judgment on March 31, 2014. The defendants filed a notice of voluntary dismissal of their joint notice of appeal in April 2014.

On December 12, 2012, in Virginia Williams v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Milton Williams, to be 15% at fault and RJR Tobacco to be 85% at fault, and awarded $5 million in compensatory damages. Punitive damages were not sought. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from pharyngeal cancer, and sought an unspecified amount of damages. Final judgment was entered against RJR Tobacco in the amount of $4.25 million in compensatory damages in January 2013. RJR Tobacco filed a notice of appeal to the Third DCA and posted a supersedeas bond in the amount of $4.25 million, and the plaintiff filed a notice of cross appeal in August 2013. Briefing is underway.

On February 11, 2013, in Evers v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Hillsborough County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Jacqueline Loyd, to be 31% at fault, RJR Tobacco to be 60% at fault, and the remaining defendant to be 9% at fault, and awarded $3.23 million in compensatory damages and $12.36 million in punitive damages against RJR Tobacco only. The plaintiff alleged that as a result of using the defendants’ products, the decedent became addicted and suffered from smoking-related diseases and/or conditions, and sought an unspecified amount of damages. In March 2013, the court granted the defendants’ post-trial motions for directed verdict on fraudulent concealment, conspiracy and punitive damages. As a result, the $12.36 million punitive damages award was set aside. The plaintiff’s motion to reconsider directed verdict as to concealment, conspiracy and punitive damages was denied on April 8, 2013. The plaintiff filed a notice of appeal to the Second DCA, the defendants filed a notice of cross appeal, and RJR Tobacco posted a supersedeas bond in the amount of $1.77 million in May 2013. Briefing is underway.

On February 13, 2013, in Schoeff v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, James Schoeff, to be 25% at fault, RJR Tobacco to be 75% at fault, and awarded $10.5 million in compensatory damages and $30 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from addiction and one or more smoking-related diseases and/or conditions, including lung cancer, and sought in excess of $15,000 in damages. In April 2013, final judgment was entered against RJR Tobacco in the amount of $7.88 million in compensatory damages and $30 million in punitive damages. RJR Tobacco filed a notice of appeal to the Fourth DCA, and the plaintiff filed a notice of cross appeal in May 2013. Briefing is underway.

On April 1, 2013, in Searcy v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Carol LaSard, to be 40% at fault, RJR Tobacco to be 30% at fault and the remaining defendant to be 30% at fault, and awarded $6 million in compensatory damages and $10 million in punitive damages against each defendant. The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from lung cancer, and

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

sought an unspecified amount of compensatory and punitive damages. Final judgment was entered against RJR Tobacco in the amount of $6 million in compensatory damages and $10 million in punitive damages. In September 2013, the trial court granted the defendants’ motion for a new trial, or in the alternative, reduction or remittitur of the damages awarded to the extent it sought remittitur of the damages. The compensatory damage award was remitted to $1 million, and the punitive damage award was remitted to $1.67 million against each defendant. The remaining post-trial motions were denied. The plaintiff’s motion to reconsider the trial court’s order granting in part the defendants’ motion for remittitur of the damages award was denied in October 2013. The plaintiff filed a notice of acceptance of remittitur in November 2013, and the court issued an amended final judgment. The defendants filed a joint notice of appeal to the Eleventh Circuit, and RJR Tobacco posted a supersedeas bond in the amount of approximately $2.2 million in November 2013. Briefing is underway.

On April 18, 2013, in Aycock v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Richard Aycock, to be 27.5% at fault and RJR Tobacco to be 72.5% at fault, and awarded $5.9 million in compensatory damages. Punitive damages were not awarded. The plaintiff alleged that the decedent was addicted to cigarettes manufactured by the defendant and, as a result, suffered from lung cancer, and sought an unspecified amount of compensatory and punitive damages. Final judgment was entered against RJR Tobacco in the amount of $4.28 million in April 2013. Post-trial motions were denied in August 2013. RJR Tobacco filed a notice of appeal to the Eleventh Circuit in September 2013, and posted a supersedeas bond in the amount of $4.32 million in October 2013. Oral argument has been scheduled for June 5, 2014.

On May 2, 2013, in David Cohen v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Helen Cohen, to be 40% at fault, RJR Tobacco to be 30% at fault, and the remaining defendants collectively to be 30% at fault, and awarded $2.06 million in compensatory damages. The plaintiff alleged that as a result of using the defendants’ products, the decedent, Helen Cohen, became addicted and suffered from one or more smoking related diseases and/or conditions, and sought in excess of $15,000 in compensatory damages and unspecified punitive damages. Final judgment was entered against RJR Tobacco in the amount of $617,000 in May 2013. In July 2013, the court granted the defendants’ motion for a new trial due to the plaintiff’s improper arguments during closing. The new trial date has not been scheduled. The plaintiff filed a notice of appeal to the Fourth DCA, and the defendants filed a notice of cross appeal. Briefing is underway.

On May 22, 2013, in John Campbell v. R. J. Reynolds Tobacco Co., a case pending in Polk County, Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent, Judy Campbell, became addicted to smoking cigarettes and suffered from unspecified smoking related conditions and/or diseases, and sought an unspecified amount of damages. The plaintiff’s motion for a new trial was denied and the court entered final judgment in July 2013. The plaintiff filed a notice of appeal to the Second DCA, and the defendants filed a notice of cross appeal in August 2013. Briefing is underway.

On May 23, 2013, in Earl Graham v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Faye Graham, to be 70% at fault, RJR Tobacco to be 20% at fault and the remaining defendant to be 10% at fault, and awarded $2.75 million in compensatory damages. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent became addicted to smoking cigarettes which resulted in her death, and sought an unspecified amount of damages. Final judgment was entered against RJR Tobacco in the amount of $550,000 in May 2013. The defendants filed a joint notice of appeal to the Eleventh Circuit, and RJR Tobacco posted a supersedeas bond in the amount of approximately $556,000 in October 2013. Briefing is underway.

On June 4, 2013, in Starr-Blundell v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Lucy Mae Starr, to be 80% at fault, RJR Tobacco to be 10% at fault and the remaining defendant to be 10% at fault, and awarded $500,000 in compensatory damages. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent suffered from lung cancer and other smoking relating diseases and/or conditions, and sought in excess of $15,000 in damages. Post-trial motions were denied, and the court entered final judgment in the amount of $50,000 against each defendant in November 2013. The plaintiff filed a notice of appeal to the First DCA, and the defendants filed a notice of cross appeal in December 2013. RJR Tobacco posted a supersedeas bond in the amount of $50,000 in December 2013. Briefing is underway.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On June 7, 2013, in Odum v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Ethelene Hazouri, to be 50% at fault and RJR Tobacco to be 50% at fault, and awarded $200,000 in compensatory damages. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent suffered from lung cancer, and sought an unspecified amount of damages. RJR Tobacco’s post-trial motions were denied in October 2013. Final judgment was entered against RJR Tobacco in the amount of $264,000 in November 2013. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of approximately $264,000 in December 2013. Briefing is underway.

On June 12, 2013, in Weinstein v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of RJR Tobacco. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent, Irwin Weinstein, suffered from chronic obstructive pulmonary disease, and sought in excess of $15,000 in damages. The plaintiff’s motion for a new trial was denied, and final judgment was entered in August 2013. The plaintiff filed a notice of appeal to the Fourth DCA in September 2013, and RJR Tobacco filed a notice of cross appeal. In April 2014, the plaintiff filed a notice of withdrawal of the appeal with prejudice. The parties have agreed to bear their own costs and fees, and RJR Tobacco has agreed to withdraw its motion for attorneys’ fees and costs.

On June 14, 2013, in Skolnick v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Leo Skolnick, to be 40% at fault, RJR Tobacco to be 30% at fault and the remaining defendant to be 30% at fault, and awarded $2.56 million in compensatory damages. The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from lung cancer, and sought in excess of $15,000 in compensatory damages and unspecified punitive damages. The court entered final judgment against RJR Tobacco in the amount of $766,500 in July 2013. Post-trial motions were denied in December 2013, and final judgment was entered against RJR Tobacco in the amount of approximately $767,000. The defendants filed a joint notice of appeal to the Fourth DCA, and the plaintiff filed a notice of cross appeal in December 2013. RJR Tobacco posted a supersedeas bond in the amount of $767,000 in March 2014. Briefing is underway.

On June 19, 2013, in Thibault v. R. J. Reynolds Tobacco Co., a case pending in the Circuit Court, Escambia County, Florida, the jury returned a verdict in favor of the plaintiff, found the decedent, Evelyn Thibault, to be 30% at fault and RJR Tobacco to be 70% at fault, and awarded $1.75 million in compensatory damages and $1.28 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from chronic obstructive pulmonary disease, and sought an unspecified amount of compensatory and punitive damages. The court determined that comparative fault did not apply to reduce the amount of the verdict. In June 2013, the court entered final judgment against RJR Tobacco in the amount of $3.03 million. Post-trial motions were denied, and RJR Tobacco filed a notice of appeal to the First DCA in August 2013. RJR Tobacco posted a supersedeas bond in the amount of $3.03 million in September 2013. Briefing is underway.

On September 20, 2013, in Gafney v. R. J. Reynolds Tobacco Co., a case pending in Palm Beach County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Frank Gafney, to be 34% at fault, RJR Tobacco to be 33% at fault and the remaining defendant to be 33% at fault, and awarded $5.8 million in compensatory damages. Punitive damages were not awarded. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent developed chronic obstructive pulmonary disease, and sought in excess of $15,000 in compensatory damages. Final judgment was entered against RJR Tobacco in the amount of $1.9 million in September 2013. Post-trial motions were denied in November 2013. The defendants filed a joint notice of appeal to the Fourth DCA, and RJR Tobacco posted a supersedeas bond in the amount of $1.9 million in November 2013. The plaintiff filed a notice of cross appeal. Briefing is underway.

On September 30, 2013, in Crawford v. R. J. Reynolds Tobacco Co., a case pending in Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the plaintiff to be 30% at fault and RJR Tobacco to be 70% at fault, and awarded $9 million in compensatory damages and $1 million in punitive damages. The plaintiff alleged that as a result of smoking the defendant’s products, he suffered from addiction and one or more

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

smoking related conditions and/or diseases, and sought an unspecified amount of damages. Post-trial motions were denied and final judgment was entered against RJR Tobacco in the amount of $9 million in compensatory damages and $1 million in punitive damages. RJR Tobacco filed a notice of appeal to the Third DCA and posted a supersedeas bond in the amount of $5 million in November 2013. Briefing is underway.

On November 15, 2013, in Chamberlain v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that as a result of smoking the defendants’ products, he suffers from chronic obstructive pulmonary disease and lung cancer, and sought an unspecified amount of compensatory and punitive damages. Final judgment was entered in favor of the defendants in November 2013. The plaintiff filed a motion for a new trial in December 2013. A decision is pending.

On January 9, 2014, in Bush v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Escambia County, Florida, the court declared a mistrial due to the inability to seat a jury. The plaintiff alleged that as a result of his use of the defendants’ products, he suffers from nicotine addiction and one or more smoking related diseases and/or conditions, and sought an unspecified amount of compensatory damages. A new trial will be scheduled at a later date.

On January 13, 2014, in Meeker v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of RJR Tobacco. The plaintiff alleged that as a result of his use of the defendant’s products, he suffers from addiction and one or more smoking related diseases and/or conditions, and sought an unspecified amount of damages. Final judgment was entered on January 14, 2014. The plaintiff did not seek further review of the case.

On January 17, 2014, in Cuculino v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of RJR Tobacco and against the remaining defendant. The plaintiff alleged that as a result of his use of the defendants’ products, he suffers from one or more smoking related diseases and/or conditions and sought an unspecified amount of compensatory damages. Final judgment was entered in favor of RJR Tobacco in January 2014.

On April 18, 2013, in Anderson v. R. J. Reynolds Tobacco Co., a case pending in Hillsborough County, Florida, the court declared a mistrial due to the jury’s inability to reach a decision. The plaintiff alleged that as a result of using the defendant’s products, the decedent, Daniel Begley, suffered from esophageal cancer, and sought an unspecified amount of compensatory and punitive damages. Retrial began on January 6, 2014. On January 24, 2014, a jury returned a verdict in favor of RJR Tobacco. Final judgment was entered in February 2014. The plaintiff did not seek further review of the case.

On January 27, 2014, in Harford v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the plaintiff to be 82% at fault and RJR Tobacco to be 18% at fault, and awarded $330,000 in compensatory damages. The plaintiff alleged that as a result of his use of the defendant’s products, he suffers from addiction and lung cancer, and sought an unspecified amount of compensatory and punitive damages. The plaintiff filed a motion for a new trial in February 2014. A decision is pending.

On January 31, 2014, in Cheeley v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Georgia Cheeley, to be 50% at fault and RJR Tobacco to be 50% at fault, and awarded $3 million in compensatory damages and $2 million in punitive damages. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent suffered from one or more smoking related conditions or diseases, and sought in excess of $15,000 in compensatory damages. The court entered final judgment against RJR Tobacco in the amount of $1.5 million in compensatory damages and $2 million in punitive damages. Post-trial motions were denied in March 2014. RJR Tobacco intends to appeal, and the deadline to file a notice of appeal is April 28, 2014.

On February 3, 2014, in Deshaies v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U. S. District Court for the Middle District of Florida, a jury returned a verdict in favor of RJR Tobacco. The plaintiff alleged that as a result of smoking the defendant’s products, he suffers from one or more smoking related conditions or diseases, and sought an unspecified amount of compensatory and punitive damages. Final judgment was entered in February 2014. Post-trial motions are pending.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On February 6, 2014, in Gonzalez v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent, Agustin Gonzalez, suffered from lung cancer, and sought an unspecified amount of compensatory and punitive damages. Final judgment was entered in February 2014. The plaintiff agreed to waive the right to appeal in exchange for the defendants agreeing to not seek fees and costs.

On February 18, 2014, in Goveia v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Orange County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Mary Goveia, to be 30% at fault, RJR Tobacco to be 35% at fault, and the remaining defendant to be 35% at fault, and awarded $850,000 in compensatory damages and $2.25 million in punitive damages against each defendant. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent became addicted and suffered from one or more smoking related diseases and/or conditions, and sought an unspecified amount of compensatory and punitive damages. Post-trial motions were denied in April 2014. Final judgment was entered in the amount of $297,500 in compensatory damages and $2.25 million in punitive damages against each defendant. The deadline to file a notice of appeal is May 5, 2014.

On February 24, 2014, in Wendel v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of RJR Tobacco. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent, Carol Wendel, became addicted and suffered from one or more smoking related diseases and/or conditions, and sought an unspecified amount of damages. The plaintiff agreed to waive the appeal in exchange for the defendant agreeing to not seek fees and costs.

On February 27, 2014, in Banks v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that as a result of using the defendants’ products, the decedent, George Banks, developed one or more smoking related diseases and/or conditions, and sought in excess of $15,000 in compensatory damages. The plaintiff filed a motion for a new trial in March 2014. A decision is pending.

On February 28, 2014, in Ellis v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Leon County, Florida, a jury returned a verdict in favor of RJR Tobacco. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent, Clarence Ellis, suffered from addiction and one or more smoking related diseases and/or conditions, and sought in excess of $15,000 in compensatory damages. The plaintiff filed a notice of voluntary dismissal with prejudice in March 2014.

On March 17, 2014, in Clayton v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, David Clayton, to be 90% at fault and RJR Tobacco to be 10% at fault and awarded $600,000 in compensatory damages. Punitive damages were not awarded. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent suffered from bodily injury and died, and sought an unspecified amount of damages. Final judgment has not been entered.

On March 26, 2014, in Bowden v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, William Bowden, to be 40% at fault, RJR Tobacco to be 30% at fault and the remaining defendant to be 30% at fault, and awarded $5 million in compensatory damages. Punitive damages were not awarded. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent suffered from unspecified injuries which resulted in his death, and sought an unspecified amount of compensatory and punitive damages. Final judgment was entered against each defendant in the amount of $1.5 million in compensatory damages. The deadline to file a notice of appeal is April 30, 2014.

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

As of March 31, 2014, there were 2,572 Broin II lawsuits pending in Florida. There have been no Broin II trials since 2007.

Class-Action Suits

Overview. As of March 31, 2014, eight class-action cases were pending in the United States against RJR Tobacco or its affiliates or indemnitees. In 1996, the Fifth Circuit Court of Appeals in Castano v. American Tobacco Co. overturned the certification of a nation-wide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of state-wide, rather than nation-wide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco and its affiliates and indemnitees in state or federal courts in California, Illinois, Louisiana, Missouri, and West Virginia. All pending class-action cases are discussed below.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

As of March 31, 2014, two health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both, as discussed below after the discussion of the State Settlement Agreements. A limited number of claimants have filed suit against RJR Tobacco, its current or former affiliates, B&W and other tobacco industry defendants to recover funds for health care, medical and other assistance paid by foreign provincial governments in treating their citizens. For additional information on these cases, see “— International Cases” below.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Set forth below are tables depicting the unadjusted tobacco industry settlement payment schedule and the settlement payment schedule for RAI’s operating subsidiaries under the State Settlement Agreements, and related information for 2012 and beyond:

Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

	2012	2013	2014		2015		2016		2017		Thereafter
First Four States’ Settlements:(1)
Mississippi Annual Payment	$136	$136		$136		$136		$136		$136		$136
Florida Annual Payment	440	440		440		440		440		440		440
Texas Annual Payment	580	580		580		580		580		580		580
Minnesota Annual Payment	204	204		204		204		204		204		204
Remaining Jurisdictions’ Settlement:
Annual Payments(1)	8,004	8,004		8,004		8,004		8,004		8,004		8,004

Total	$9,364	$9,364		$9,364		$9,364		$9,364		$9,364		$9,364

Settlement expenses	$2,370	$1,819		—		—		—		—		—
Settlement cash payments	$2,414	$2,582		—		—		—		—		—
Projected settlement expenses			$	>1,900	$	>1,900	$	>1,900	$	>2,000	$	>2,000
Projected settlement cash payments			$	>2,000	$	>1,900	$	>1,900	$	>1,900	$	>2,000

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Post-remand proceedings are underway to determine the extent to which the original order will be implemented. On December 22, 2010, the trial court dismissed Brown & Williamson Holdings, Inc. from the litigation. On March 3, 2011, the defendants filed a motion for vacatur, in which they moved to vacate the trial court’s injunctions and factual findings and dismiss the case in its entirety. The court denied the motion on June 1, 2011. The defendants filed a notice of appeal. In addition, the parties to the lawsuit entered into an agreement concerning certain technical obligations regarding their public websites. Pursuant to this agreement, RJR Tobacco agreed to deposit $3.125 million over three years into the registry of the district court. In July 2012, the Court of Appeals for the D.C. Circuit affirmed the trial court’s denial of the defendants’ motion to vacate the injunctions. In November 2012, the trial court entered an order wherein the court determined the language to be included in the text of the corrective statements and directed the parties to engage in discussions with the Special Master to implement them. The defendants filed a notice of appeal of that order on January 25, 2013. In February 2013, the appellate court granted the defendants’ motion to hold the case in abeyance pending the District Court’s resolution of corrective statement implementation issues. The mediation process on implementation issues has largely concluded. As a result, $10 million has been accrued for the estimated costs of the corrective communications and is included in the condensed consolidated balance sheet (unaudited) as of March 31, 2014. On January 10, 2014, the parties jointly filed a motion

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

seeking entry of a consent order to govern implementation issues. On January 22, 2014, the district court held a status conference to discuss the proposed consent order. At that status conference, the court asked questions about the proposed consent order and heard from all parties in response to those questions. The court then ordered all parties to file a written submission by April 18, 2014, which the parties have filed.

Native American Tribe Case. As of March 31, 2014, one Native American tribe case was pending before a tribal court against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co., a case filed in September 1997 in Tribal Court, Crow Creek Sioux, South Dakota. The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant.

International Cases. Nine health-care reimbursement cases have been filed against RJR Tobacco, its current or former affiliates, or B&W outside the United States, by nine Canadian provinces. The remaining Canadian province, the Province of Nova Scotia, has indicated an intention to file a similar case. In these actions, foreign governments are seeking to recover for health care, medical and other assistance paid and to be paid in treating their citizens for tobacco-related disease. No such actions are pending in the United States. Pursuant to the terms of the 1999 sale of RJR Tobacco’s international tobacco business, RJR Tobacco has tendered the defense of these actions to Japan Tobacco Inc., referred to as JTI. Subject to a reservation of rights, JTI has assumed the defense of RJR Tobacco and its current or former affiliates.

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

•

Quebec — In June 2012, a case was filed on behalf of the Province of Quebec, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Superior Court of the Province of Quebec, District of Montreal. The claim is brought pursuant to legislation enacted in Quebec in 2009, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the Quebec government seeks to recover essentially the same types of damages that are being sought in the British Columbia and other provincial actions described above based on analogous theories of liability. RJR Tobacco and its affiliate have brought a motion challenging the jurisdiction of the Quebec court, which was dismissed. Preliminary motions are pending. Separately, in August 2009, certain Canadian manufacturers filed a constitutional challenge to the Quebec statute, which was dismissed on March 5, 2014.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

State Settlement Agreements—Enforcement and Validity; Adjustments

As of March 31, 2014, there were 30 cases concerning the enforcement, validity or interpretation of the State Settlement Agreements in which RJR Tobacco or B&W is a party. This number includes those cases, discussed below, relating to disputed payments under the State Settlement Agreements.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

In February 2010, the Mississippi Attorney General filed a motion alleging that RJR Tobacco had improperly failed to report shipments of certain categories of cigarette volumes, and for certain years had improperly reported its net operating profit. As a result, the State alleges that settlement payments to it were improperly reduced. RJR Tobacco disputes these allegations and is vigorously defending against them. Hearings on these issues were held on January 24-25, 2012, and May 9, 2012. On May 15, 2012, the court entered an order finding in favor of RJR Tobacco on the claim related to RJR Tobacco’s reported net operating profits in the year used as a baseline for future calculations of the State’s net operating profits payment. The State had sought $3.8 million in damages for this issue, with an additional $2.7 million in interest. On June 19, 2012, the court entered an order finding in favor of the State on the remaining issues, holding that the total amount of the underpayment was approximately $3.3 million and that interest on the underpayment was also approximately $3.3 million, though the court also held that this amount should be offset by additional payments previously made by Lorillard Tobacco Company on some of these issues. The court further ordered RJR Tobacco to perform an accounting of its profits and shipments from 1999-2011. On July 10, 2012, RJR Tobacco filed a petition with the Mississippi Supreme Court requesting leave to immediately appeal the court’s ordered accounting and its entry of judgment for the State without first conducting an evidentiary hearing. On August 15, 2012, the request was denied. An independent accountant acceptable to both the State and RJR Tobacco was identified and retained. On August 8, 2013, the final report of the independent accountant was filed with the court. The report generally found that RJR Tobacco’s accounting and reporting of information in connection with settlement payment calculations was correct. In some respects, the report expressly disagreed with findings made earlier by the trial court. On December 13, 2013, the State of Mississippi filed its report as to additional damages due it from RJR Tobacco, challenging in various respects the findings set forth in the final report of the independent accountant and seeking various changes to the damages calculations. Also on December 13, 2013, RJR Tobacco filed a motion to finalize remaining damages of third round issues, and/or reconsider, the June 19, 2012, order requesting that the court implement the findings of the independent accountant in a final order on the damage issues and/or to revisit its earlier rulings “in light of the findings and determinations in the independent accountant’s report.” A hearing on these motions is scheduled for July 2-3, 2014.

Finally, in connection with the actions brought against RJR Tobacco and B&W, the court awarded the State attorneys’ fees and expenses in an amount to be determined. On May 1, 2013, a hearing on attorneys’ fees and expenses was held before the Special Master appointed by the court. On November 19, 2013, the Special Master issued a report and recommendations on application for award of costs and attorneys’ fees. The Special Master ruled that attorneys’ fees are to be paid with respect to the settlement payment claims against B&W and RJR Tobacco at 25% of “total amounts” awarded to the State of Mississippi by the court in its August 24, 2011, ruling. This recommendation would result in an attorneys’ fee award of approximately $3.7 million, plus 25% of accumulated interest. On December 13, 2013, the State of Mississippi filed a statement seeking various clarifications of the Special Master’s ruling. Also on December 13, 2013, B&W and RJR Tobacco filed their objections to the ruling. A hearing on these issues is scheduled for July 2-3, 2014.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

NPM Adjustment Claims. The MSA includes an adjustment that potentially reduces the annual payment obligations of RJR Tobacco and the other PMs. Certain requirements, collectively referred to as the Adjustment Requirements, must be satisfied before the NPM Adjustment for a given year is available:

•

an Independent Auditor must determine that the PMs have experienced a market share loss beyond a triggering threshold to those manufacturers that do not participate in the MSA, such non-participating manufacturers, referred to as NPMs; and

•

in a binding arbitration proceeding, a firm of independent economic consultants must find that the disadvantages of the MSA were a significant factor contributing to the loss. This finding is known as a significant factor determination.

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

As of March 31, 2014, 47 of the 48 courts that had addressed the question whether the dispute concerning the 2003 NPM Adjustment is arbitrable had ruled that arbitration is required under the MSA. The Montana Supreme Court ruled that the State of Montana did not agree to arbitrate the question of whether it diligently enforced a Qualifying Statute. Subsequently, Montana and the PMs reached an agreement whereby the PMs agreed not to contest Montana’s claim that it diligently enforced the Qualifying Statute during 2003.

In January 2009, RJR Tobacco and certain other PMs entered into an Agreement Regarding Arbitration, referred to as the Arbitration Agreement, with 45 of the MSA settling states (representing approximately 90% of the allocable share of the settling states) pursuant to which those states agreed to participate in a multistate arbitration of issues related to the 2003 NPM Adjustment. Under the Arbitration Agreement, the signing states had their ultimate liability, if any, with respect to the 2003 NPM Adjustment reduced by 20%, and RJR Tobacco and the other PMs that placed their share of the disputed 2005 NPM Adjustment (discussed below) into the disputed payments account, without releasing or waiving any claims, authorized the release of those funds to the settling states.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

On September 11, 2013, the Arbitration Panel issued rulings with respect to the 15 remaining contested states. The Arbitration Panel ruled that six states (representing approximately 14.68% allocable share) – Indiana, Kentucky, Maryland, Missouri, New Mexico and Pennsylvania – had not diligently enforced their Qualifying Statutes in 2003. As a result of these rulings, RJR Tobacco believes it is entitled to the maximum remaining amount with respect to its 2003 NPM Adjustment claim. RJR Tobacco presently estimates this amount to be $266 million plus interest and earnings, after reducing the Independent Auditor’s revised calculations for RJR Tobacco’s share of the 2003 NPM Adjustment claim for the impact of the Arbitration Agreement and the partial settlement of certain NPM Adjustment claims described below. All six states that were found “non-diligent” by the Arbitration Panel have filed motions to vacate and/or modify the diligent enforcement rulings on the 2003 NPM Adjustment claim. To date, only the state court in Pennsylvania has entered an order affecting the settlement payment calculations. That order impacts only the settlement payment calculations pertaining to Pennsylvania and will be the subject of appellate proceedings. Until such time as the various state motions challenging the rulings of the Arbitration Panel have been resolved, uncertainty exists as to the timing and process for how RJR Tobacco will ultimately realize its share of the remaining 2003 NPM Adjustment claim. Due to the uncertainty over the final resolution of the 2003 NPM Adjustment claim, no amounts resulting from the ruling of the Arbitration Panel have been recognized in the condensed consolidated financial statements (unaudited) as of March 31, 2014.

NPM Adjustment Claims for 2004-2013. From 2006 to 2008, proceedings (including significant factor arbitrations before an independent economic consulting firm) were initiated with respect to the NPM Adjustment for 2004, 2005 and 2006. Ultimately, the Adjustment Requirements were satisfied with respect to each of these NPM Adjustments.

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

Based on the payment calculations of the Independent Auditor and the agreement described above regarding the 2007, 2008 and 2009 significant factor determinations, the Adjustment Requirements have been satisfied with respect to the NPM Adjustments for 2007, 2008 and 2009. In addition, based on the payment calculations of the Independent Auditor and the agreement described above regarding the 2010, 2011 and 2012 significant factor determinations, the Adjustment Requirements have been satisfied with respect to the NPM Adjustment for 2010 and 2011.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The approximate maximum principal amounts of RJR Tobacco’s share of the disputed NPM Adjustments for the years 2004 through 2011, as currently calculated by the Independent Auditor, are as follows (the amounts shown below do not include the interest or earnings thereon to which RJR Tobacco believes it would be entitled under the MSA and do not reflect any reduction as a result of the Term Sheet described below):

Year for which NPM Adjustment calculated	2004	2005	2006	2007	2008	2009	2010	2011
Year in which deduction for NPM Adjustment was taken	2007	2008	2009	2010	2011	2012	2013	2014
RJR Tobacco’s approximate share of disputed NPM Adjustment (millions)	$562	$445	$419	$435	$468	$472	$470	$421

In addition to the NPM Adjustment claims described above, RJR Tobacco has filed dispute notices with respect to its 2012 and 2013 annual MSA payments relating to the NPM Adjustments potentially applicable to those years. The amount at issue for those two years is approximately $880 million in the aggregate.

Preliminary discussions are currently underway with the jurisdictions that have not joined the Term Sheet for the partial settlement of certain NPM Adjustment claims, described below, to initiate arbitration proceedings with respect to the 2004 NPM Adjustment.

Due to the uncertainty over the final resolution of the 2004-2013 NPM Adjustment claims asserted by RJR Tobacco, no assurances can be made related to the amounts, if any, that will be realized or any amounts (including interest) that will be owed, except as described below related to the partial settlement of certain NPM Adjustment claims.

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

The Term Sheet provided that the Arbitration Panel in place to deal with the 2003 NPM Adjustment (and other NPM Adjustment-related matters) must review the proposed settlement and enter an appropriate order to confirm for the Independent Auditor that it should implement as necessary the terms of the settlement agreement.

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

As of March 31, 2014, 11 non-settling states have motions pending, in their respective MSA courts, to vacate and/or modify the Award. The motions filed by Idaho and Colorado have been denied.

For additional information related to the Term Sheet and the Award, see “— Cost of Products Sold” in note 1.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Antitrust Case

A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. As of March 31, 2014, all of the federal and state court cases on behalf of indirect purchasers had been dismissed.

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

•

JTI also has sought indemnification relating to a Statement of Claim filed on April 23, 2010, against JTI Macdonald Corp., referred to as JTI-MC, by the Ontario Flue-Cured Tobacco Growers’ Marketing Board, referred to as the Board, Andy J. Jacko, Brian Baswick, Ron Kichler, and Aprad Dobrenty, proceeding on their own behalf and on behalf of a putative class of Ontario tobacco producers that sold tobacco to JTI-MC during the period between January 1, 1986, and December 31, 1996, referred to as the Class Period, through the Board pursuant to certain agreements. The Statement of Claim seeks recovery for damages allegedly incurred by the class representatives and the putative class for tobacco sales during the Class Period made at the contract price for duty free or export cigarettes with respect to cigarettes that, rather than being sold duty free or for export, purportedly were sold in Canada, which allegedly breached one or more of a series of contracts dated between June 4, 1986, and July 3, 1996. A motion to dismiss was argued in January 2014. The decision has been reserved.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Other Matters. In Richard Villarreal v. R. J. Reynolds Tobacco Co., a case filed June 6, 2012, the plaintiff filed a collective action complaint against R. J. Reynolds Tobacco Co., Pinstripe, Inc., and CareerBuilder, LLC, in the U.S. District Court, Northern District of Georgia. The complaint alleges unlawful discrimination with respect to the hiring of individuals to fill entry-level regional sales positions in violation of the Age Discrimination in Employment Act (29 U.S.C. §621, et seq.). Although the complaint is currently a single plaintiff case, the complaint seeks collective/class action status. RJR Tobacco’s and Pinstripe’s motion for partial dismissal was granted on March 6, 2013, thereby eliminating the plaintiff’s disparate impact claim and limiting the relevant time period for both the plaintiff’s claims and potential class claims. RJR Tobacco and Pinstripe filed answers to the remaining disparate treatment claim on March 20, 2013. Defendant CareerBuilder was dismissed with prejudice on September 25, 2012. The plaintiff filed a motion to amend the complaint on March 28, 2013, which was denied by the court on November 26, 2013. Discovery is currently proceeding. The plaintiff’s Fed.R.Civ.P. 54(b) motion to certify for immediate appeal the trial court’s prior dismissal of plaintiff’s disparate impact and time-barred claims is pending.

Smokeless Tobacco Litigation

As of March 31, 2014, American Snuff Co. was a defendant in six actions brought by individual plaintiffs in West Virginia state court seeking damages in connection with personal injuries allegedly sustained as a result of the usage of American Snuff Co.’s smokeless tobacco products. These actions are pending before the same West Virginia court as the 564 consolidated individual smoker cases against RJR Tobacco, B&W, as RJR Tobacco’s indemnitee, or both. Pursuant to the court’s December 3, 2001, order, the smokeless tobacco claims and defendants remain severed.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

The parties filed their findings of fact and conclusions of law on February 4, 2011. On February 25, 2013, the district court dismissed the case with prejudice. On March 8, 2013, the plaintiffs filed a notice of appeal. Oral argument occurred on March 18, 2014. A decision is pending.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 10 — Shareholders’ Equity

	Common Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of December 31, 2012	$—	$7,275	$(1,707)	$(311)	$5,257
Net income	—	—	508	—	508
Retirement benefits, net of $3 million tax benefit	—	—	—	(5)	(5)
Unrealized gain on long-term investments, net of $2 million tax expense	—	—	—	2	2
Cumulative translation adjustment and other, net of $5 million tax expense	—	—	—	(15)	(15)
Dividends - $0.59 per share	—	—	(326)	—	(326)
Common stock repurchased	—	(325)	—	—	(325)
Equity incentive award plan and stock-based compensation	—	11	—	—	11
Excess tax benefit on stock-based compensation plans	—	11	—	—	11

Balance as of March 31, 2013	$—	$6,972	$(1,525)	$(329)	$5,118

	Common Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of December 31, 2013	$—	$6,571	$(1,348)	$(56)	$5,167
Net income	—	—	363	—	363
Retirement benefits, net of $4 million tax benefit	—	—	—	(6)	(6)
Unrealized gain on long-term investments, net of $1 million tax expense	—	—	—	1	1
Cumulative translation adjustment and other, net of tax	—	—	—	1	1
Dividends - $0.67 per share	—	—	(362)	—	(362)
Common stock repurchased	—	(173)	—	—	(173)
Equity incentive award plan and stock-based compensation	—	12	—	—	12
Excess tax benefit on stock-based compensation plans	—	10	—	—	10

Balance as of March 31, 2014	$—	$6,420	$(1,347)	$(60)	$5,013

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2013, were as follows:

	Retirement Benefits	Unrealized Gain (Loss) on Long-Term Investments	Realized Loss on Hedging Instruments	Cumulative Translation Adjustment and Other	Total
Balance at December 31, 2012	$(265)	$(21)	$(14)	$(11)	$(311)
Other comprehensive income (loss) before reclassifications	1	2	—	(15)	(12)
Amounts reclassified from accumulated other comprehensive income (loss)	(6)	—	—	—	(6)

Net current-period other comprehensive income (loss)	(5)	2	—	(15)	(18)

Balance at March 31, 2013	$(270)	$(19)	$(14)	$(26)	$(329)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The components of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2014, were as follows:

	Retirement Benefits	Unrealized Gain (Loss) on Long-Term Investments	Realized Loss on Hedging Instruments	Cumulative Translation Adjustment and Other	Total
Balance at December 31, 2013	$(17)	$(16)	$(13)	$(10)	$(56)
Other comprehensive income (loss) before reclassifications	—	1	—	1	2
Amounts reclassified from accumulated other comprehensive income (loss)	(6)	—	—	—	(6)

Net current-period other comprehensive income (loss)	(6)	1	—	1	(4)

Balance at March 31, 2014	$(23)	$(15)	$(13)	$(9)	$(60)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidated statement of income (unaudited) for the three months ended March 31, were as follows:

Components	Amounts Reclassified		Affected Line Item
	2014	2013
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$(5)	$(5)	Cost of products sold
Amortization of prior service costs	(5)	(4)	Selling, general and administrative expenses

	(10)	(9)
Deferred taxes	4	3	Provision for income taxes

Total reclassifications	$(6)	$(6)	Net income

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

During the first three months of 2014, RAI repurchased and cancelled 2,940,205 shares for $145 million, resulting in total repurchases of 50,578,249 shares for $2.2 billion as of March 31, 2014. Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares are cancelled at the time of repurchase.

Restricted stock units granted in March 2011 under the 2009 Omnibus Incentive Compensation Plan, referred to as the Omnibus Plan, vested in March 2014 and were settled with the issuance of 1,468,294 shares of RAI common stock. In addition, during the first three months of 2014, at a cost of $28 million, RAI purchased 554,042 shares that were forfeited and cancelled with respect to tax liabilities associated with restricted stock units vesting under the Omnibus Plan.

RAI’s board of directors declared a quarterly cash dividend of $0.67 per common share, or $2.68 on an annualized basis, effective February 10, 2014, to shareholders of record as of March 10, 2014.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 11 — Stock Plans

In February 2014, the board of directors of RAI approved a grant to key employees of RAI and its subsidiaries, effective March 3, 2014, of 1,049,348 nonvested restricted stock units under the Omnibus Plan. The restricted stock units generally will vest on March 3, 2017. Upon settlement, each grantee will receive a number of shares of RAI’s common stock equal to the product of the number of vested units and a percentage up to 150% based on the average RAI annual incentive award plan score over the three-year period ending December 31, 2016.

As an equity-based grant, compensation expense relating to the 2014 grant under the Omnibus Plan will take into account the vesting period lapsed and will be calculated based on the per share closing price of RAI common stock on the date of grant, or $53.29. Dividends paid on shares of RAI common stock will accumulate on the restricted stock units and will be paid to the grantee on the vesting date. If RAI fails to pay its shareholders cumulative dividends of at least $8.04 per share for the three-year performance period ending December 31, 2016, then each award will be reduced by an amount equal to three times the percentage of the dividend underpayment, up to a maximum reduction of 50%.

Note 12 — Segment Information

RAI’s reportable operating segments are RJR Tobacco, American Snuff and Santa Fe. The RJR Tobacco segment consists principally of the primary operations of R. J. Reynolds Tobacco Company. The American Snuff segment consists of the primary operations of American Snuff Co. The Santa Fe segment consists of the domestic operations of SFNTC. Included in All Other are RJR Vapor, Niconovum AB, Niconovum USA, Inc., and various international operations, among other RAI subsidiaries. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.

RAI’s largest reportable operating segment, RJR Tobacco, is the second largest tobacco company in the United States. RJR Tobacco’s brands include two of the best-selling cigarettes in the United States: CAMEL and PALL MALL. These brands, and its other brands, including WINSTON, KOOL, DORAL, SALEM, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. As part of its total tobacco strategy, RJR Tobacco also offers a smoke-free tobacco product, CAMEL Snus. RJR Tobacco manages contract manufacturing of cigarette and tobacco products through arrangements with BAT affiliates, and manages the export of tobacco products to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases. RJR Tobacco also manages the super-premium cigarette brands, DUNHILL and STATE EXPRESS 555, which are licensed from BAT.

American Snuff is the second largest smokeless tobacco products manufacturer in the United States. American Snuff’s primary brands include its largest selling moist snuff brands, GRIZZLY and KODIAK.

Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand in the United States.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Segment Data:

	For the Three Months Ended March 31,
	2014	2013
Net sales:
RJR Tobacco	$1,563	$1,558
American Snuff	184	167
Santa Fe	135	115
All Other	53	43

Consolidated net sales	$1,935	$1,883

Operating income (loss):
RJR Tobacco (1)	$482	$758
American Snuff	102	93
Santa Fe (2)	65	54
All Other	(39)	(4)
Corporate expense	(20)	(14)

Consolidated operating income	$590	$887

Reconciliation to income from continuing operations before income taxes:
Operating income (1)(2)	$590	$887
Interest and debt expense	59	62
Interest income	(1)	(2)
Other (income) expense, net	1	(2)

Income from continuing operations before income taxes	$531	$829

(1)	Includes NPM Adjustment credits of $62 million and $259 million for the three months ended March 31, 2014 and 2013, respectively, see “— Cost of Products Sold” in note 1.
(2)	Includes NPM Adjustment credits of $1 million and $2 million for the three months ended March 31, 2014 and 2013, respectively, see “— Cost of Products Sold” in note 1.

Note 13 — Related Party Transactions

RAI and RAI’s operating subsidiaries engage in transactions with affiliates of BAT, which owns approximately 42% of RAI’s outstanding common stock. A summary of balances and transactions with such BAT affiliates is as follows:

Balances:

	March 31, 2014	December 31, 2013
Accounts receivable, related party	$50	$56
Due to related party	1	—
Deferred revenue, related party	30	48

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Significant transactions:

	For the Three Months Ended March 31,
	2014	2013
Net sales	$86	$81
Purchases	9	3
RAI common stock purchases from B&W	41	108
Capsule royalty income	3	3

RAI’s operating subsidiaries, primarily RJR Tobacco, sell contract-manufactured cigarettes, tobacco leaf and processed tobacco to BAT affiliates. In December 2012, RJR Tobacco entered into an amendment to its contract manufacturing agreement with a BAT affiliate, which amendment, among other things, requires either party to provide three years’ notice to the other party to terminate the agreement without cause, with any such notice to be given no earlier than January 1, 2016. Net sales to BAT affiliates, primarily cigarettes, represented approximately 4% of RAI’s total net sales during the three months ended March 31, 2014 and 2013.

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

In connection with RAI’s share repurchase program, RAI and B&W entered into an agreement on November 14, 2011, pursuant to which B&W agreed to participate in the repurchase program on a basis approximately proportionate with B&W’s 42% ownership of RAI common stock. Under this agreement, RAI repurchased 841,555 shares of RAI common stock from B&W during the three months ended March 31, 2014, and 19,656,679 shares as of March 31, 2014.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2014
Net sales	$—	$1,814	$43	$(8)	$1,849
Net sales, related party	—	86	—	—	86

Net sales	—	1,900	43	(8)	1,935
Cost of products sold	—	905	33	(8)	930
Selling, general and administrative expenses	3	357	53	—	413
Amortization expense	—	2	—	—	2

Operating income (loss)	(3)	636	(43)	—	590
Interest and debt expense	59	23	1	(24)	59
Interest income	(24)	(1)	—	24	(1)
Other (income) expense, net	2	(11)	(1)	11	1

Income (loss) from continuing operations before income taxes	(40)	625	(43)	(11)	531
Provision for (benefit from) income taxes	(14)	223	(16)	—	193
Equity income from subsidiaries	389	6	—	(395)	—

Income (loss) from continuing operations	363	408	(27)	(406)	338
Income from discontinued operations	—	25	—	—	25

Net income (loss)	$363	$433	$(27)	$(406)	$363

For the Three Months Ended March 31, 2013
Net sales	$—	$1,777	$34	$(9)	$1,802
Net sales, related party	—	81	—	—	81

Net sales	—	1,858	34	(9)	1,883
Cost of products sold	—	691	12	(9)	694
Selling, general and administrative expenses	3	268	30	—	301
Amortization expense	—	1	—	—	1

Operating income (loss)	(3)	898	(8)	—	887
Interest and debt expense	61	30	—	(29)	62
Interest income	(29)	(1)	(1)	29	(2)
Other (income) expense, net	1	(12)	(2)	11	(2)

Income (loss) before income taxes	(36)	881	(5)	(11)	829
Provision for (benefit from) income taxes	(13)	337	(3)	—	321
Equity income from subsidiaries	531	5	—	(536)	—

Net income (loss)	$508	$549	$(2)	$(547)	$508

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Comprehensive Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2014
Net income (loss)	$363	$433	$(27)	$(406)	$363
Other comprehensive income (loss), net of tax:
Retirement benefits	(6)	(6)	—	6	(6)
Unrealized gain on long-term investments	1	1	—	(1)	1
Cumulative translation adjustment and other	1	1	—	(1)	1

Comprehensive income (loss)	$359	$429	$(27)	$(402)	$359

For the Three Months Ended March 31, 2013
Net income (loss)	$508	$549	$(2)	$(547)	$508
Other comprehensive income (loss), net of tax:
Retirement benefits	(5)	(5)	—	5	(5)
Unrealized gain on long-term investments	2	2	—	(2)	2
Cumulative translation adjustment and other	(15)	(15)	(10)	25	(15)

Comprehensive income (loss)	$490	$531	$(12)	$(519)	$490

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the three months ended March 31, 2014, were as follows:

Components	Amounts Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$(5)	$(5)	$—	$5	$(5)	Cost of products sold
Amortization of prior service costs	(5)	(5)	—	5	(5)	Selling, general and administrative expenses

	(10)	(10)	—	10	(10)
Deferred taxes	4	4	—	(4)	4	Provision for income taxes

Total reclassifications	$(6)	$(6)	$—	$6	$(6)	Net income

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the three months ended March 31, 2013, were as follows:

Components	Amounts Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$(5)	$(5)	$—	$5	$(5)	Cost of products sold
Amortization of prior service costs	(4)	(4)	—	4	(4)	Selling, general and administrative expenses

	(9)	(9)	—	9	(9)
Deferred taxes	3	3	—	(3)	3	Provision for income taxes

Total reclassifications	$(6)	$(6)	$—	$6	$(6)	Net income (loss)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2014
Cash flows from (used in) operating activities	$474	$893	$(17)	$(438)	$912

Cash flows (used in) investing activities:
Capital expenditures	—	(20)	(38)	3	(55)
Contributions to intercompany investments	(32)	—	—	32	—
Other, net	(7)	12	(31)	(4)	(30)

Net cash flows (used in) investing activities	(39)	(8)	(69)	31	(85)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(339)	(424)	—	424	(339)
Repurchase of common stock	(173)	—	—	—	(173)
Excess tax benefit on stock-based compensation plans	10	—	—	—	10
Dividends paid on preferred stock	(11)	—	—	11	—
Receipt of equity	—	—	32	(32)	—
Other, net	(11)	(100)	107	4	—

Net cash flows from (used in) financing activities	(524)	(524)	139	407	(502)

Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1

Net change in cash and cash equivalents	(89)	361	54	—	326
Cash and cash equivalents at beginning of period	444	696	360	—	1,500

Cash and cash equivalents at end of period	$355	$1,057	$414	$—	$1,826

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2013
Cash flows from operating activities	$282	$663	$2	$(2)	$945

Cash flows from (used in) investing activities:
Capital expenditures	—	(13)	(1)	(9)	(23)
Other, net	(33)	15	—	21	3

Net cash flows from (used in) investing activities	(33)	2	(1)	12	(20)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(326)	—	—	—	(326)
Repurchase of common stock	(325)	—	—	—	(325)
Excess tax benefit on stock-based compensation plans	11	—	—	—	11
Dividends paid on preferred stock	(11)	—	—	11	—
Debt issuance costs and financing fees	(3)	—	—	—	(3)
Other, net	(11)	—	32	(21)	—

Net cash flows from (used in) financing activities	(665)	—	32	(10)	(643)

Effect of exchange rate changes on cash and cash equivalents	—	—	(6)	—	(6)

Net change in cash and cash equivalents	(416)	665	27	—	276
Cash and cash equivalents at beginning of period	755	1,420	327	—	2,502

Cash and cash equivalents at end of period	$339	$2,085	$354	$—	$2,778

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
March 31, 2014
Assets
Cash and cash equivalents	$355	$1,057	$414	$—	$1,826
Accounts receivable	—	60	40	—	100
Accounts receivable, related party	—	50	—	—	50
Notes receivable	—	1	36	—	37
Other receivables	74	1,189	3	(1,255)	11
Inventories	—	1,041	76	—	1,117
Deferred income taxes, net	—	646	1	(13)	634
Prepaid expenses and other	9	231	7	(17)	230

Total current assets	438	4,275	577	(1,285)	4,005
Property, plant and equipment, net	4	985	142	—	1,131
Trademarks and other intangible assets, net	—	2,411	4	—	2,415
Goodwill	—	7,999	19	—	8,018
Long-term intercompany notes receivable	1,850	201	—	(2,051)	—
Investment in subsidiaries	9,748	480	—	(10,228)	—
Other assets and deferred charges	93	174	18	(55)	230

Total assets	$12,133	$16,525	$760	$(13,619)	$15,799

Liabilities and shareholders’ equity
Accounts payable	$1	$149	$29	$—	$179
Tobacco settlement accruals	—	2,187	—	—	2,187
Due to related party	—	1	—	—	1
Deferred revenue, related party	—	30	—	—	30
Other current liabilities	1,763	743	62	(1,285)	1,283

Total current liabilities	1,764	3,110	91	(1,285)	3,680
Long-term intercompany notes payable	201	1,600	250	(2,051)	—
Long-term debt (less current maturities)	5,095	—	—	—	5,095
Deferred income taxes, net	—	735	2	(55)	682
Long-term retirement benefits (less current portion)	38	1,151	10	—	1,199
Other noncurrent liabilities	22	108	—	—	130
Shareholders’ equity	5,013	9,821	407	(10,228)	5,013

Total liabilities and shareholders’ equity	$12,133	$16,525	$760	$(13,619)	$15,799

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
December 31, 2013
Assets
Cash and cash equivalents	$444	$696	$360	$—	$1,500
Accounts receivable	—	74	32	—	106
Accounts receivable, related party	—	56	—	—	56
Notes receivable	—	1	36	—	37
Other receivables	76	198	6	(264)	16
Inventories	—	1,069	59	(1)	1,127
Deferred income taxes, net	—	614	1	(9)	606
Prepaid expenses and other	29	172	7	(1)	207

Total current assets	549	2,880	501	(275)	3,655
Property, plant and equipment, net	5	986	83	—	1,074
Trademarks and other intangible assets, net	—	2,413	4	—	2,417
Goodwill	—	7,999	12	—	8,011
Long-term intercompany notes receivable	1,842	1,295	—	(3,137)	—
Investment in subsidiaries	9,736	473	—	(10,209)	—
Other assets and deferred charges	94	187	18	(54)	245

Total assets	$12,226	$16,233	$618	$(13,675)	$15,402

Liabilities and shareholders’ equity
Accounts payable	$1	$169	$15	$—	$185
Tobacco settlement accruals	—	1,727	—	—	1,727
Deferred revenue, related party	—	48	—	—	48
Other current liabilities	601	744	46	(275)	1,116

Total current liabilities	602	2,688	61	(275)	3,076
Long-term intercompany notes payable	1,295	1,700	142	(3,137)	—
Long-term debt (less current maturities)	5,099	—	—	—	5,099
Deferred income taxes, net	—	710	2	(54)	658
Long-term retirement benefits (less current portion)	38	1,172	11	—	1,221
Other noncurrent liabilities	25	156	—	—	181
Shareholders’ equity	5,167	9,807	402	(10,209)	5,167

Total liabilities and shareholders’ equity	$12,226	$16,233	$618	$(13,675)	$15,402

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of RAI’s business, initiatives, critical accounting estimates and its consolidated results of operations and financial position. Following the overview and discussion of business initiatives, the critical accounting estimates disclose certain accounting estimates that are material to RAI’s results of operations and financial position for the periods presented in this report. The discussion and analysis of RAI’s results of operations compares the first quarter of 2014 with the first quarter of 2013. Disclosures related to liquidity and financial position complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial position and results of operations in conjunction with the financial information included in the condensed consolidated financial statements (unaudited).

Overview and Business Initiatives

RAI’s reportable operating segments are RJR Tobacco, American Snuff and Santa Fe. The RJR Tobacco segment consists principally of the primary operations of R. J. Reynolds Tobacco Company. The American Snuff segment consists of the primary operations of American Snuff Co. The Santa Fe segment consists of the domestic operations of SFNTC. Included in All Other are RJR Vapor, Niconovum AB, Niconovum USA, Inc., and various international operations, among other RAI subsidiaries. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.

As a result of shifts in consumer preferences, RAI’s strategy continues to focus on transforming tobacco to deliver sustainable earnings growth, strong cash flow and enhanced long-term shareholder value. This transformation strategy includes growing the core cigarette business, moist-snuff business, focusing on innovation and engaging with adult tobacco consumers, while maintaining efficient and effective operations.

To achieve its strategy, RAI encourages the migration of adult smokers to smoke-free tobacco products and other products, which it believes aligns consumer preferences for new alternatives to traditional tobacco products in view of societal pressure to reduce smoking. RAI’s operating companies facilitate this migration through innovation, including the development of CAMEL Snus, heat-not-burn cigarettes, digital vapor cigarettes and nicotine replacement therapy technologies. RAI remains committed to maintaining high standards of corporate governance and business conduct in a high performing culture.

RAI’s largest reportable operating segment, RJR Tobacco, is the second largest tobacco company in the United States. RJR Tobacco’s brands include two of the best-selling cigarettes in the United States: CAMEL and PALL MALL. These brands, and its other brands, including WINSTON, KOOL, DORAL, SALEM, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. RJR Tobacco manages contract manufacturing of cigarettes and tobacco products through arrangements with BAT affiliates, and manages the export of tobacco products to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases. RJR Tobacco also manages the super-premium cigarette brands, DUNHILL and STATE EXPRESS 555, which are licensed from BAT.

American Snuff is the second largest smokeless tobacco products manufacturer in the United States. American Snuff’s primary brands include its largest selling moist snuff brands, GRIZZLY and KODIAK.

Santa Fe manufactures and markets super-premium cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand in the United States.

RJR Tobacco

RJR Tobacco primarily conducts business in the highly competitive U.S. cigarette market. The international rights to substantially all of RJR Tobacco’s brands were sold in 1999 to JTI, and no international rights were acquired in connection with the B&W business combination. The U.S. cigarette market, which has a few large manufacturers and many smaller participants, is a mature market in which overall adult consumer demand has declined since 1981, and is expected to continue to decline. Profitability of the U.S. cigarette industry and RJR

Tobacco continues to be adversely impacted by decreases in consumption, increases in state excise taxes and governmental regulations and restrictions, such as marketing limitations, product standards and ingredients legislation.

RJR Tobacco’s cigarette brand portfolio strategy is based upon three brand categories: growth, support and non-support. The growth brands consist of a premium brand, CAMEL, and the largest traditional value brand, PALL MALL. Although both of these brands are managed for long-term market share and profit growth, CAMEL will continue to receive the most significant equity support. The support brands include four premium brands, WINSTON, KOOL, SALEM and CAPRI, and two value brands, DORAL and MISTY, all of which receive limited marketing support. The non-support brands, consisting of all other brands, are managed to maximize near-term profitability. The key objectives of the portfolio strategy are designed to focus on the long-term market share growth of the growth brands while managing the support brands for long-term sustainability and profitability. Consistent with that strategy, RJR Tobacco continues to evaluate some of its non-core cigarette styles for potential elimination.

RJR Tobacco’s portfolio also includes CAMEL Snus, a smoke-free tobacco product. CAMEL Snus is heat-treated tobacco in individual pouches that provides convenient tobacco consumption.

Competition is based primarily on brand positioning, including price, product attributes and packaging, consumer loyalty, promotions, advertising and retail presence, as well as finding efficient and effective means of balancing market share and profit growth. Cigarette brands produced by the major manufacturers generally require competitive pricing, substantial marketing support, retail programs and other incentives to maintain or improve market position or to introduce a new brand or brand style. Competition among the major cigarette manufacturers continues to be highly competitive and includes product innovation and expansion into smoke-free tobacco categories.

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

American Snuff

American Snuff offers a range of differentiated smokeless tobacco products to adult tobacco consumers, primarily moist snuff. The moist snuff category is divided into premium and price-value brands. The highly competitive moist snuff category has developed many of the characteristics of the larger cigarette market, including multiple pricing tiers, focused marketing programs and significant product innovation.

In contrast to the declining U.S. cigarette market, U.S. moist snuff retail volumes grew approximately 4% in the first three months of 2014. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both.

American Snuff faces significant competition in the smokeless tobacco category. Similar to the cigarette market, competition is based primarily on brand positioning and price, as well as product attributes and packaging, consumer loyalty, promotions, advertising and retail presence.

Santa Fe

Santa Fe competes in the U.S. cigarette market with its NATURAL AMERICAN SPIRIT brand, which is the leader in the super-premium cigarette category and is a top 10 best-selling cigarette brand. It is priced higher than most other competitive brands, and is differentiated from key competitors through its use of all natural, additive-free tobacco, including styles made with organic tobacco. Competition in the cigarette category is based primarily on brand positioning, including price, product attributes and packaging, consumer loyalty, promotions, advertising and retail presence.

All Other

RJR Vapor expanded the distribution of VUSE digital vapor cigarettes to retail outlets throughout Colorado in 2013, and into Utah in the first quarter of 2014. A national expansion is planned in mid-2014. VUSE’s innovative digital technology is designed to deliver a consistent flavor and vapor experience.

Niconovum AB, is a marketer of nicotine replacement therapy products in Sweden under the ZONNIC brand name. Niconovum USA, Inc., has entered into its lead markets in Iowa and Nebraska with ZONNIC, a nicotine replacement therapy gum, and recently introduced two new styles of ZONNIC into the lead markets.

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

RJR Tobacco, American Snuff Co. or their affiliates, including RAI, and RJR, or indemnitees, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions.

RAI and its subsidiaries believe that they have valid bases for appeal of adverse verdicts against them and believe they have valid defenses to all actions, and they intend to defend all actions vigorously. RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, or the loss of any particular claim concerning the use of smokeless tobacco products against American Snuff Co., when viewed on an individual basis, is not probable or estimable, except for 11 Engle Progeny cases described in “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in note 9 to condensed consolidated financial statements (unaudited).

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

State Settlement Agreements

RJR Tobacco and SFNTC are participants in the MSA, and RJR Tobacco is a participant in the other state settlement agreements with the states of Mississippi, Florida, Texas and Minnesota. Their obligations and the related expense charges under these agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges to RJR Tobacco and SFNTC under these agreements is recorded in cost of products sold as the products are shipped. Included in these adjustments is an NPM Adjustment that potentially reduces the annual payment obligation of RJR Tobacco, SFNTC and the other PMs. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated. American Snuff Co. is not a participant in the State Settlement Agreements. For additional information related to historical and expected settlement expenses and payments under the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements—Enforcement and Validity; Adjustments” in note 9 to condensed consolidated financial statements (unaudited).

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

Actuarial gains or losses are changes in the amount of either the benefit obligation or the fair value of plan assets resulting from experience different from that assumed or from changes in assumptions. RAI immediately recognizes actuarial gains and losses in its operating results in the year in which they occur, to the extent such gains and losses are in excess of 10% of the greater of the fair value of the plan assets or the plan’s benefit obligation, referred to as the corridor. Actuarial gains and losses outside the corridor are recognized annually as of December 31, or when the plans are remeasured during an interim period, and are recorded as an MTM adjustment. Additionally, for the purpose of calculating the expected return on plan assets, RAI uses the actual fair value of plan assets.

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

Intangible Assets

Intangible assets include goodwill, trademarks and other intangible assets. Goodwill, trademarks and other intangible assets with indefinite lives are tested for impairment annually in the fourth quarter. Goodwill, trademarks and other intangible assets are tested more frequently if events and circumstances indicate that the asset might be impaired. The determination of fair value involves considerable estimates and judgment. For goodwill, the determination of the fair value of a reporting unit involves, among other things, RAI’s market capitalization, and application of the income approach, which includes developing forecasts of future cash flows and determining an appropriate discount rate. If goodwill impairment is implied, the fair values of individual assets and liabilities, including unrecorded intangibles, must be determined. Although RAI believes it has based impairment testing and impairment charges of its intangibles on reasonable estimates and assumptions, the use of different estimates and assumptions could result in materially different results. If there is a significant adverse change in the legal and regulatory environment, or the business or competitive climate worsens, or RAI’s operating companies’ strategic initiatives adversely affect their financial performance, the fair value of goodwill, trademarks and other intangible assets could be impaired in future periods.

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

Results of Operations

	For the Three Months Ended March 31,
	2014	2013	% Change
Net sales(1):
RJR Tobacco	$1,563	$1,558	0.3%
American Snuff	184	167	10.2%
Santa Fe	135	115	17.4%
All Other	53	43	23.3%

Net sales	1,935	1,883	2.8%
Cost of products sold(1)(2)	930	694	34.0%
Selling, general and administrative expenses	413	301	37.2%
Amortization expense	2	1	100.0%

Operating income (loss):
RJR Tobacco	482	758	(36.4)%
American Snuff	102	93	9.7%
Santa Fe	65	54	20.4%
All Other	(39)	(4)	NM (3)
Corporate expense	(20)	(14)	(42.9)%

Operating income	$590	$887	(33.5)%

(1)	Excludes excise taxes of:

	For the Three Months Ended March 31,
	2014	2013
RJR Tobacco	$719	$748
American Snuff	13	12
Santa Fe	44	40
All Other	70	55

	$846	$855

(2)	See below for further information related to the State Settlement Agreements, federal tobacco quota buyout and FDA user fees included in cost of products sold.
(3)	Percentage of change not meaningful.

In the following discussion, the amounts presented in the operating companies’ shipment volume and share tables are rounded on an individual basis and, accordingly, may not sum in the aggregate. Percentages are calculated on unrounded numbers.

RJR Tobacco

Net Sales

Domestic cigarette shipment volume, in billions of units for RJR Tobacco and the industry, was as follows:

	For the Three Months Ended March 31,
	2014	2013	% Change
RJR Tobacco:
Growth brands:
CAMEL	4.9	4.8	2.5%
PALL MALL	4.8	4.8	(0.1)%

	9.7	9.6	1.2%
Other	4.6	5.3	(12.9)%

Total RJR Tobacco domestic cigarette shipment volume	14.3	14.9	(3.8)%
Total premium	8.4	8.7	(3.6)%
Total value	5.9	6.2	(4.1)%
Premium/total mix	58.4%	58.3%
Industry(1):
Premium	43.5	44.7	(2.6)%
Value	17.5	18.1	(3.2)%

Total industry domestic cigarette shipment volume	61.0	62.7	(2.7)%
Premium/total mix	71.3%	71.2%

(1)	Based on information from Management Science Associates, Inc., referred to as MSAi.

RJR Tobacco’s net sales are dependent upon its cigarette shipment volume in a declining market, premium versus value-brand mix and list pricing, offset by promotional spending, trade incentives and federal excise taxes.

RJR Tobacco’s net sales for the three months ended March 31, 2014, increased slightly compared with the prior-year quarter, primarily due to higher net pricing of $73 million partially offset by $57 million attributable to lower domestic cigarette volume and $15 million attributable to unfavorable premium-to-value mix.

Market Share

The shares of RJR Tobacco’s cigarette brands as a percentage of total share of U.S. retail cigarette sales, based on data collected by SymphonyIRI Group, Inc. and Capstone Research Inc., collectively referred to as IRI/Capstone, and processed and managed by MSAi(1)(2), were as follows:

	For the Three Months Ended
	March 31, 2014	December 31, 2013	Share Point Change	March 31, 2013	Share Point Change
Growth brands:
CAMEL	10.0%	10.0%	—	9.5%	0.4
PALL MALL	9.5%	9.5%	—	9.2%	0.3

Total growth brands	19.4%	19.5%	(0.1)	18.7%	0.7
Other	7.2%	7.3%	(0.1)	7.8%	(0.6)

Total RJR Tobacco domestic cigarette retail share of market	26.7%	26.8%	(0.1)	26.6%	0.1

(1)

Retail share of U.S. cigarette sales data is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants, brands and market trends. You should not rely on the market share data reported by IRI/Capstone as being a precise measurement of actual market share because IRI/Capstone uses a sample methodology that does not track all volume and trade channels. Accordingly, the retail share of the U.S. cigarette market of RJR Tobacco and its brands as reported by IRI/Capstone may overstate or understate their actual market share. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

(2)

Effective in the first quarter of 2014, retail share results are based on a revised, more efficient, IRI/Capstone model which measures retail share in stores representing trade channels where the majority of tobacco industry products are sold and resource investments are made. Retail share results reported by the new IRI/Capstone model cannot be meaningfully compared to previously reported share results provided by the previous model. All retail share results for 2013 have been restated to reflect the new IRI/Capstone model.

The retail share of market of CAMEL, at 10.0 share points, was up 0.4 share points compared with the prior-year quarter. CAMEL’s cigarette market share continued to be favorably impacted by its innovative capsule technology offered in CAMEL Crush and CAMEL menthol styles. CAMEL Crush styles provide adult smokers the choice of switching from non-menthol to menthol. CAMEL menthol styles allow adult smokers to choose the level of menthol flavor on demand. CAMEL’s first quarter of 2014 menthol market share, including CAMEL Crush styles, increased 0.3 share points from the first quarter of 2013 to 4.2 percent.

CAMEL Snus, a smoke-free tobacco product, continues to lead the growing U.S. snus category, maintaining a market share of nearly 80%.

PALL MALL, a product that offers a high quality, longer-lasting cigarette at a value price, continues to attract interest from adult tobacco consumers. PALL MALL’s first-quarter market share of 9.5% was up 0.3 share points compared with the prior-year quarter despite continued competitive pressure. PALL MALL’s menthol portfolio is providing the brand’s incremental growth.

The combined share of market of RJR Tobacco’s growth brands during the first quarter of 2014 increased by 0.7 share points over the same period in 2013. RJR Tobacco’s total cigarette market share was up slightly from the prior year quarter, mainly driven by increases in the company’s growth brands, offset by decreases in the support and non-support brands, consistent with its strategy of focusing on growth brands.

Operating Income

RJR Tobacco’s operating income for the three-month period ended March 31, 2014, was favorably impacted by higher cigarette pricing and productivity improvements, partially offset by lower cigarette volume and increased promotional spending. In addition, RJR Tobacco’s operating income was favorably impacted by the partial settlement of certain NPM Adjustment claims, related to the Term Sheet, of $62 million and $259 million for the three months ended March 31, 2014 and 2013, respectively.

RJR Tobacco’s expenses under the State Settlement Agreements, federal tobacco quota buyout and FDA user fees, included in cost of products sold were:

	For the Three Months Ended March 31,
	2014	2013
State Settlement Agreements	$433	$250
Federal tobacco quota buyout	51	49
FDA user fees	32	30

Expenses under the State Settlement Agreements are expected to be approximately $1.9 billion in 2014, subject to adjustment for changes in volume and other factors. Pursuant to the Term Sheet, RJR Tobacco will receive credits with respect to its NPM Adjustment claims for the period from 2003 through 2012. These credits will be applied against annual payments under the MSA over a five-year period, which commenced with the April 2013 payment. RJR Tobacco’s MSA expenses were reduced by $202 million for the three months ended March 31, 2013. Also, as a result of meeting the various performance obligations associated with the Term Sheet, RJR Tobacco recognized additional credits of $62 million and $57 million for the three months ended March 31, 2014 and 2013, respectively. RJR Tobacco expects to recognize additional credits through 2016.

For additional information, see “— Cost of Products Sold” in note 1 and “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements—Enforcement and Validity; Adjustments” in note 9 to condensed consolidated financial statements (unaudited).

Expenses for the federal tobacco quota buyout are expected to be approximately $150 million to $160 million in 2014. Expenses for FDA user fees are expected to be approximately $120 million to $130 million in 2014. For additional information, see “—Tobacco Buyout Legislation” in note 9 to condensed consolidated financial statements (unaudited) and “— Governmental Activity” below.

Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. RJR Tobacco’s product liability defense costs were $46 million and $42 million for the three months ended March 31, 2014 and 2013, respectively.

“Product liability” cases generally include the following types of smoking and health related cases:

•	Individual Smoking and Health;

•	West Virginia IPIC;

•	Engle Progeny;

•	Broin II;

•	Class Actions; and

•	Health-Care Cost Recovery Claims.

“Product liability defense costs” include the following items:

•	direct and indirect compensation, fees and related costs, and expenses for internal legal and related administrative staff administering the defense of product liability claims;

•	fees and cost reimbursements paid to outside attorneys;

•	direct and indirect payments to third party vendors for litigation support activities;

•	expert witness costs and fees; and

•	payments to fund legal defense costs for the now dissolved Council for Tobacco Research — U.S.A.

Numerous factors affect product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial, that is, with active discovery and motions practice. See “— Litigation Affecting the Cigarette Industry — Overview” in note 9 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and type of cases pending, and “— Litigation Affecting the Cigarette Industry — Overview — Scheduled Trials” in note 9 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and nature of cases in trial and scheduled for trial through March 31, 2015.

RJR Tobacco expects that the factors described above will continue to have the primary impact on its product liability defense costs in the future. Given the level of activity in RJR Tobacco’s pending cases, including the number of cases in trial and scheduled for trial, particularly with respect to Engle Progeny cases, RJR Tobacco’s product liability defense costs continue to remain at a high level. See “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in note 9 to condensed consolidated financial statements (unaudited) for additional information.

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

American Snuff

Net Sales

The moist snuff shipment volume, in millions of cans, for American Snuff was as follows:

	For the Three Months Ended March 31,
	2014	2013	% Change
GRIZZLY	106.4	94.9	12.1%
Other	10.5	10.7	(1.6)%

Total American Snuff moist snuff shipment volume	116.9	105.6	10.7%

American Snuff’s net sales for the three-month period ended March 31, 2014, increased compared with the prior-year period primarily due to higher moist snuff volume and net pricing.

Market Share

Moist snuff has been the key driver to American Snuff’s overall growth and profitability within the U.S. smokeless tobacco market. Moist snuff accounted for approximately 89% of American Snuff’s revenue for the three months ended March 31, 2014, compared with approximately 87% for the three months ended March 31, 2013. U.S. moist snuff industry retail shipment volume grew by approximately 4% in the first quarter of 2014 compared with the same period in 2013.

The shares of American Snuff’s moist snuff brands as a percentage of total share of U.S. retail moist snuff sales according to IRI/Capstone(1)(2), were as follows:

	For the Three Months Ended
	March 31, 2014	December 31, 2013	Share Point Change	March 31, 2013	Share Point Change
GRIZZLY	31.5%	31.3%	0.2	30.4%	1.1
Other	3.1%	3.1%	—	3.3%	(0.2)

Total American Snuff moist snuff retail share of market	34.6%	34.4%	0.2	33.7%	0.8

(1)

Retail share of U.S. moist snuff sales data is included in this document because it is used by American Snuff primarily as an indicator of the relative performance of industry participants, brands and market trends. You should not rely on the market share data reported by IRI/Capstone as being a precise measurement of actual market share because IRI/Capstone uses a sample methodology that does not track all volume and trade channels.

(2)

Effective in the first quarter of 2014, retail share results are based on a revised, more efficient, IRI/Capstone model which measures retail share in stores representing trade channels where the majority of tobacco industry products are sold and resource investments are made. Retail share results reported by the new IRI/Capstone model cannot be meaningfully compared to previously reported share results provided by the previous model. All retail share results for 2013 have been restated to reflect the new IRI/Capstone model.

GRIZZLY, the leading U.S. moist snuff brand, grew 1.1 share points in the first quarter of 2014, compared with the first quarter of 2013. GRIZZLY’s increase in first quarter shipment volume was driven by growth in the wintergreen and pouch offerings. In January 2014, American Snuff expanded the distribution of GRIZZLY Wide Cut Wintergreen nationwide. The wide cut offers adult tobacco consumers a long-lasting wintergreen flavor and easy packing.

Operating Income

American Snuff’s operating income for the three-month period ended March 31, 2014, increased as compared with the prior-year period primarily due to higher moist snuff volume and net pricing, partially offset by additional trade marketing expenses.

Santa Fe

Net Sales

Domestic cigarette shipment volume, in billions of units for Santa Fe, was as follows:

	For the Three Months Ended March 31,
	2014	2013	% Change
NATURAL AMERICAN SPIRIT	0.8	0.7	10.7%

Santa Fe’s net sales for the three-month period ended March 31, 2014, increased compared with the prior-year period, primarily due to higher volume and net pricing.

Market Share

The shares of Santa Fe’s NATURAL AMERICAN SPIRIT brand as a percentage of total share of U.S. retail cigarette sales according to data from IRI/Capstone(1)(2), were as follows:

	For the Three Months Ended
	March 31, 2014	December 31, 2013	Share Point Change	March 31, 2013	Share Point Change
NATURAL AMERICAN SPIRIT	1.5%	1.5%	—	1.3%	0.2

(1)

Retail share of U.S. cigarette sales data is included in this document because it is used by Santa Fe primarily as an indicator of the relative performance of industry participants, brands and market trends. You should not rely on the market share data reported by IRI/Capstone as being a precise measurement of actual market share because IRI/Capstone uses a sample methodology that does not track all volume and trade channels. Accordingly, the retail share of the U.S. cigarette market of Santa Fe’s NATURAL AMERICAN SPIRIT as reported by IRI/Capstone may overstate or understate its actual market share. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

(2)

Effective in the first quarter of 2014, retail share results are based on a revised, more efficient, IRI/Capstone model which measures retail share in stores representing trade channels where the majority of tobacco industry products are sold and resource investments are made. Retail share results reported by the new IRI/Capstone model cannot be meaningfully compared to previously reported share results provided by the previous model. All retail share results for 2013 have been restated to reflect the new IRI/Capstone model.

Operating Income

Santa Fe’s operating income for the three-month period ended March 31, 2014, increased as compared with the prior-year period primarily due to higher volume and net pricing.

Santa Fe’s expenses under the MSA, federal tobacco quota buyout and FDA user fees, included in cost of products sold were:

	For the Three Months Ended March 31,
	2014	2013
MSA	$21	$17
Federal tobacco quota buyout	3	2
FDA user fees	2	1

Expenses under the MSA are expected to be approximately $105 million to $115 million in 2014, subject to adjustment for changes in volume and other factors. Pursuant to the Term Sheet, SFNTC will receive credits with respect to its NPM Adjustment claims for the period from 2003 to 2012. These credits will be applied against annual payments under the MSA over a four-year period, which commenced with the April 2013 payment. Santa Fe’s MSA expenses were reduced by $2 million for the three months ended March 31, 2013. Also, as a result of meeting the various performance obligations associated with the Term Sheet, Santa Fe recognized additional credits of $1 million for the three months ended March 31, 2014. Santa Fe expects to recognize additional credits through 2015.

For additional information, see “— Cost of Products Sold” in note 1 and “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements—Enforcement and Validity; Adjustments” in note 9 to condensed consolidated financial statements (unaudited).

All Other

RJR Vapor expanded the distribution of VUSE digital vapor cigarettes to retail outlets throughout Colorado in 2013, and into Utah in the first quarter of 2014. A national expansion is planned in mid-2014. VUSE’s innovative digital technology is designed to deliver a consistent flavor and vapor experience.

Niconovum AB, is a marketer of nicotine replacement therapy products in Sweden under the ZONNIC brand name. Niconovum USA, Inc., has entered into its lead markets in Iowa and Nebraska with ZONNIC, a nicotine replacement therapy gum, and recently introduced two new styles of ZONNIC into the lead markets.

RAI Consolidated

Interest and debt expense was $59 million for the three months ended March 31, 2014, compared with $62 million for the three months ended March 31, 2013, due to lower average interest rates in 2014.

Provision for income taxes was $193 million, for an effective rate of 36.3%, for the three months ended March 31, 2014, compared with $321 million, for an effective rate of 38.7%, for the three months ended March 31, 2013. The effective tax rate for the three months ended March 31, 2014, as compared to the prior-year period, was favorably impacted by a decrease in tax attributable to the reversal of tax reserves and interest related to a federal audit settlement and an increase in the domestic production activities deduction of the American Jobs Creation Act of 2004. The effective tax rate for each period differed from the federal statutory rate of 35% due to the impact of state taxes and certain nondeductible items.

Income from discontinued operations, net of tax was $25 million for the three months ended March 31, 2014. The audit of the 2010 and 2011 tax years by the Internal Revenue Service was closed on February 27, 2014. A tax benefit of $25 million attributable to the reversal of tax reserves was recorded in discontinued operations.

Liquidity and Financial Condition

Liquidity

The principal sources of liquidity for RAI’s operating subsidiaries’ business and operating needs are internally generated funds from their operations and intercompany loans and advances. The principal sources of liquidity for RAI, in turn, are proceeds from issuances of debt securities and the Credit Agreement described below under “— Borrowing Arrangements,” as well as intercompany dividends and distributions. Cash flows from operating activities are believed to be sufficient for the foreseeable future to enable the operating subsidiaries to meet their obligations under the State Settlement Agreements, to fund their capital expenditures and to make payments to RAI that, when combined with RAI’s cash balances, proceeds from any financings and loans under the Credit Agreement, will enable RAI to make its required debt-service payments, to pay dividends to its shareholders and purchase shares under its share repurchase program.

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

RAI’s operating companies monitor the liquidity of key suppliers and customers, and where liquidity concerns are identified, appropriate contingency or response plans are developed. To date, no business interruptions have occurred due to key supplier liquidity, and no liquidity issues were identified involving significant suppliers or customers.

RAI’s excess cash may be invested in money market funds, commercial paper, U.S. treasuries, U.S. government agencies and time deposits in major institutions to minimize investment risk. At present, RAI primarily invests cash in U.S. treasuries.

As of March 31, 2014, RAI held investments primarily in auction rate securities and a mortgage-backed security totaling $90 million. Adverse changes in financial markets caused the auction rate securities and the mortgage-backed security to revalue lower than carrying value and become less liquid. The auction rate securities and mortgage-backed security will not become liquid until a successful auction occurs or a buyer is found. RAI intends, and has the ability, to hold these auction rate securities and mortgage-backed security for a period of time sufficient to allow for sale, redemption or anticipated recovery in fair value. For additional information on these investments, see note 2 to condensed consolidated financial statements (unaudited).

Cash Flows

Net cash flows from operating activities were $912 million in the first three months of 2014, compared with $945 million in the first three months of 2013. This change was driven primarily by a decrease in other working capital.

Net cash flows used in investing activities were $85 million in the first three months of 2014, compared with $20 million in the first three months of 2013. This change was driven primarily by higher capital expenditures in the first three months of 2014 compared to the same period of 2013 and the acquisition of certain assets and liabilities of a research and development company in 2014.

Net cash flows used in financing activities were $502 million in the first three months of 2014, compared with $643 million in the prior-year period. This decrease was primarily the result of lower share repurchases partially offset by higher dividends paid in 2014.

Borrowing Arrangements

RAI Notes

As of March 31, 2014, the principal amount of RAI’s outstanding notes was $5.1 billion, with maturity dates ranging from 2015 to 2043. RAI, at its option, may redeem any or all of its outstanding notes, in whole or in part at any time, subject to the payment of a make-whole premium. At March 31, 2014, RAI had no current maturities of long-term debt.

Credit Agreement

On October 8, 2013, RAI entered into the Credit Agreement with a syndicate of lenders, providing for a four-year $1.35 billion senior unsecured revolving credit facility, which may be increased to $1.6 billion at the discretion of the lenders upon the request of RAI. Certain of RAI’s subsidiaries, including its Material Subsidiaries, as such term is defined in the Credit Agreement, have guaranteed, on an unsecured basis, RAI’s obligations under the Credit Agreement. As of March 31, 2014, there were no borrowings, and $5 million of letters of credit outstanding, under the Credit Agreement.

On April 14, 2014, RAI borrowed $750 million under the Credit Agreement, with such borrowing initially bearing interest at the annual rate of 1.46%. RAI used the proceeds for general corporate purposes of RAI and its subsidiaries, including to make payments under the MSA and to purchase shares under RAI’s share repurchase program.

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

RAI and its affiliates were in compliance with all covenants and restrictions imposed by RAI’s indebtedness at March 31, 2014.

Dividends

RAI’s board of directors declared a quarterly cash dividend of $0.67 per common share effective February 10, 2014. The dividends were paid on April 1, 2014, to shareholders of record as of March 10, 2014.

On an annualized basis, the dividend rate is $2.68 per common share. The dividend reflects RAI’s current policy of paying dividends to the holders of RAI’s common stock in an aggregate amount that is approximately 80% of RAI’s annual consolidated net income.

Stock Repurchases

On November 14, 2011, the board of directors of RAI authorized the repurchase, from time to time on or before mid-2014, of up to $2.5 billion of outstanding shares of RAI common stock in open-market or privately negotiated transactions.

During the first three months of 2014, under the above-described share repurchase program, RAI repurchased and cancelled 2,940,205 shares for $145 million, resulting in total repurchases of 50,578,249 shares for $2.2 billion as of March 31, 2014. Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares are cancelled at the time of repurchase.

Additionally, during 2014, at a cost of $28 million, RAI purchased 554,042 shares that were forfeited and cancelled with respect to tax liabilities associated with restricted stock units vesting under its Omnibus Plan.

For additional information, see note 10 to condensed consolidated financial statements (unaudited).

Capital Expenditures

RAI’s operating subsidiaries recorded cash capital expenditures of $55 million and $23 million for the first three months of 2014 and 2013, respectively. RAI’s operating subsidiaries plan to spend an additional $140 million to $150 million for capital expenditures during the remainder of 2014, which includes investments to support expanded production and distribution of the VUSE digital vapor cigarette. Capital expenditures are funded primarily by cash flows from operations. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of March 31, 2014.

Retirement Benefits

RAI disclosed in its financial statements for the year ended December 31, 2013, that it expected to contribute $109 million to its pension plans in 2014, of which $2 million was contributed during the first three months of 2014.

Litigation and Settlements

RJR Tobacco, American Snuff Co., or their affiliates, including RAI or RJR, or indemnitees, including B&W, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. For further discussion of specific cases, see note 9 to condensed consolidated financial statements (unaudited). Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of March 31, 2014, RJR Tobacco had paid approximately $121 million since January 1, 2012, related to unfavorable smoking and health litigation judgments.

As of March 31, 2014, an accrual of $73 million has been recorded for 11 Engle Progeny cases: Jimmie Lee Brown, Koballa, Duke, Walker, Hiott, Kirkland, Sury, Mack, Emmon Smith, Townsend and Starr-Blundell. This amount includes $56.9 million for compensatory and punitive damages and $16.1 million for attorneys’ fees and statutory interest through March 31, 2014. During the first quarter of 2014, an aggregate payment of $6.5 million ($3 million for compensatory and punitive damages and $3.5 million for attorneys’ fees and statutory interest) was made in satisfaction of the adverse judgment in the Ward, Sherman and Lock cases. For additional information related to this litigation, see “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in note 9 to condensed consolidated financial statements (unaudited).

Also, as of March 31, 2014, an accrual of $10 million is included in the condensed consolidated balance sheet (unaudited) for estimated costs of the corrective communications in connection with the U.S. Department of Justice case. For additional information, see “—Health-Care Cost Recovery Cases — U.S. Department of Justice Case” in note 9 to condensed consolidated financial statements (unaudited).

Litigation is subject to many uncertainties, and generally it is not possible to predict the outcome of the litigation pending against RJR Tobacco, American Snuff Co., or their affiliates or indemnitees, or to reasonably estimate the amount or range of any possible loss, except for the 11 Engle Progeny cases and the U.S. Department of Justice case noted above. Moreover, notwithstanding the quality of defenses available to it and its affiliates in tobacco-related litigation matters, it is possible that RAI’s consolidated results of operations, cash flows or financial position could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters or difficulties in obtaining the bonds required to stay execution of judgments on appeal.

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

RJR Tobacco and certain of the other PMs under the MSA are currently involved in an arbitration with certain of the settling states with respect to the availability for certain market years of a downward adjustment to the annual MSA payment obligation. RJR Tobacco disputed a total of $5.2 billion for the years 2003 through 2013.

In 2012, RJR Tobacco, certain other PMs and certain settling states entered into a Term Sheet that sets forth the terms on which accrued and potential NPM Adjustment claims for 2003 through 2014 could be resolved. The Term Sheet also set forth a restructured NPM Adjustment process to be applied on a going-forward basis, starting with the 2013 volume year. Based on the jurisdictions that signed the Term Sheet and are bound by its terms, RJR Tobacco and SFNTC will receive credits, collectively, currently estimated to total approximately $1.1 billion, with respect to their NPM Adjustment claims for the period from 2003 to 2012. The expenses for the MSA were reduced by $63 million and $261 million for the three months ended March 31, 2014 and 2013, respectively.

For additional information related to this litigation and its potential resolution, see “— Cost of Products Sold” in note 1 and “— Litigation Affecting the Cigarette Industry — State Settlement Agreements—Enforcement and Validity; Adjustments”, in note 9 to condensed consolidated financial statements (unaudited).

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

Together with manufacturers’ price increases in recent years and substantial increases in state and federal taxes on tobacco products, and the granting to the FDA of broad authority over the manufacture, sale, marketing and packaging of tobacco products, these developments have had and will likely continue to have an adverse effect on the sale of tobacco products. Products that are alternatives to traditional tobacco products have also become subject to increasing regulation. For example, in addition to the anticipated regulation by the FDA of e-cigarettes, as described below, various states have adopted, or are considering the adoption of, taxes on e-cigarettes as well as restrictions on the promotion and distribution of e-cigarettes.

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

On March 4, 2014, President Obama released a proposed budget which, if approved by the U.S. Congress, would increase the federal excise tax: on a pack of cigarettes from $1.01 to $1.95; for snuff from $1.51 per pound to $2.93 per pound; and for chewing tobacco from $0.5033 per pound to $0.98 per pound. These proposed tax increases would fund a new initiative for pre-kindergarten education for lower-income children. Although the likelihood of the foregoing federal tax increases becoming law is uncertain, RAI’s management believes that such tax increases, if approved by the U.S. Congress, would have an adverse impact on the sale of tobacco products by RAI’s operating companies and could have a material adverse effect on the results of operations, cash flows or financial position of RAI, including impairment of the value of its operating subsidiaries’ trademarks.

The 2009 federal excise tax increase on tobacco products increased taxes on ready-made cigarettes, such as those made by RJR Tobacco and Santa Fe, at a much higher rate than taxes on loose tobacco. As a result of that tax disparity, the number of retailers selling loose tobacco and operating roll-your-own machines, allowing consumers to convert the loose tobacco into finished cigarettes, greatly increased following the 2009 federal tax hike on tobacco products. On July 6, 2012, President Obama signed into law a provision classifying retailers which operate roll-your-own machines as cigarette manufacturers, and thus requiring those retailers to pay the same tax rate as other cigarette manufacturers. As of March 31, 2014, 25 states also had passed legislation classifying retailers operating roll-your-own machines as cigarette manufacturers.

All states and the District of Columbia currently impose cigarette excise taxes at levels ranging from $0.17 per pack in Missouri to $4.35 per pack in New York. As of March 31, 2014, and December 31, 2013, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $1.30. Certain city and county governments, such as New York and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions.

Six states now require NPMs to pay a fee on each pack of cigarettes sold in their respective states, ranging from $0.25 per pack in Alaska to $0.55 per pack in Texas.

The Texas NPM fee has been challenged by a coalition of small tobacco manufacturers. This group asserts that the Texas fee violates the Texas Constitution’s “Equal and Uniform” Clause, as well as the Equal Protection and Due Process Clauses of the U.S. Constitution. On November 15, 2013, a state trial court in Texas declared the NPM fee unconstitutional and enjoined the state from “assessing, collecting, and enforcing” the fee. The State of Texas has appealed the court’s order. In doing so, enforcement of the trial court’s order, including the injunction, is suspended. The coalition has filed a motion for a “hardship exemption” from payment of the fee during the pendency of the state’s appeal. The coalition’s motion was denied on February 12, 2014, with the trial court concluding that it lacked jurisdiction to consider the motion on the merits in light of the State’s appeal of the court’s earlier ruling. The State’s appeal is now pending before the Court of Appeals for the Third District.

Forty-nine states and the District of Columbia also subject smokeless tobacco products to excise taxes. The Commonwealth of Pennsylvania is considering such a tax during its 2014 legislative session, but no decision has been reached. As of March 31, 2014:

•	26 states taxed moist snuff on an ad valorem basis, at rates ranging from 5% in South Carolina to 210% in Wisconsin;

•	21 states and the District of Columbia had weight-based taxes on moist snuff, ranging from $0.02 for cans weighing between 5/8 of an ounce and 1 5/8 ounces in Alabama to $2.02 per ounce in Maine; and,

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

One state (Minnesota) taxes e-cigarettes, with that state taxing e-cigarettes at the same rate as it taxes smokeless tobacco products (with such rate having increased from 70% to 95% at the beginning of the third quarter of 2013). Further, as of March 31, 2014: bills were pending in two states to tax e-cigarettes at the rate of $.05 per fluid ounce; and 11 states had proposed taxing e-cigarettes on the same basis as other tobacco products, with such legislation failing in three states, and remaining pending in eight states. As of the end of the first quarter, a bill was pending in one state to exempt e-cigarettes from taxation.

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

•

tobacco manufacturers are banned from selling cigarettes with characterizing flavors (other than menthol, which under the FDA Tobacco Act is specifically exempt as a characterizing flavor, but the impact of which on public health is under evaluation by the FDA as discussed below);

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

•

the FDA issued a final regulation for the imposition of larger, graphic health warnings on cigarette packaging and advertising, which was scheduled to take effect September 22, 2012, but the FDA is currently enjoined from enforcing such regulation;

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

•

the FDA announced that it would inspect every domestic establishment that manufactured cigarettes, cigarette tobacco, roll-your-own tobacco or smokeless tobacco products once every two-year cycle, beginning October 1, 2011;

•

in April 2012, the FDA issued draft guidance on: (1) the reporting of harmful and potentially harmful constituents in tobacco products and tobacco smoke pursuant to Section 904(a)(3) of the FDA Tobacco Act, and (2) preparing and submitting applications for modified risk tobacco products pursuant to Section 911 of the FDA Tobacco Act;

•

in June 2013, the FDA issued its first decisions with regard to industry substantial equivalence submissions, authorizing the marketing of 17 new tobacco products and denying the marketing of 13 others, none of which were RAI’s operating subsidiaries’ products; and

•

in February 2014, the FDA issued its first orders to stop the further sale and distribution of four tobacco products already in commercial distribution. The four products, none of which were RAI’s operating subsidiaries’ products, were found to be not substantially equivalent to tobacco products commercially marketed as of February 15, 2007, and were ordered to be removed from the market in accordance with the FDA Tobacco Act.

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

In September 2009, a “Center for Tobacco Products” was established within the FDA, funded through quarterly user fees that will be assessed against tobacco product manufacturers and importers based on market share. The total amount of user fees to be collected over the first ten years will be approximately $5.4 billion. The expense related to the FDA user fees of RAI’s operating companies for 2014 will be approximately $135 million.

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

The FDA has indicated that it intends to propose a regulation that would extend the agency’s authority under the FDA Tobacco Act, which currently only applies to certain specifically enumerated “tobacco products,” to other categories of tobacco products, such as e-cigarettes. Such a regulation could subject other tobacco product categories to the current requirements of the FDA Tobacco Act, including that act’s restrictions on product advertising, marketing and sales; good manufacturing practice requirements; and pre-market review requirements for “new tobacco products” and “modified risk tobacco products.”

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

•

the possibility that the FDA will issue regulations prohibiting menthol as a flavor in cigarettes or the possibility that the FDA will require the reduction of nicotine levels or the reduction or elimination of other constituents;

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

•

the substantial payment obligations with respect to cigarette sales, and the substantial limitations on the advertising and marketing of cigarettes (and of RJR Tobacco’s smokeless tobacco products) under the State Settlement Agreements;

•	the possibility that the Arbitration Panel’s Award reflecting the partial resolution of the NPM Adjustment disputes will be vacated or otherwise modified;

•	the possibility that the Arbitration Panel’s Final Award with respect to the six states found to be non-diligent in connection with the 2003 NPM Adjustment will be vacated or otherwise modified;

•	the continuing decline in volume in the U.S. cigarette industry and RAI’s dependence on the U.S. cigarette industry;

•	concentration of a material amount of sales with a limited number of customers and potential loss of these customers;

•	competition from other manufacturers, including industry consolidations or any new entrants in the marketplace;

•	increased promotional activities by competitors, including manufacturers of deep-discount cigarette brands;

•	the success or failure of new product innovations, including the digital vapor cigarette, VUSE, which is manufactured and distributed by an RAI subsidiary, RJR Vapor;

•	the success or failure of acquisitions or dispositions, which RAI or its subsidiaries may engage in from time to time;

•	the responsiveness of both the trade and consumers to new products, marketing strategies and promotional programs;

•	the reliance on outside suppliers to manage certain non-core business processes;

•	the reliance on a limited number of suppliers for certain raw materials;

•	the cost of tobacco leaf, and other raw materials and other commodities used in products;

•	the passage of new federal or state legislation or regulation;

•	the effect of market conditions on interest rate risk, foreign currency exchange rate risk and the return on corporate cash, or adverse changes in liquidity in the financial markets;

•	the impairment of goodwill and other intangible assets, including trademarks;

•

the effect of market conditions on the performance of pension assets or any adverse effects of any new legislation or regulations changing pension and postretirement benefits accounting or required pension funding levels;

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

The table below provides information, as of March 31, 2014, about RAI’s financial instruments that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates for the years ending December 31:

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value(1)
Investments:
Variable-rate	$1,743	$13	$—	$69	$—	$—	$1,825	$1,825
Average interest rate	0.1%	0.5%	—	2.4%	—	—	0.1%	—
Fixed-rate	$—	$—	$—	$—	$—	$8	$8	$8
Average interest rate(2)	—	—	—	—	—	4.7%	4.7%	—
Debt:
Fixed-rate	$—	$450	—	$700	$250	$3,650	$5,050	$5,299
Average interest rate(2)	—	1.1%	—	6.8%	7.8%	4.8%	4.9%	—

(1)	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted fair values.
(2)	Based upon coupon interest rates for fixed-rate instruments.

RAI’s exposure to foreign currency transactions was not material to its results of operations for the three months ended March 31, 2014, but may become material in future periods in relation to activity associated with RAI’s international operations. RAI currently has no hedges for its exposure to foreign currency.

Item 4. Controls and Procedures

(a)	RAI’s chief executive officer and chief financial officer have concluded that RAI’s disclosure controls and procedures were effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures.

(b)	There have been no changes in RAI’s internal controls over financial reporting that occurred during the first three months of 2014 that have materially affected, or are reasonably likely to materially affect, RAI’s internal controls over financial reporting.

PART II-Other Information

Item 1. Legal Proceedings

For a discussion of the litigation and legal proceedings pending against RJR Tobacco, American Snuff Co. or their affiliates, including RAI or RJR, or indemnitees, including B&W, see note 9 to condensed consolidated financial statements (unaudited) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Litigation” included in Part I, Item 2.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

RAI conducts its business through its subsidiaries and is dependent on the earnings and cash flows of its subsidiaries to satisfy its obligations and other cash needs. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition” in Part I, Item 2. RAI believes that the provisions of its Credit Agreement and notes (and the associated guarantees of the foregoing) will not impair its payment of quarterly dividends.

The following table summarizes RAI’s purchases of its common stock during the first quarter of 2014:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2014 to January 31, 2014	1,190,272	$48.71	1,190,272	$354

February 1, 2014 to February 28, 2014	1,175,774	48.20	1,175,774	297

March 1, 2014 to March 31, 2014	1,128,201	51.98	574,159	267

First Quarter Total	3,494,247	49.59	2,940,205	267

(1)	During March 2014, RAI repurchased and cancelled 554,042 shares of its common stock with respect to the tax liability associated with vesting of restricted stock units under the Omnibus Plan.
(2)	On November 14, 2011, the board of directors of RAI authorized the repurchase, from time to time on or before mid-2014, of up to $2.5 billion of outstanding shares of RAI common stock.

Item 6. Exhibits

Exhibit Number	Description

10.1	Form of Performance Share Agreement (three-year vesting), dated March 3, 2014, between Reynolds American Inc. and the grantee named therein.

10.2	Reynolds American Inc. 2014 Outside Directors’ Compensation Summary (incorporated by reference to Exhibit 10.32 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed February 11, 2014).

10.3	Amendment No. 7, entered into as of January 24, 2014, to the Brown & Williamson Tobacco Corporation Health Care Plan for Salaried Employees (incorporated by reference to Exhibit 10.57 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed February 11, 2014).

10.4*	Amendment, effective January 8, 2014, to Standard Supplier Agreement among R. J. Reynolds Tobacco Company, Santa Fe Natural Tobacco Company, Inc. and Eastman Chemical Company (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated February 10, 2014).

31.1	Certification of Chief Executive Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

31.2	Certification of Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema

101.CAL	XBRL taxonomy extension calculation linkbase

101.LAB	XBRL taxonomy extension label linkbase

101.PRE	XBRL taxonomy extension presentation linkbase

*	Confidential treatment has been granted for certain portions of this exhibit pursuant to an order under the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.
**	Exhibit is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subjected to the liabilities of that Section. This exhibit shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REYNOLDS AMERICAN INC.
(Registrant)

Dated: April 23, 2014	/s/ Thomas R. Adams
Thomas R. Adams
Executive Vice President and Chief Financial Officer
(principal financial officer)