Form 10-Q
period 2014-06-30
REYNOLDS AMERICAN INC
filed 2014-07-29
CIK 1275283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 531,283,513 shares of common stock, par value $.0001 per share, as of July 7, 2014.

Part I — Financial Information

Item 1. Financial Statements

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions, Except Per Share Amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net sales(1)	$2,071	$2,087	$3,920	$3,889
Net sales, related party	91	92	177	173

Net sales	2,162	2,179	4,097	4,062
Costs and expenses:
Cost of products sold(1)	959	999	1,889	1,693
Selling, general and administrative expenses	364	380	777	681
Amortization expense	3	2	5	3

Operating income	836	798	1,426	1,685
Interest and debt expense	62	65	121	127
Interest income	(1)	(1)	(2)	(3)
Other expense, net	—	2	1	—

Income from continuing operations before income taxes	775	732	1,306	1,561
Provision for income taxes	283	271	476	592

Income from continuing operations	492	461	830	969
Income from discontinued operations, net of tax	—	—	25	—

Net income	$492	$461	$855	$969

Basic income per share:
Income from continuing operations	$0.92	$0.84	$1.55	$1.77
Income from discontinued operations	—	—	0.05	—

Net income	$0.92	$0.84	$1.60	$1.77

Diluted income per share:
Income from continuing operations	$0.92	$0.84	$1.55	$1.76
Income from discontinued operations	—	—	0.04	—

Net income	$0.92	$0.84	$1.59	$1.76

Dividends declared per share	$0.67	$0.63	$1.34	$1.22

(1)

Excludes excise taxes of $927 million and $983 million for the three months ended June 30, 2014 and 2013, respectively; and $1,773 million and $1,838 million for the six months ended June 30, 2014 and 2013, respectively.

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Millions)

(Unaudited)

	For the Three Months Ended June 30,
	2014	2013
Net income	$492	$461
Other comprehensive income (loss), net of tax:
Retirement benefits, net of tax expense (benefit) (2014 — $4; 2013 — $(7))	6	(10)
Unrealized gain on long-term investments, net of tax	1	1
Amortization of realized loss on hedging instruments, net of tax	1	1
Cumulative translation adjustment and other, net of tax expense (benefit) (2014 — $(1); 2013 — $1)	(3)	3

Comprehensive income	$497	$456

	For the Six Months Ended June 30,
	2014	2013
Net income	$855	$969
Other comprehensive income (loss), net of tax:
Retirement benefits, net of tax benefit (2013 — $10)	—	(15)
Unrealized gain on long-term investments, net of tax expense (2014 — $1; 2013 — $2)	2	3
Amortization of realized loss on hedging instruments, net of tax	1	1
Cumulative translation adjustment and other, net of tax expense (benefit) (2014 — $(1); 2013 — $6)	(2)	(12)

Comprehensive income	$856	$946

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from (used in) operating activities:
Net income	$855	$969
Income from discontinued operations, net of tax	(25)	—
Adjustments to reconcile to net cash flows from (used in) continuing operating activities:
Depreciation and amortization	51	55
Restructuring charge, net of cash payments	(7)	(8)
Deferred income tax expense	15	158
Pension and postretirement	(63)	(60)
Tobacco settlement	(480)	(1,386)
Other, net	(91)	68

Net cash flows from (used in) operating activities	255	(204)

Cash flows from (used in) investing activities:
Capital expenditures	(123)	(50)
Proceeds from termination of joint venture	35	31
Other, net	(24)	5

Net cash flows used in investing activities	(112)	(14)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(699)	(650)
Repurchase of common stock	(440)	(475)
Principal borrowings under revolving credit facility	1,000	—
Repayments under revolving credit facility	(200)	—
Principal borrowings under term-loan facility	—	500
Excess tax benefit on stock-based compensation plans	10	11
Debt issuance costs and financing fees	—	(3)

Net cash flows used in financing activities	(329)	(617)

Effect of exchange rate changes on cash and cash equivalents	(1)	(3)

Net change in cash and cash equivalents	(187)	(838)
Cash and cash equivalents at beginning of period	1,500	2,502

Cash and cash equivalents at end of period	$1,313	$1,664

Income taxes paid, net of refunds	$499	$364
Interest paid	$125	$135

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,313	$1,500
Accounts receivable	98	106
Accounts receivable, related party	66	56
Notes receivable	1	37
Other receivables	11	16
Inventories	1,059	1,127
Deferred income taxes, net	637	606
Prepaid expenses and other	273	207

Total current assets	3,458	3,655
Property, plant and equipment, net of accumulated depreciation (2014 — $1,592; 2013 — $1,579)	1,177	1,074
Trademarks and other intangible assets, net of accumulated amortization	2,412	2,417
Goodwill	8,018	8,011
Other assets and deferred charges	236	245

	$15,301	$15,402

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$137	$185
Tobacco settlement accruals	1,248	1,727
Due to related party	1	—
Deferred revenue, related party	17	48
Revolving credit facility borrowings	800	—
Other current liabilities	1,120	1,116

Total current liabilities	3,323	3,076
Long-term debt (less current maturities)	5,091	5,099
Deferred income taxes, net	710	658
Long-term retirement benefits (less current portion)	1,158	1,221
Other noncurrent liabilities	124	181
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2014 — 531,283,513; 2013 — 538,053,024)	—	—
Paid-in capital	6,162	6,571
Accumulated deficit	(1,212)	(1,348)
Accumulated other comprehensive loss	(55)	(56)

Total shareholders’ equity	4,895	5,167

	$15,301	$15,402

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

Basis of Presentation

The accompanying interim condensed consolidated financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as GAAP, for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All material intercompany balances have been eliminated. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim period ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
State Settlement Agreements	$456	$521	$912	$789
Federal tobacco quota buyout	51	54	106	106
FDA user fees	33	31	67	63

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

Based on the jurisdictions bound by the Term Sheet through December 31, 2013, RJR Tobacco and SFNTC, collectively, will receive credits, currently estimated to total approximately $1.1 billion, with respect to their NPM Adjustment claims for the period from 2003 through 2012. These credits will be applied against annual payments under the MSA over a five-year period, which commenced with the April 2013 MSA payment. As a result of this binding Order, expenses for the MSA were reduced by approximately $15 million and $219 million for the three and six months ended June 30, 2013, respectively.

In June 2014, two additional states agreed to settle the NPM Adjustment disputes on similar terms as set forth in the Term Sheet, except for certain provisions related to the determination of credits to be received by the PMs. RJR Tobacco and SFNTC, collectively, will receive credits, currently estimated to total approximately $170 million, with respect to their NPM Adjustment claims from 2003 through 2012. These credits will be applied against annual payments under the MSA over a five-year period effectively beginning with the April 2014 MSA payment related to the addition of these two states. As a result, expenses for the MSA were reduced by approximately $34 million for the three and six months ended June 30, 2014.

In addition, as a result of meeting the performance requirements associated with the Term Sheet, RJR Tobacco and Santa Fe, collectively, recognized additional credits of $91 million and $75 million for the three months ended June 30, 2014 and 2013, respectively; and $154 million and $132 million for the six months ended June 30, 2014 and 2013, respectively. RJR Tobacco expects to recognize additional credits through 2017; and Santa Fe expects to recognize additional credits through 2016.

For additional information related to the NPM Adjustment settlement, see “— Litigation Affecting the Cigarette Industry —State Settlement Agreements — Enforcement and Validity; Adjustments” in note 9.

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

The components of the pension benefits and the postretirement benefits are set forth below:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$6	$7	$—	$—	$11	$12	$1	$1
Interest cost	67	62	13	13	133	124	27	25
Expected return on plan assets	(91)	(88)	(3)	(2)	(181)	(176)	(6)	(5)
Amortization of prior service cost (credit)	1	1	(10)	(11)	2	2	(21)	(21)

Total benefit cost (credit)	$(17)	$(18)	$—	$—	$(35)	$(38)	$1	$—

RAI disclosed in its financial statements for the year ended December 31, 2013, that it expects to contribute $109 million to its pension plans in 2014, of which $4 million was contributed during the first six months of 2014.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Level 3: inputs are unobservable and reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

RAI evaluates its investments for possible impairment based on current economic conditions, credit loss experience and other criteria on a quarterly basis. The evaluation of investments for impairment requires significant judgments, including:

•	the identification of potentially impaired securities;

•	the determination of their estimated fair value;

•	the assessment of whether any decline in estimated fair value is other-than-temporary; and

•	the likelihood of selling before recovery.

If there is a decline in a security’s net realizable value that is other-than-temporary and it is not likely to be sold before recovery, the decline is separated into the amount of impairment related to credit loss and the amount of impairment related to all other factors. The decline related to the credit loss is recognized in earnings, while the decline related to all other factors is recognized in accumulated other comprehensive loss.

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board, referred to as the FASB, issued guidance for discontinued operations, which changes the criteria for determining which disposals should be presented as discontinued operations and modifies related disclosure requirements. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted, but only for those disposals that have not been reported in financial statements previously issued or available for guidance. The adoption of the amendment is not expected to have a material impact on RAI’s results of operations, cash flows or financial position.

In May 2014, the FASB issued amended guidance that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This amended guidance will replace most existing GAAP revenue recognition guidance and is effective for RAI for interim and annual reporting periods beginning on January 1, 2017. Early adoption is prohibited. RAI is evaluating the effect that this guidance will have on its consolidated financial statements and related disclosures.

Note 2 — Fair Value

Financial assets carried at fair value as of June 30, 2014, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$1,226	$—	$—	$1,226
Other assets and deferred charges:
Auction rate securities	—	—	79	79
Mortgage-backed security	—	—	12	12
Marketable equity security	4	—	—	4

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Financial assets carried at fair value as of December 31, 2013, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$1,443	$—	$—	$1,443
Other assets and deferred charges:
Auction rate securities	—	—	76	76
Mortgage-backed security	—	—	13	13
Marketable equity security	4	—	—	4

There were no transfers between the levels for the six months ended June 30, 2014, or in the year ended December 31, 2013.

RAI has investments in auction rate securities linked to corporate credit risk, investments in auction rate securities related to financial insurance companies, an investment in a mortgage-backed security and an investment in a marketable equity security. The unrealized gains and losses, net of tax, were included in accumulated other comprehensive loss in RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2014, and consolidated balance sheet as of December 31, 2013. The funds associated with the auction rate securities will not be accessible until a successful auction occurs or a buyer is found.

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

RAI determined the change in the fair value of the investment in a marketable equity security using quoted market prices as of June 30, 2014.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Financial assets classified as Level 3 investments were as follows:

	June 30, 2014			December 31, 2013
	Cost	Gross Unrealized Loss (1)	Estimated Fair Value	Cost	Gross Unrealized Loss(1)	Estimated Fair Value
Auction rate securities	$99	$(20)	$79	$99	$(23)	$76
Mortgage-backed security	19	(7)	12	20	(7)	13

	$118	$(27)	$91	$119	$(30)	$89

(1)

Unrealized losses, net of tax, are reported in accumulated other comprehensive loss in RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2014, and consolidated balance sheet as of December 31, 2013.

The changes in the Level 3 investments during the six months ended June 30, 2014, were as follows:

	Auction Rate Securities
	Cost	Gross Gain (Loss)	Estimated Fair Value
Balance as of January 1, 2014	$99	$(23)	$76
Unrealized gain	—	3	3

Balance as of June 30, 2014	$99	$(20)	$79

	Mortgage-Backed Security
	Cost	Gross Gain (Loss)	Estimated Fair Value
Balance as of January 1, 2014	$20	$(7)	$13
Redemptions	(1)	—	(1)

Balance as of June 30, 2014	$19	$(7)	$12

Fair Value of Debt

The estimated fair value of RAI’s outstanding debt, in the aggregate, was $6.1 billion and $5.2 billion, with an effective average annual interest rate of approximately 4.1% and 4.5%, as of June 30, 2014, and December 31, 2013, respectively. The fair values are based on available market quotes, credit spreads and discounted cash flows, as appropriate.

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

In September 2013, RAI called for the redemption of, among other RAI notes, the $775 million outstanding principal amount of 7.625% notes due in 2016. Approximately $450 million of this outstanding principal amount was included in the interest rate swap agreements described above. As a result of this action and the maturity of debt in June 2012, RAI had $700 million of previously swapped outstanding fixed rate debt with an effective rate of interest of approximately 3.8%, as of June 30, 2014, and December 31, 2013.

In May 2012, RAI entered into forward starting interest rate contracts with an aggregate notional amount of $1 billion. RAI designated those derivatives as cash flow hedges of a future debt issuance, and they were determined to

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

be highly effective at inception. The forward starting interest rate contracts mitigated RAI’s exposure to changes in the benchmark interest rate from the date of inception until the date of the forecasted transaction. On October 31, 2012, RAI completed the sale of $2.55 billion in aggregate principal amount of senior notes, consisting of $450 million of 1.05% senior notes due October 30, 2015, $1.1 billion of 3.25% senior notes due November 1, 2022, and $1 billion of 4.75% senior notes due November 1, 2042. The forward starting interest rate contracts were terminated, and $23 million in associated losses were settled with cash payments to the counterparties. The effective portion of the losses are recorded in accumulated other comprehensive loss in RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2014, and consolidated balance sheet as of December 31, 2013, and will be amortized over the life of the related debt.

The amortization of derivative instruments impacted the condensed consolidated statements of income (unaudited) as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Interest and debt expense	$(4)	$(7)	$(8)	$(13)

Note 3 — Intangible Assets

The changes in the carrying amounts of goodwill by segment were as follows:

	RJR Tobacco	American Snuff	Santa Fe	All Other	Consolidated
Goodwill	$9,065	$2,501	$197	$39	$11,802
Accumulated impairment charges	(3,763)	(28)	—	—	(3,791)

Net goodwill balance as of December 31, 2013	5,302	2,473	197	39	8,011

2014 Activity
Asset acquisition	—	—	—	7	7

Net goodwill balance as of June 30, 2014	$5,302	$2,473	$197	$46	$8,018

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The carrying amounts and changes therein of trademarks and other intangible assets by segment were as follows:

	RJR Tobacco		American Snuff	Santa Fe	All Other	Consolidated
	Trademarks	Other	Trademarks	Trademarks	Other	Trademarks	Other
Finite-lived:
Balance as of December 31, 2013	$18	$20	$8	$—	$—	$26	$20
Amortization	(3)	(2)	—	—	—	(3)	(2)

Balance as of June 30, 2014	$15	$18	$8	$—	$—	$23	$18

Indefinite-lived:
Balance as of December 31, 2013	$977	$99	$1,136	$155	$4	$2,268	$103

Balance as of June 30, 2014	$977	$99	$1,136	$155	$4	$2,268	$103

Details of finite-lived intangible assets were as follows:

	June 30, 2014			December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Contract manufacturing agreements	$151	$133	$18	$151	$131	$20
Trademarks	114	91	23	114	88	26

	$265	$224	$41	$265	$219	$46

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Year	Amount
Remainder of 2014	$6
2015	9
2016	8
2017	7
2018	6
Thereafter	5

$41

Note 4 — Restructuring

In 2012, RAI announced that it and its subsidiaries, RJR Tobacco and RAI Services Company, had completed a business analysis designed to identify resources to reinvest in their businesses. As a result of this initiative, the total U.S. workforce of RAI and its subsidiaries will decline by a net of approximately 10% upon the completion of the restructuring by the end of 2015. Substantially all cash payments related to the restructuring will be complete by the end of 2015.

As of June 30, 2014, $99 million had been utilized to date. Accordingly, in the condensed consolidated balance sheet (unaudited) as of June 30, 2014, $30 million was included in other current liabilities and $20 million was included in other noncurrent liabilities.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The changes in the restructuring liability were as follows:

Employee Severance and Benefits
Balance as of December 31, 2012	$71
Utilized in 2013	(14)

Balance as of December 31, 2013	57
Utilized in 2014	(7)

Balance as of June 30, 2014	$50

Note 5 — Income Per Share

The components of the calculation of income per share were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Income from continuing operations	$492	$461	$830	$969
Income from discontinued operations	—	—	25	—

Net income	$492	$461	$855	$969

Basic weighted average shares, in thousands	533,311	546,320	535,037	548,837
Effect of dilutive potential shares:
Restricted stock units	1,454	1,682	1,787	1,889

Diluted weighted average shares, in thousands	534,765	548,002	536,824	550,726

Note 6 — Inventories

The major components of inventories were as follows:

	June 30, 2014	December 31, 2013
Leaf tobacco	$921	$1,049
Other raw materials	78	66
Work in process	67	70
Finished products	166	130
Other	31	18

Total	1,263	1,333
Less LIFO allowance	204	206

	$1,059	$1,127

RJR Tobacco performs its annual LIFO inventory valuation at December 31. Interim periods represent an estimate of the expected annual valuation.

Note 7 — Income Taxes

The provision for income taxes from continuing operations was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Provision for income taxes from continuing operations	$283	$271	$476	$592
Effective tax rate	36.5%	37.0%	36.4%	37.9%

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The effective tax rate for the three and six months ended June 30, 2014, as compared with the same prior-year periods, was favorably impacted by a decrease in tax attributable to the reversal of tax reserves and interest related to a federal audit settlement and an increase in the domestic production activities deduction of the American Jobs Creation Act of 2004. The effective tax rate for each period differed from the federal statutory rate of 35% due to the impact of state taxes and certain nondeductible items.

The audit of the 2010 and 2011 tax years by the Internal Revenue Service was closed on February 27, 2014. A tax benefit of $25 million attributable to the reversal of tax reserves was recorded in discontinued operations.

Note 8 — Borrowing Arrangements

RAI Notes

As of June 30, 2014, there were no current maturities of long-term debt.

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

A summary of the borrowings and repayments under the revolving credit facility are shown below:

	Amount	Interest Rate
Balance as of December 31, 2013	$—
April 2014 borrowings	750	1.46%
Repayments of April 2014 borrowings	(200)
June 2014 borrowings	250	1.45%

Balance as of June 30, 2014	$800

As of June 30, 2014, there were $5 million of letters of credit outstanding under the Credit Agreement.

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

Accounting for Tobacco-Related Litigation Contingencies

In accordance with GAAP, RAI and its subsidiaries, including RJR Tobacco, American Snuff Co. and SFNTC, as applicable, record any loss concerning litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated on an individual case-by-case basis. For the reasons set forth below, RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular claim concerning the use of smokeless tobacco products against American Snuff Co., when viewed on an individual basis, is not probable, except for the Engle Progeny cases noted below.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

An accrual of $12.4 million has been recorded in RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2014. This amount includes $2.4 million for compensatory damages, attorneys’ fees and statutory interest for the following Engle Progeny cases – $780,000 for compensatory damages and $63,000 for attorneys’ fees and statutory interest for Hiott and Starr-Blundell and $1.56 million for attorneys’ fees and statutory interest for Ward, the judgment of which was paid in January 2014, and $10 million for estimated costs in connection with the U.S. Department of Justice case, described below. During the second quarter of 2014, an aggregate payment of $72.4 million ($56.1 million for compensatory and punitive damages and $16.3 million for attorneys’ fees and statutory interest) was made in satisfaction of the adverse judgments in nine Engle Progeny cases – Jimmie Lee Brown, Koballa, Duke, Walker, Kirkland, Sury, Mack, Emmon Smith, and Townsend, described below. No other liabilities for pending smoking and health litigation have been recorded as of June 30, 2014. As other cases proceed through the appellate process, RAI will evaluate the need for further accruals on an individual case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

American Snuff Co. also believes that it has valid defenses to the smokeless tobacco products litigation against it. American Snuff Co. asserted and will continue to assert some or all of these defenses in each case at the time and in the manner deemed appropriate by American Snuff Co. and its counsel. No verdict or judgment has been returned or entered against American Snuff Co. on any claim for personal injuries allegedly resulting from the use of smokeless tobacco products. American Snuff Co. intends to defend vigorously all smokeless tobacco litigation claims asserted against it. No liability for pending smokeless tobacco litigation was recorded in RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2014.

Cautionary Statement

Even though RAI’s management continues to conclude that the loss of particular pending smoking and health tobacco litigation claims against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular case concerning the use of smokeless tobacco against American Snuff Co., when viewed on an individual case-by-case basis, is not probable (except for the Engle Progeny cases described below), the possibility of material losses related to such litigation is more than remote. Litigation is subject to many uncertainties, and generally, it is not possible to predict the outcome of any particular litigation pending against RJR Tobacco, American Snuff Co. or their affiliates or indemnitees, or to reasonably estimate the amount or range of any possible loss.

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

During the second quarter of 2014, eight tobacco-related cases were served against RJR Tobacco or its affiliates or indemnitees. On June 30, 2014, there were 170 cases pending against RJR Tobacco or its affiliates or indemnitees: 154 in the United States and 16 in Canada, as compared with 159 total cases on June 30, 2013. The U.S. case number does not include the approximately 564 individual smoker cases pending in West Virginia state court as a consolidated action, 4,865 Engle Progeny cases, involving approximately 5,973 individual plaintiffs, and 2,572 Broin II cases (as hereinafter defined), pending in the United States against RJR Tobacco or its affiliates or indemnitees. Of the U.S. cases pending on June 30, 2014, 16 are pending in federal court, 137 in state court and 1 in tribal court, primarily in the following states: Maryland (28 cases); Florida (25 cases); Missouri (19 cases); New York (14 cases); and Louisiana (10 cases).

The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco or its affiliates or indemnitees as of June 30, 2014, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees as of March 31, 2014, as reported in RAI’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, filed with the SEC on April 23, 2014, and a cross-reference to the discussion of each case type.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Case Type	RJR Tobacco’s U.S. Case Numbers as of June 30, 2014	Change in Number of Cases Since March 31, 2014 Increase/(Decrease)	Page Reference
Individual Smoking and Health	99	4	27
West Virginia IPIC (Number of Plaintiffs)*	1 (approx. 564)	No change	27
Engle Progeny (Number of Plaintiffs)**	4,865 (app. 5,973)	(115) (140)	28
Broin II	2,572	No change	42
Class Action	8	No change	42
Health-Care Cost Recovery	2	No change	45
State Settlement Agreements—Enforcement and Validity; Adjustments	30	No change	52
Antitrust	1	No change	56
Other Litigation and Developments	13	(1)	57

*	Includes as one case the approximately 564 cases pending as a consolidated action In Re: Tobacco Litigation Individual Personal Injury Cases, sometimes referred to as West Virginia IPIC cases, described below. The West Virginia IPIC cases have been separated from the Individual Smoking and Health cases for reporting purposes.
**	The Engle Progeny cases have been separated from the Individual Smoking and Health cases for reporting purposes. The number of cases has decreased as the result of many of the federal and state court cases being dismissed or duplicate actions being consolidated.

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

In the wake of Engle, thousands of individual progeny actions were filed in federal and state courts in Florida. Such actions are commonly referred to as “Engle Progeny” cases. As of June 30, 2014, 1,744 Engle Progeny cases were pending in federal court, and 3,121 of them were pending in state court. These cases include approximately 5,973 plaintiffs. In addition, as of June 30, 2014, RJR Tobacco was aware of 17 additional Engle Progeny cases that had been filed but not served. Ninety-nine Engle Progeny cases have been tried in Florida state and federal courts since 2011, and numerous state court trials are scheduled for 2014. The number of pending cases fluctuates for a variety of reasons, including voluntary and involuntary dismissals. Voluntary dismissals include cases in which a plaintiff accepts an “offer of judgment,” referred to in Florida statutes as “proposals for settlement,” from RJR Tobacco and/or its affiliates. An offer of judgment, if rejected by the plaintiff, preserves RJR Tobacco’s right to recover attorneys’ fees under Florida law in the event of a verdict favorable to RJR Tobacco. Such offers are sometimes made through court-ordered mediations.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Twenty-four Engle Progeny cases have become final to date. These cases resulted in aggregate payments by RJR Tobacco of $186.4 million ($140.1 million for compensatory and punitive damages and $46.3 million for attorneys’ fees and statutory interest). During the second quarter of 2014, an aggregate payment of $72.4 million ($56.1 million for compensatory and punitive damages and $16.3 million for attorneys’ fees and statutory interest) was made in satisfaction of the adverse judgments in the Jimmie Lee Brown, Koballa, Duke, Walker, Kirkland, Sury, Mack, Emmon Smith and Townsend cases, described below. Based on RJR Tobacco’s evaluation, an accrual of $2.4 million ($780,000 for compensatory damages and $63,000 for attorneys’ fees and statutory interest for Hiott and Starr-Blundell and $1.56 million for attorneys’ fees and statutory interest for Ward, the judgment of which was paid in January 2014) was recorded in RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2014. The following chart reflects the details related to Hiott and Starr-Blundell:

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Compensatory Damages (as adjusted)(1)	Punitive Damages	Appeal Status

Hiott	40%	$730,000	$—	Notice to invoke jurisdiction of Florida Supreme Court pending; stayed pending resolution of Hess v. Philip Morris USA Inc.
Starr-Blundell	10%	50,000	—	Pending — First DCA

Totals		$780,000	$—

(1)

Compensatory damages are adjusted to reflect the reduction required by the allocation of fault. Punitive damages are not adjusted and reflect the amount of the final judgment(s) signed by the trial court judge(s). The amounts listed above do not include attorneys’ fees or statutory interest that apply to the judgments.

The following chart reflects verdicts in all other individual Engle Progeny cases, pending as of June 30, 2014, in which a verdict has been returned against RJR Tobacco or B&W, or both, and has not been set aside on appeal. No liability for any of these cases has been recorded in RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2014. This chart does not include the mistrials or verdicts returned in favor of RJR Tobacco or B&W, or both.

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Compensatory Damages (as adjusted)(1)	Punitive Damages	Appeal Status

Cohen	33.3%	$3,300,000	$—	Punitive damages set aside; remanded for partial new trial; notice to invoke jurisdiction of Florida Supreme Court pending; stayed pending resolution of Hess v. Philip Morris USA Inc.
Putney	30%	—	—	Reversed and remanded for further proceedings; notice to invoke jurisdiction of Florida Supreme Court pending; stayed pending resolution of Hess v. Philip Morris USA Inc.
Buonomo	77.5%	4,060,000	—	Punitive damages set aside; remanded for new trial; notice to invoke jurisdiction of Florida Supreme Court pending; stayed pending resolution of Hess v. Philip Morris USA Inc.
Webb	90%	—	—	Reversed and remanded for new trial on damages; new trial scheduled for November 3, 2014
Soffer	40%	2,000,000	—	Pending — Florida Supreme Court

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Ciccone	30%	1,000,000		—	Pending — Florida Supreme Court
Hallgren	25%	500,000		750,000	Notice to invoke jurisdiction of Florida Supreme Court pending; stayed
Calloway	27%	16,100,000	(2)	17,250,000	Pending — Fourth DCA
Hancock	5%	700		—	Pending — Fourth DCA
Sikes	51%	3,520,000		2,000,000	Notice to invoke jurisdiction of Florida Supreme Court pending
James Smith	55%	600,000	(2)	20,000	Pending — Eleventh Circuit
Schlenther	50%	5,030,000	(2)	2,500,000	Pending — Second DCA
Ballard	55%	5,000,000		—	Pending — Third DCA
Williams	85%	4,250,000		—	Pending — Third DCA
Evers	60%	1,938,000		—	Punitive damages reversed; pending — Second DCA
Schoeff	75%	7,875,000		30,000,000	Pending — Fourth DCA
Marotta	58%	3,480,000		—	Pending — Fourth DCA
Searcy	30%	1,000,000	(2)	1,670,000	Pending — Eleventh Circuit
Aycock	72.5%	4,277,000		—	Pending — Eleventh Circuit
Graham	20%	550,000		—	Pending — Eleventh Circuit
Odum	50%	100,000		—	Pending — First DCA
Skolnick	30%	767,000		—	Pending — Fourth DCA
Thibault	70%	1,750,000	(2)	1,275,000	Pending — First DCA
Grossman	75%	15,350,000	(2)	22,500,000	Pending — Fourth DCA
Gafney	33%	1,914,000		—	Pending — Fourth DCA
Crawford	70%	9,000,000		1,000,000	Pending — Third DCA
Harford	18%	59,000		—	Post-trial motions are pending(3)
Cheeley	50%	1,500,000		2,000,000	Pending — Fourth DCA
Goveia	35%	297,500		2,250,000	Pending — Fifth DCA
Clayton	10%	60,000		—	Final judgment has not been entered
Bowden	30%	1,500,000		—	Pending — First DCA
Burkhart	25%	2,500,000	(2)	1,250,000	Post-trial motions are pending(3)
Bakst	75%	4,503,000		14,000,000	Post-trial motions are pending(3)
Robinson	70.5%	16,900,000		$23,600,000,000	Post-trial motions are pending(3)

Totals		$120,681,200		$23,698,465,000

(1)

Unless otherwise noted, compensatory damages in these cases are adjusted to reflect the jury’s allocation of comparative fault. Punitive damages are not so adjusted. The amounts listed above do not include attorneys’ fees or statutory interest that may apply to the judgments.

(2)	The court did not apply comparative fault in the final judgment.
(3)	Should the pending post-trial motions be denied, RJR Tobacco will likely file a notice of appeal with the appropriate appellate court.

As of June 30, 2014, outstanding judgments in favor of the Engle Progeny plaintiffs have been entered and remain outstanding against RJR Tobacco in the amount of $120,681,200 in compensatory damages (as adjusted) and in the amount of $23,698,465,000 in punitive damages, for a total of $23,819,146,200. Excluding the Robinson case, where a jury awarded $16.9 million in compensatory damages and $23.6 billion in punitive damages and where post-trial motions are pending before the trial court, outstanding judgments in favor of the Engle Progeny plaintiffs have been entered and remain outstanding against RJR Tobacco in the amount of $103,781,200 in compensatory damages (as adjusted) and in the amount of $98,465,000 in punitive damages, for a total of $202,246,200. All of these verdicts are at various stages in the appellate process. RJR Tobacco continues to believe that it has valid defenses in these cases, including case-specific issues beyond the due process issue discussed above. It is the policy of RJR Tobacco and its affiliates to vigorously defend all smoking and health claims, including in Engle Progeny cases.

Should RJR Tobacco not prevail in any particular individual Engle Progeny case or determine that in any individual Engle Progeny case an unfavorable outcome has become probable and the amount can be reasonably estimated, a loss would be recognized, which could have a material adverse effect on earnings and cash flows of RAI in a particular quarter or year. This position on loss recognition for Engle Progeny cases as of June 30, 2014, is consistent with RAI’s and RJR Tobacco’s historic position on loss recognition for other smoking and health litigation. It is also the policy of RJR Tobacco to record any loss concerning litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated on an individual case-by-case basis.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In the U.S. Department of Justice case, brought in 1999 in the U.S. District Court for the District of Columbia, the government sought, among other forms of relief, the disgorgement of profits pursuant to the civil provisions of RICO. The U.S. Court of Appeals for the District of Columbia ruled in 2005 that disgorgement is not an available remedy in the case. The bench trial ended in June 2005, and the court, in August 2006, issued its ruling, among other things, finding certain defendants, including RJR Tobacco and B&W, liable for the RICO claims, imposing no direct financial penalties on the defendants, but ordering the defendants to make certain “corrective communications” in a variety of media and enjoining the defendants from using certain brand descriptors. Both sides appealed to the U.S. Court of Appeals for the District of Columbia. In May 2009, the U.S. Court of Appeals largely affirmed the findings against the tobacco company defendants and remanded to the trial court for further proceedings. The U.S. Supreme Court denied the parties’ petitions for writ of certiorari in June 2010. In June 2014, the district court issued an implementation order for the corrective-statements remedy. That order stays implementation until the exhaustion of the defendants’ appeal challenging the constitutionality of the corrective statements. Additional remand proceedings remain ongoing.

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

Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. It is likely that RJR Tobacco and other cigarette manufacturers will have an increased number of tobacco-related trials in 2014. There are five cases, exclusive of Engle Progeny cases, scheduled for trial as of June 30, 2014 through June 30, 2015, for RJR Tobacco or its affiliates and indemnitees: one non-smoking and health case, three individual smoking and health cases and one class action. There are 67 Engle Progeny cases against RJR Tobacco and/or B&W set for trial through June 30, 2015, but it is not known how many of these cases will actually be tried.

Trial Results. From January 1, 2011 through June 30, 2014, 105 smoking and health, Engle Progeny and health-care cost recovery cases in which RJR Tobacco or B&W were defendants were tried, including six trials for cases where mistrials were declared in the original proceedings. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 54 cases, including 14 mistrials, tried in Florida (51), Missouri (1) and West Virginia (2). Verdicts in favor of the plaintiffs were returned in 47 cases tried in Florida and one in New York. Three cases in Florida were dismissed during trial.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In the second quarter of 2014, five Engle Progeny cases in which RJR Tobacco was a defendant were tried:

•	In Dupre v. Philip Morris USA, Inc., the court declared a mistrial because the jury was unable to reach a unanimous verdict.

•

In Burkhart v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the plaintiff to be 50% at fault, RJR Tobacco to be 25% at fault, and the remaining defendants to collectively be 25% at fault, and awarded $5 million in compensatory damages. The jury also awarded $1.25 million in punitive damages against RJR Tobacco and $1.25 million collectively against the remaining defendants.

•	In Starbuck v. R. J. Reynolds Tobacco Co., the court declared a mistrial because the jury was unable to reach a unanimous verdict.

•

In Bakst v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, Juanita Thurston, to be 25% at fault and RJR Tobacco to be 75% at fault, and awarded $6 million in compensatory damages plus $4,209 for funeral expenses. The jury also awarded $14 million in punitive damages.

•	In Davis v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants, including RJR Tobacco.

In addition, since the end of the second quarter of 2014, decisions were entered in the following Engle Progeny case:

•

In Robinson v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, Michael Johnson, Sr., to be 29.5% at fault and RJR Tobacco to be 70.5% at fault and awarded $16.9 million in compensatory damages and $23.6 billion in punitive damages.

For a detailed description of the above-described cases, see “— Engle and Engle Progeny Cases” below.

In the second quarter of 2014, no non-Engle Progeny individual smoking and health cases in which RJR Tobacco was a defendant were tried.

The following chart reflects the verdicts in the smoking and health cases or health-care cost recovery cases that have been tried and remain pending as of June 30, 2014, in which verdicts have been returned against RJR Tobacco or B&W, or both. For information on the verdicts in the Engle Progeny cases that have been tried and remain pending as of June 30, 2014, in which verdicts have been returned against RJR Tobacco or B&W, or both, see the Engle Progeny cases chart above. For information on the post-trial status of individual smoking and health cases and the governmental health-care cost recovery case, see “— Individual Smoking and Health Cases,” and “—Health-Care Cost Recovery Cases – U.S. Department of Justice Case,” respectively, below:

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Individual Smoking and Health Cases

As of June 30, 2014, 99 individual cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II, Engle Progeny or West Virginia IPIC cases discussed below. A total of 97 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining two cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to environmental tobacco smoke, referred to as ETS.

Below is a description of the individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2014 to June 30, 2014, or remained on appeal as of June 30, 2014.

On May 26, 2010, the jury returned a verdict in favor of the plaintiff in Izzarelli v. R. J. Reynolds Tobacco Co., a case filed in December 1999 in the U.S. District Court for the District of Connecticut. The plaintiff sought to recover damages for personal injuries that the plaintiff alleges she sustained as a result of unsafe and unreasonably dangerous cigarette products and for economic losses she sustained as a result of unfair trade practices of the defendant. The jury found RJR Tobacco to be 58% at fault and the plaintiff to be 42% at fault, awarded $13.9 million in compensatory damages and found the plaintiff to be entitled to punitive damages. In December 2010, the court awarded the plaintiff $3.97 million in punitive damages. Final judgment was entered in December 2010, in the amount of $11.95 million. The court granted the plaintiff’s motion for offer of judgment interest, and awarded the plaintiff $15.8 million for the period of December 6, 1999 up to and including December 5, 2010, and approximately $4,000 per day thereafter until an amended judgment was entered. The amended judgment was entered in the amount of approximately $28.1 million in March 2011. RJR Tobacco filed a notice of appeal in September 2011, and the plaintiff thereafter cross appealed with respect to the punitive damages award. In September 2013, the U.S. Court of Appeals for the Second Circuit issued an opinion that certified the following question to the Connecticut Supreme Court: “Does Comment i to section 402A of the Restatement (Second) of Torts preclude a suit premised on strict products liability against a cigarette manufacturer based on evidence that the defendant purposefully manufactured cigarettes to increase daily consumption without regard to the resultant increase in exposure to carcinogens, but in the absence of evidence of any adulteration or contamination?” Subsequently, the plaintiff submitted a motion to the U.S. Court of Appeals for the Second Circuit to amend the certification order to add a second question to the Connecticut Supreme Court: “Does Comment i to section 402A of the Restatement (Second) of Torts preclude a claim under the [Connecticut Products Liability Act] against a cigarette manufacturer for negligence (in the design of its cigarette products)?” The Second Circuit denied the plaintiff’s motion. The Connecticut Supreme Court accepted the certified question and denied the plaintiff’s request to amend the question with the same additional question that the plaintiff proposed to the Second Circuit. The deadline for the plaintiff to submit her brief is July 31, 2014, and RJR Tobacco’s brief will be due 30 days thereafter. The Second Circuit has retained jurisdiction over the parties’ appeals and will decide the case after the Connecticut Supreme Court has completed its proceedings.

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

West Virginia IPIC

In re: Tobacco Litigation Individual Personal Injury Cases began in 1999, in West Virginia state court, as a series of roughly 1,200 individual plaintiff cases making claims with respect to cigarettes manufactured by Philip Morris, Lorillard, RJR Tobacco, B&W and The American Tobacco Company. The cases were consolidated for a Phase I trial on various defense conduct issues, to be followed in Phase II by individual trials of any claims left

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

standing. Over the years, approximately 600 individual plaintiff claims were dismissed for failure to comply with the case management order, leaving 564 individual cases pending as of April 2013. On April 15, 2013, the Phase I jury trial began and ended with a virtually complete defense verdict on May 15, 2013. The jury found that cigarettes were not defectively designed, were not defective due to a failure to warn prior to July 1, 1969, that defendants were not negligent, did not breach warranties and did not engage in conduct which would warrant punitive damages. The only claim remaining after the verdict was the jury’s finding that all ventilated filter cigarettes manufactured and sold between 1964 and July 1, 1969 were defective for a failure to instruct. The defendants believe that there are only 30 plaintiffs remaining who arguably claim to have smoked a ventilated filter cigarette during the relevant period. The court initially entered judgment on the verdict identifying the 30 plaintiffs remaining, but vacated those orders as premature (leaving to a later day the task of identifying the plaintiffs who might be able to assert a ventilated filter failure to instruct claim during the narrow relevant period). The court entered a new judgment in October 2013, dismissing all claims lost by the plaintiffs and purporting to make those claims and all of the jury rulings immediately subject to appeal. The plaintiffs filed a notice of appeal to the West Virginia Supreme Court of Appeals in November 2013. Briefing is complete. The defendants reserved the right to challenge the ventilated filter claim in the event any plaintiff pursues and succeeds on such a claim.

Engle and Engle Progeny Cases

Trial began in July 1998 in Engle v. R. J. Reynolds Tobacco Co., a class action filed in Circuit Court, Miami-Dade County, Florida. The Engle class consisted of Florida citizens and residents, and their survivors, who suffer from or have died from diseases or medical conditions caused by an addiction to smoking. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W. In July 1999, the Engle jury found against RJR Tobacco, B&W and the other defendants in the initial phase of the trial, which addressed alleged common issues related to the defendants’ conduct, general causation, the addictiveness of cigarettes, and potential entitlement to punitive damages.

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

In the wake of the Florida Supreme Court ruling, thousands of individuals filed separate lawsuits seeking to benefit from the Engle findings. As of June 30, 2014, RJR Tobacco was a defendant in 4,865 Engle Progeny cases in both state and federal courts in Florida. These cases include approximately 5,973 plaintiffs. Many of these cases are in active discovery or nearing trial.

In Engle Progeny cases tried to date, a central issue is the proper use of the preserved Engle findings. RJR Tobacco has argued that use of the Engle findings to establish individual elements of progeny claims (such as defect, negligence and concealment) is a violation of federal due process. In 2013, however, both the Florida Supreme Court and the Eleventh Circuit rejected that argument.

In June 2009, Florida amended its existing bond cap statute by adding a $200 million bond cap that applied to all Engle Progeny cases in the aggregate. In May 2011, Florida removed the provision that would have allowed it to expire on December 31, 2012. The bond cap for any given individual Engle Progeny case varies depending on the number of judgments in effect at a given time, but never exceeds $5 million per case. The legislation, which became effective in June 2009 and 2011, applies to judgments entered after the original 2009 effective date.

Below is a description of the Engle Progeny cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2014 to June 30, 2014, or remained on appeal as of June 30, 2014.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On May 20, 2009, in Jimmie Lee Brown v. R. J. Reynolds Tobacco Co., a case filed in March 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff. The plaintiff alleged that the decedent, Roger Brown, developed smoking-related diseases, which resulted in his death. The plaintiff sought compensatory damages and an unspecified amount of punitive damages. The jury later returned a verdict that the decedent was 50% at fault for his injuries and awarded compensatory damages of $1.2 million. No punitive damages were awarded. RJR Tobacco’s post-trial motions were denied, and the court entered final judgment in the amount of $600,000. RJR Tobacco filed a notice of appeal to the Fourth DCA, and posted a supersedeas bond in the amount of approximately $700,000. The Fourth DCA affirmed the trial court’s judgment in September 2011. In November 2011, RJR Tobacco filed a notice to invoke discretionary jurisdiction of the Florida Supreme Court. In May 2013, the Florida Supreme Court accepted jurisdiction based on express and direct conflict. In February 2014, upon further consideration, the court determined that it should exercise discretion and discharge jurisdiction, and, accordingly, dismissed RJR Tobacco’s petition for review. In March 2014, RJR Tobacco filed a petition for writ of certiorari with the U.S. Supreme Court. RJR Tobacco raised the issue of whether generic findings from the decertified Engle class action – findings the Florida Supreme Court deemed “useless” for issue preclusion purposes – may be used to excuse thousands of plaintiffs in follow-on cases from proving essential elements of their claims without violating the defendants’ due process rights. RJR Tobacco requested the U.S. Supreme Court to grant the petition or hold it pending its disposition of the petition for writ of certiorari filed in Walker v. R. J. Reynolds Tobacco Co., described below, and then dispose of it consistent with its ruling in that case. On June 9, 2014, the U.S. Supreme Court denied RJR Tobacco’s petition for review. After exhausting its appeals, RJR Tobacco paid approximately $3.1 million in satisfaction of the judgment on June 27, 2014.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On April 21, 2010, in Townsend v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Alachua County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 51% at fault and the decedent, Frank Townsend, to be 49% at fault, and awarded $10.8 million in compensatory damages and $80 million in punitive damages. The plaintiff alleged that the decedent died from lung cancer as a result of his addiction to the defendant’s products, and sought an unspecified amount of compensatory and punitive damages. The trial court entered judgment in the amount of $5.5 million in compensatory damages and $40.8 million in punitive damages, which represents 51% of the original damages verdicts. RJR Tobacco appealed to the First DCA, which affirmed the compensatory damages award, but remanded the case to the trial court with instructions to remit the punitive damages award or grant a new trial on punitive damages. On remand, the trial court remitted the punitive damages award to $20 million. The plaintiff consented to the remittitur, but RJR Tobacco refused to consent and insisted on a new trial on punitive damages. Nonetheless, the trial court entered a final judgment of $5.5 million in compensatory damages and $20 million in punitive damages. RJR Tobacco again appealed. In the second appeal, the First DCA held that the remitted punitive award was not excessive and that RJR Tobacco could not reject the remittitur and insist on a new trial. Following the denial of its post decision motions in the First DCA, RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court in September 2013. In February 2014, the Florida Supreme Court declined to accept jurisdiction. In March 2014, RJR Tobacco posted a supersedeas bond in the amount of $15 million. This bond replaces the original $5 million bond posted. Also in March 2014, RJR Tobacco filed a petition for writ of certiorari with the U.S. Supreme Court. RJR Tobacco requested the U.S. Supreme Court to grant the petition or hold it pending disposition of the petitions for writ of certiorari filed in Walker v. R. J. Reynolds Tobacco Co., described below, and Jimmie Lee Brown v. R. J. Reynolds Tobacco Co., described above, and then dispose of it consistent with those cases. On June 9, 2014, the U.S. Supreme Court denied RJR Tobacco’s petition for review. After exhausting its appeals, RJR Tobacco paid approximately $32.7 million in satisfaction of the judgment on June 20, 2014.

On April 26, 2010, in Putney v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Margot Putney, to be 35% at fault, RJR Tobacco to be 30% at fault and the remaining defendants to be 35% at fault, and awarded $15.1 million in compensatory damages and $2.5 million in punitive damages each against RJR Tobacco and the remaining defendants. The plaintiff alleged that the decedent suffered from nicotine addiction and lung cancer as a result of using the defendants’ products and sought an unspecified amount of compensatory and punitive damages. In August 2010, final judgment was entered against RJR Tobacco in the amount of $4.5 million in compensatory damages, and $2.5 million in punitive damages. RJR Tobacco filed a notice of appeal and the plaintiff filed a notice of cross appeal. In December 2010, the court entered an amended final judgment to provide that interest would run from April 26, 2010. The defendants filed a joint notice of appeal to the Fourth DCA of the amended final judgment, and RJR Tobacco posted a supersedeas bond in the amount of approximately $2.4 million. In June 2013, the Fourth DCA held that the court erred in denying the defendants’ motion for remittitur of the compensatory damages for loss of consortium and in striking the defendants’ statute of repose affirmative defenses. As a result, the verdict was reversed, and the case was remanded for further proceedings. The plaintiff’s motion for rehearing, written opinion on one issue, or certification of conflict to the Florida Supreme Court was denied in August 2013. The defendants and the plaintiff filed separate notices to invoke the discretionary jurisdiction of the Florida Supreme Court in September 2013. In December 2013, the Florida Supreme Court consolidated the petitions for review filed by the plaintiff and the defendants and stayed the petitions pending disposition of Hess v. Philip Morris USA Inc., described above.

On May 20, 2010, in Buonomo v. R. J. Reynolds Tobacco Co., a case filed in October 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 77.5% at fault and the decedent, Matthew Buonomo, to be 22.5% at fault, and awarded $5.2 million in compensatory damages and $25 million in punitive damages. The plaintiff alleged that the decedent was addicted to cigarettes and, as a result, developed one or more smoking-related medical conditions and/or diseases and sought an unspecified amount of compensatory and punitive damages. Post-trial motions were denied, but the court, in accordance with the Florida statutory limitation on punitive damage awards, ordered the punitive damage award of $25 million be reduced to $15.7 million – three times the compensatory damages award of $5.2 million. In August 2010, the court entered final judgment in the amount of $4.06 million in compensatory damages and $15.7 million in punitive damages.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $5 million. The plaintiff also filed a notice of appeal. In September 2013, the Fourth DCA affirmed the final judgment and damages award to the plaintiff on strict liability and negligence. However, the court reversed the judgment entered for the plaintiff on the claims for fraudulent concealment and conspiracy to commit fraud by concealment due to the erroneous striking of RJR Tobacco’s statute of repose defense. As a result, the punitive damages award was set aside and remanded for a new trial. In December 2013, the Fourth DCA denied RJR Tobacco’s motion for rehearing. In January 2014, RJR Tobacco and the plaintiff filed notices to invoke the discretionary jurisdiction of the Florida Supreme Court. In June 2014, the Florida Supreme Court stayed the petitions for review pending disposition by the court of Hess v. Philip Morris USA Inc., described above.

On October 15, 2010, in Frazier v. Philip Morris USA Inc., now known as Russo v. Philip Morris USA Inc., a case filed in December 2007 in the Circuit Court, Miami-Dade County, Florida, the jury returned a verdict in favor of the defendants. The plaintiff alleged that as a result of smoking defendants’, including RJR Tobacco’s, products she developed chronic obstructive pulmonary disease, and sought in excess of $15,000 in compensatory damages and unspecified punitive damages. Final judgment was entered in February 2011. The plaintiff filed a notice of appeal to the Third DCA, and the defendants filed a notice of cross appeal. In April 2012, the Third DCA reversed the trial court’s judgment, directed entry of judgment in the plaintiff’s favor and ordered a new trial. In July 2012, the defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. The Florida Supreme Court accepted jurisdiction of the case in September 2013. Oral argument in the Florida Supreme Court occurred on April 30, 2014. A decision is pending. The new trial is scheduled for October 13, 2014.

On October 29, 2010, in Koballa v. Philip Morris USA Inc., a case filed in December 2007, in the Circuit Court, Volusia County, Florida against tobacco industry defendants, including RJR Tobacco, the court declared a mistrial after the jury informed the court that they were unable to reach a verdict. The plaintiff alleged that as a result of the use of the defendants’ defective and unreasonably dangerous tobacco products, she suffers from, or has suffered from, nicotine addiction, lung cancer and other smoking-related medical conditions and/or diseases, and sought an unspecified amount of compensatory and punitive damages. Retrial began on March 21, 2011, and on March 31, 2011, the jury returned an inconsistent verdict. The jury found that RJR Tobacco was not liable for the plaintiff’s injuries, but found that her past injuries were worth $1 million with the plaintiff being 70% at fault and RJR Tobacco 30% at fault. The court entered final judgment in August 2011. RJR Tobacco filed a notice of appeal to the Fifth DCA, and posted a supersedeas bond in the amount of $300,000. In September 2012, the Fifth DCA affirmed the trial court’s judgment, per curiam. In November 2012, RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. The Florida Supreme Court declined to accept jurisdiction in February 2014. RJR Tobacco filed a petition for writ of certiorari with the U.S. Supreme Court on March 28, 2014. RJR Tobacco requested the U.S. Supreme Court to grant the petition or hold it pending disposition of the petitions for writ of certiorari filed in Walker v. R. J. Reynolds Tobacco Co., described below, and Jimmie Lee Brown v. R. J. Reynolds Tobacco Co., described above, and then dispose of it consistent with those cases. On June 9, 2014, the U.S. Supreme Court denied RJR Tobacco’s petition for review. After exhausting its appeals, RJR Tobacco paid approximately $349,000 in satisfaction of the judgment on June 20, 2014.

On November 15, 2010, in Webb v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Levy County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 90% at fault and the decedent, James Horner, to be 10% at fault, and awarded $8 million in compensatory damages and $72 million in punitive damages. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent developed one or more smoking-related diseases, and sought in excess of $15,000 in compensatory and unspecified punitive damages. The court entered judgment, and RJR Tobacco appealed to the First DCA and posted a supersedeas bond in the amount of $5 million. That court affirmed the liability verdict, but ordered a remittitur or a new trial on damages. On remand, the trial court remitted the compensatory damages award to $4 million and the punitive damages award to $25 million. The plaintiff consented to the remitted judgment, and RJR Tobacco rejected the remittitur and demanded a new trial on damages. Nonetheless, the trial court entered the remitted judgment. RJR Tobacco again appealed to the First DCA. In the second appeal, the First DCA found that the trial court erred in concluding that only the plaintiff had the right to choose between accepting the remittitur and proceeding with a new trial. The First DCA thus ordered a new trial on damages. The new trial on damages is scheduled for November 3, 2014.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On February 10, 2011, in Kirkland v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Hillsborough County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 10% at fault and the plaintiff to be 90% at fault, and awarded $100,000 in compensatory damages. The jury also awarded the plaintiff $250,000 in punitive damages. The plaintiff alleged that he was addicted to cigarettes, and as a result, developed larynx cancer and other smoking-related medical conditions and/or diseases, and sought an unspecified amount of compensatory and punitive damages. Final judgment was entered in March 2011. The plaintiff filed a notice of appeal to the Second DCA in April 2011. RJR Tobacco filed a notice of cross appeal and posted a supersedeas bond in the amount of $260,000. In January 2012, the plaintiff voluntarily dismissed his appeal. In December 2013, the Second DCA affirmed the trial court’s judgment, per curiam. RJR Tobacco’s motion for a written opinion was denied in January 2014. In March 2014, RJR Tobacco filed a petition for writ of certiorari with the U.S. Supreme Court. RJR Tobacco requested the U.S. Supreme Court to grant the petition or hold it pending disposition of the petitions for writ of certiorari filed in Walker v. R. J. Reynolds Tobacco Co., described below, and Jimmie Lee Brown v. R. J. Reynolds Tobacco Co., described above, and then dispose of it consistent with those cases. On June 9, 2014, the U.S. Supreme Court denied RJR Tobacco’s petition for review. After exhausting its appeals, RJR Tobacco paid approximately $464,000 in satisfaction of the judgment on June 16, 2014.

On March 18, 2011, in Mack v. R. J. Reynolds Tobacco Co., a case filed in June 2008, in the Circuit Court, Alachua County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 51% at fault and the decedent, Peter Mack, Sr., to be 49% at fault, and awarded $1 million in compensatory damages. No punitive damages were awarded. The plaintiff alleged that due to the decedent’s addiction to cigarettes, he developed bronchitis and lung cancer, and sought an unspecified amount of compensatory and punitive damages. In April 2011, final judgment was entered in favor of the plaintiff. RJR Tobacco appealed, and the First DCA reversed the trial court’s judgment and remanded the case for a new trial. Retrial began on December 3, 2012. On December 14, 2012, the jury returned a verdict in favor of the plaintiff, found the decedent to be 35% at fault and RJR Tobacco to be 65% at fault and awarded $2.9 million in compensatory damages. Final judgment was entered in December 2012. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $1.9 million. In March 2014, the First DCA affirmed the judgment of the trial court, per curiam. In March 2014, RJR Tobacco filed a petition for writ of certiorari with the U.S. Supreme Court. RJR Tobacco requested the U.S. Supreme Court to grant the petition or hold it pending disposition of the petitions for writ of certiorari filed in Walker v. R. J. Reynolds Tobacco Co., described below, and Jimmie Lee Brown v. R. J. Reynolds Tobacco Co., described above, and then dispose of it consistent with those cases. On June 9, 2014, the U.S. Supreme Court denied RJR Tobacco’s petition for review. After exhausting its appeals, RJR Tobacco paid approximately $4.2 million in satisfaction of the judgment in June 2014.

On April 13, 2011, in Tullo v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of RJR Tobacco and the plaintiff, but against the remaining defendants. The jury awarded $4.5 million in compensatory damages and no punitive damages. The jury found the decedent, Dominick Tullo, to be 45% at fault and the remaining defendants cumulatively to be 55% at fault. The plaintiff alleged that the decedent was addicted to cigarettes manufactured by the defendants, and as a result, developed chronic obstructive pulmonary disease and other smoking-related illnesses and/or diseases. The plaintiff sought in excess of $15,000 against each defendant, taxable costs and interest. Final judgment was entered in April 2011. The remaining defendants filed an appeal to the Fourth DCA, and the plaintiff filed a cross appeal. The plaintiff also filed a notice of appeal of the order denying the plaintiff’s motion for new trial against RJR Tobacco. RJR Tobacco filed a cross appeal of the same order. In August 2013, the Fourth DCA affirmed the final judgment entered by the trial court, including the jury’s verdict of no liability to RJR Tobacco.

On April 26, 2011, in Andy Allen v. R. J. Reynolds Tobacco Co., a case filed in September 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 45% at fault, the decedent, Patricia Allen, to be 40% at fault and the remaining defendant to be 15% at fault, and awarded $6 million in compensatory damages and $17 million in punitive damages against each defendant. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent developed chronic obstructive pulmonary disease, and sought in excess of $15,000 in compensatory damages. Final judgment was entered against RJR Tobacco in the amount of $19.7 million in May 2011. In October 2011, the trial court entered a remittitur of the punitive damages to $8.1 million and denied all other post-trial motions. The defendants filed a joint notice of appeal, RJR Tobacco posted a supersedeas bond in the amount of $3.75 million, and the plaintiff filed a notice of

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

cross appeal in November 2011. In May 2013, the First DCA reversed the trial court’s judgment and remanded the case for a new trial. In August 2013, the plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In February 2014, the Florida Supreme Court declined to accept jurisdiction. Retrial has tentatively been scheduled for November 3, 2014.

On May 20, 2011, in Jewett v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 20% at fault, the decedent, Barbara Jewett, to be 70% at fault and the remaining defendant to be 10% at fault, and awarded $1.1 million in compensatory damages and no punitive damages. The plaintiff alleged that the decedent, Barbara Jewett, was addicted to cigarettes and as a result of her addiction, developed chronic obstructive pulmonary disease, emphysema and respiratory failure, and sought in excess of $15,000 in compensatory damages. Final judgment was entered in June 2011. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $218,600. In November 2012, the First DCA reversed the judgment and remanded the case for a new trial. The plaintiff and the defendants filed separate notices to invoke the discretionary jurisdiction of the Florida Supreme Court in March 2013. In February 2014, the Florida Supreme Court declined to accept jurisdiction. The new trial has not been scheduled.

On June 16, 2011, in Soffer v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Alachua County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 40% at fault, the decedent, Maurice Soffer, to be 60% at fault, and awarded $5 million in compensatory damages and no punitive damages. The plaintiff alleged that the decedent was addicted to cigarettes and, as a result, developed lung cancer and other smoking-related conditions and/or diseases, and sought in excess of $15,000 in compensatory damages. Final judgment was entered against RJR Tobacco in the amount of $2 million. The plaintiff filed a notice of appeal to the First DCA in July 2011. RJR Tobacco filed a notice of cross appeal and posted a supersedeas bond in the amount of $2 million. In October 2012, the First DCA affirmed the trial court’s ruling in full. On the direct appeal, the court held that only intentional torts could support a punitive damages claim and held that Engle Progeny plaintiffs may not seek punitive damages for negligence or strict liability because the original Engle class did not seek punitive damages for those claims. The First DCA certified the question to the Florida Supreme Court as one of great public importance. On the cross appeal, the court rejected RJR Tobacco’s arguments about the use of the Engle findings and the statute of limitations. RJR Tobacco filed a motion for rehearing or for certification to the Florida Supreme Court and the plaintiff filed a motion for rehearing or rehearing en banc. In January 2013, the First DCA granted rehearing on RJR Tobacco’s cross appeal to clarify that the trial court’s application of Engle findings did not violate RJR Tobacco’s due process rights. Otherwise, rehearing, rehearing en banc and certification were denied. RJR Tobacco and the plaintiff both filed notices to invoke the discretionary jurisdiction of the Florida Supreme Court. In February 2014, the Florida Supreme Court declined to accept jurisdiction of RJR Tobacco’s petition for review and accepted the plaintiff’s petition for review requesting the Florida Supreme Court review the decision of the First DCA. Briefing is underway, and oral argument has not been scheduled.

On July 15, 2011, in Ciccone v. R. J. Reynolds Tobacco Co., a case filed in August 2004, in the Circuit Court, Broward County, Florida, a jury returned a verdict finding the plaintiff is a member of the Engle class. The plaintiff alleged that as a result of the use of the defendant’s tobacco products, the decedent, George Ciccone, suffered from nicotine addiction and one or more smoking-related diseases and/or medical conditions, and sought an unspecified amount of compensatory and punitive damages. On July 21, 2011, the jury awarded approximately $3.2 million in compensatory damages and $50,000 in punitive damages. The jury found the decedent to be 70% at fault and RJR Tobacco to be 30% at fault. Final judgment was entered in September 2011, and RJR Tobacco filed a notice of appeal to the Fourth DCA. RJR Tobacco posted a supersedeas bond in the amount of approximately $1 million on October 17, 2011. In August 2013, the Fourth DCA affirmed the judgment of the trial court, but reversed the punitive damages award and remanded the case to the trial court for entry of a final judgment that eliminates the punitive damages award. RJR Tobacco’s motion for rehearing or rehearing en banc was denied in November 2013. The Florida Supreme Court accepted jurisdiction of the case in June 2014. Briefing is underway.

On September 15, 2011, in Ojeda v. R. J. Reynolds Tobacco Co., a case filed in October 2007, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of RJR Tobacco. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent, Juan Ojeda, suffered from one or more smoking-related medical conditions and/or diseases, and sought an unspecified amount of damages. Final judgment was entered September 26, 2011. The plaintiff filed a notice of appeal to the Third DCA in October 2012. In July 2014, the Third DCA affirmed, per curiam, the trial court’s final judgment.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On November 28, 2011, in Sury v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, William Sury, to be 60% at fault, RJR Tobacco to be 20% at fault, and the remaining defendant to be 20% at fault, and awarded $1 million in compensatory damages and no punitive damages. The plaintiff alleged that as a result of the use of the defendants’ products, the decedent suffered from lung cancer, and sought an unspecified amount of damages. Final judgment was entered in March 2012. The court entered an amended final judgment that held the defendants jointly and severally liable for the entire $1 million, even though the jury had allocated 60% of fault to the plaintiff and 20% of fault to a co-defendant. The defendants filed a notice of appeal to the First DCA on April 20, 2012, and RJR Tobacco posted a supersedeas bond in the amount of $500,000. In June 2013, the First DCA affirmed the final judgment. RJR Tobacco’s motion for rehearing was denied in August 2013. In January 2014, the Florida Supreme Court denied RJR Tobacco’s petition for review of the First DCA’s decision. RJR Tobacco filed a petition for writ of certiorari with the U.S. Supreme Court in March 2014. RJR Tobacco requested the U.S. Supreme Court to grant the petition or hold it pending disposition of the petitions for writ of certiorari filed in Walker v. R. J. Reynolds Tobacco Co., described below, and Jimmie Lee Brown v. R. J. Reynolds Tobacco Co., described above, and then dispose of it consistent with those cases. On June 9, 2014, the U.S. Supreme Court denied RJR Tobacco’s petition for review. After exhausting its appeals, RJR Tobacco paid approximately $1.7 million in satisfaction of the judgment on June 20, 2014.

On January 24, 2012, in Hallgren v. R. J. Reynolds Tobacco Co., a case filed in April 2007, in the Circuit Court, Highlands County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Claire Hallgren, to be 50% at fault, RJR Tobacco to be 25% at fault, and the remaining defendant to be 25% at fault, and awarded $2 million in compensatory damages and $750,000 in punitive damages against each defendant. The plaintiff alleged that the decedent was addicted to the defendants’ products, and as a result, suffered from lung cancer, and sought in excess of $15,000 in compensatory damages and unspecified punitive damages. In March 2012, the court entered final judgment in the amount of approximately $1 million for which RJR Tobacco and the other defendant are jointly and severally liable; and $750,000 in punitive damages against each defendant. The defendants filed a joint notice of appeal to the Second DCA, and RJR Tobacco posted a supersedeas bond in the amount of approximately $1.3 million in May 2012. The plaintiff filed a notice of cross appeal. In October 2013, the Second DCA affirmed the trial court’s ruling that punitive damages can be awarded for negligence and strict liability claims as well as for the intentional tort claims brought under Engle. The court certified a conflict with the First DCA’s decision in Soffer and the Fourth DCA’s decision in Ciccone. The court also certified the following question to be of great public importance – “Are members of the Engle class who pursue individual damages actions in accordance with the decision in Engle v. Liggett Group, Inc., entitled to pursue punitive damages under claims for strict liability and negligence?” In November 2013, the defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In June 2014, the Florida Supreme Court stayed the petition pending disposition of Russo v. Philip Morris USA Inc., described above.

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

On March 19, 2012, in McCray v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that the decedent, Mercedia Walker, was addicted to the defendants’ tobacco products, and as a result, suffered from one or more smoking-related diseases and/or medical conditions. The plaintiff sought compensatory damages for all injuries and losses, all recoverable costs of the case, and all legally recoverable interest. Final judgment was entered in March 2012. The plaintiff filed a notice of appeal to the Eleventh Circuit in July 2012. Oral argument occurred on March 4, 2014. A decision is pending.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On March 27, 2012, in Emmon Smith v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Jackson County, Florida, a jury returned a verdict in favor of the plaintiff, found Mr. Smith to be 30% at fault and RJR Tobacco to be 70% at fault, and awarded $10 million in compensatory damages. The jury also awarded $20 million in punitive damages. The plaintiff alleged that he was addicted to cigarettes manufactured by the defendant, and as a result, developed lung cancer, and sought an unspecified amount of compensatory and punitive damages. Final judgment was entered on April 2, 2012. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $5 million. In November 2013, the First DCA affirmed the judgment of the trial court, per curiam. RJR Tobacco’s motion for issuance of a written opinion, certification and rehearing en banc was denied in February 2014. In March 2014, RJR Tobacco’s notice to invoke the discretionary jurisdiction of the Florida Supreme Court was dismissed. Also in March 2014, RJR Tobacco filed a petition for writ of certiorari with the U.S. Supreme Court. RJR Tobacco requested the U.S. Supreme Court to grant the petition or hold it pending disposition of the petitions for writ of certiorari filed in Walker v. R. J. Reynolds Tobacco Co., described below, and Jimmie Lee Brown v. R. J. Reynolds Tobacco Co., described above, and then dispose of it consistent with those cases. On June 9, 2014, the U.S. Supreme Court denied RJR Tobacco’s petition for review. After exhausting its appeals, RJR Tobacco paid approximately $29.8 million in satisfaction of the judgment on June 20, 2014.

On April 10, 2012, in Duke v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Sarah Duke, to be 75% at fault and RJR Tobacco to be 25% at fault, and awarded $30,705 in compensatory damages and no entitlement to punitive damages. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent developed smoking-related diseases. The plaintiff sought compensatory and punitive damages, including costs and interest. RJR Tobacco filed a notice of appeal to the Eleventh Circuit in September 2012. In November 2012, RJR Tobacco posted a supersedeas bond in the amount of approximately $7,800. In February 2013, the Eleventh Circuit granted the joint motion to consolidate the appeal with the appeal in Walker v. R. J. Reynolds Tobacco Co., discussed below. In September 2013, the Eleventh Circuit affirmed the jury verdict in favor of the plaintiff. RJR Tobacco filed a petition for writ of certiorari with the U.S. Supreme Court in March 2014. In the petition, RJR Tobacco raised the issue of whether full faith and credit principles or due process permit generic findings from the decertified Engle class action – findings the Florida Supreme Court deemed “useless” for issue preclusion purposes – may be used to excuse thousands of plaintiffs in follow-on cases from proving essential elements of their claims. RJR Tobacco requested that the petition be granted or held pending disposition of the petition for writ of certiorari filed in Jimmie Lee Brown v. R. J. Reynolds Tobacco Co., described above, and then disposed of consistent with its ruling in that case. On June 9, 2014, the U.S. Supreme Court denied RJR Tobacco’s petition for review. After exhausting its appeals, RJR Tobacco paid approximately $7,700 in satisfaction of the judgment on June 20, 2014.

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

On May 21, 2012, in Walker v. R. J. Reynolds Tobacco Co., a case filed in August 2007, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Albert Walker, to be 90% at fault and RJR Tobacco to be 10% at fault, and awarded $275,000 in compensatory damages with no entitlement to punitive damages. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent suffered bodily injury. The plaintiff sought compensatory and punitive damages, including costs and interest. The court entered final judgment in May 2012. RJR Tobacco filed a notice of appeal to the Eleventh

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Circuit and posted a supersedeas bond in the amount of $27,775. In February 2013, the Eleventh Circuit granted the joint motion to consolidate the appeal with the appeal in Duke v. R. J. Reynolds Tobacco Co., discussed above. RJR Tobacco posted a substitute supersedeas bond in the amount of approximately $45,800 in June 2013. In September 2013, the Eleventh Circuit affirmed the jury verdict in favor of the plaintiff. RJR Tobacco filed a petition for writ of certiorari with the U.S. Supreme Court in March 2014. In the petition, RJR Tobacco raised the issue of whether full faith and credit principles or due process permit generic findings from the decertified Engle class action – findings the Florida Supreme Court deemed “useless” for issue preclusion purposes – may be used to excuse thousands of plaintiffs in follow-on cases from proving essential elements of their claims. RJR Tobacco requested that the petition be granted or held pending disposition of the petition for writ of certiorari filed in Jimmie Lee Brown v. R. J. Reynolds Tobacco Co., described above, and then disposed of consistent with its ruling in that case. On June 9, 2014, the U.S. Supreme Court denied RJR Tobacco’s petition for review. After exhausting its appeals, RJR Tobacco paid approximately $46,100 in satisfaction of the judgment on June 20, 2014.

On August 1, 2012, in Hiott v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Kenneth Hiott, to be 60% at fault and RJR Tobacco to be 40% at fault, and awarded $1.83 million in compensatory damages and no punitive damages. The plaintiff alleged that as a result of using the defendant’s product, the decedent suffered from addiction and smoking-related diseases and/or conditions. The plaintiff sought an unspecified amount of compensatory and punitive damages. In November 2012, final judgment was entered against RJR Tobacco in the amount of $730,000 in compensatory damages. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $730,000 in December 2012. In January 2014, the First DCA affirmed the trial court’s decision. RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court in January 2014. In June 2014, the Florida Supreme Court stayed the petition pending the court’s disposition of Hess v. Philip Morris USA Inc., described above.

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

On September 19, 2012, in Baker v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of the defendant, RJR Tobacco. The plaintiff alleged that as a result of using the defendant’s products, the decedent, Elmer Baker, suffered from lung cancer. The plaintiff sought compensatory damages in excess of $15,000, costs and interest. Final judgment was entered in January 2013, in favor of RJR Tobacco. The plaintiff filed a notice of appeal to the Fourth DCA, and RJR Tobacco filed a notice of cross appeal in February 2013. Briefing is complete. Oral argument has not been scheduled.

On September 20, 2012, in Sikes v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Jimmie Sikes, to be 49% at fault and RJR Tobacco to be 51% at fault, and awarded $4.1 million in compensatory damages and $2 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s product, the decedent suffered from chronic obstructive pulmonary disease, and sought in excess of $15,000 of compensatory damages. Final judgment was entered against RJR Tobacco in the amount of $6.1 million on June 3, 2013. The court entered a corrected final judgment against RJR Tobacco in the amount of $5.5 million and vacated the June 3, 2013 final judgment. RJR Tobacco filed a notice of appeal to the First DCA, and posted a supersedeas bond in the amount of $5 million in July 2013. In July 2014, the First DCA affirmed the trial court’s decision, per curiam, but following the Hiott case, certified a conflict to the Florida Supreme Court with Hess v. Philip Morris USA Inc., both cases are described above. The deadline for either party to file a notice to invoke the discretionary jurisdiction of the Florida Supreme Court is August 25, 2014.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On October 17, 2012, in James Smith v. R. J. Reynolds Tobacco Co., a case filed in August 2007, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Wanette Smith, to be 45% at fault and RJR Tobacco to be 55% at fault, and awarded $600,000 in compensatory damages and $20,000 in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from lung cancer and chronic obstructive pulmonary disease. The plaintiff sought compensatory and punitive damages, costs and interest. Final judgment was entered against RJR Tobacco in the amount of $620,000. RJR Tobacco filed a notice of appeal to the Eleventh Circuit and posted a supersedeas bond in the amount of approximately $620,000 in September 2013. Briefing is complete. Oral argument has not been scheduled.

On October 18, 2012, in Schlenther v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Hillsborough County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Beverly Schlenther, to be 50% at fault and RJR Tobacco to be 50% at fault, and awarded $5 million in compensatory damages and $2.5 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from chronic obstructive pulmonary disease and heart disease. The plaintiff sought compensatory and punitive damages, costs and interest. In April 2013, the court vacated the punitive damage award, granted a new trial on entitlement to punitive damages and the amount of any such damages and abated the new trial pending the Florida Supreme Court decision in Soffer v. R. J. Reynolds Tobacco Co., described above. The plaintiff filed a notice of appeal to the Second DCA of the order granting RJR Tobacco’s motion for a new trial, and RJR Tobacco filed a notice of cross appeal of the same order. In October 2013, the trial court entered a partial final judgment against RJR Tobacco in the amount of $5.03 million in compensatory damages with no reduction for comparative fault. RJR Tobacco filed a notice of appeal of the partial final judgment. In November 2013, the plaintiff filed a motion to temporarily relinquish jurisdiction to the trial court to permit the trial court to enter a final judgment based on the decision in Hallgren, described above. The Second DCA granted the plaintiff’s motion, and jurisdiction was relinquished for 45 days. In December 2013, the trial court denied the defendant’s post-trial motions, including RJR Tobacco’s motion for a new trial, and entered final judgment against RJR Tobacco in the amount of $5 million for compensatory damages, $29,705 for funeral expenses and $2.5 million in punitive damages. Both parties filed voluntary dismissals of their prior appeals. RJR Tobacco subsequently filed a notice of appeal in December 2013 to the Second DCA of the final judgment and posted a supersedeas bond in the amount of $5 million in January 2014. Oral argument is scheduled for September 3, 2014.

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

On December 12, 2012, in Virginia Williams v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Milton Williams, to be 15% at fault and RJR Tobacco to be 85% at fault, and awarded $5 million in compensatory damages. Punitive damages were not sought. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from pharyngeal cancer, and sought an unspecified amount of damages. Final judgment was entered against RJR Tobacco in the amount of $4.25 million in compensatory damages in January 2013. RJR Tobacco filed a notice of appeal to the Third DCA and posted a supersedeas bond in the amount of $4.25 million, and the plaintiff filed a notice of cross appeal in August 2013. Oral argument is scheduled for August 18, 2014.

On February 11, 2013, in Evers v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Hillsborough County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Jacqueline Loyd, to be 31% at fault, RJR Tobacco to be 60% at fault, and the remaining defendant to be 9% at fault,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

and awarded $3.23 million in compensatory damages and $12.36 million in punitive damages against RJR Tobacco only. The plaintiff alleged that as a result of using the defendants’ products, the decedent became addicted and suffered from smoking-related diseases and/or conditions, and sought an unspecified amount of damages. In March 2013, the court granted the defendants’ post-trial motions for directed verdict on fraudulent concealment, conspiracy and punitive damages. As a result, the $12.36 million punitive damages award was set aside. The plaintiff’s motion to reconsider directed verdict as to concealment, conspiracy and punitive damages was denied on April 8, 2013. The plaintiff filed a notice of appeal to the Second DCA, the defendants filed a notice of cross appeal, and RJR Tobacco posted a supersedeas bond in the amount of $1.77 million in May 2013. Briefing is complete. Oral argument has not been scheduled.

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

On April 1, 2013, in Searcy v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Carol LaSard, to be 40% at fault, RJR Tobacco to be 30% at fault and the remaining defendant to be 30% at fault, and awarded $6 million in compensatory damages and $10 million in punitive damages against each defendant. The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from lung cancer, and sought an unspecified amount of compensatory and punitive damages. Final judgment was entered against RJR Tobacco in the amount of $6 million in compensatory damages and $10 million in punitive damages. In September 2013, the trial court granted the defendants’ motion for a new trial, or in the alternative, reduction or remittitur of the damages awarded to the extent it sought remittitur of the damages. The compensatory damage award was remitted to $1 million, and the punitive damage award was remitted to $1.67 million against each defendant. The remaining post-trial motions were denied. The plaintiff’s motion to reconsider the trial court’s order granting in part the defendants’ motion for remittitur of the damages award was denied in October 2013. The plaintiff filed a notice of acceptance of remittitur in November 2013, and the court issued an amended final judgment. The defendants filed a joint notice of appeal to the Eleventh Circuit, and RJR Tobacco posted a supersedeas bond in the amount of approximately $2.2 million in November 2013. Briefing is underway.

On April 18, 2013, in Aycock v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Richard Aycock, to be 27.5% at fault and RJR Tobacco to be 72.5% at fault, and awarded $5.9 million in compensatory damages. Punitive damages were not awarded. The plaintiff alleged that the decedent was addicted to cigarettes manufactured by the defendant and, as a result, suffered from lung cancer, and sought an unspecified amount of compensatory and punitive damages. Final judgment was entered against RJR Tobacco in the amount of $4.28 million in April 2013. RJR Tobacco filed a notice of appeal to the Eleventh Circuit in September 2013, and posted a supersedeas bond in the amount of $4.32 million in October 2013. Oral argument occurred on June 5, 2014. A decision is pending.

On May 2, 2013, in David Cohen v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Helen Cohen, to be 40% at fault, RJR Tobacco to be 30% at fault, and the remaining defendants collectively to be 30% at fault, and awarded $2.06 million in compensatory damages. The plaintiff alleged that as a result of using the defendants’ products, the decedent became addicted and suffered from one or more smoking-related diseases and/or conditions, and sought in excess of $15,000 in compensatory damages and unspecified punitive damages. Final judgment was entered against RJR Tobacco in the amount of $617,000 in May 2013. In July 2013, the court granted the defendants’ motion for a new trial due to the plaintiff’s improper arguments during closing. The new trial date has not been scheduled. The plaintiff filed a notice of appeal to the Fourth DCA, and the defendants filed a notice of cross appeal. Briefing is underway.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On May 22, 2013, in John Campbell v. R. J. Reynolds Tobacco Co., a case pending in Polk County, Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent, Judy Campbell, became addicted to smoking cigarettes and suffered from unspecified smoking-related conditions and/or diseases, and sought an unspecified amount of damages. The plaintiff’s motion for a new trial was denied and the court entered final judgment in July 2013. The plaintiff filed a notice of appeal to the Second DCA, and the defendants filed a notice of cross appeal in August 2013. Briefing is underway.

On May 23, 2013, in Earl Graham v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Faye Graham, to be 70% at fault, RJR Tobacco to be 20% at fault and the remaining defendant to be 10% at fault, and awarded $2.75 million in compensatory damages. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent became addicted to smoking cigarettes which resulted in her death, and sought an unspecified amount of damages. Final judgment was entered against RJR Tobacco in the amount of $550,000 in May 2013. The defendants filed a joint notice of appeal to the Eleventh Circuit, and RJR Tobacco posted a supersedeas bond in the amount of approximately $556,000 in October 2013. Briefing is complete. Oral argument has not been scheduled.

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

On June 7, 2013, in Odum v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Ethelene Hazouri, to be 50% at fault and RJR Tobacco to be 50% at fault, and awarded $200,000 in compensatory damages. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent suffered from lung cancer, and sought an unspecified amount of damages. Final judgment was entered against RJR Tobacco in the amount of $264,000, for damages and taxable costs, in November 2013. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of approximately $264,000 in December 2013. Briefing is underway.

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

On September 30, 2013, in Crawford v. R. J. Reynolds Tobacco Co., a case pending in Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the plaintiff to be 30% at fault and RJR Tobacco to be 70% at fault, and awarded $9 million in compensatory damages and $1 million in punitive damages. The plaintiff alleged that as a result of smoking the defendant’s products, he suffered from addiction and one or more smoking-related conditions and/or diseases, and sought an unspecified amount of damages. Final judgment was entered against RJR Tobacco in the amount of $9 million in compensatory damages and $1 million in punitive damages in October 2013. RJR Tobacco filed a notice of appeal to the Third DCA and posted a supersedeas bond in the amount of $5 million in November 2013. Oral argument occurred on July 2, 2014. A decision is pending.

On November 15, 2013, in Chamberlain v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that as a result of smoking the defendants’ products, he suffers from chronic obstructive pulmonary disease and lung cancer, and sought an unspecified amount of compensatory and punitive damages. Final judgment was entered in favor of the defendants in November 2013. The plaintiff’s motion for a new trial was denied in April 2014. The plaintiff filed a notice of appeal to the Eleventh Circuit on June 27, 2014. Briefing is underway.

On January 9, 2014, in Bush v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Escambia County, Florida, the court declared a mistrial due to the inability to seat a jury. The plaintiff alleged that as a result of his use of the defendants’ products, he suffers from nicotine addiction and one or more smoking-related diseases and/or conditions, and sought an unspecified amount of compensatory damages. A new trial will be scheduled at a later date.

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

On January 31, 2014, in Cheeley v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Georgia Cheeley, to be 50% at fault and RJR Tobacco to be 50% at fault, and awarded $3 million in compensatory damages and $2 million in punitive damages. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent suffered from one or more smoking-related conditions or diseases, and sought in excess of $15,000 in compensatory damages. The court entered final judgment against RJR Tobacco in the amount of $1.5 million in compensatory damages and $2 million in punitive damages. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $3.5 million in April 2014. The plaintiff filed a notice of cross appeal in May 2014. Briefing is underway.

On February 3, 2014, in Deshaies v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of RJR Tobacco. The plaintiff alleged that as a result of smoking the defendant’s products, he suffers from one or more smoking-related conditions or diseases, and sought an unspecified amount of compensatory and punitive damages. Final judgment was entered in February 2014. Post-trial motions are pending.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On February 18, 2014, in Goveia v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Orange County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Mary Goveia, to be 30% at fault, RJR Tobacco to be 35% at fault, and the remaining defendant to be 35% at fault, and awarded $850,000 in compensatory damages and $2.25 million in punitive damages against each defendant. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent became addicted and suffered from one or more smoking-related diseases and/or conditions, and sought an unspecified amount of compensatory and punitive damages. Post-trial motions were denied in April 2014. Final judgment was entered in the amount of $297,500 in compensatory damages and $2.25 million in punitive damages against each defendant in April 2014. The defendants filed a joint notice of appeal to the Fifth DCA, and RJR Tobacco posted a supersedeas bond in the amount of $2.5 million in April 2014. Briefing is underway.

On February 27, 2014, in Banks v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that as a result of using the defendants’ products, the decedent, George Banks, developed one or more smoking-related diseases and/or conditions, and sought in excess of $15,000 in compensatory damages. The plaintiff’s motion for a new trial was denied, and the court entered final judgment in favor of RJR Tobacco and the other defendant in May 2014. The plaintiff filed a notice of appeal to the Fourth DCA, and the defendants filed a notice of cross appeal in June 2014. Briefing is underway.

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

On March 26, 2014, in Bowden v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, William Bowden, to be 40% at fault, RJR Tobacco to be 30% at fault and the remaining defendant to be 30% at fault, and awarded $5 million in compensatory damages. Punitive damages were not awarded. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent suffered from unspecified injuries which resulted in his death, and sought an unspecified amount of compensatory and punitive damages. Final judgment was entered against each defendant in the amount of $1.5 million in compensatory damages in March 2014. Post-trial motions were denied in May 2014. The defendants filed a joint notice of appeal to the First DCA, the plaintiff filed a notice of cross appeal and RJR Tobacco posted a supersedeas bond in the amount of $1.5 million in June 2014. Briefing is underway.

On April 29, 2014, in Dupre v. Philip Morris USA Inc., a case filed in December 2007, in the Circuit Court, Manatee County, Florida, the court declared a mistrial because the jury was unable to reach a unanimous verdict. The plaintiff alleged that the decedent, Richard Dupre, was addicted to cigarettes manufactured by the defendant, and as a result, developed one or more smoking-related diseases and/or conditions. The plaintiff is seeking compensatory and punitive damages, costs and interest. Retrial has been scheduled for April 27, 2015.

On May 16, 2014, in Burkhart v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the plaintiff to be 50% at fault, RJR Tobacco to be 25% at fault, and the remaining defendants to collectively be 25% at fault, and awarded $5 million in compensatory damages and $1.25 million in punitive damages against RJR Tobacco and $1.25 million in punitive damages collectively against the remaining defendants. The plaintiff alleged that she became addicted to smoking cigarettes manufactured by the defendants and suffers from one or more smoking-related diseases and/or conditions. The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and interest. Final judgment was entered on June 11, 2014, and did not include a reduction for comparative fault. Post-trial motions are pending.

On May 19, 2014, in Starbuck v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, the court declared a mistrial because the jury was unable to reach a unanimous verdict. The plaintiff alleged that he suffers from addiction and one or more smoking-related diseases or conditions. The plaintiff is seeking an unspecified amount of compensatory damages. Retrial is scheduled for December 1, 2014.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On June 23, 2014, in Bakst v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Juanita Thurston, to be 25% at fault and RJR Tobacco to be 75% at fault, and awarded $6 million in compensatory damages plus $4,209 for funeral expenses and $14 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from nicotine addiction and one or more smoking-related diseases and/or conditions, including lung cancer. The plaintiff sought in excess of $15,000 in compensatory damages, punitive damages, recoverable costs and interest. Post-trial motions are pending.

On June 25, 2014, in Davis v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that as a result of smoking the defendants’ products, she suffers from nicotine addiction and one or more smoking-related diseases and/or conditions. The plaintiff sought an unspecified amount of compensatory damages, costs and interest. Final judgment was entered on June 27, 2014. It is unknown if the plaintiff will file post-trial motions or an appeal at this time.

On July 17, 2014, in Robinson v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Michael Johnson, Sr., to be 29.5% at fault and RJR Tobacco to be 70.5% at fault, and awarded $16.9 million in compensatory damages and determined that the plaintiff is entitled to punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from lung cancer. The plaintiff sought an unspecified amount of damages, costs and interest. On July 18, 2014, the jury awarded $23.6 billion in punitive damages. Post-trial motions are pending.

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

As of June 30, 2014, there were 2,572 Broin II lawsuits pending in Florida. There have been no Broin II trials since 2007.

Class-Action Suits

Overview. As of June 30, 2014, eight class-action cases were pending in the United States against RJR Tobacco or its affiliates or indemnitees. In 1996, the Fifth Circuit Court of Appeals in Castano v. American Tobacco Co.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

The pending class actions against RJR Tobacco or its affiliates or indemnitees include four cases alleging that the use of the term “lights” constitutes unfair and deceptive trade practices under state law or violates the federal RICO statute. Such suits are pending in state or federal courts in Illinois and Missouri and are discussed below under “— ’Lights’ Cases.”

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The seminal “lights” class-action case involves RJR Tobacco’s competitor, Philip Morris, Inc. Trial began in Price v. Philip Morris, Inc. in January 2003. In March 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Philip Morris pursued various avenues of relief from the $12 billion bond requirement. On December 15, 2005, the Illinois Supreme Court reversed the lower court’s decision and sent the case back to the trial court with instructions to dismiss the case. On December 5, 2006, the trial court granted the defendant’s motion to dismiss and for entry of final judgment. The case was dismissed with prejudice the same day. In December 2008, the plaintiffs filed a petition for relief from judgment, stating that the U.S. Supreme Court’s decision in Good v. Altria Group, Inc. rejected the basis for the reversal. The trial court granted the defendant’s motion to dismiss the plaintiffs’ petition for relief from judgment in February 2009. In March 2009, the plaintiffs filed a notice of appeal to the Illinois Appellate Court, Fifth Judicial District, requesting a reversal of the February 2009 order and remand to the circuit court. On February 24, 2011, the appellate court entered an order, concluding that the two-year time limit for filing a petition for relief from a final judgment began to run when the trial court dismissed the plaintiffs’ lawsuit on December 18, 2006. The appellate court therefore found that the petition was timely, reversed the order of the trial court, and remanded the case for further proceedings. Philip Morris filed a petition for leave to appeal to the Illinois Supreme Court. On September 28, 2011, the Illinois Supreme Court denied Philip Morris’s petition for leave to appeal and returned the case to the trial court for further proceedings. In December 2012, the trial court denied the plaintiffs’ petition for relief from the judgment. The plaintiffs filed a notice of appeal to the Illinois Appellate Court, Fifth Judicial District. In April 2014, the appellate court reinstated the 2003 verdict. In May 2014, Philip Morris filed a petition for leave to appeal to the Illinois Supreme Court and a motion for supervisory order. Philip Morris has requested the Illinois Supreme Court to direct the Fifth Judicial District to vacate its April 2014 judgment and to order the Fifth Judicial District to affirm the trial court’s denial of the plaintiff’s petition for relief from the judgment, or in the alternative, grant its petition for leave to appeal. A decision is pending.

In Turner v. R. J. Reynolds Tobacco Co., a case filed in February 2000 in Circuit Court, Madison County, Illinois, a judge certified a class in November 2001. In June 2003, RJR Tobacco filed a motion to stay the case pending Philip Morris’s appeal of the Price v. Philip Morris, Inc. case mentioned above, which the judge denied in July 2003. In October 2003, the Illinois Fifth District Court of Appeals denied RJR Tobacco’s emergency stay/supremacy order request. In November 2003, the Illinois Supreme Court granted RJR Tobacco’s motion for a stay pending the court’s final appeal decision in Price. On October 11, 2007, the Illinois Fifth District Court of Appeals dismissed RJR Tobacco’s appeal of the court’s denial of its emergency stay/supremacy order request and remanded the case to the Circuit Court. A status conference is scheduled for August 20, 2014.

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

In Parsons v. A C & S, Inc., a case filed in February 1998 in Circuit Court, Ohio County, West Virginia, the plaintiff sued asbestos manufacturers, U.S. cigarette manufacturers, including RJR Tobacco and B&W, and parent companies of U.S. cigarette manufacturers, including RJR, seeking to recover $1 million in compensatory and punitive damages individually and an unspecified amount for the class in both compensatory and punitive damages. The class was brought on behalf of persons who allegedly have personal injury claims arising from their exposure to respirable asbestos fibers and cigarette smoke. The plaintiffs allege that Mrs. Parsons’ use of tobacco products and exposure to asbestos products caused her to develop lung cancer and to become addicted to tobacco. In December 2000, three defendants, Nitral Liquidators, Inc., Desseaux Corporation of North America and Armstrong World Industries, filed bankruptcy petitions in the U.S. Bankruptcy Court for the District of Delaware, In re Armstrong World Industries, Inc. Pursuant to section 362(a) of the Bankruptcy Code, Parsons is automatically stayed with respect to all defendants.

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

As of June 30, 2014, two health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both, as discussed below after the discussion of the State Settlement Agreements. A limited number of claimants have filed suit against RJR Tobacco, its current or former affiliates, B&W and other tobacco industry defendants to recover funds for health care, medical and other assistance paid by foreign provincial governments in treating their citizens. For additional information on these cases, see “— International Cases” below.

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

Set forth below is the unadjusted tobacco industry settlement payment schedule for 2012 and beyond:

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

RAI’s operating subsidiaries expenses and payments under the State Settlement Agreements for 2012 and 2013, and the projected expenses and payments for 2014 and beyond are set forth below (2).

	2012	2013	2014		2015		2016		2017		Thereafter
Settlement expenses	$2,370	$1,819		—		—		—		—		—
Settlement cash payments	$2,414	$2,582		—		—		—		—		—
Projected settlement expenses			$	>1,800	$	>1,900	$	>1,800	$	>2,000	$	>2,000
Projected settlement cash payments			$	>1,900	$	>1,900	$	>1,900	$	>1,800	$	>2,000

(2)

Amounts beginning in 2013 reflect the impact of the Term Sheet described below under “—State Settlement Agreements – Enforcement and Validity; Adjustments- Partial Settlement of Certain NPM Adjustment Claims” .

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

In May 2009, the U.S. Court of Appeals largely affirmed the finding of liability against the tobacco defendants and remanded to the trial court for dismissal of the trade organizations. The court also largely affirmed the remedial order, including the denial of additional remedies, but vacated the order and remanded for further proceedings as to the following four discrete issues:

•	the issue of the extent of Brown & Williamson Holdings, Inc.’s control over tobacco operations was remanded for further fact finding and clarification;

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

Post-remand proceedings are underway to determine the extent to which the original order will be implemented. On December 22, 2010, the trial court dismissed Brown & Williamson Holdings, Inc. from the litigation. On March 3, 2011, the defendants filed a motion for vacatur, in which they moved to vacate the trial court’s injunctions and factual findings and dismiss the case in its entirety. The court denied the motion on June 1, 2011. The defendants filed a notice of appeal. In addition, the parties to the lawsuit entered into an agreement concerning certain technical obligations regarding their public websites. Pursuant to this agreement, RJR Tobacco agreed to deposit $3.125 million over three years into the registry of the district court. In July 2012, the Court of Appeals for the D.C. Circuit affirmed the trial court’s denial of the defendants’ motion to vacate the injunctions. In November 2012, the trial court entered an order wherein the court determined the language to be included in the text of the corrective statements and directed the parties to engage in discussions with the Special Master to implement them. The defendants filed a notice of appeal of that order on January 25, 2013. In February 2013, the appellate court granted the defendants’ motion to hold the case in abeyance pending the District Court’s resolution of corrective-statement implementation issues. The mediation process on implementation issues has concluded, and the trial court entered an implementation order on June 2, 2014. The order stays implementation pending exhaustion of appeals on the corrective-statements remedy. On June 25, 2014, the defendants filed a notice of appeal from the implementation order. On July 2, 2014, the defendants filed an unopposed motion asking the appellate court to consolidate the appeal from the implementation order with the appeal held in abeyance and to set a briefing schedule. In light of the implementation mediation and subsequent order, $10 million has been accrued for the estimated costs of the corrective communications and is included in the condensed consolidated balance sheet (unaudited) as of June 30, 2014.

Native American Tribe Case. As of June 30, 2014, one Native American tribe case was pending before a tribal court against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co., a case filed in September 1997 in Tribal Court, Crow Creek Sioux, South Dakota. The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

•

Quebec — In June 2012, a case was filed on behalf of the Province of Quebec, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Superior Court of the Province of Quebec, District of Montreal. The claim is brought pursuant to legislation enacted in Quebec in 2009, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the Quebec government seeks to recover essentially the same types of damages that are being sought in the British Columbia and other provincial actions described above based on analogous theories of liability. RJR Tobacco and its affiliate have brought a motion challenging the jurisdiction of the Quebec court, which was dismissed. Pretrial discovery is ongoing. Separately, in August 2009, certain Canadian manufacturers filed a constitutional challenge to the Quebec statute, which was dismissed on March 5, 2014. An appeal of that decision has been filed.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

•

In Semple v. Canadian Tobacco Manufacturers’ Council, a case filed in June 2009 in the Supreme Court of Nova Scotia against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, the plaintiff, an individual smoker, alleging his own addiction and chronic obstructive pulmonary disease resulting from the use of tobacco products, is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all individuals, including their estates, dependents and family members, who purchased or smoked cigarettes designed, manufactured, marketed or distributed by the defendants for the period from January 1, 1954, to the expiry of the opt-out period as set by the court, as well as restitution of profits and reimbursement of government expenditure for health-care costs allegedly caused by the use of tobacco products.

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

State Settlement Agreements—Enforcement and Validity; Adjustments

As of June 30, 2014, there were 30 cases concerning the enforcement, validity or interpretation of the State Settlement Agreements in which RJR Tobacco or B&W is a party. This number includes those cases, discussed below, relating to disputed payments under the State Settlement Agreements.

In April 2005, the Mississippi Attorney General notified B&W of its intent to seek approximately $3.9 million in additional payments under the Mississippi Settlement Agreement. The Mississippi Attorney General asserts that B&W failed to report in its net operating profit or its shipments, cigarettes manufactured by B&W under contract for Star Tobacco or its parent, Star Scientific, Inc. B&W advised the State that it did not owe the state any money. In August 2005, the Mississippi Attorney General filed in the Chancery Court of Jackson County, Mississippi, a Notice of Violation, Motion to Enforce Settlement Agreement, and Request for an Accounting by Defendant Brown & Williamson Holdings, Inc., formerly known as Brown & Williamson Tobacco Corporation. In this filing, Mississippi estimated that its damages exceeded $5.0 million. On August 24, 2011, the court entered an order finding in favor of the State on the Star contract manufacturing issue, that the total amount of the underpayment from B&W was approximately $3.8 million and that interest on the underpayment was approximately $4.3 million. The court also appointed a Special Master to undertake an accounting of the benefit received by B&W for failure to include its profits from Star contract manufacturing in its net operating profits reported to the State. B&W filed a motion to certify the Star contract issue for interlocutory appeal, pursuant to Rule 54 (b) of the Mississippi Rules of Civil Procedure. On January 9, 2012, that motion was denied. A report from the Special Master on the benefit received by B&W was issued on April 30, 2014. A hearing on the Special Master’s Report and Recommendation was held before the court on July 2, 2014. A ruling from the court is pending.

In February 2010, the Mississippi Attorney General filed a motion alleging that RJR Tobacco had improperly failed to report shipments of certain categories of cigarette volumes, and for certain years had improperly reported its net operating profit. As a result, the State alleges that settlement payments to it were improperly reduced. RJR Tobacco disputes these allegations and is vigorously defending against them. Hearings on these issues were held on January 24-25, 2012, and May 9, 2012. On May 15, 2012, the court entered an order finding in favor of RJR Tobacco on the claim related to RJR Tobacco’s reported net operating profits in the year used as a baseline for future calculations of the State’s net operating profits payment. The State had sought $3.8 million in damages for this issue, with an additional $2.7 million in interest. On June 19, 2012, the court entered an order finding in favor of the State on the remaining issues, holding that the total amount of the underpayment was approximately $3.3 million and that interest on the underpayment was also approximately $3.3 million, though the court also held that this amount should be offset by additional payments previously made by Lorillard Tobacco Company on some of these issues. The court further ordered RJR Tobacco to perform an accounting of its profits and shipments from 1999-2011. On July 10, 2012, RJR Tobacco filed a petition with the Mississippi Supreme Court requesting leave to immediately appeal the court’s ordered accounting and its entry of judgment for the State without first conducting an evidentiary hearing. On August 15, 2012, the request was denied. An independent accountant acceptable to both the State and RJR Tobacco was identified and retained. On August 8, 2013, the final report of the independent accountant was filed with the court. The report generally found that RJR Tobacco’s accounting and reporting of information in connection with settlement payment calculations was correct. In some respects, the report expressly disagreed with findings made earlier by the trial court. On December 13, 2013, the State of Mississippi filed its report as to additional damages due it from RJR Tobacco, challenging in various respects the findings set forth in the final report of the independent accountant and seeking various changes to the damages calculations. Also on December 13, 2013, RJR Tobacco filed a motion to finalize remaining damages of third round issues, and/or reconsider, the June 19, 2012, order requesting that the court implement the findings of the independent accountant in a final order on the damage issues and/or to revisit its earlier rulings “in light of the findings and determinations in the independent accountant’s report.” A hearing on these motions was held on July 2, 2014. A ruling from the court is pending.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Finally, in connection with the actions brought against RJR Tobacco and B&W, the court awarded the State attorneys’ fees and expenses in an amount to be determined. On May 1, 2013, a hearing on attorneys’ fees and expenses was held before the Special Master appointed by the court. On November 19, 2013, the Special Master issued a report and recommendations on application for award of costs and attorneys’ fees. The Special Master ruled that attorneys’ fees are to be paid with respect to the settlement payment claims against B&W and RJR Tobacco at 25% of “total amounts” awarded to the State of Mississippi by the court in its August 24, 2011, ruling. This recommendation would result in an attorneys’ fee award of approximately $3.7 million, plus 25% of accumulated interest. On December 13, 2013, the State of Mississippi filed a statement seeking various clarifications of the Special Master’s ruling. Also on December 13, 2013, B&W and RJR Tobacco filed their objections to the ruling. A hearing on these issues was held on July 2, 2014. A ruling from the court is pending.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Forty-seven of the 48 courts that addressed the question whether the dispute concerning the 2003 NPM Adjustment is arbitrable ruled that arbitration is required under the MSA. The Montana Supreme Court ruled that the State of Montana did not agree to arbitrate the question of whether it diligently enforced a Qualifying Statute. Subsequently, Montana and the PMs reached an agreement whereby the PMs agreed not to contest Montana’s claim that it diligently enforced the Qualifying Statute during 2003.

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

The arbitration panel contemplated by the MSA and the Arbitration Agreement, referred to as the Arbitration Panel, was selected, and proceedings before the panel with respect to the 2003 NPM Adjustment claim began in July 2010. Following the completion of document and deposition discovery, on November 3, 2011, RJR Tobacco and the other PMs advised the Arbitration Panel that they were not contesting the “diligent enforcement” of 12 states and the four U.S. territories with a combined allocable share of less than 14%. The “diligent enforcement” of the remaining 33 settling states, the District of Columbia and Puerto Rico was contested and became the subject of further proceedings. A common issues hearing was held in April 2012, and state specific evidentiary hearings with respect to the contested states were initiated.

As a result of the partial settlement of certain NPM Adjustment claims, as described in more detail below, as well as the earlier decisions not to contest the diligent enforcement of 13 states, two of which are participants in the partial settlement, and the four U.S. territories, only 15 contested settling states required state specific diligent enforcement rulings. State specific evidentiary hearings were completed as of the end of May 2013.

On September 11, 2013, the Arbitration Panel issued rulings with respect to the 15 remaining contested states. The Arbitration Panel ruled that six states (representing approximately 14.68% allocable share) – Indiana, Kentucky, Maryland, Missouri, New Mexico and Pennsylvania – had not diligently enforced their Qualifying Statutes in 2003. At that time, RJR Tobacco estimated that as a result of these rulings, it was entitled to the maximum remaining amount with respect to its 2003 NPM Adjustment claim – approximately $266 million, plus interest and earnings. All six states that were found “non-diligent” by the Arbitration Panel filed motions to vacate and/or modify the diligent enforcement rulings on the 2003 NPM Adjustment claim. To date, only the state courts in Pennsylvania and Missouri have entered orders affecting the settlement payment calculations. Both courts modified the judgment reduction method that had been adopted by the Arbitration Panel, the effect of which was to reduce RJR Tobacco’s recovery from these two states by a total of $75 million. The orders in Pennsylvania and Missouri are being appealed.

Separately, two of the states found to be “non-diligent”, Kentucky and Indiana, have joined the Term Sheet on financial terms more favorable to the industry than those received by the original signatory states. That brings the total number of jurisdictions that have joined the Term Sheet to 24, representing 49.87% allocable share. As a result of these two states joining the Term Sheet, RJR Tobacco now estimates that the maximum remaining amount of its claim with respect to the 2003 NPM Adjustment claim is $197 million, plus interest and earnings, and before reduction for the impact of the Pennsylvania and Missouri court orders.

Until such time as the various remaining state motions challenging the rulings of the Arbitration Panel have been resolved, including any necessary appeals, uncertainty exists as to the timing, process and amount of RJR Tobacco’s ultimate recovery with respect to its remaining share of the 2003 NPM Adjustment claim. Due to the uncertainty over the final resolution of the 2003 NPM Adjustment claim, no amounts resulting from the rulings of the Arbitration Panel for the remaining four states have been recognized in the condensed consolidated financial statements (unaudited) as of June 30, 2014.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The Term Sheet provided that the Arbitration Panel in place to deal with the 2003 NPM Adjustment (and other NPM Adjustment-related matters) must review the proposed settlement and enter an appropriate order to confirm for the Independent Auditor that it should implement, as necessary, the terms of the settlement agreement.

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

On June 10, 2014, Kentucky, and on June 26, 2014, Indiana, joined the Term Sheet, bringing to 24 the total number of jurisdictions that have joined the settlement, representing approximately 49.87% allocable share. These states, both of which were among the states found “non-diligent” by the Arbitration Panel, joined the Term Sheet on financial terms more favorable to the industry than those received by the original signatory states.

As of June 30, 2014, 11 non-settling states have motions pending, in their respective MSA courts, to vacate and/or modify the Award. The motions filed by Idaho and Colorado have been denied.

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

Antitrust Case

A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. As of June 30, 2014, all of the federal and state court cases on behalf of indirect purchasers had been dismissed.

In Smith v. Philip Morris Cos., Inc., a case filed in February 2000, and pending in District Court, Seward County, Kansas, the court granted class certification in November 2001, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, and the parent companies of the major U.S. cigarette manufacturers, including RJR, seeking to recover an unspecified amount in actual and punitive damages. The plaintiffs allege that the defendants participated in a conspiracy to fix or maintain the price of cigarettes sold in the United States. In an opinion dated March 23, 2012, the court granted summary judgment in favor of RJR Tobacco and B&W on the plaintiffs’ claims. On July 18, 2014, the Court of Appeals of the State of Kansas affirmed the granting of summary judgment.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

On April 23, 2014, a three judge panel of the Second Circuit issued a decision on the appeal, and on April 29, 2014, a corrected decision was issued. The Second Circuit concluded that: (1) as pled, the RICO claims are within the scope of the RICO statute, and (2) the federal court does have subject matter jurisdiction over the state-law claims. Accordingly, the three judge panel of the Second Circuit decided that the judgment of the district court should be vacated, and the case remanded to the district court for further proceedings. On May 7, 2014, the defendants filed in the Second Circuit a petition for panel rehearing, or rehearing en banc, regarding the plaintiffs’ RICO claims. The parties are awaiting a decision on the petition. If the Second Circuit denies further review, it is expected that after remand the district court will consider the remaining grounds for dismissal contained in the defendants’ February 15, 2010 motion to dismiss which have not previously been addressed by the district court or the Second Circuit.

FDA Litigation. On February 25, 2011, RJR Tobacco, Lorillard, Inc., and Lorillard Tobacco Company jointly filed a lawsuit, Lorillard, Inc. v. U.S. Food and Drug Administration, in the U.S. District Court for the District of Columbia, challenging the composition of TPSAC which had been established by the FDA under the FDA Tobacco Act. The complaint alleges that certain members of the TPSAC and certain members of its Constituents Subcommittee have financial and appearance conflicts of interest that are disqualifying under federal ethics law and regulations, and that the TPSAC is not “fairly balanced,” as required by the Federal Advisory Committee Act, referred to as FACA. In March 2011, the plaintiffs filed an amended complaint, which added an additional claim, based on a nonpublic meeting of members of the TPSAC, in violation of the FACA. The court granted the plaintiffs’ unopposed motion to file a second amended complaint adding a count addressing the FDA’s refusal to produce all documents generated by the TPSAC and its subcommittee in preparation of the menthol report. On August 1, 2012, the court denied the FDA’s motion to dismiss. The FDA filed its answer to the complaint on October 12, 2012. The parties participated in a status conference on April 22, 2013, with Lorillard and RJR Tobacco filing an amended complaint the same day. Briefing for summary judgment motions was completed on September 20, 2013. On July 21, 2014, the court granted the plaintiffs’ summary judgment motions finding that three members of the TPSAC Committee had impermissible conflicts of interest. As relief, the court ordered the FDA to reconstitute the committee in conformance with the law and enjoined the agency from using or relying on the TPSAC’s 2011 Menthol Report. The FDA has the right to appeal to the U.S. Court of Appeals for the District of Columbia.

For a detailed description of the FDA Tobacco Act, see “— Governmental Activity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part I, Item 2.

Other Matters. In Richard Villarreal v. R. J. Reynolds Tobacco Co., a case filed June 6, 2012, the plaintiff filed a collective action complaint against R. J. Reynolds Tobacco Co., Pinstripe, Inc., and CareerBuilder, LLC, in the U.S. District Court, Northern District of Georgia. The complaint alleges unlawful discrimination with respect to the hiring of individuals to fill entry-level regional sales positions in violation of the Age Discrimination in Employment Act (29 U.S.C. §621, et seq.). Although the complaint is currently a single plaintiff case, the complaint seeks collective/class-action status. RJR Tobacco’s and Pinstripe’s motion for partial dismissal was granted on March 6, 2013, thereby eliminating the plaintiff’s disparate impact claim and limiting the relevant time period for both the plaintiff’s claims and potential class claims. RJR Tobacco and Pinstripe filed answers to the remaining disparate treatment claim on March 20, 2013. Defendant CareerBuilder was dismissed with prejudice on September 25, 2012. Discovery is currently proceeding. The plaintiff’s Fed.R.Civ.P. 54(b) motion to certify for immediate appeal the trial court’s prior dismissal of plaintiff’s disparate impact and time-barred claims was granted on May 21, 2014. Final judgment as to certain claims (those claims based on a disparate impact theory of relief and claims challenging hiring decisions made before November 19, 2009) was entered on May 21, 2014. The plaintiff filed a notice of appeal of the final judgment on June 18, 2014. The defendants filed a motion to dismiss the plaintiff’s appeal on July 3, 2014.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Smokeless Tobacco Litigation

As of June 30, 2014, American Snuff Co. was a defendant in six actions brought by individual plaintiffs in West Virginia state court seeking damages in connection with personal injuries allegedly sustained as a result of the usage of American Snuff Co.’s smokeless tobacco products. These actions are pending before the same West Virginia court as the 564 consolidated individual smoker cases against RJR Tobacco, B&W, as RJR Tobacco’s indemnitee, or both. Pursuant to the court’s December 3, 2001, order, the smokeless tobacco claims and defendants remain severed.

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

RAI’s operating subsidiaries recorded the FETRA assessment on a quarterly basis as cost of goods sold. RAI’s operating subsidiaries estimate that their overall share of the buyout will approximate $2.5 billion prior to the deduction of permitted offsets under the MSA. The FETRA assessment expires in September 2014.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

RAI and its operating subsidiaries believe that climate change is an environmental issue primarily driven by carbon dioxide emissions from the use of energy. RAI’s operating subsidiaries are working to reduce carbon dioxide emissions by minimizing the use of energy where cost effective, minimizing waste to landfills and increasing recycling. Climate change is not viewed by RAI’s operating subsidiaries as a significant direct economic risk to their businesses, but rather an indirect risk involving the potential for a longer-term general increase in the cost of doing business. Regulatory changes are difficult to predict, but the current regulatory risks to the business of RAI’s operating subsidiaries with respect to climate change are relatively low. Financial impacts will be driven more by the cost of natural gas and electricity. Efforts are made to anticipate the effect of increases in fuel costs directly impacting RAI’s operating subsidiaries by evaluating natural gas usage and market conditions. Occasionally forward contracts are purchased, limited to a two-year period, for natural gas. In addition, RAI’s operating subsidiaries are continually evaluating energy conservation measures and energy efficient equipment to mitigate impacts of increases in energy costs.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 10 — Shareholders’ Equity

	Common Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of December 31, 2012	$—	$7,275	$(1,707)	$(311)	$5,257
Net income	—	—	969	—	969
Retirement benefits, net of $10 million tax benefit	—	—	—	(15)	(15)
Unrealized gain on long-term investments, net of $2 million tax expense	—	—	—	3	3
Amortization of realized loss on hedging instruments, net of tax	—	—	—	1	1
Cumulative translation adjustment and other, net of $6 million tax expense	—	—	—	(12)	(12)
Dividends - $1.22 per share	—	—	(673)	—	(673)
Common stock repurchased	—	(475)	—	—	(475)
Equity incentive award plan and stock-based compensation	—	30	—	—	30
Excess tax benefit on stock-based compensation plans	—	11	—	—	11

Balance as of June 30, 2013	$—	$6,841	$(1,411)	$(334)	$5,096

	Common Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of December 31, 2013	$—	$6,571	$(1,348)	$(56)	$5,167
Net income	—	—	855	—	855
Unrealized gain on long-term investments, net of $1 million tax expense	—	—	—	2	2
Amortization of realized loss on hedging instruments, net of tax	—	—	—	1	1
Cumulative translation adjustment and other, net of $1 million tax benefit	—	—	—	(2)	(2)
Dividends - $1.34 per share	—	—	(719)	—	(719)
Common stock repurchased	—	(440)	—	—	(440)
Equity incentive award plan and stock-based compensation	—	21	—	—	21
Excess tax benefit on stock-based compensation plans	—	10	—	—	10

Balance as of June 30, 2014	$—	$6,162	$(1,212)	$(55)	$4,895

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2013, were as follows:

	Retirement Benefits	Unrealized Gain (Loss) on Long-Term Investments	Realized Loss on Hedging Instruments	Cumulative Translation Adjustment and Other	Total
Balance as of December 31, 2012	$(265)	$(21)	$(14)	$(11)	$(311)
Other comprehensive income (loss) before reclassifications	(3)	3	—	(12)	(12)
Amounts reclassified from accumulated other comprehensive income (loss)	(12)	—	1	—	(11)

Net current-period other comprehensive income (loss)	(15)	3	1	(12)	(23)

Balance as of June 30, 2013	$(280)	$(18)	$(13)	$(23)	$(334)

The components of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2014, were as follows:

	Retirement Benefits	Unrealized Gain (Loss) on Long-Term Investments	Realized Loss on Hedging Instruments	Cumulative Translation Adjustment and Other	Total
Balance as of December 31, 2013	$(17)	$(16)	$(13)	$(10)	$(56)
Other comprehensive income (loss) before reclassifications	12	2	—	(2)	12
Amounts reclassified from accumulated other comprehensive income (loss)	(12)	—	1	—	(11)

Net current-period other comprehensive income (loss)	—	2	1	(2)	1

Balance as of June 30, 2014	$(17)	$(14)	$(12)	$(12)	$(55)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidated statement of income (unaudited) for the three months ended June 30, were as follows:

Components	Amounts Reclassified		Affected Line Item
	2014	2013
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$(5)	$(5)	Cost of products sold
Amortization of prior service costs	(4)	(5)	Selling, general and administrative expenses

	(9)	(10)
Deferred taxes	3	4	Provision for income taxes

Net of tax	$(6)	$(6)

Loss on hedging instruments:
Amortization of realized loss	$1	$1	Interest and debt expense
Deferred taxes	—	—	Provision for income taxes

Net of tax	$1	$1

Total reclassifications	$(5)	$(5)	Net income

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidated statement of income (unaudited) for the six months ended June 30, were as follows:

Components	Amounts Reclassified		Affected Line Item
	2014	2013
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$(10)	$(10)	Cost of products sold
Amortization of prior service costs	(9)	(9)	Selling, general and administrative expenses

	(19)	(19)
Deferred taxes	7	7	Provision for income taxes

Net of tax	$(12)	$(12)

Loss on hedging instruments:
Amortization of realized loss	$1	$1	Interest and debt expense
Deferred taxes	—	—	Provision for income taxes

Net of tax	$1	$1

Total reclassifications	$(11)	$(11)	Net income

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

During the first six months of 2014, RAI repurchased and cancelled 7,715,763 shares for $412 million, resulting in the conclusion of the above-described repurchase program with total repurchases of 55,353,807 shares for $2.5 billion. Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares are cancelled at the time of repurchase.

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

Effective February 10, 2014, and on May 8, 2014, RAI’s board of directors declared a quarterly cash dividend of $0.67 per common share, or $2.68 on an annualized basis, to shareholders of record as of March 10, 2014 and June 10, 2014, respectively.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

restricted stock units and will be paid to the grantee on the vesting date. If RAI fails to pay its shareholders cumulative dividends of at least $8.04 per share for the three-year performance period ending December 31, 2016, then each award will be reduced by an amount equal to three times the percentage of the dividend underpayment, up to a maximum reduction of 50%.

In April 2014, the board of directors of RAI approved a grant to a key employee of RAI, effective May 1, 2014, of 149,192 nonvested restricted stock units under the Omnibus Plan. The restricted stock units generally will vest on May 1, 2015. Upon settlement, the grantee will receive a number of shares of RAI’s common stock equal to the product of the number of vested units and a percentage up to 150% based on the overall performance of RAI and its subsidiaries during the one-year performance period beginning May 1, 2014, and ending April 30, 2015, against RAI’s 2014 annual incentive award program metrics and other performance factors.

As an equity-based grant, compensation expense relating to this 2014 grant under the Omnibus Plan will take into account the vesting period lapsed and will be calculated based on the per share closing price of RAI common stock as of the end of each quarter, which was $60.35 as of June 30, 2014. Dividends paid on shares of RAI common stock will accumulate on the restricted stock units and will be paid to the grantee on the vesting date. If RAI fails to pay its shareholders cumulative dividends of at least $2.68 per share for the one-year performance period ending April 30, 2015, then the award will be reduced by an amount equal to three times the percentage of the dividend underpayment, up to a maximum reduction of 50%.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Segment Data:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net sales:
RJR Tobacco	$1,736	$1,792	$3,299	$3,350
American Snuff	195	194	379	361
Santa Fe	168	148	303	263
All Other	63	45	116	88

Consolidated net sales	$2,162	$2,179	$4,097	$4,062

Operating income (loss):
RJR Tobacco(1)	$726	$663	$1,208	$1,421
American Snuff	110	107	212	200
Santa Fe(2)	84	72	149	126
All Other	(49)	(19)	(88)	(23)
Corporate expense	(35)	(25)	(55)	(39)

Consolidated operating income	$836	$798	$1,426	$1,685

Reconciliation to income from continuing operations before income taxes:
Consolidated operating income(1)(2)	$836	$798	$1,426	$1,685
Interest and debt expense	62	65	121	127
Interest income	(1)	(1)	(2)	(3)
Other expense, net	—	2	1	—

Income from continuing operations before income taxes	$775	$732	$1,306	$1,561

(1)

Includes NPM Adjustment credits of $124 million and $89 million for the three months ended June 30, 2014 and 2013, respectively; and $186 million and $348 million for the six months ended June 30, 2014 and 2013, respectively, see “— Cost of Products Sold” in note 1.

(2)

Includes NPM Adjustment credits of $1 million for each of the three months ended June 30, 2014 and 2013; and $2 million and $3 million for the six months ended June 30, 2014 and 2013, respectively see “— Cost of Products Sold” in note 1.

Note 13 — Related Party Transactions

RAI and RAI’s operating subsidiaries engage in transactions with affiliates of BAT, which owns approximately 42% of RAI’s outstanding common stock. A summary of balances and transactions with such BAT affiliates is as follows:

Balances:

	June 30, 2014	December 31, 2013
Accounts receivable, related party	$66	$56
Due to related party	1	—
Deferred revenue, related party	17	48

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Significant transactions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$91	$92	$177	$173
Purchases	4	6	13	9
RAI common stock purchases from B&W	114	62	155	170
Capsule royalty income	3	1	6	4

RAI’s operating subsidiaries, primarily RJR Tobacco, sell contract-manufactured cigarettes, tobacco leaf and processed tobacco to BAT affiliates. In December 2012, RJR Tobacco entered into an amendment to its contract manufacturing agreement with a BAT affiliate, which amendment, among other things, requires either party to provide three years’ notice to the other party to terminate the agreement without cause, with any such notice to be given no earlier than January 1, 2016. Net sales to BAT affiliates, primarily cigarettes, represented approximately 4% of RAI’s total net sales during the three and six months ended June 30, 2014 and 2013.

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

In connection with RAI’s share repurchase program, RAI and B&W entered into an agreement on November 14, 2011, pursuant to which B&W agreed to participate in the repurchase program on a basis approximately proportionate with B&W’s 42% ownership of RAI common stock. Under this agreement, which concluded in the second quarter of 2014, RAI repurchased 2,887,715 shares of RAI common stock from B&W during the six months ended June 30, 2014, and 21,702,839 shares in total.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended June 30, 2014
Net sales	$—	$2,029	$54	$(12)	$2,071
Net sales, related party	—	91	—	—	91

Net sales	—	2,120	54	(12)	2,162
Cost of products sold	—	921	49	(11)	959
Selling, general and administrative expenses	17	287	60	—	364
Amortization expense	—	3	—	—	3

Operating income (loss)	(17)	909	(55)	(1)	836
Interest and debt expense	62	20	2	(22)	62
Interest income	(22)	—	(1)	22	(1)
Other income, net	—	(10)	—	10	—

Income (loss) before income taxes	(57)	899	(56)	(11)	775
Provision for (benefit from) income taxes	(20)	323	(20)	—	283
Equity income from subsidiaries	529	3	—	(532)	—

Net income (loss)	$492	$579	$(36)	$(543)	$492

For the Three Months Ended June 30, 2013
Net sales	$—	$2,063	$34	$(10)	$2,087
Net sales, related party	—	92	—	—	92

Net sales	—	2,155	34	(10)	2,179
Cost of products sold	—	993	16	(10)	999
Selling, general and administrative expenses	3	334	43	—	380
Amortization expense	—	2	—	—	2

Operating income (loss)	(3)	826	(25)	—	798
Interest and debt expense	63	30	—	(28)	65
Interest income	(28)	—	(1)	28	(1)
Other (income) expense, net	1	(12)	3	10	2

Income (loss) before income taxes	(39)	808	(27)	(10)	732
Provision for (benefit from) income taxes	(14)	297	(12)	—	271
Equity income from subsidiaries	486	2	—	(488)	—

Net income (loss)	$461	$513	$(15)	$(498)	$461

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2014
Net sales	$—	$3,843	$97	$(20)	$3,920
Net sales, related party	—	177	—	—	177

Net sales	—	4,020	97	(20)	4,097
Cost of products sold	—	1,826	82	(19)	1,889
Selling, general and administrative expenses	20	644	113	—	777
Amortization expense	—	5	—	—	5

Operating income (loss)	(20)	1,545	(98)	(1)	1,426
Interest and debt expense	121	43	3	(46)	121
Interest income	(46)	(1)	(1)	46	(2)
Other (income) expense, net	2	(21)	(1)	21	1

Income (loss) from continuing operations before income taxes	(97)	1,524	(99)	(22)	1,306
Provision for (benefit from) income taxes	(34)	546	(36)	—	476
Equity income from subsidiaries	918	9	—	(927)	—

Income (loss) from continuing operations	855	987	(63)	(949)	830
Income from discontinued operations	—	25	—	—	25

Net income (loss)	$855	$1,012	$(63)	$(949)	$855

For the Six Months Ended June 30, 2013
Net sales	$—	$3,840	$68	$(19)	$3,889
Net sales, related party	—	173	—	—	173

Net sales	—	4,013	68	(19)	4,062
Cost of products sold	—	1,684	28	(19)	1,693
Selling, general and administrative expenses	6	602	73	—	681
Amortization expense	—	3	—	—	3

Operating income (loss)	(6)	1,724	(33)	—	1,685
Interest and debt expense	124	60	—	(57)	127
Interest income	(57)	(1)	(2)	57	(3)
Other (income) expense, net	2	(24)	1	21	—

Income (loss) before income taxes	(75)	1,689	(32)	(21)	1,561
Provision for (benefit from) income taxes	(27)	634	(15)	—	592
Equity income from subsidiaries	1,017	7	—	(1,024)	—

Net income (loss)	$969	$1,062	$(17)	$(1,045)	$969

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Comprehensive Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended June 30, 2014
Net income (loss)	$492	$579	$(36)	$(543)	$492
Other comprehensive income (loss), net of tax:
Retirement benefits	6	7	—	(7)	6
Unrealized gain on long-term investments	1	1	—	(1)	1
Amortization of realized loss on hedging instruments	1	—	—	—	1
Cumulative translation adjustment and other	(3)	(2)	(2)	4	(3)

Comprehensive income (loss)	$497	$585	$(38)	$(547)	$497

For the Three Months Ended June 30, 2013
Net income (loss)	$461	$513	$(15)	$(498)	$461
Other comprehensive income (loss), net of tax:
Retirement benefits	(10)	(13)	(1)	14	(10)
Unrealized gain on long-term investments	1	1	—	(1)	1
Amortization of realized loss on hedging instruments	1	—	—	—	1
Cumulative translation adjustment and other	3	3	4	(7)	3

Comprehensive income (loss)	$456	$504	$(12)	$(492)	$456

For the Six Months Ended June 30, 2014
Net income (loss)	$855	$1,012	$(63)	$(949)	$855
Other comprehensive income (loss), net of tax:
Retirement benefits	—	1	—	(1)	—
Unrealized gain on long-term investments	2	2	—	(2)	2
Amortization of realized loss on hedging instruments	1	—	—	—	1
Cumulative translation adjustment and other	(2)	(1)	(2)	3	(2)

Comprehensive income (loss)	$856	$1,014	$(65)	$(949)	$856

For the Six Months Ended June 30, 2013
Net income (loss)	$969	$1,062	$(17)	$(1,045)	$969
Other comprehensive income (loss), net of tax:
Retirement benefits	(15)	(18)	(1)	19	(15)
Unrealized gain on long-term investments	3	3	—	(3)	3
Amortization of realized loss on hedging instruments	1	—	—	—	1
Cumulative translation adjustment and other	(12)	(12)	(6)	18	(12)

Comprehensive income (loss)	$946	$1,035	$(24)	$(1,011)	$946

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the three months ended June 30, 2014, were as follows:

Components	Amounts Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$(5)	$(5)	$—	$5	$(5)	Cost of products sold
Amortization of prior service costs	(4)	(4)	—	4	(4)	Selling, general and administrative expenses

	(9)	(9)	—	9	(9)
Deferred taxes	3	3	—	(3)	3	Provision for income taxes

Net of tax	$(6)	$(6)	$—	$6	$(6)

Loss on hedging instruments:
Amortization of realized loss	$1	$—	$—	$—	$1	Interest and debt expense
Deferred taxes	—	—	—	—	—	Provision for income taxes

Net of tax	$1	$—	$—	$—	$1

Total reclassifications	$(5)	$(6)	$—	$6	$(5)	Net income (loss)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the three months ended June 30, 2013, were as follows:

Components	Amounts Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$(5)	$(5)	$—	$5	$(5)	Cost of products sold
Amortization of prior service costs	(5)	(5)	—	5	(5)	Selling, general and administrative expenses

	(10)	(10)	—	10	(10)
Deferred taxes	4	4	—	(4)	4	Provision for income taxes

Net of tax	$(6)	$(6)	$—	$6	$(6)

Loss on hedging instruments:
Amortization of realized loss	$1	$—	$—	$—	$1	Interest and debt expense
Deferred taxes	—	—	—	—	—	Provision for income taxes

Net of tax	$1	$—	$—	$—	$1

Total reclassifications	$(5)	$(6)	$—	$6	$(5)	Net income (loss)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the six months ended June 30, 2014, were as follows:

Components	Amounts Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$(10)	$(10)	$—	$10	$(10)	Cost of products sold
Amortization of prior service costs	(9)	(9)	—	9	(9)	Selling, general and administrative expenses

	(19)	(19)	—	19	(19)
Deferred taxes	7	7	—	(7)	7	Provision for income taxes

Net of tax	$(12)	$(12)	$—	$12	$(12)

Loss on hedging instruments:
Amortization of realized loss	$1	$—	$—	$—	$1	Interest and debt expense
Deferred taxes	—	—	—	—	—	Provision for income taxes

Net of tax	$1	$—	$—	$—	$1

Total reclassifications	$(11)	$(12)	$—	$12	$(11)	Net income (loss)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the six months ended June 30, 2013, were as follows:

Components	Amounts Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$(10)	$(10)	$—	$10	$(10)	Cost of products sold
Amortization of prior service costs	(9)	(9)	—	9	(9)	Selling, general and administrative expenses

	(19)	(19)	—	19	(19)
Deferred taxes	7	7	—	(7)	7	Provision for income taxes

Net of tax	$(12)	$(12)	$—	$12	$(12)

Loss on hedging instruments:
Amortization of realized loss	$1	$—	$—	$—	$1	Interest and debt expense
Deferred taxes	—	—	—	—	—	Provision for income taxes

Net of tax	$1	$—	$—	$—	$1

Total reclassifications	$(11)	$(12)	$—	$12	$(11)	Net income (loss)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2014
Cash flows from (used in) operating activities	$326	$635	$(44)	$(662)	$255

Cash flows from (used in) investing activities:
Capital expenditures	—	(41)	(86)	4	(123)
Proceeds from termination of joint venture	—	—	35	—	35
Contributions to intercompany investments	(32)	—	—	32	—
Other, net	143	41	(33)	(175)	(24)

Net cash flows from (used in) investing activities	111	—	(84)	(139)	(112)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(699)	(637)	—	637	(699)
Repurchase of common stock	(440)	—	—	—	(440)
Principal borrowings under revolving credit facility	1,000	—	—	—	1,000
Repayments under revolving credit facility	(200)	—	—	—	(200)
Excess tax benefit on stock-based compensation plans	10	—	—	—	10
Dividends paid on preferred stock	(21)	—	—	21	—
Receipt of equity	—	—	32	(32)	—
Other, net	(31)	(320)	176	175	—

Net cash flows from (used in) financing activities	(381)	(957)	208	801	(329)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)

Net change in cash and cash equivalents	56	(322)	79	—	(187)
Cash and cash equivalents at beginning of period	444	696	360	—	1,500

Cash and cash equivalents at end of period	$500	$374	$439	$—	$1,313

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2013
Cash flows from (used in) operating activities	$199	$(356)	$(23)	$(24)	$(204)

Cash flows from (used in) investing activities:
Capital expenditures	—	(33)	(20)	3	(50)
Proceeds from termination of joint venture	—	—	31	—	31
Other, net	31	18	—	(44)	5

Net cash flows from (used in) investing activities	31	(15)	11	(41)	(14)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(650)	—	—	—	(650)
Repurchase of common stock	(475)	—	—	—	(475)
Principal borrowings under term-loan facility	500	—	—	—	500
Excess tax benefit on stock-based compensation plans	11	—	—	—	11
Dividends paid on preferred stock	(21)	—	—	21	—
Debt issuance costs and financing fees	(3)	—	—	—	(3)
Other, net	(11)	(120)	87	44	—

Net cash flows from (used in) financing activities	(649)	(120)	87	65	(617)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)

Net change in cash and cash equivalents	(419)	(491)	72	—	(838)
Cash and cash equivalents at beginning of period	755	1,420	327	—	2,502

Cash and cash equivalents at end of period	$336	$929	$399	$—	$1,664

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
June 30, 2014
Assets
Cash and cash equivalents	$500	$374	$439	$—	$1,313
Accounts receivable	—	59	39	—	98
Accounts receivable, related party	—	66	—	—	66
Notes receivable	—	1	—	—	1
Other receivables	127	1,101	2	(1,219)	11
Inventories	—	966	94	(1)	1,059
Deferred income taxes, net	—	649	1	(13)	637
Prepaid expenses and other	60	211	4	(2)	273

Total current assets	687	3,427	579	(1,235)	3,458
Property, plant and equipment, net	4	983	190	—	1,177
Trademarks and other intangible assets, net	—	2,408	4	—	2,412
Goodwill	—	7,999	19	—	8,018
Long-term intercompany notes receivable	1,700	201	—	(1,901)	—
Investment in subsidiaries	10,092	481	—	(10,573)	—
Other assets and deferred charges	94	179	19	(56)	236

Total assets	$12,577	$15,678	$811	$(13,765)	$15,301

Liabilities and shareholders’ equity
Accounts payable	$1	$111	$25	$—	$137
Tobacco settlement accruals	—	1,248	—	—	1,248
Due to related party	—	1	—	—	1
Deferred revenue, related party	—	17	—	—	17
Revolving credit facility borrowings	800	—	—	—	800
Other current liabilities	1,525	745	85	(1,235)	1,120

Total current liabilities	2,326	2,122	110	(1,235)	3,323
Long-term intercompany notes payable	201	1,380	320	(1,901)	—
Long-term debt (less current maturities)	5,091	—	—	—	5,091
Deferred income taxes, net	—	764	2	(56)	710
Long-term retirement benefits (less current portion)	40	1,109	9	—	1,158
Other noncurrent liabilities	24	100	—	—	124
Shareholders’ equity	4,895	10,203	370	(10,573)	4,895

Total liabilities and shareholders’ equity	$12,577	$15,678	$811	$(13,765)	$15,301

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
December 31, 2013
Assets
Cash and cash equivalents	$444	$696	$360	$—	$1,500
Accounts receivable	—	74	32	—	106
Accounts receivable, related party	—	56	—	—	56
Notes receivable	—	1	36	—	37
Other receivables	76	198	6	(264)	16
Inventories	—	1,069	59	(1)	1,127
Deferred income taxes, net	—	614	1	(9)	606
Prepaid expenses and other	29	172	7	(1)	207

Total current assets	549	2,880	501	(275)	3,655
Property, plant and equipment, net	5	986	83	—	1,074
Trademarks and other intangible assets, net	—	2,413	4	—	2,417
Goodwill	—	7,999	12	—	8,011
Long-term intercompany notes receivable	1,842	1,295	—	(3,137)	—
Investment in subsidiaries	9,736	473	—	(10,209)	—
Other assets and deferred charges	94	187	18	(54)	245

Total assets	$12,226	$16,233	$618	$(13,675)	$15,402

Liabilities and shareholders’ equity
Accounts payable	$1	$169	$15	$—	$185
Tobacco settlement accruals	—	1,727	—	—	1,727
Deferred revenue, related party	—	48	—	—	48
Other current liabilities	601	744	46	(275)	1,116

Total current liabilities	602	2,688	61	(275)	3,076
Long-term intercompany notes payable	1,295	1,700	142	(3,137)	—
Long-term debt (less current maturities)	5,099	—	—	—	5,099
Deferred income taxes, net	—	710	2	(54)	658
Long-term retirement benefits (less current portion)	38	1,172	11	—	1,221
Other noncurrent liabilities	25	156	—	—	181
Shareholders’ equity	5,167	9,807	402	(10,209)	5,167

Total liabilities and shareholders’ equity	$12,226	$16,233	$618	$(13,675)	$15,402

Note 15 – Subsequent Event

On July 15, 2014, RAI, a wholly owned subsidiary of RAI, and Lorillard Inc., referred to as Lorillard, entered into a merger agreement pursuant to which RAI agreed to acquire Lorillard in a cash and stock transaction valued at $27.4 billion (based on the closing price of RAI common stock on July 14, 2014), including the assumption of net debt. Upon the consummation of the merger, each share of Lorillard common stock will be converted into the right to receive (1) 0.2909 of a share of RAI common stock plus (2) $50.50 per share in cash.

Also on July 15, 2014, RAI entered into a purchase agreement with a subsidiary of Imperial Tobacco Group PLC, referred to as Imperial, pursuant to which Imperial agreed to purchase the KOOL, SALEM and WINSTON (and, under certain circumstances, DORAL) brands of RJR Tobacco, the MAVERICK and blu eCigs brands of Lorillard, and other assets and, agreed to assume certain liabilities for a total consideration of approximately $7.1 billion. As part of this transaction, Imperial will acquire certain other assets owned by Lorillard, including its manufacturing and research and development facilities, and approximately 2,900 employees, including a national sales force. The closing of the sale of these assets to Imperial is conditioned upon, among other things, RAI’s completion of the acquisition of Lorillard.

BAT and B&W, RAI’s largest shareholder, have agreed that B&W will vote its shares in favor of the issuance of additional RAI shares contemplated by the parties’ subscription agreement and the merger agreement, and that BAT will maintain its 42% beneficial ownership in RAI through a purchase of additional shares of RAI common stock for approximately $4.7 billion.

On July 15, 2014, in connection with the Lorillard transaction, RAI entered into a commitment letter, referred to as the Commitment Letter, with J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A., and Citigroup Global Markets Inc.. Under the Commitment Letter, subject to the terms and conditions therein, JPMorgan Chase Bank, N.A. and Citigroup Global Markets Inc. (or certain of their affiliates) have committed (subject to the satisfaction or waiver of the conditions stated therein) to provide a 364-day senior unsecured term loan bridge facility in an aggregate principal amount of up to $9 billion for the purpose of financing part of the cash portion of the Lorillard transaction, and fees and expenses in connection with the transactions contemplated by the Lorillard transaction.

The proposed transactions, referred to as the Proposed Transactions, are subject to customary closing conditions, including shareholder and regulatory approvals. The merger agreement contains certain other termination rights for each of RAI and Lorillard, including the right of each party to terminate the merger agreement if the merger has not been consummated by July 15, 2015, subject to an automatic six-month extension if, on July 15, 2015, the merger has not yet received antitrust approval or certain specified legal restraints are in place but all other closing conditions have been satisfied. The Proposed Transactions are scheduled to close substantially at the same time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of RAI’s business, initiatives, critical accounting estimates and its consolidated results of operations and financial position. Following the overview and discussion of business initiatives, the critical accounting estimates disclose certain accounting estimates that are material to RAI’s results of operations and financial position for the periods presented in this report. The discussion and analysis of RAI’s results of operations compares the second quarter of 2014 with the second quarter of 2013, and the first six months of 2014 with the first six months of 2014. Disclosures related to liquidity and financial position complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial position and results of operations in conjunction with the financial information included in the condensed consolidated financial statements (unaudited).

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

In contrast to the declining U.S. cigarette market, U.S. moist snuff retail volumes grew approximately 4% in the first six months of 2014. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both.

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

All Other

RJR Vapor expanded the distribution of VUSE digital vapor cigarettes to retail outlets throughout Colorado in 2013 and into Utah in the first quarter of 2014. The initial phase of the national expansion of VUSE began in June 2014, and the next wave of distribution is scheduled for the third quarter of 2014. The expansion is expected to continue in phases through March 2015, when VUSE will be available in most retail outlets. VUSE’s innovative digital technology is designed to deliver a consistent flavor and vapor experience.

Niconovum AB, is a marketer of nicotine replacement therapy products in Sweden under the ZONNIC brand name. Niconovum USA, Inc., is in lead markets in Iowa and Nebraska with ZONNIC, a nicotine replacement therapy gum.

Transaction Agreements

On July 15, 2014, RAI, a wholly owned subsidiary of RAI, and Lorillard, entered into a merger agreement pursuant to which RAI agreed to acquire Lorillard in a cash and stock transaction valued at $27.4 billion (based on the closing price of RAI common stock on July 14, 2014), including the assumption of net debt. Upon the consummation of the merger, each share of Lorillard common stock will be converted into the right to receive (1) 0.2909 of a share of RAI common stock plus (2) $50.50 per share in cash.

Also on July 15, 2014, RAI entered into a purchase agreement with Imperial, pursuant to which Imperial agreed to purchase the KOOL, SALEM and WINSTON (and, under certain circumstances, DORAL) brands of RJR Tobacco, the MAVERICK and blu eCigs brands of Lorillard, and other assets and, agreed to assume certain liabilities for a total consideration of approximately $7.1 billion. As part of this transaction, Imperial will acquire certain other assets owned by Lorillard, including its manufacturing and research and development facilities, and approximately 2,900 employees, including a national sales force. The closing of the sale of these assets to Imperial is conditioned upon, among other things, RAI’s completion of the acquisition of Lorillard.

BAT and B&W, RAI’s largest shareholder, have agreed that B&W will vote its shares in favor of the issuance of additional RAI shares contemplated by the parties’ subscription agreement and the merger agreement, and that BAT will maintain its 42% beneficial ownership in RAI through a purchase of additional shares of RAI common stock for approximately $4.7 billion.

On July 15, 2014, in connection with the Lorillard transaction, RAI entered into a Commitment Letter with J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A., and Citigroup Global Markets Inc.. Under the Commitment Letter, subject to the terms and conditions therein, JPMorgan Chase Bank, N.A. and Citigroup Global Markets Inc. (or certain of their affiliates) have committed (subject to the satisfaction or waiver of the conditions stated therein) to provide a 364-day senior unsecured term loan bridge facility in an aggregate principal amount of up to $9 billion for the purpose of financing part of the cash portion of the Lorillard transaction, and fees and expenses in connection with the transactions contemplated by the Lorillard transaction.

The Proposed Transactions are subject to customary closing conditions, including shareholder and regulatory approvals. The merger agreement contains certain other termination rights for each of RAI and Lorillard, including the right of each party to terminate the merger agreement if the merger has not been consummated by July 15, 2015, subject to an automatic six-month extension if, on July 15, 2015, the merger has not yet received antitrust approval or certain specified legal restraints are in place but all other closing conditions have been satisfied. The Proposed Transactions are scheduled to close substantially at the same time.

For further discussion of these transactions, see RAI’s Current Report on Form 8-K dated July 15, 2014.

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

RAI and its subsidiaries believe that they have valid bases for appeal of adverse verdicts against them and believe they have valid defenses to all actions, and they intend to defend all actions vigorously. RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, or the loss of any particular claim concerning the use of smokeless tobacco products against American Snuff Co., when viewed on an individual basis, is not probable or estimable, except for Engle Progeny cases described in “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in note 9 to condensed consolidated financial statements (unaudited).

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

State Settlement Agreements

RJR Tobacco and SFNTC are participants in the MSA, and RJR Tobacco is a participant in the other state settlement agreements with the states of Mississippi, Florida, Texas and Minnesota. Their obligations and the related expense charges under these agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges to RJR Tobacco and SFNTC under these agreements is recorded in cost of products sold as the products are shipped. Included in these adjustments is an NPM Adjustment that potentially reduces the annual payment obligation of RJR Tobacco, SFNTC and the other PMs. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated. American Snuff Co. is not a participant in the State Settlement Agreements. For additional information related to historical and expected settlement expenses and payments under the State Settlement Agreements, see “—Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements—Enforcement and Validity; Adjustments” in note 9 to condensed consolidated financial statements (unaudited).

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

Recently Issued Accounting Pronouncements

For information relating to recently issued accounting pronouncements, see note 1 to condensed consolidated financial statements (unaudited).

Results of Operations

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Net sales(1):
RJR Tobacco	$1,736	$1,792	(3.1)%	$3,299	$3,350	(1.5)%
American Snuff	195	194	0.5%	379	361	5.0%
Santa Fe	168	148	13.5%	303	263	15.2%
All Other	63	45	40.0%	116	88	31.8%

Net sales	2,162	2,179	(0.8)%	4,097	4,062	0.9%
Cost of products sold(1)(2)	959	999	(4.0)%	1,889	1,693	11.6%
Selling, general and administrative expenses	364	380	(4.2)%	777	681	14.1%
Amortization expense	3	2	50.0%	5	3	66.7%

Operating income (loss):
RJR Tobacco	726	663	9.5%	1,208	1,421	(15.0)%
American Snuff	110	107	2.8%	212	200	6.0%
Santa Fe	84	72	16.7%	149	126	18.3%
All Other	(49)	(19)	NM (3)	(88)	(23)	NM (3)
Corporate expense	(35)	(25)	(40.0)%	(55)	(39)	(41.0)%

Operating income	$836	$798	4.8%	$1,426	$1,685	(15.4)%

(1)	Excludes excise taxes of:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
RJR Tobacco	$787	$857	$1,506	$1,605
American Snuff	13	14	26	26
Santa Fe	54	50	98	90
All Other	73	62	143	117

	$927	$983	$1,773	$1,838

(2)	See below for further information related to the State Settlement Agreements, federal tobacco quota buyout and FDA user fees included in cost of products sold.
(3)	Percentage of change not meaningful.

In the following discussion, the amounts presented in the operating companies’ shipment volume and share tables are rounded on an individual basis and, accordingly, may not sum in the aggregate. Percentages are calculated on unrounded numbers.

RJR Tobacco

Net Sales

Domestic cigarette shipment volume, in billions of units for RJR Tobacco and the industry, was as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
RJR Tobacco:
Growth brands:
CAMEL	5.2	5.5	(4.4)%	10.2	10.3	(1.2)%
PALL MALL	5.3	5.6	(6.0)%	10.1	10.4	(3.3)%

	10.5	11.1	(5.2)%	20.3	20.7	(2.3)%
Other	5.1	5.9	(14.0)%	9.7	11.2	(13.5)%

Total RJR Tobacco domestic cigarette shipment volume	15.6	17.0	(8.3)%	29.9	31.9	(6.2)%
Total premium	9.1	9.9	(7.9)%	17.4	18.5	(5.9)%
Total value	6.5	7.2	(8.8)%	12.5	13.4	(6.6)%
Premium/total mix	58.2%	58.0%		58.3%	58.1%
Industry(1):
Premium	48.6	50.9	(4.7)%	92.1	95.6	(3.7)%
Value	19.0	20.5	(7.5)%	36.5	38.6	(5.5)%

Total industry domestic cigarette shipment volume	67.5	71.5	(5.5)%	128.6	134.2	(4.2)%
Premium/total mix	71.9%	71.3%		71.6%	71.2%

(1)	Based on information from Management Science Associates, Inc., referred to as MSAi.

RJR Tobacco’s net sales are dependent upon its cigarette shipment volume in a declining market, premium versus value-brand mix and list pricing, offset by promotional spending, trade incentives and federal excise taxes.

RJR Tobacco’s net sales for the three months ended June 30, 2014, decreased compared with the prior-year quarter, primarily due to $145 million attributable to lower domestic cigarette volume and $11 million attributable to unfavorable premium-to-value mix, partially offset by higher net pricing of $116 million. RJR Tobacco’s net sales for the six months ended June 30, 2014, decreased compared with the prior-year period, primarily due to $202 million attributable to lower domestic cigarette volume and $27 million attributable to unfavorable premium-to-value mix, partially offset by higher net pricing of $189 million.

Market Share

The shares of RJR Tobacco’s cigarette brands as a percentage of total share of U.S. retail cigarette sales, based on data collected by SymphonyIRI Group, Inc. and Capstone Research Inc., collectively referred to as IRI/Capstone, and processed and managed by MSAi(1)(2), were as follows:

	For the Three Months Ended
	June 30, 2014	March 31, 2014	Share Point Change	June 30, 2013	Share Point Change
Growth brands:
CAMEL	10.2%	10.0%	0.2	9.8%	0.4
PALL MALL	9.3%	9.4%	(0.1)	9.3%	0.1

Total growth brands	19.5%	19.4%	0.1	19.0%	0.5
Other	7.0%	7.2%	(0.2)	7.6%	(0.6)

Total RJR Tobacco domestic cigarette retail share of market	26.5%	26.6%	(0.1)	26.6%	(0.1)

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

(2)

Effective in the first quarter of 2014, retail share results are based on a revised, more efficient, IRI/Capstone model which measures retail share in stores representing trade channels where the majority of tobacco industry products are sold and resource investments are made. Retail share results reported by the new IRI/Capstone model cannot be meaningfully compared to previously reported share results provided by the previous model. All retail share results for 2013 have been restated to reflect the new IRI/Capstone model. In the second quarter of 2014, at the request of RJR Tobacco, the IRI/Capstone model was revised to better reflect retail sales through these trade channels. All data reflects this revision.

The retail share of market of CAMEL, at 10.2 share points, was up 0.4 share points compared with the prior-year quarter. CAMEL’s cigarette market share continued to be favorably impacted by its innovative capsule technology offered in CAMEL Crush and CAMEL menthol styles. CAMEL Crush styles provide adult smokers the choice of switching from non-menthol to menthol. CAMEL menthol styles allow adult smokers to choose the level of menthol flavor on demand. CAMEL’s second quarter of 2014 menthol market share, including CAMEL Crush styles, increased 0.3 share points from the second quarter of 2013 to 4.3 percent.

CAMEL Snus, a smoke-free tobacco product, continues to lead the growing U.S. snus category, maintaining a market share of approximately 80%.

PALL MALL, a product that offers a high quality, longer-lasting cigarette at a value price, continues to attract interest from adult tobacco consumers. PALL MALL’s second-quarter market share of 9.3% was up 0.1 share points compared with the prior-year quarter despite continued competitive pressure. PALL MALL’s menthol portfolio is providing the brand’s incremental growth.

The combined share of market of RJR Tobacco’s growth brands during the second quarter of 2014 increased by 0.5 share points over the same period in 2013. RJR Tobacco’s total cigarette market share was down slightly from the prior-year quarter, mainly driven by increases in the company’s growth brands, more than offset by decreases in the support and non-support brands, consistent with its strategy of focusing on growth brands.

Operating Income

RJR Tobacco’s operating income for the three-month period ended June 30, 2014, was favorably impacted by higher cigarette pricing, partially offset by lower cigarette volume and unfavorable premium-to-value mix. In addition, RJR Tobacco’s operating income was favorably impacted by the partial settlement of certain NPM Adjustment claims, related to the Term Sheet, of $124 million and $89 million for the three months ended June 30, 2014 and 2013, respectively.

RJR Tobacco’s operating income for the six-month period ended June 30, 2014, decreased due to lower cigarette volume, increased litigation claims, unfavorable premium-to-value mix and increased promotional spending, partially offset by higher cigarette pricing. In addition, RJR Tobacco’s operating income was favorably impacted by the partial settlement of certain NPM Adjustment claims, related to the Term Sheet, of $186 million and $348 million for the six months ended June 30, 2014 and 2013, respectively.

RJR Tobacco’s expenses under the State Settlement Agreements, federal tobacco quota buyout and FDA user fees, included in cost of products sold were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
State Settlement Agreements	$429	$496	$862	$746
Federal tobacco quota buyout	48	50	99	99
FDA user fees	30	29	62	59

Expenses under the State Settlement Agreements are expected to be approximately $1.8 billion in 2014, subject to adjustment for changes in volume and other factors. Pursuant to the Term Sheet, RJR Tobacco will receive credits with respect to its NPM Adjustment claims for the period from 2003 through 2012. These credits will be applied against annual payments under the MSA over a five-year period, which commenced with the April 2013 payment. RJR Tobacco’s MSA expenses were reduced by approximately $15 million and $217 million for the three and six months ended June 30, 2013, respectively.

In June 2014, two additional states agreed to settle the NPM Adjustment disputes on similar terms as set forth in the Term Sheet, except for certain provisions related to the determination of credits to be received by the PMs. RJR Tobacco will receive credits, currently estimated to total approximately $169 million, with respect to its NPM Adjustment claims from 2003 through 2012. These credits will be applied against annual payments under the MSA over a five-year period effectively beginning with the April 2014 MSA payment related to the addition of these two states. As a result, expenses for the MSA were reduced by approximately $34 million for the three and six months ended June 30, 2014.

In addition, as a result of meeting the performance requirements associated with the Term Sheet, RJR Tobacco recognized additional credits of $90 million and $74 million for the three months ended June 30, 2014 and 2013, respectively; and $152 million and $131 million for the six months ended June 30, 2014 and 2013, respectively. RJR Tobacco expects to recognize additional credits through 2017.

For additional information, see “— Cost of Products Sold” in note 1 and “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements—Enforcement and Validity; Adjustments” in note 9 to condensed consolidated financial statements (unaudited).

Expenses for the federal tobacco quota buyout assessment, which expires in September 2014, are expected to be approximately $150 million to $160 million in 2014. Expenses for FDA user fees are expected to be approximately $120 million to $130 million in 2014. For additional information, see “— Tobacco Buyout Legislation” in note 9 to condensed consolidated financial statements (unaudited) and “— Governmental Activity” below.

Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. RJR Tobacco’s product liability defense costs were $47 million and $39 million for the three months ended June 30, 2014 and 2013, respectively; and $93 million and $89 million for the six months ended June 30, 2014 and 2013, respectively.

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

Numerous factors affect product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial, that is, with active discovery and motions practice. See “— Litigation Affecting the Cigarette Industry — Overview” in note 9 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and type of cases pending, and “— Litigation Affecting the Cigarette Industry — Overview — Scheduled Trials” in note 9 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and nature of cases in trial and scheduled for trial through June 30, 2015.

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

American Snuff

Net Sales

The moist snuff shipment volume, in millions of cans, for American Snuff was as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
GRIZZLY	109.4	109.6	(0.1)%	215.8	204.5	5.6%
Other	11.8	12.2	(3.6)%	22.3	22.9	(2.7)%

Total American Snuff moist snuff shipment volume	121.2	121.8	(0.5)%	238.1	227.3	4.7%

American Snuff’s net sales for the three-month period ended June 30, 2014, increased compared with the prior-year period primarily due to higher net pricing, partially offset by lower moist snuff volume. American Snuff’s net sales for the six-month period ended June 30, 2014, increased compared with the prior-year period primarily due to higher moist snuff volume and higher net pricing.

Market Share

Moist snuff has been the key driver to American Snuff’s overall growth and profitability within the U.S. smokeless tobacco market. Moist snuff accounted for approximately 89% of American Snuff’s revenue for the three and six months ended June 30, 2014, compared with approximately 88% for the three and six months ended June 30, 2013. U.S. moist snuff industry retail shipment volume grew by approximately 4% in the second quarter of 2014 compared with the same period in 2013.

The shares of American Snuff’s moist snuff brands as a percentage of total share of U.S. retail moist snuff sales according to IRI/Capstone(1)(2), were as follows:

	For the Three Months Ended
	June 30, 2014	March 31, 2014	Share Point Change	June 30, 2013	Share Point Change
GRIZZLY	31.4%	31.6%	(0.2)	30.6%	0.7
Other	3.0%	3.1%	(0.1)	3.2%	(0.2)

Total American Snuff moist snuff retail share of market	34.4%	34.7%	(0.3)	33.8%	0.5

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

(2)

Effective in the first quarter of 2014, retail share results are based on a revised, more efficient, IRI/Capstone model which measures retail share in stores representing trade channels where the majority of tobacco industry products are sold and resource investments are made. Retail share results reported by the new IRI/Capstone model cannot be meaningfully compared to previously reported share results provided by the previous model. All retail share results for 2013 have been restated to reflect the new IRI/Capstone model. In the second quarter of 2014, at the request of American Snuff, the IRI/Capstone model was revised to better reflect retail sales through these trade channels. All data reflects this revision.

GRIZZLY, the leading U.S. moist snuff brand, grew 0.7 share points in the second quarter of 2014, compared with the second quarter of 2013. GRIZZLY’s increase in second quarter market share was driven by growth in the wintergreen and pouch offerings. In January 2014, American Snuff expanded the distribution of GRIZZLY Wide Cut Wintergreen nationwide. The wide cut offers adult tobacco consumers a long-lasting wintergreen flavor and easy packing.

Operating Income

American Snuff’s operating income for the three-month period ended June 30, 2014, increased as compared with the prior-year period primarily due to higher net pricing, partially offset by additional marketing expenses. American Snuff’s operating income for the six-month period ended June 30, 2014, increased as compared with the prior-year period primarily due to higher moist snuff volume and net pricing, partially offset by additional marketing expenses.

Santa Fe

Net Sales

Domestic cigarette shipment volume, in billions of units for Santa Fe, was as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
NATURAL AMERICAN SPIRIT	1.0	0.9	7.9%	1.8	1.7	9.2%

Santa Fe’s net sales for the three- and six-month periods ended June 30, 2014, increased compared with the prior-year period, primarily due to higher volume and net pricing.

Market Share

The shares of Santa Fe’s NATURAL AMERICAN SPIRIT brand as a percentage of total share of U.S. retail cigarette sales according to data from IRI/Capstone(1)(2), were as follows:

	For the Three Months Ended
	June 30, 2014	March 31, 2014	Share Point Change	June 30, 2013	Share Point Change
NATURAL AMERICAN SPIRIT	1.6%	1.5%	0.1	1.4%	0.2

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

(2)

Effective in the first quarter of 2014, retail share results are based on a revised, more efficient, IRI/Capstone model which measures retail share in stores representing trade channels where the majority of tobacco industry products are sold and resource investments are made. Retail share results reported by the new IRI/Capstone model cannot be meaningfully compared to previously reported share results provided by the previous model. All retail share results for 2013 have been restated to reflect the new IRI/Capstone model. In the second quarter of 2014, at the request of Santa Fe, the IRI/Capstone model was revised to better reflect retail sales through these trade channels. All data reflects this revision.

Operating Income

Santa Fe’s operating income for the three- and six-month periods ended June 30, 2014, increased as compared with the prior-year period primarily due to higher volume and net pricing partially offset by additional marketing expenses.

Santa Fe’s expenses under the MSA, federal tobacco quota buyout and FDA user fees, included in cost of products sold were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
MSA	$28	$24	$49	$41
Federal tobacco quota buyout	3	3	6	5
FDA user fees	2	2	4	3

Expenses under the MSA are expected to be approximately $105 million to $115 million in 2014, subject to adjustment for changes in volume and other factors. Pursuant to the Term Sheet, SFNTC will receive credits with respect to its NPM Adjustment claims for the period from 2003 to 2012. These credits will be applied against annual payments under the MSA over a four-year period, which commenced with the April 2013 payment. Santa Fe’s MSA expenses were reduced by $2 million for the six months ended June 30, 2013.

In June 2014, two additional states agreed to settle the NPM Adjustment disputes on similar terms as set forth in the Term Sheet, except for certain provisions related to the determination of credits to be received by the PMs. SFNTC will receive credits, currently estimated to total approximately $1 million, with respect to its NPM Adjustment claims from 2003 through 2012. These credits will be applied against annual payments under the MSA over a five-year period effectively beginning with the April 2014 MSA payment related to the addition of these two states.

In addition, as a result of meeting the performance requirements associated with the Term Sheet, Santa Fe recognized additional credits of $1 million for each of the three months ended June 30, 2014 and 2013; and $2 million and $1 million for the six months ended June 30, 2014 and 2013, respectively. Santa Fe expects to recognize additional credits through 2016.

For additional information, see “— Cost of Products Sold” in note 1 and “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements—Enforcement and Validity; Adjustments” in note 9 to condensed consolidated financial statements (unaudited).

All Other

RJR Vapor expanded the distribution of VUSE digital vapor cigarettes to retail outlets throughout Colorado in 2013 and into Utah in the first quarter of 2014. The initial phase of the national expansion of VUSE began in June 2014, and the next wave of distribution is scheduled for the third quarter of 2014. The expansion is expected to continue in phases through March 2015, when VUSE will be available in most retail outlets. VUSE’s innovative digital technology is designed to deliver a consistent flavor and vapor experience.

Niconovum AB, is a marketer of nicotine replacement therapy products in Sweden under the ZONNIC brand name. Niconovum USA, Inc., is in lead markets in Iowa and Nebraska with ZONNIC, a nicotine replacement therapy gum.

RAI Consolidated

Interest and debt expense was $62 million and $121 million for the three and six months ended June 30, 2014, respectively, compared with $65 million and $127 million for the three and six months ended June 30, 2013, respectively, due to lower average interest rates in 2014.

Provision for income taxes was $283 million, for an effective rate of 36.5%, for the three months ended June 30, 2014, compared with $271 million, for an effective rate of 37.0%, for the three months ended June 30, 2013. The provision for income taxes was $476 million, for an effective rate of 36.4%, for the six months ended June 30, 2014, compared with $592 million, for an effective rate of 37.9%, for the six months ended June 30, 2013. The effective tax rate for the three and six months ended June 30, 2014, as compared to the same prior-year periods, was favorably impacted by a decrease in tax attributable to the reversal of tax reserves and interest related to a federal audit settlement and an increase in the domestic production activities deduction of the American Jobs Creation Act of 2004. The effective tax rate for each period differed from the federal statutory rate of 35% due to the impact of state taxes and certain nondeductible items.

Income from discontinued operations, net of tax was $25 million for the six months ended June 30, 2014. The audit of the 2010 and 2011 tax years by the Internal Revenue Service was closed on February 27, 2014. A tax benefit of $25 million attributable to the reversal of tax reserves was recorded in discontinued operations.

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

As of June 30, 2014, RAI held investments primarily in auction rate securities and a mortgage-backed security totaling $91 million. Adverse changes in financial markets caused the auction rate securities and the mortgage-backed security to revalue lower than carrying value and become less liquid. The auction rate securities and mortgage-backed security will not become liquid until a successful auction occurs or a buyer is found. RAI intends, and has the ability, to hold these auction rate securities and mortgage-backed security for a period of time sufficient to allow for sale, redemption or anticipated recovery in fair value. For additional information on these investments, see note 2 to condensed consolidated financial statements (unaudited).

The Proposed Transactions represent a material change in RAI’s contractual obligations. RAI currently intends to finance the cash portion of the purchase price for the Lorillard acquisition, and fees and expenses associated with the Proposed Transactions using proceeds from the issuance of additional debt securities, proceeds from the asset sale to Imperial, proceeds from the issuance of common stock to BAT, up to $500 million in borrowings under its existing revolving credit facility, available cash and, only to the extent necessary, borrowings under the unsecured term loan bridge facility pursuant to the terms of the Commitment Letter. There can be no assurance that RAI will be able to issue the anticipated additional debt securities or that the terms of any such additional debt securities will be consistent with RAI’s current expectations.

Cash Flows

Net cash flows from operating activities were $255 million in the first six months of 2014, compared with $204 million used in the first six months of 2013. This change was driven primarily by lower MSA payments, offset by higher taxes and litigation bonds paid and increases in other working capital.

Net cash flows used in investing activities were $112 million in the first six months of 2014, compared with $14 million in the first six months of 2013. This change was driven primarily by higher capital expenditures in the first six months of 2014 compared to the same period of 2013 due to investments to support expanded production and distribution of the VUSE digital vapor cigarette, and the acquisition of certain assets and liabilities of a research and development company in 2014.

Net cash flows used in financing activities were $329 million in the first six months of 2014, compared with $617 million in the first six months of 2013. This change was primarily the result of increased net borrowings and lower share repurchases during 2014 compared to the same period of 2013, partially offset by higher dividends paid in 2014.

Borrowing Arrangements

RAI Notes

As of June 30, 2014, the principal amount of RAI’s outstanding notes was $5.1 billion, with maturity dates ranging from 2015 to 2043. RAI, at its option, may redeem any or all of its outstanding notes, in whole or in part at any time, subject to the payment of a make-whole premium. At June 30, 2014, RAI had no current maturities of long-term debt.

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

During the second quarter of 2014, RAI borrowed $1 billion under the Credit Agreement and used the proceeds for general corporate purposes of RAI and its subsidiaries, including to make payments under the MSA and to purchase shares under RAI’s share repurchase program. RAI repaid $200 million under the Credit Agreement in the second quarter of 2014. As of June 30, 2014, there were $5 million of letters of credit outstanding and $545 million available for additional borrowings under the Credit Agreement.

For additional information on the Credit Agreement, see note 8 to condensed consolidated financial statements (unaudited).

Other

In connection with its execution of the Lorillard transaction, RAI obtained commitments from certain lenders for a 364-day senior unsecured term loan bridge facility of up to $9.0 billion. For more information relating to the Commitment Letter, see note 15 to condensed consolidated financial statements (unaudited) and “— Transaction Agreements” above.

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

RAI and its affiliates were in compliance with all covenants and restrictions imposed by RAI’s indebtedness at June 30, 2014.

Dividends

Effective February 10, 2014, and on May 8, 2014, RAI’s board of directors declared a quarterly cash dividend of $0.67 per common share. The dividends were paid on April 1, 2014, and July 1, 2014, to shareholders of record as of March 10, 2014 and June 10, 2014, respectively.

On July 17, 2014, RAI’s board of directors declared a quarterly cash dividend of $0.67 per common share. The dividend will be paid on October 1, 2014, to shareholders of record as of September 10, 2014.

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

During the first six months of 2014, under the above-described share repurchase program, RAI repurchased and cancelled 7,715,763 shares for $412 million, resulting in the conclusion of the repurchase program with total repurchases of 55,353,807 shares for $2.5 billion. Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares are cancelled at the time of repurchase.

Additionally, during 2014, at a cost of $28 million, RAI purchased 554,042 shares that were forfeited and cancelled with respect to tax liabilities associated with restricted stock units vesting under its Omnibus Plan.

For additional information, see note 10 to condensed consolidated financial statements (unaudited).

Capital Expenditures

RAI’s operating subsidiaries recorded cash capital expenditures of $123 million and $50 million for the first six months of 2014 and 2013, respectively. RAI’s operating subsidiaries plan to spend an additional $110 million to $120 million for capital expenditures during the remainder of 2014, which includes investments to support expanded production and distribution of the VUSE digital vapor cigarette. Capital expenditures are funded primarily by cash flows from operations. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of June 30, 2014.

Retirement Benefits

RAI disclosed in its financial statements for the year ended December 31, 2013, that it expected to contribute $109 million to its pension plans in 2014, of which $4 million was contributed during the first six months of 2014.

Litigation and Settlements

RJR Tobacco, American Snuff Co., or their affiliates, including RAI or RJR, or indemnitees, including B&W, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. For further discussion of specific cases, see note 9 to condensed consolidated financial statements (unaudited). Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of June 30, 2014, RJR Tobacco had paid approximately $193 million since January 1, 2012, related to unfavorable smoking and health litigation judgments.

As of June 30, 2014, an accrual of $2.4 million has been recorded for the following Engle Progeny cases —$780,000 for compensatory damages and $63,000 for attorneys’ fees and statutory interest for Hiott and Starr-Blundell and $1.56 million for attorneys’ fees and statutory interest for Ward, the judgment of which was paid in January 2014. During the second quarter of 2014, an aggregate payment of $72.4 million ($56.1 million for compensatory and punitive damages and $16.3 million for attorneys’ fees and statutory interest) was made in satisfaction of the adverse judgment in the Jimmie Lee Brown, Koballa, Duke, Walker, Kirkland, Sury, Mack, Emmon Smith, and Townsend cases. For additional information related to this litigation, see “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in note 9 to condensed consolidated financial statements (unaudited).

Also, as of June 30, 2014, an accrual of $10 million is included in the condensed consolidated balance sheet (unaudited) for estimated costs of the corrective communications in connection with the U.S. Department of Justice case. For additional information, see “—Health-Care Cost Recovery Cases — U.S. Department of Justice Case” in note 9 to condensed consolidated financial statements (unaudited).

Litigation is subject to many uncertainties, and generally it is not possible to predict the outcome of the litigation pending against RJR Tobacco, American Snuff Co., or their affiliates or indemnitees, or to reasonably estimate the amount or range of any possible loss, except for the Engle Progeny cases and the U.S. Department of Justice case noted above. Moreover, notwithstanding the quality of defenses available to it and its affiliates in tobacco-related litigation matters, it is possible that RAI’s consolidated results of operations, cash flows or financial position could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters or difficulties in obtaining the bonds required to stay execution of judgments on appeal.

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

RJR Tobacco and certain of the other PMs under the MSA are currently involved in an arbitration with certain of the settling states with respect to the availability for certain market years of a downward adjustment to the annual MSA payment obligation. RJR Tobacco disputed a total of $5.2 billion for the years 2003 through 2013. This amount does not include interest or earnings and does not reflect any reduction as a result of the Term Sheet.

In 2012, RJR Tobacco, certain other PMs, including SFNTC, and certain settling states entered into a Term Sheet that sets forth the terms on which accrued and potential NPM Adjustment claims for 2003 through 2012 could be resolved. The Term Sheet also sets forth a restructured NPM Adjustment process to be applied on a going-forward basis, starting with the 2013 volume year.

Based on the jurisdictions bound by the Term Sheet through December 31, 2013, RJR Tobacco and SFNTC, collectively, will receive credits, currently estimated to total approximately $1.1 billion, with respect to their NPM Adjustment claims for the period from 2003 to 2012. These credits will be applied against annual payments under the MSA over a five-year period, which commenced with the April 2013 MSA payment. As a result of the Order, expenses for the MSA were reduced by approximately $15 million and $219 million for the three and six months ended June 30, 2013, respectively.

In June 2014, two additional states agreed to settle the NPM Adjustment disputes on similar terms as set forth in the Term Sheet, except for certain provisions related to the determination of credits to be received by the PMs. RJR Tobacco and SFNTC, collectively, will receive credits, currently estimated to total approximately $170 million, with respect to their NPM Adjustment claims from 2003 through 2012. These credits will be applied against annual payments under the MSA over a five-year period effectively beginning with the April 2014 MSA payment related to the addition of these two states. As a result, expenses for the MSA were reduced by approximately $34 million for the three and six months ended June 30, 2014.

In addition, as a result of meeting the performance requirements associated with the Term Sheet, RJR Tobacco and Santa Fe, collectively, recognized additional credits of $91 million and $75 million for the three months ended June 30, 2014 and 2013, respectively; and $154 million and $132 million for the six months ended June 30, 2014 and 2013, respectively. RJR Tobacco expects to recognize additional credits through 2017; and Santa Fe expects to recognize additional credits through 2016.

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

The 2009 federal excise tax increase on tobacco products increased taxes on ready-made cigarettes, such as those made by RJR Tobacco and Santa Fe, at a much higher rate than taxes on loose tobacco. As a result of that tax disparity, the number of retailers selling loose tobacco and operating roll-your-own machines, allowing consumers to convert the loose tobacco into finished cigarettes, greatly increased following the 2009 federal tax hike on tobacco products. On July 6, 2012, President Obama signed into law a provision classifying retailers which operate roll-your-own machines as cigarette manufacturers, and thus requiring those retailers to pay the same tax rate as other cigarette manufacturers. As of June 30, 2014, 25 states also had passed legislation classifying retailers operating roll-your-own machines as cigarette manufacturers.

All states and the District of Columbia currently impose cigarette excise taxes at levels ranging from $0.17 per pack in Missouri to $4.35 per pack in New York. In the second quarter of 2014, one state increased, effective July 1, 2014, its cigarette excise tax. As of June 30, 2014, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $1.29, compared with the 12-month rolling average of $1.30 as of December 31, 2013. Certain city and county governments, such as New York and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions.

Six states now require NPMs to pay a fee on each pack of cigarettes sold in their respective states, ranging from $0.25 per pack in Alaska to $0.55 per pack in Texas.

The Texas NPM fee has been challenged by a coalition of small tobacco manufacturers. This group asserts that the Texas fee violates the Texas Constitution’s “Equal and Uniform” Clause, as well as the Equal Protection and Due Process Clauses of the U.S. Constitution. On November 15, 2013, a state trial court in Texas declared the NPM fee unconstitutional and enjoined the state from “assessing, collecting, and enforcing” the fee. The State of Texas has appealed the court’s order. In doing so, enforcement of the trial court’s order, including the injunction, is suspended. The coalition has filed a motion for a “hardship exemption” from payment of the fee during the pendency of the state’s appeal. The coalition’s motion was denied on February 12, 2014, with the trial court concluding that it lacked jurisdiction to consider the motion on the merits in light of the State’s appeal of the court’s earlier ruling. The State’s appeal has been fully briefed and oral argument before the Court of Appeals for the Third District took place on July 16, 2014. A decision is now pending.

Forty-nine states and the District of Columbia also subject smokeless tobacco products to excise taxes. The Commonwealth of Pennsylvania is considering such a tax during its 2014 legislative session, but no decision has been reached. During the second quarter of 2014, one state increased, effective July 1, 2014, its smokeless tobacco tax. As of June 30, 2014:

•	26 states taxed moist snuff on an ad valorem basis, at rates ranging from 5% in South Carolina to 210% in Wisconsin;

•	21 states and the District of Columbia had weight-based taxes on moist snuff, ranging from $0.02 for cans weighing between 5/8 of an ounce and 1 5/8 ounces in Alabama to $2.02 per ounce in Maine; and

•

two states imposed a unit tax on moist snuff: Kentucky with a tax of $0.19 per unit, and Washington, with a tax of $2.526 per unit for units weighing 1.2 ounces or less and a proportionate amount above that weight. In addition, Minnesota imposed a tax on moist snuff at a rate equal to the greater of (1) 95% of the wholesale price and (2) generally, the tax equal to the rate imposed on a pack of 20 cigarettes.

One state (Minnesota) has a state excise tax on e-cigarettes, with that state taxing e-cigarettes at the same rate as it taxes smokeless tobacco products. A law was signed in North Carolina to tax e-cigarettes at the rate of $0.05 per fluid ounce, effective June 1, 2015. In addition, as of June 30, 2014, bills remain pending in two states to tax e-cigarettes at a similar rate. Further, as of June 30, 2014, 13 states had proposed taxing e-cigarettes on the same basis as other tobacco products, with such legislation failing in ten states, and remaining pending in three states. As of the end of the second quarter, two bills failed that would have exempted e-cigarettes from taxation.

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

On April 25, 2014, the FDA issued a proposed deeming regulation that would extend the agency’s authority under the FDA Tobacco Act to other tobacco products not currently regulated by the agency, such as e-cigarettes, cigars, pipe tobacco and hookah. The deeming regulation would, among other things:

•	establish minimum age and identification restrictions to prevent underage sales;

•	require specific health warnings;

•	require registration with FDA and reporting of product and ingredient listings;

•	prohibit distribution of free samples of the newly deemed products;

•	prohibit most vending machine sales; and

•	require FDA review to market new tobacco products introduced after the proposed grandfathered date of February 15, 2007.

The proposed deeming regulation is open to comment from all interested parties through August 8, 2014.

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

•

the possibility that the FDA will issue regulations prohibiting menthol in cigarettes or the possibility that the FDA will require the reduction of nicotine levels or the reduction or elimination of other constituents, especially if RAI completes the Proposed Transactions;

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

•	the possibility that the Arbitration Panel’s Award reflecting the partial resolution of the NPM Adjustment disputes will be vacated or otherwise modified;

•	the possibility that the Arbitration Panel’s Final Award with respect to the states found to be non-diligent in connection with the 2003 NPM Adjustment will be vacated or otherwise modified;

•	the continuing decline in volume in the U.S. cigarette industry and RAI’s dependence on the U.S. cigarette industry;

•	concentration of a material amount of sales with a limited number of customers and potential loss of these customers;

•

competition from other manufacturers, including industry consolidations or any new entrants in the marketplace, such as Imperial if it acquires the brands and other assets it has agreed to purchase from RAI and Lorillard;

•	increased promotional activities by competitors, including manufacturers of deep-discount cigarette brands;

•	the success or failure of new product innovations, including the digital vapor cigarette, VUSE;

•

the success or failure of acquisitions or dispositions, which RAI or its subsidiaries may engage in from time to time, including RAI’s proposed acquisition of Lorillard and proposed divestiture of certain brands and other assets to Imperial;

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

•	the substantial amount of RAI debt, including the additional debt expected to be incurred in connection with the Proposed Transactions;

•

decreases in the credit ratings assigned to RAI, and to the senior unsecured long-term debt of RAI, including an impact arising out of the additional indebtedness assumed or incurred in connection with the proposed acquisition of Lorillard;

•	changes in RAI’s historical dividend policy;

•	the restrictive covenants imposed under RAI’s debt agreements;

•

the possibility of natural or man-made disasters or other disruptions, including disruptions in information technology systems or security breaches, that may adversely affect manufacturing or other operations and other facilities or data;

•	the loss of key personnel or difficulties recruiting and retaining qualified personnel;

•	the inability to protect adequately intellectual property rights;

•	the significant ownership interest of B&W, RAI’s largest shareholder, in RAI and the rights of B&W under the governance agreement between the companies;

•	the expiration of the standstill provisions of the governance agreement on July 30, 2014;

•	a termination of the governance agreement or certain of its provisions in accordance with its terms, including the limitations on B&W’s representation on RAI’s Board and its board committees;

•	RAI’s shareholder rights plan (which is expected to expire on July 30, 2014 by its terms) not applying to BAT and its subsidiaries, except in limited circumstances;

•	the expiration of the non-competition agreement between RAI and BAT on July 30, 2014; and

•

additional risks, contingencies and uncertainties associated with the Proposed Transactions that could result in the failure of the Proposed Transactions to be consummated or, if consummated, to have an adverse effect on the results of operations, cash flows and financial position of RJR Tobacco and RAI, including:

¡	the failure to obtain necessary shareholder approvals for the Proposed Transactions;

¡	the failure to obtain necessary regulatory or other approvals for the Proposed Transactions;

¡	the failure to satisfy required closing conditions or consummate the Proposed Transactions in a timely manner;

¡	the occurrence of any event giving rise to the right of a party to terminate a Proposed Transaction;

¡

the obligation to consummate the Proposed Transactions even if financing is not available or is available on terms other than those currently anticipated, including financing less favorable to RAI than its current commitments, due to the absence of a financing condition in connection with the Lorillard transaction;

¡

the possibility of selling the brands and other assets currently expected to be divested or which otherwise might be divested on terms less favorable than the Imperial transaction, due to the absence of a condition in connection with the Lorillard transaction that the Imperial transaction be consummated;

¡	the obligation to consummate the Proposed Transactions even if there are adverse governmental developments with respect to menthol in cigarettes;

¡	the possibility of management distraction as a result of the Proposed Transactions;

¡	the failure to realize projected synergies and other benefits from the Proposed Transactions;

¡	RAI’s obligations to indemnify Imperial for specified matters and to retain certain liabilities related to the divested brands and other assets; and

¡

the effect of the announcement of the Proposed Transactions on the ability to retain customers and retain and hire key personnel, maintain relationships with suppliers, and on operating results and businesses generally.

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

The table below provides information, as of June 30, 2014, about RAI’s financial instruments that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates for the years ending December 31:

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value(1)
Investments:
Variable-rate	$1,226	$12	$—	$71	$—	$—	$1,309	$1,309
Average interest rate	0.1%	0.5%	—	2.4%	—	—	0.2%	—
Fixed-rate	$—	$—	$—	$—	$—	$8	$8	$8
Average interest rate(2)	—	—	—	—	—	4.7%	4.7%	—
Debt:
Variable-rate(3)	$800	$—	$—	$—	$—	$—	$800	$800
Average interest rate	1.5%	—	—	—	—	—	1.5%	—
Fixed-rate	$—	$450	$—	$700	$250	$3,650	$5,050	$5,344
Average interest rate(2)	—	1.1%	—	6.8%	7.8%	4.8%	4.9%	—

(1)	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted fair values.
(2)	Based upon coupon interest rates for fixed-rate instruments.
(3)	The contractual maturity date of the variable-rate debt is 2017; however, RAI’s current intent is to repay the variable-rate debt in 2014.

RAI’s exposure to foreign currency transactions was not material to its results of operations for the six months ended June 30, 2014, but may become material in future periods in relation to activity associated with RAI’s international operations. RAI currently has no hedges for its exposure to foreign currency.

Item 4. Controls and Procedures

(a)	RAI’s chief executive officer and chief financial officer have concluded that RAI’s disclosure controls and procedures were effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures.

(b)	There have been no changes in RAI’s internal controls over financial reporting that occurred during the first six months of 2014 that have materially affected, or are reasonably likely to materially affect, RAI’s internal controls over financial reporting.

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

Item 1A. Risk Factors

With the exception of the following, there have been no other material changes in our risk factors from those disclosed in Part I, Item 1A of our Form 10-K:

Risk Factors Related to Previously Announced Merger and Related Transactions

Consummation of the previously announced Proposed Transactions with RAI, Lorillard, Imperial and BAT, is subject to customary closing conditions. There are a variety of risks, contingencies and other uncertainties associated with the Proposed Transactions that could result in the failure of the Proposed Transactions to be consummated or, if consummated, to have an adverse effect on the results of operations, cash flows and financial position of RJR Tobacco and RAI.

These risks, contingencies and other uncertainties include:

•

failure to satisfy required closing conditions to one or more of the Proposed Transactions, including the failure to obtain necessary shareholder, regulatory or other approvals; the imposition of conditions to required regulatory approvals that are not anticipated, including conditions which could significantly reduce the anticipated benefits of the Proposed Transactions; failure to consummate the Proposed Transactions in a timely manner; the occurrence of any event, change or other circumstances that could give rise to the right of a party to terminate a Proposed Transaction;

•

the obligation to consummate the Lorillard transaction even if (1) financing is not available or is available on terms other than those currently anticipated, including financing less favorable to RAI than its current commitments, due to the absence of a financing condition in connection with the Lorillard transaction, or (2) a sale of the brands and other assets currently expected to be divested or which otherwise might be divested is on terms less favorable than the Imperial transaction, due to the absence of a condition in connection with the Lorillard transaction that the Imperial transaction be consummated;

•

unanticipated further governmental action or proposals to take action that restricts or prohibits menthol in cigarettes, given (1) RAI’s obligation to consummate the Proposed Transactions regardless of any such governmental action or proposals to take action, and (2) RAI’s increased dependence on menthol cigarettes if the Proposed Transactions are consummated; and

•

possible distraction of management from ongoing business operations due to the Proposed Transactions; failure to promptly and effectively integrate the acquired business and to realize the expected synergies and other benefits from the Proposed Transactions; RAI’s obligations to indemnify Imperial for specified matters and to retain certain liabilities related to the divested brands and other assets; and the effect of the announcement of the Proposed Transactions on the ability to retain customers and retain and hire key personnel, maintain relationships with suppliers, and on operating results and businesses generally.

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

The following table summarizes RAI’s purchases of its common stock during the second quarter of 2014:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2014 to April 30, 2014	1,370,035	$54.70	1,370,035	$192

May 1, 2014 to May 31, 2014	3,405,523	56.38	3,405,523	—

Second Quarter Total	4,775,558	$55.90	4,775,558	$—

(1)

On November 14, 2011, the board of directors of RAI authorized the repurchase, from time to time on or before mid-2014, of up to $2.5 billion of outstanding shares of RAI common stock. This repurchase program was concluded in May 2014.

Item 6. Exhibits

Exhibit Number	Description

10.1	Performance Share Agreement (one-year vesting), dated May 1, 2014, between Reynolds American Inc. and Susan M. Cameron.

10.2	Retirement and Consulting Agreement, by and between Reynolds American Inc. and Daniel M. Delen, dated April 16, 2014 (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, dated April 16, 2014).

10.3	Offer Letter, by and between Reynolds American Inc. and Susan M. Cameron, dated April 16, 2014 (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K, dated April 16, 2014).

10.4	Reynolds American Inc. Amended and Restated 2009 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, dated May 12, 2014).

31.1	Certification of Chief Executive Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

31.2	Certification of Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema

101.CAL	XBRL taxonomy extension calculation linkbase

101.LAB	XBRL taxonomy extension label linkbase

101.PRE	XBRL taxonomy extension presentation linkbase

*	Exhibit is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subjected to the liabilities of that Section. This exhibit shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REYNOLDS AMERICAN INC.
(Registrant)

Dated: July 29, 2014	/s/ Thomas R. Adams
Thomas R. Adams
Executive Vice President and Chief Financial Officer
(principal financial officer)