Form 10-Q
period 2014-09-30
REYNOLDS AMERICAN INC
filed 2014-10-21
CIK 1275283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 531,283,513 shares of common stock, par value $.0001 per share, as of October 6, 2014.

Part I — Financial Information

Item 1. Financial Statements

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions, Except Per Share Amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales(1)	$2,169	$2,055	$6,089	$5,944
Net sales, related party	71	80	248	253

Net sales	2,240	2,135	6,337	6,197
Costs and expenses:
Cost of products sold(1)	1,034	1,004	2,923	2,697
Selling, general and administrative expenses	391	339	1,168	1,020
Amortization expense	3	1	8	4

Operating income	812	791	2,238	2,476
Interest and debt expense	76	66	197	193
Interest income	(1)	(1)	(3)	(4)
Other (income) expense, net	(10)	6	(9)	6

Income from continuing operations before income taxes	747	720	2,053	2,281
Provision for income taxes	280	263	756	855

Income from continuing operations	467	457	1,297	1,426
Income from discontinued operations, net of tax	—	—	25	—

Net income	$467	$457	$1,322	$1,426

Basic income per share:
Income from continuing operations	$0.88	$0.84	$2.43	$2.61
Income from discontinued operations	—	—	0.05	—

Net income	$0.88	$0.84	$2.48	$2.61

Diluted income per share:
Income from continuing operations	$0.88	$0.84	$2.42	$2.60
Income from discontinued operations	—	—	0.05	—

Net income	$0.88	$0.84	$2.47	$2.60

Dividends declared per share	$0.67	$0.63	$2.01	$1.85

(1)

Excludes excise taxes of $962 million and $972 million for the three months ended September 30, 2014 and 2013, respectively; and $2,735 million and $2,810 million for the nine months ended September 30, 2014 and 2013, respectively.

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Millions)

(Unaudited)

	For the Three Months Ended September 30,
	2014	2013
Net income	$467	$457
Other comprehensive income (loss), net of tax:
Retirement benefits, net of tax benefit (2014 — $3; 2013 — $4)	(6)	(6)
Unrealized gain on long-term investments, net of tax expense (2013 — $1)	—	2
Amortization of realized loss on hedging instruments, net of tax benefit (2014 — $1; 2013 —$1)	—	—
Cumulative translation adjustment and other, net of tax expense (benefit) (2014 — $(9); 2013 — $4)	(21)	9

Comprehensive income	$440	$462

	For the Nine Months Ended September 30,
	2014	2013
Net income	$1,322	$1,426
Other comprehensive income (loss), net of tax:
Retirement benefits, net of tax benefit (2014 — $3; 2013 — $14)	(6)	(21)
Unrealized gain on long-term investments, net of tax expense (2014 — $1; 2013 — $3)	2	5
Amortization of realized loss on hedging instruments, net of tax benefit (2014 — $1; 2013 —$1)	1	1
Cumulative translation adjustment and other, net of tax expense (benefit) (2014 — $(10); 2013 — $10)	(23)	(3)

Comprehensive income	$1,296	$1,408

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from (used in) operating activities:
Net income	$1,322	$1,426
Income from discontinued operations, net of tax	(25)	—
Adjustments to reconcile to net cash flows from (used in) continuing operating activities:
Depreciation and amortization	78	79
Restructuring charge, net of cash payments	(12)	(12)
Deferred income tax expense	(2)	236
Pension and postretirement	(96)	(141)
Tobacco settlement	(24)	(887)
Other, net	(117)	(31)

Net cash flows from operating activities	1,124	670

Cash flows from (used in) investing activities:
Capital expenditures	(173)	(92)
Proceeds from termination of joint venture	35	31
Other, net	(37)	7

Net cash flows used in investing activities	(175)	(54)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,055)	(994)
Repurchase of common stock	(440)	(625)
Principal borrowings under revolving credit facility	1,000	—
Repayments under revolving credit facility	(600)	—
Principal borrowings under term-loan credit facility	—	500
Repayments under term-loan credit facility	—	(350)
Proceeds from issuance of long-term debt, net of discounts	—	1,097
Repayment of long-term debt	—	(60)
Other, net	(40)	2

Net cash flows used in financing activities	(1,135)	(430)

Effect of exchange rate changes on cash and cash equivalents	(25)	6

Net change in cash and cash equivalents	(211)	192
Cash and cash equivalents at beginning of period	1,500	2,502

Cash and cash equivalents at end of period	$1,289	$2,694

Income taxes paid, net of refunds	$751	$549
Interest paid	$158	$147

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,289	$1,500
Accounts receivable	89	106
Accounts receivable, related party	51	56
Notes receivable	1	37
Other receivables	12	16
Inventories	1,108	1,127
Deferred income taxes, net	674	606
Prepaid expenses and other	232	207

Total current assets	3,456	3,655
Property, plant and equipment, net of accumulated depreciation (2014 — $1,606; 2013 — $1,579)	1,198	1,074
Trademarks and other intangible assets, net of accumulated amortization	2,424	2,417
Goodwill	8,017	8,011
Other assets and deferred charges	237	245

	$15,332	$15,402

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$129	$185
Tobacco settlement accruals	1,703	1,727
Due to related party	1	—
Deferred revenue, related party	8	48
Revolving credit facility borrowings	400	—
Other current liabilities	1,045	1,116

Total current liabilities	3,286	3,076
Long-term debt (less current maturities)	5,087	5,099
Deferred income taxes, net	715	658
Long-term retirement benefits (less current portion)	1,134	1,221
Other noncurrent liabilities	117	181
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2014 — 531,283,513; 2013 — 538,053,024)	—	—
Paid-in capital	6,178	6,571
Accumulated deficit	(1,103)	(1,348)
Accumulated other comprehensive loss	(82)	(56)

Total shareholders’ equity	4,993	5,167

	$15,332	$15,402

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

RAI’s reportable operating segments are RJR Tobacco, American Snuff and Santa Fe. The RJR Tobacco segment consists principally of the primary operations of R. J. Reynolds Tobacco Company. The American Snuff segment consists of the primary operations of American Snuff Co. The Santa Fe segment consists of the domestic operations of SFNTC. Included in All Other, among other RAI subsidiaries, are RJR Vapor, Niconovum AB, Niconovum USA, Inc., SFR Tobacco International GmbH, referred to as SFRTI, and various foreign subsidiaries affiliated with SFRTI. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.

RAI’s operating subsidiaries primarily conduct their businesses in the United States.

Basis of Presentation

The accompanying interim condensed consolidated financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as GAAP, for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All material intercompany balances have been eliminated. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim period ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The condensed consolidated financial statements (unaudited) should be read in conjunction with the consolidated financial statements and related footnotes, which appear in RAI’s Annual Report on Form 10-K for the year ended December 31, 2013. Certain reclassifications were made to conform prior years’ financial statements to the current presentation. Certain amounts presented in note 10 are rounded in the aggregate and may not sum from the individually presented components. All dollar amounts, other than per share amounts, are presented in millions, except for amounts set forth in note 10 and as otherwise noted.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
State Settlement Agreements	$524	$532	$1,436	$1,321
Federal tobacco quota buyout	52	51	158	157
FDA user fees	32	31	99	94

In 2012, RJR Tobacco and certain other participating manufacturers, referred to as the PMs, including SFNTC, entered into a term sheet, referred to as the Term Sheet, with 17 states, the District of Columbia and Puerto Rico to settle certain claims related to the MSA non-participating manufacturer adjustment, referred to as the NPM Adjustment. The Term Sheet resolves claims related to volume years from 2003 through 2012 and puts in place a revised method to determine future adjustments from 2013 forward as to jurisdictions that join the agreement. On March 12, 2013, a single, nationwide arbitration panel of three former federal judges, referred to as the Arbitration Panel, hearing the dispute related to the 2003 NPM Adjustment (and related matters) issued an order, referred to as the Order, authorizing the implementation of the Term Sheet. In addition, after the Order, one additional state signed the Term Sheet on April 12, 2013; and, two additional states signed the Term Sheet on May 24, 2013. The Term Sheet is binding on all signatories.

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

In June 2014, two additional states agreed to settle the NPM Adjustment disputes on similar terms as set forth in the Term Sheet, except for certain provisions related to the determination of credits to be received by the PMs. RJR Tobacco and SFNTC, collectively, will receive credits, currently estimated to total approximately $170 million, with respect to their NPM Adjustment claims from 2003 through 2012. These credits will be applied against annual payments under the MSA over a five-year period effectively beginning with the April 2014 MSA payment related to the addition of these two states. As a result, expenses for the MSA were reduced by approximately $34 million for the nine months ended September 30, 2014.

In addition, as a result of meeting the performance requirements associated with the Term Sheet, RJR Tobacco and Santa Fe, collectively, recognized additional credits of $82 million and $69 million for the three months ended September 30, 2014 and 2013, respectively, and $236 million and $201 million for the nine months ended September 30, 2014 and 2013, respectively. RJR Tobacco expects to recognize additional credits through 2017, and Santa Fe expects to recognize additional credits through 2016.

For additional information related to the NPM Adjustment settlement, see “—Litigation Affecting the Cigarette Industry —State Settlement Agreements—Enforcement and Validity; Adjustments” in note 10.

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

The components of the pension benefits and the postretirement benefits are set forth below:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$5	$5	$—	$1	$16	$17	$1	$2
Interest cost	67	61	13	12	200	185	40	37
Expected return on plan assets	(90)	(87)	(3)	(3)	(271)	(263)	(9)	(8)
Amortization of prior service cost (credit)	—	1	(10)	(10)	2	3	(31)	(31)

Total benefit cost (credit)	$(18)	$(20)	$—	$—	$(53)	$(58)	$1	$—

RAI disclosed in its financial statements for the year ended December 31, 2013, that it expected to contribute $109 million to its pension plans in 2014. As of September 30, 2014, RAI expects to contribute approximately $10 million to its pension plans in 2014, of which $8 million was contributed during the first nine months of 2014.

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

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board, referred to as the FASB, issued guidance for discontinued operations, which changes the criteria for determining which disposals should be presented as discontinued operations, modifies related disclosure requirements and requires new disclosures of certain other disposals that do not meet the definition of a discontinued operation. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted, but only for those disposals that have not been reported in financial statements previously issued or available for guidance. The adoption of the amended guidance is not expected to have a material impact on RAI’s results of operations, cash flows or financial position.

In May 2014, the FASB issued amended guidance that replaces most existing GAAP revenue recognition guidance. The amended guidance is effective for RAI for interim and annual reporting periods beginning on January 1, 2017, and permits the use of either the retrospective or cumulative effect transition method. Early adoption is prohibited. RAI is evaluating the effect that this guidance will have on its consolidated financial statements and related disclosures.

Note 2 – Proposed Transactions

On July 15, 2014, RAI, a wholly owned subsidiary of RAI, referred to as Merger Sub, and Lorillard, Inc., referred to as Lorillard, entered into an agreement and plan of merger, referred to as the Merger Agreement, pursuant to which RAI agreed to acquire Lorillard in a cash and stock transaction, referred to as the Merger, valued at $27.4 billion (based on the closing price of RAI common stock on July 14, 2014), including the assumption of net debt. Upon completion of the Merger, each share of Lorillard common stock will be converted into the right to receive (1) 0.2909 of a share of RAI common stock plus (2) $50.50 in cash, collectively referred to as the Merger Consideration.

Also on July 15, 2014, RAI entered into an asset purchase agreement, referred to as the Asset Purchase Agreement, with Imperial Tobacco Group PLC, referred to as Imperial, and a wholly owned subsidiary of Imperial, referred to as Imperial Sub, pursuant to which Imperial Sub agreed to purchase the cigarette brands WINSTON, KOOL and SALEM (and, under certain circumstances, DORAL) owned by RAI subsidiaries, the cigarette brand Maverick and “e-vapor” brand blu (including SKYCIG) owned by Lorillard subsidiaries, and other assets, and agreed to assume certain liabilities for a total consideration of approximately $7.1 billion. The closing of the sale of these assets, referred to as the Divestiture, to Imperial Sub is conditioned upon, among other things, RAI’s completion of the Merger and the approval of the Divestiture by Imperial’s shareholders.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In connection with these agreements, on July 15, 2014, BAT, RAI’s largest shareholder, and RAI entered into a subscription and support agreement, referred to as the Subscription Agreement, pursuant to which (1) BAT, directly or indirectly through one or more of its wholly owned subsidiaries, will subscribe for and purchase, at a price of approximately $4.7 billion in the aggregate, shares of RAI common stock sufficient to maintain BAT’s approximately 42% beneficial ownership in RAI (the foregoing purchase is referred to as the Share Purchase) and (2) BAT will cause all shares of RAI beneficially owned by BAT to be voted in favor of the issuance of the additional shares of RAI common stock contemplated by the Merger Agreement and Subscription Agreement. The issuance of these additional shares of RAI common stock as consideration to Lorillard shareholders in the Merger and to BAT in the Share Purchase is referred to as the Share Issuance.

The proposed transactions referred to above, referred to collectively as the Proposed Transactions, are subject to customary closing conditions, including shareholder and regulatory approvals. The Merger Agreement contains certain other termination rights for each of RAI and Lorillard, including the right of each party to terminate the Merger Agreement if the Merger has not been completed by July 15, 2015, subject to an automatic six month extension if, on July 15, 2015, the Merger has not yet received antitrust approval or certain specified legal restraints are in place but all other closing conditions have been satisfied.

In addition, on September 23, 2014, in accordance with the previously announced commitment letter, RAI entered into a bridge credit agreement, referred to as the Bridge Facility, with JPMorgan Chase Bank, N.A., Citibank, N.A., J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and various other lending institutions party thereto to provide a 364-day senior unsecured term loan bridge facility in an aggregate principal amount of up to $9 billion (subject to the satisfaction or waiver of the conditions stated therein) for the purpose of financing part of the cash portion of the Merger Consideration and related fees and expenses in connection with the transactions contemplated by the Merger Agreement. For additional information, see note 9.

Note 3 — Fair Value

Financial assets carried at fair value as of September 30, 2014, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$1,199	$—	$—	$1,199
Other assets and deferred charges:
Auction rate securities	—	—	80	80
Mortgage-backed security	—	—	12	12
Marketable equity security	2	—	—	2

Financial assets carried at fair value as of December 31, 2013, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$1,443	$—	$—	$1,443
Other assets and deferred charges:
Auction rate securities	—	—	76	76
Mortgage-backed security	—	—	13	13
Marketable equity security	4	—	—	4

There were no transfers between the levels for the nine months ended September 30, 2014, or in the year ended December 31, 2013.

RAI has investments in auction rate securities linked to corporate credit risk, investments in auction rate securities related to financial insurance companies, an investment in a mortgage-backed security and an investment in a marketable equity security. The unrealized gains and losses, net of tax, were included in accumulated other

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

comprehensive loss in RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2014, and consolidated balance sheet as of December 31, 2013. The funds associated with the auction rate securities will not be accessible until a successful auction occurs or a buyer is found.

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

RAI determined the change in the fair value of the investment in a marketable equity security using quoted market prices as of September 30, 2014.

Financial assets classified as Level 3 investments were as follows:

	September 30, 2014			December 31, 2013
	Cost	Gross Unrealized Loss (1)	Estimated Fair Value	Cost	Gross Unrealized Loss(1)	Estimated Fair Value
Auction rate securities	$99	$(19)	$80	$99	$(23)	$76
Mortgage-backed security	19	(7)	12	20	(7)	13

	$118	$(26)	$92	$119	$(30)	$89

(1)

Unrealized losses, net of tax, are reported in accumulated other comprehensive loss in RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2014, and consolidated balance sheet as of December 31, 2013.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The changes in the Level 3 investments during the nine months ended September 30, 2014, were as follows:

	Auction Rate Securities
	Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value
Balance as of January 1, 2014	$99	$(23)	$76
Unrealized gain	—	4	4

Balance as of September 30, 2014	$99	$(19)	$80

	Mortgage-Backed Security
	Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value
Balance as of January 1, 2014	$20	$(7)	$13
Redemptions	(1)	—	(1)

Balance as of September 30, 2014	$19	$(7)	$12

Fair Value of Debt

The estimated fair value of RAI’s outstanding debt, in the aggregate, was $5.7 billion and $5.2 billion, with an effective average annual interest rate of approximately 4.3% and 4.5%, as of September 30, 2014, and December 31, 2013, respectively. The fair values are based on available market quotes, credit spreads and discounted cash flows, as appropriate.

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

In September 2013, RAI called for the redemption of, among other RAI notes, the $775 million outstanding principal amount of 7.625% notes due in 2016. Approximately $450 million of this outstanding principal amount was included in the interest rate swap agreements described above. As a result of this action and the maturity of debt in June 2012, RAI had $700 million of previously swapped outstanding fixed rate debt with an effective rate of interest of approximately 3.8%, as of September 30, 2014, and December 31, 2013.

In May 2012, RAI entered into forward starting interest rate contracts with an aggregate notional amount of $1 billion. RAI designated those derivatives as cash flow hedges of a future debt issuance, and they were determined to be highly effective at inception. The forward starting interest rate contracts mitigated RAI’s exposure to changes in the benchmark interest rate from the date of inception until the date of the forecasted transaction. On October 31, 2012, RAI completed the sale of $2.55 billion in aggregate principal amount of senior notes, consisting of $450 million of 1.05% senior notes due October 30, 2015, $1.1 billion of 3.25% senior notes due November 1, 2022, and $1 billion of 4.75% senior notes due November 1, 2042. The forward starting interest rate contracts were terminated, and $23 million in associated losses were settled with cash payments to the counterparties. The effective portion of the losses are recorded in accumulated other comprehensive loss in RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2014, and consolidated balance sheet as of December 31, 2013, and will be amortized over the life of the related debt.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The amortization of derivative instruments impacted the condensed consolidated statements of income (unaudited) as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Interest and debt expense	$(3)	$(6)	$(11)	$(19)

Note 4 — Intangible Assets

The changes in the carrying amounts of goodwill by segment were as follows:

	RJR Tobacco	American Snuff	Santa Fe	All Other	Consolidated
Goodwill	$9,065	$2,501	$197	$39	$11,802
Accumulated impairment charges	(3,763)	(28)	—	—	(3,791)

Net goodwill balance as of December 31, 2013	5,302	2,473	197	39	8,011
2014 Activity
Asset acquisition	—	—	—	7	7
Foreign currency translation	—	—	—	(1)	(1)

	—	—	—	6	6

Net goodwill balance as of September 30, 2014	$5,302	$2,473	$197	$45	$8,017

On January 1, 2014, RAI completed its acquisition of certain assets and liabilities of a research and development company, for approximately $31 million in cash. The acquired assets will be used to provide additional research and development support for RAI’s operating subsidiaries. The estimated fair value of assets acquired, primarily real and personal property, and liabilities assumed was determined and recognized. The difference between the consideration paid and the acquisition-date value of the identifiable assets acquired and liabilities assumed was recognized as goodwill, as disclosed in the table above. The financial condition and results of operations of the acquired company do not meet the materiality criteria to be reportable and are therefore included in All Other.

The carrying amounts and changes therein of trademarks and other intangible assets by segment were as follows:

	RJR Tobacco		American Snuff	Santa Fe	All Other	Consolidated
	Trademarks	Other	Trademarks	Trademarks	Other	Trademarks	Other
Finite-lived:
Balance as of December 31, 2013	$18	$20	$8	$—	$—	$26	$20
Amortization	(4)	(3)	(1)	—	—	(5)	(3)
Acquisition	—	15	—	—	—	—	15

Balance as of September 30, 2014	$14	$32	$7	$—	$—	$21	$32

Indefinite-lived:
Balance as of December 31, 2013	$977	$99	$1,136	$155	$4	$2,268	$103

Balance as of September 30, 2014	$977	$99	$1,136	$155	$4	$2,268	$103

On July 1, 2014, RJR Tobacco completed its acquisition of certain intellectual property for $15 million in cash. The intellectual property will be amortized over the remaining useful life of 15 years and is included in the RJR Tobacco segment.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details of finite-lived intangible assets were as follows:

	September 30, 2014			December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Contract manufacturing agreements	$151	$(134)	$17	$151	$(131)	$20
Trademarks	114	(93)	21	114	(88)	26
Other intangibles	15	—	15	—	—	—

	$280	$(227)	$53	$265	$(219)	$46

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Year	Amount
Remainder of 2014	$4
2015	10
2016	9
2017	8
2018	7
Thereafter	15

$53

Note 5 — Restructuring

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

As of September 30, 2014, $104 million had been utilized to date. Accordingly, in the condensed consolidated balance sheet (unaudited) as of September 30, 2014, $32 million was included in other current liabilities and $13 million was included in other noncurrent liabilities.

The changes in the restructuring liability were as follows:

Employee Severance and Benefits
Balance as of December 31, 2012	$71
Utilized in 2013	(14)

Balance as of December 31, 2013	57
Utilized in 2014	(12)

Balance as of September 30, 2014	$45

Note 6 — Income Per Share

The components of the calculation of income per share were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Income from continuing operations	$467	$457	$1,297	$1,426
Income from discontinued operations	—	—	25	—

Net income	$467	$457	$1,322	$1,426

Basic weighted average shares, in thousands	531,284	542,631	533,786	546,768
Effect of dilutive potential shares:
Restricted stock units	1,633	2,019	1,735	1,933

Diluted weighted average shares, in thousands	532,917	544,650	535,521	548,701

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 7 — Inventories

The major components of inventories were as follows:

	September 30, 2014	December 31, 2013
Leaf tobacco	$962	$1,049
Other raw materials	88	66
Work in process	71	70
Finished products	161	130
Other	28	18

Total	1,310	1,333
Less LIFO allowance	202	206

	$1,108	$1,127

RJR Tobacco performs its annual LIFO inventory valuation at December 31. Interim periods represent an estimate of the expected annual valuation.

Note 8 — Income Taxes

The provision for income taxes from continuing operations was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Provision for income taxes from continuing operations	$280	$263	$756	$855
Effective tax rate	37.5%	36.5%	36.8%	37.5%

The effective tax rate for the three months ended September 30, 2014, as compared with the same prior-year period, was unfavorably impacted by an increase in tax attributable to nondeductible costs related to the Proposed Transactions. The effective tax rate for the nine months ended September 30, 2014, as compared with the same prior-year period, was favorably impacted by a decrease in uncertain tax positions related to a federal audit settlement and an increase in the domestic production activities deduction of the American Jobs Creation Act of 2004, partially offset by the unfavorable impact of tax attributable to nondeductible costs related to the Proposed Transactions. The effective tax rate for each period differed from the federal statutory rate of 35% due to the impact of state taxes and certain nondeductible items.

The audit of the 2010 and 2011 tax years by the Internal Revenue Service was closed on February 27, 2014. A tax benefit of $25 million attributable to a decrease in uncertain tax positions was recorded in discontinued operations.

Note 9 — Borrowing Arrangements

RAI Notes

As of September 30, 2014, there were no current maturities of long-term debt.

Credit Agreement

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

The Credit Agreement also contains a restrictive covenant that limits the amount of debt that may be incurred by non-guarantor subsidiaries, together with certain financial covenants. The restrictive covenants in the Credit Agreement are subject to a number of qualifications and exceptions. The financial covenant levels in the Credit Agreement are 3.00 to 1.00 for the consolidated leverage ratio, prior to the effect of the First Amendment to the Credit Agreement, as described below, and 4.00 to 1.00 for the consolidated interest coverage ratio. In addition, the maturity date of the Credit Agreement is October 8, 2017, which date may be extended, with the agreement of the requisite lenders, by one additional year. The Credit Agreement contains customary events of default, including upon a change in control, as defined therein, that could result in the acceleration of all amounts and cancellation of all commitments outstanding under the Credit Agreement.

RAI is able to use the revolving credit facility under the Credit Agreement for borrowings and issuances of letters of credit at its option, subject to a $300 million sublimit on the aggregate amount of letters of credit. Issuances of letters of credit reduce availability under such revolving credit facility.

Under the terms of the Credit Agreement, RAI is required to pay a facility fee of between 0.125% and 0.30% per annum on the lender commitments in respect of the revolving credit facility thereunder, based generally on the ratings of RAI’s senior, unsecured, long-term indebtedness.

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

On August 7, 2014, RAI entered into the First Amendment to Credit Agreement, referred to as the First Amendment, with the other parties to the Credit Agreement. The First Amendment, among other things:

•

amends the consolidated leverage ratio of the Credit Agreement to increase such level from 3.00 to 1.00 to 4.50 to 1.00 (and to provide certain subsequent incremental decreases in such new level at and during the times specified in the First Amendment), with the initial increase taking effect on the last day of RAI’s fiscal quarter in which the closing of the Merger occurs;

•

amends and restates the definition of Consolidated EBITDA, which term is used in the calculation of the consolidated interest coverage ratio and consolidated leverage ratio financial covenants contained in the Credit Agreement;

•	adds certain new defined terms to the Credit Agreement; and

•	amends certain restrictive covenants of the Credit Agreement by providing for one or more additional exceptions to such covenants.

The First Amendment accommodates or permits the Proposed Transactions. For additional information, see note 2.

In the second quarter of 2014, RAI borrowed $1 billion under the revolving credit facility. During the first nine months of 2014, RAI repaid $600 million under the revolving credit facility. The outstanding balance at September 30, 2014, of $400 million bears interest at the annual rate of 1.46%.

As of September 30, 2014, there were $5 million of letters of credit outstanding under the Credit Agreement.

Bridge Facility

On September 23, 2014, in accordance with the previously announced commitment letter, RAI entered into the Bridge Facility with JPMorgan Chase Bank, N.A., as Administrative Agent and a lender, Citibank, N.A., as Syndication Agent and a lender, J.P. Morgan Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, and various other lending institutions party thereto as lenders, collectively referred to as the Lenders, pursuant to which the Lenders have agreed, subject to the terms and conditions set forth in the Bridge Facility, to provide a term loan in an aggregate principal amount of up to $9 billion for the purpose of financing part of the cash portion of the Merger Consideration and related fees and expenses in connection with the transactions contemplated by the Merger Agreement.

RAI currently intends to finance the cash portion of the Merger Consideration, and related fees and expenses, with available cash, up to $500 million in borrowings under the Credit Agreement, proceeds from the issuance of debt securities, the proceeds from the Divestiture and Share Purchase and, only to the extent necessary, borrowings under the Bridge Facility. RAI intends to pursue financing that would replace or supplement financing available under the Bridge Facility. There can be no assurance that any replacement or supplemental financing will be available at all or on acceptable terms. The amount of the Bridge Facility available at closing is subject to reduction in accordance with its terms, including, but not limited to, reduction upon the issuance of debt and/or equity securities used to finance the Merger and related fees and expenses (subject to certain exceptions, including equity securities issued in the Share Issuance).

Borrowings under the Bridge Facility bear interest at a rate per annum equal to, at RAI’s election:

•	an adjusted London interbank offered rate for a one, two, three or six month period; or

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

•

the greatest of the (1) prime rate, (2) federal funds effective rate plus 50 basis points or (3) one-month adjusted London interbank offered rate plus 100 basis points, plus, in each case, an applicable margin ranging from 50 to 275 basis points that depends upon RAI’s index debt rating established by rating services and the length of time that elapses from initial funding of the Bridge Facility until repayment thereof.

The Bridge Facility may be drawn only in a single drawing upon the closing of the Merger, matures 364 days after such date and may be prepaid (but not reborrowed) without premium or penalty. The obligations of RAI under the Bridge Facility are unsecured.

The Bridge Facility contains restrictive covenants that are substantially similar to those contained in the Credit Agreement, as amended by the First Amendment.

Borrowings under the Bridge Facility are subject to certain conditions, including:

•	the completion of the Merger, the Share Purchase and the Divestiture;

•	the absence of a “Company Material Adverse Effect”, as defined in the Merger Agreement, where “Company” refers to Lorillard;

•	RAI’s delivery to the Bridge Facility agents or filing with the SEC of certain financial statements;

•	RAI’s performance of certain activities in connection with the contemplated issuance of debt securities to finance the Merger and related fees and expenses; and

•

the accuracy at the funding of the Bridge Facility of certain representations and warranties, including the accuracy of such of Lorillard’s representations and warranties as are material to the interests of the Lenders, but only to the extent RAI or Merger Sub have the right to terminate their obligations under the Merger Agreement because of such inaccuracy.

Under the terms of the Bridge Facility, RAI is required to pay certain customary fees to the Lenders as provided therein and in certain fee letters.

Certain of RAI’s subsidiaries, including its Material Subsidiaries, as such term is defined in the Bridge Facility, have guaranteed, on an unsecured basis, RAI’s obligations under the Bridge Facility (such subsidiaries are referred to as the Guarantors), pursuant to a Subsidiary Guarantee Agreement, dated as of September 23, 2014, referred to as the Subsidiary Guarantee, entered into by the Guarantors in favor of the Administrative Agent under the Bridge Facility and the Lenders. Following the completion of the Merger, any Material Subsidiaries acquired directly or indirectly by RAI in connection with the Merger will be required to enter into a joinder agreement to the Subsidiary Guaranty, pursuant to which such Material Subsidiaries also will guarantee RAI’s obligation under the Bridge Facility.

For additional information, see note 2.

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

RJR Tobacco and its affiliates believe that they have valid defenses to the smoking and health tobacco litigation claims against them, as well as valid bases for appeal of adverse verdicts against them. RAI, RJR Tobacco and their affiliates and indemnitees have, through their counsel, filed pleadings and memoranda in pending smoking and health tobacco litigation that set forth and discuss a number of grounds and defenses that they and their counsel believe have a valid basis in law and fact. With the exception of Engle Progeny cases, described below, RJR Tobacco and its affiliates and indemnitees continue to win the majority of smoking and health tobacco litigation claims that reach trial, and a very high percentage of the tobacco-related litigation claims brought against them, including Engle Progeny cases, continue to be dismissed at or before trial. Based on their experience in smoking and health tobacco litigation and the strength of the defenses available to them in such litigation, RJR Tobacco and its affiliates believe that their successful defense of smoking and health tobacco litigation in the past will continue in the future.

An accrual of $12.6 million has been recorded in RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2014. This amount includes $2.6 million for compensatory damages, attorneys’ fees and statutory interest for the following Engle Progeny cases – $840,000 for compensatory damages and $238,000 for attorneys’ fees and statutory interest for Hiott, Starr-Blundell and Clayton, $1.56 million for attorneys’ fees and statutory interest for Ward, the judgment of which was paid in January 2014, and $10 million for estimated costs in connection with the U.S. Department of Justice case, described below. During the third quarter of 2014, aggregate payments of $12.5 million were made: $10 million for compensatory and punitive damages and $1.9 million for attorneys’ fees and statutory interest in satisfaction of the adverse judgment in the Crawford case, described below, and $560,000 for attorneys’ fees and statutory interest in the Mack and Townsend cases, the judgments of which were paid in June 2014. No other liabilities for pending smoking and health litigation have been recorded as of September 30, 2014. As other cases proceed through the appellate process, RAI will evaluate the need for further accruals on an individual case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.

It is the policy of RJR Tobacco and its affiliates to defend tobacco-related litigation claims vigorously; generally, RJR Tobacco and its affiliates and indemnitees do not settle such claims.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

However, RJR Tobacco and its affiliates may enter into settlement discussions in some cases, if they believe it is in their best interests to do so. Exceptions to this general approach include actions taken pursuant to “offer of judgment” statutes, as described below in “ — Litigation Affecting the Cigarette Industry,” as well as other historical examples discussed below.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

American Snuff Co. also believes that it has valid defenses to the smokeless tobacco products litigation against it. American Snuff Co. asserted and will continue to assert some or all of these defenses in each case at the time and in the manner deemed appropriate by American Snuff Co. and its counsel. No verdict or judgment has been returned or entered against American Snuff Co. on any claim for personal injuries allegedly resulting from the use of smokeless tobacco products. American Snuff Co. intends to defend vigorously all smokeless tobacco litigation claims asserted against it. No liability for pending smokeless tobacco litigation was recorded in RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2014.

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

Although RJR Tobacco believes that it has valid bases for appeals of adverse verdicts in its pending cases, and RJR Tobacco and RAI believe they have valid defenses to all actions, and intend to defend them vigorously, it is possible that there could be further adverse developments in pending cases, and that additional cases could be decided unfavorably against RAI, RJR Tobacco or their affiliates or indemnitees. Determinations of liability or adverse rulings in such cases or in similar cases involving other cigarette manufacturers as defendants, even if such judgments are not final, could have a material adverse effect on the litigation against RJR Tobacco or its affiliates or indemnitees and could encourage the commencement of additional tobacco-related litigation. RJR Tobacco and its affiliates also may enter into settlement discussions in some cases, if they believe it is in their best interests to do so. In addition, a number of political, legislative, regulatory and other developments relating to the tobacco industry and cigarette smoking have received wide media attention. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.

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

Litigation Affecting the Cigarette Industry

Overview

Introduction. In connection with the B&W business combination, RJR Tobacco agreed to indemnify B&W and its affiliates against, among other things, certain litigation liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. Accordingly, the cases discussed below include cases brought against RJR Tobacco and its affiliates, including RAI and RJR; and against B&W.

During the third quarter of 2014, 11 tobacco-related cases, including one Engle Progeny case, were served against RJR Tobacco or its affiliates or indemnitees. On September 30, 2014, there were 175 cases pending against RJR Tobacco or its affiliates or indemnitees: 159 in the United States and 16 in Canada, as compared with 165 total cases on September 30, 2013. The U.S. case number does not include the approximately 564 individual smoker cases

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

pending in West Virginia state court as a consolidated action, 4,069 Engle Progeny cases, involving approximately 5,171 individual plaintiffs, and 2,570 Broin II cases (as hereinafter defined), pending in the United States against RJR Tobacco or its affiliates or indemnitees. Of the U.S. cases pending on September 30, 2014, 16 are pending in federal court, 142 in state court and 1 in tribal court, primarily in the following states: Maryland (28 cases); Florida (25 cases); Missouri (18 cases); and New York (14 cases).

The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco or its affiliates or indemnitees as of September 30, 2014, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees as of June 30, 2014, as reported in RAI’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014, filed with the SEC on July 29, 2014, and a cross-reference to the discussion of each case type.

Case Type	RJR Tobacco’s U.S. Case Numbers as of September 30, 2014	Change in Number of Cases Since June 30, 2014 Increase/(Decrease)	Page Reference
Individual Smoking and Health	95	(4)	30
West Virginia IPIC (Number of Plaintiffs)*	1 (approx. 564)	No change	31
Engle Progeny (Number of Plaintiffs)**	4,069 (approx. 5,171)	(796) (802)***	31
Broin II	2,570	(2)	44
Class Action	17	9	44
Health-Care Cost Recovery	2	No change	47
State Settlement Agreements—Enforcement and Validity; Adjustments	30	No change	54
Antitrust	1	No change	58
Other Litigation and Developments	13	No change	59

*	Includes as one case the approximately 564 cases pending as a consolidated action In Re: Tobacco Litigation Individual Personal Injury Cases, sometimes referred to as West Virginia IPIC cases, described below. The West Virginia IPIC cases have been separated from the Individual Smoking and Health cases for reporting purposes.
**	The Engle Progeny cases have been separated from the Individual Smoking and Health cases for reporting purposes. The number of cases has decreased as the result of many of the federal and state court cases being dismissed or duplicate actions being consolidated.
***	On September 10, 2014, the Eleventh Circuit affirmed the dismissal of 750 Engle Progeny cases pending in federal court: 588 personal injury suits filed on behalf of deceased smokers, 160 loss of consortium cases, and two wrongful death cases filed more than two years after the smoker’s death.

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

In the wake of Engle, thousands of individual progeny actions were filed in federal and state courts in Florida. Such actions are commonly referred to as “Engle Progeny” cases. As of September 30, 2014, 944 Engle Progeny cases were pending in federal court, and 3,125 of them were pending in state court. These cases include approximately 5,171 plaintiffs. In addition, as of September 30, 2014, RJR Tobacco was aware of 16 additional Engle Progeny cases that had been filed but not served. One hundred eleven Engle Progeny cases have been tried

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

in Florida state and federal courts since 2011, and numerous state court trials are scheduled for 2014. The number of pending cases fluctuates for a variety of reasons, including voluntary and involuntary dismissals. Voluntary dismissals include cases in which a plaintiff accepts an “offer of judgment,” referred to in Florida statutes as “proposals for settlement,” from RJR Tobacco and/or its affiliates. An offer of judgment, if rejected by the plaintiff, preserves RJR Tobacco’s right to recover attorneys’ fees under Florida law in the event of a verdict favorable to RJR Tobacco. Such offers are sometimes made through court-ordered mediations.

In Engle Progeny cases tried to date, a central issue has been the proper use of the preserved Engle findings. RJR Tobacco has argued that use of the Engle findings to establish individual elements of progeny claims (such as defect, negligence and concealment) is a violation of federal due process. In 2013, however, both the Florida Supreme Court and the U.S. Court of Appeals for the Eleventh Circuit, referred to as the Eleventh Circuit, rejected that argument. In addition to this global due process argument, RJR Tobacco raises many other factual and legal defenses as appropriate in each case. These defenses may include, among other things, arguing that the plaintiff is not a proper member of the Engle class, that the plaintiff did not rely on any statements by any tobacco company, that the trial was conducted unfairly, that some or all claims are preempted or barred by applicable statutes of limitation or statutes of repose, or that any injury was caused by the smoker’s own conduct.

Twenty-five Engle Progeny cases have become final to date. These cases resulted in aggregate payments by RJR Tobacco of $198.9 million ($150.1 million for compensatory and punitive damages and $48.8 million for attorneys’ fees and statutory interest). During the third quarter of 2014, aggregate payments of $12.5 million were made: $10 million for compensatory and punitive damages and $1.9 million for attorneys’ fees and statutory interest in satisfaction of the adverse judgment in the Crawford case, described below, and $560,000 for attorneys’ fees and statutory interest in the Mack and Townsend cases, the judgments of which were paid in June 2014. Based on RJR Tobacco’s evaluation, an accrual of $2.6 million ($840,000 for compensatory damages and $238,000 for attorneys’ fees and statutory interest for Hiott, Starr-Blundell and Clayton, and $1.56 million for attorneys’ fees and statutory interest for Ward, the judgment of which was paid in January 2014) was recorded in RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2014. The following chart reflects the details related to Hiott, Starr-Blundell and Clayton:

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Compensatory Damages (as adjusted)(1)	Punitive Damages	Appeal Status
Hiott	40%	$730,000	$—	Notice to invoke jurisdiction of Florida Supreme Court pending; stayed pending resolution of Hess v. Philip Morris USA Inc.
Starr-Blundell	10%	50,000	—	Pending – First DCA
Clayton	10%	60,000	—	Pending – First DCA

Totals		$840,000	$—

(1)

Compensatory damages are adjusted to reflect the reduction required by the allocation of fault. Punitive damages are not adjusted and reflect the amount of the final judgment(s) signed by the trial court judge(s). The amounts listed above do not include attorneys’ fees or statutory interest.

The following chart reflects verdicts in all other individual Engle Progeny cases, pending as of September 30, 2014, in which a verdict has been returned against RJR Tobacco or B&W, or both, and has not been set aside on appeal. No liability for any of these cases has been recorded in RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2014. This chart does not include the mistrials or verdicts returned in favor of RJR Tobacco or B&W, or both.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Compensatory Damages (as adjusted)(1)		Punitive Damages	Appeal Status
Cohen	33.3%	$3,330,000		$—	Punitive damages of $10 million set aside; remanded for partial new trial; notice to invoke jurisdiction of Florida Supreme Court pending; stayed pending resolution of Hess v. Philip Morris USA Inc.
Putney	30%	—		—	Reversed and remanded for further proceedings; notice to invoke jurisdiction of Florida Supreme Court pending; stayed pending resolution of Hess v. Philip Morris USA Inc.
Buonomo	77.5%	4,060,000		—	Punitive damages of $25 million set aside; remanded for new trial; notice to invoke jurisdiction of Florida Supreme Court pending; stayed pending resolution of Hess v. Philip Morris USA Inc.
Webb	90%	—		—	Reversed and remanded for new trial on damages; new trial scheduled for November 3, 2014
Andy Allen	45%	—		—	Reversed and remanded for new trial; new trial scheduled for November 3, 2014
Jewett	20%	—		—	Reversed and remanded for new trial; new trial has not been scheduled
Soffer	40%	2,000,000		—	Pending – Florida Supreme Court
Ciccone	30%	1,000,000		—	Pending – Florida Supreme Court
Hallgren	25%	500,000		750,000	Notice to invoke jurisdiction of Florida Supreme Court pending; stayed
Calloway	27%	16,100,000	(2)	17,250,000	Pending – Fourth DCA
Hancock	5%	700		—	Pending – Fourth DCA
Sikes	51%	3,520,000		2,000,000	Notice to invoke jurisdiction of Florida Supreme Court pending; stayed pending resolution of Hess v. Philip Morris USA Inc.
James Smith	55%	600,000	(2)	20,000	Pending – Eleventh Circuit
Schlenther	50%	5,030,000	(2)	2,500,000	Second DCA affirmed, per curiam; motion for written opinion pending
Ballard	55%	5,000,000		—	Pending – Third DCA
Virginia Williams	85%	4,250,000		—	Third DCA affirmed; motion for rehearing en banc pending
Evers	60%	1,938,000		—	Punitive damages of $12.4 million set aside by trial court; pending – Second DCA
Schoeff	75%	7,875,000		30,000,000	Pending – Fourth DCA
Marotta	58%	3,480,000		—	Pending – Fourth DCA
Searcy	30%	1,000,000	(2)	1,670,000	Pending – Eleventh Circuit
Aycock	72.5%	4,277,000		—	Pending – Eleventh Circuit
Earl Graham	20%	550,000		—	Pending – Eleventh Circuit
Odum	50%	100,000		—	Pending – First DCA
Skolnick	30%	767,000		—	Pending – Fourth DCA
Thibault	70%	1,750,000	(2)	1,275,000	Pending – First DCA
Grossman	75%	15,350,000	(2)	22,500,000	Pending – Fourth DCA
Gafney	33%	1,914,000		—	Pending – Fourth DCA
Harford	18%	59,000		—	Post-trial motions are pending(3)
Cheeley	50%	1,500,000		2,000,000	Pending – Fourth DCA
Goveia	35%	297,500		2,250,000	Pending – Fifth DCA

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Bowden	30%	1,500,000		—	Pending – First DCA
Burkhart	25%	2,500,000	(2)	1,250,000	Post-trial motions denied; pending – Eleventh Circuit
Bakst	75%	4,503,000		14,000,000	Post-trial motions denied; pending – Fourth DCA
Robinson	70.5%	16,900,000		23,600,000,000	Post-trial motions are pending(3)
Harris	15%	239,000		—	Post-trial motions are pending(3)
Wilcox	70%	4,900,000		8,500,000	Post-trial motions are pending(3)
Irimi	14.5%	453,000		—	Post-trial motions are pending(3)
Hubbird	50%	3,000,000		25,000,000	Final judgment has not been entered; Post-trial motions are pending(3)
Lourie	3%	41,000		—	Post-trial motions are pending(3)

Totals		$120,284,200		$23,730,965,000

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

As of September 30, 2014, outstanding judgments in favor of the Engle Progeny plaintiffs have been entered and remain outstanding against RJR Tobacco in the amount of $120,284,200 in compensatory damages (as adjusted) and in the amount of $23,730,965,000 in punitive damages, for a total of $23,851,249,200. Excluding the Robinson case, where a jury awarded $16.9 million in compensatory damages and $23.6 billion in punitive damages and where post-trial motions are pending before the trial court, outstanding judgments in favor of the Engle Progeny plaintiffs have been entered and remain outstanding against RJR Tobacco in the amount of $103,384,200 in compensatory damages (as adjusted) and in the amount of $130,965,000 in punitive damages, for a total of $234,349,200. All of these verdicts are at various stages in the appellate process. RJR Tobacco continues to believe that it has valid defenses in these cases, including case-specific issues beyond the due process issue discussed above. It is the policy of RJR Tobacco and its affiliates to vigorously defend all smoking and health claims, including in Engle Progeny cases.

Should RJR Tobacco not prevail in any particular individual Engle Progeny case or determine that in any individual Engle Progeny case an unfavorable outcome has become probable and the amount can be reasonably estimated, a loss would be recognized, which could have a material adverse effect on earnings and cash flows of RAI in a particular quarter or year. This position on loss recognition for Engle Progeny cases as of September 30, 2014, is consistent with RAI’s and RJR Tobacco’s historic position on loss recognition for other smoking and health litigation. It is also the policy of RJR Tobacco to record any loss concerning litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated on an individual case-by-case basis.

In the U.S. Department of Justice case, brought in 1999 in the U.S. District Court for the District of Columbia, the government sought, among other forms of relief, the disgorgement of profits pursuant to the civil provisions of RICO. The U.S. Court of Appeals for the District of Columbia ruled in 2005 that disgorgement is not an available remedy in the case. The bench trial ended in June 2005, and the court, in August 2006, issued its ruling, among other things, finding certain defendants, including RJR Tobacco and B&W, liable for the RICO claims, imposing no direct financial penalties on the defendants, but ordering the defendants to make certain “corrective communications” in a variety of media and enjoining the defendants from using certain brand descriptors. Both sides appealed to the U.S. Court of Appeals for the District of Columbia. In May 2009, the U.S. Court of Appeals largely affirmed the findings against the tobacco company defendants and remanded to the trial court for further proceedings. The U.S. Supreme Court denied the parties’ petitions for writ of certiorari in June 2010. In June 2014, the district court issued an implementation order for the corrective-statements remedy. That order stays implementation until the exhaustion of the defendants’ appeal challenging the legality of the corrective statements. Additional remand proceedings remain ongoing.

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

Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. It is likely that RJR Tobacco and other cigarette manufacturers will have an increased number of tobacco-related trials in 2014. There are five cases, exclusive of Engle Progeny cases, scheduled for trial as of September 30, 2014 through September 30, 2015, for RJR Tobacco or its affiliates and indemnitees: one non-smoking and health case and four individual smoking and health cases. There are 65 Engle Progeny cases against RJR Tobacco and/or B&W set for trial through September 30, 2015, but it is not known how many of these cases will actually be tried.

Trial Results. From January 1, 2011 through September 30, 2014, 116 smoking and health, Engle Progeny and health-care cost recovery cases in which RJR Tobacco or B&W were defendants were tried, including seven trials for cases where mistrials were declared in the original proceedings. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 60 cases, including 17 mistrials, tried in Florida (57), Missouri (1) and West Virginia (2). Verdicts in favor of the plaintiffs were returned in 52 cases tried in Florida and one in New York. Three cases in Florida were dismissed during trial.

In the third quarter of 2014, 11 Engle Progeny cases in which RJR Tobacco was a defendant were tried:

•

In Robinson v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, Michael Johnson, Sr., to be 29.5% at fault and RJR Tobacco to be 70.5% at fault and awarded $16.9 million in compensatory damages and $23.6 billion in punitive damages.

•

In Harris v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff. The jury allocated fault: (1) for the survival claim as follows: decedent – 60%, RJR Tobacco – 15%, and the remaining defendants collectively – 25%, and (2) for the wrongful death claim as follows: decedent – 70%, RJR Tobacco – 10%, and the remaining defendants collectively – 20%. The jury awarded $400,000 in compensatory damages for the wrongful death claim and $1.3 million in compensatory damages for the survival claim. Punitive damages were not awarded.

•

In Gore v. R. J. Reynolds Tobacco Co., the court declared a mistrial because the jury returned a potentially inconsistent verdict. The jury found for the plaintiff on liability, but awarded no compensatory damages and determined that the plaintiff was entitled to punitive damages.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

•

In Wilcox v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, Cleston Wilcox, to be 30% at fault and RJR Tobacco to be 70% at fault, and awarded $7 million in compensatory damages and $8.5 million in punitive damages.

•

In Irimi v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, Dale Moyer, to be 70% at fault, RJR Tobacco to be 14.5% at fault, and the remaining defendants collectively to be 15.5% at fault, and awarded approximately $3.1 million in compensatory damages. Punitive damages were not awarded.

•

In Hubbird v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, David Ellsworth, to be 50% at fault and RJR Tobacco to be 50% at fault, and awarded $3 million in compensatory damages and $25 million in punitive damages.

•	In Cooper v. R. J. Reynolds Tobacco Co., the court declared a mistrial because the jury was unable to reach a verdict.

•	In Baum v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants, including RJR Tobacco.

•	In Ellis v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco.

•	In Morse v. R. J. Reynolds Tobacco Co., the court declared a mistrial because of improper testimony by the plaintiff’s addiction witness.

•	In Bryant v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco.

In addition, since the end of the third quarter of 2014, a decision was entered in the following Engle Progeny case:

•

In Lourie v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, Barbara Lourie, to be 63% at fault, RJR Tobacco to be 3% at fault and the remaining defendants collectively to be 34% at fault, and awarded approximately $1.37 million in compensatory damages. Punitive damages were not awarded.

For a detailed description of the above-described cases, see “— Engle and Engle Progeny Cases” below.

In the third quarter of 2014, no non-Engle Progeny individual smoking and health cases in which RJR Tobacco was a defendant were tried.

The following chart reflects the verdicts in the non-Engle Progeny smoking and health cases or health-care cost recovery cases that have been tried and remain pending as of September 30, 2014, in which verdicts have been returned against RJR Tobacco or B&W, or both. For information on the verdicts in the Engle Progeny cases that have been tried and remain pending as of September 30, 2014, in which verdicts have been returned against RJR Tobacco or B&W, or both, see the Engle Progeny cases chart above. For information on the post-trial status of individual smoking and health cases and the governmental health-care cost recovery case, see “— Individual Smoking and Health Cases,” and “—Health-Care Cost Recovery Cases – U.S. Department of Justice Case,” respectively, below:

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

Individual Smoking and Health Cases

As of September 30, 2014, 95 individual cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II, Engle Progeny or West Virginia IPIC cases discussed below. A total of 93 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining two cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to environmental tobacco smoke, referred to as ETS.

Below is a description of the non-Engle Progeny individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2014 to September 30, 2014, or remained on appeal as of September 30, 2014.

On May 26, 2010, the jury returned a verdict in favor of the plaintiff in Izzarelli v. R. J. Reynolds Tobacco Co., a case filed in December 1999 in the U.S. District Court for the District of Connecticut. The plaintiff sought to recover damages for personal injuries that the plaintiff alleges she sustained as a result of unsafe and unreasonably dangerous cigarette products and for economic losses she sustained as a result of unfair trade practices of the defendant. The jury found RJR Tobacco to be 58% at fault and the plaintiff to be 42% at fault, awarded $13.9 million in compensatory damages and found the plaintiff to be entitled to punitive damages. In December 2010, the court awarded the plaintiff $3.97 million in punitive damages. Final judgment was entered in December 2010, in the amount of $11.95 million. The court granted the plaintiff’s motion for offer of judgment interest, and awarded the plaintiff $15.8 million for the period of December 6, 1999 up to and including December 5, 2010, and approximately $4,000 per day thereafter until an amended judgment was entered. The amended judgment was entered in the amount of approximately $28.1 million in March 2011. RJR Tobacco filed a notice of appeal in September 2011, and the plaintiff thereafter cross appealed with respect to the punitive damages award. In September 2013, the U.S. Court of Appeals for the Second Circuit issued an opinion that certified the following question to the Connecticut Supreme Court: “Does Comment i to section 402A of the Restatement (Second) of Torts preclude a suit premised on strict products liability against a cigarette manufacturer based on evidence that the defendant purposefully manufactured cigarettes to increase daily consumption without regard to the resultant increase in exposure to carcinogens, but in the absence of evidence of any adulteration or contamination?” Subsequently, the plaintiff submitted a motion to the U.S. Court of Appeals for the Second Circuit to amend the certification order to add a second question to the Connecticut Supreme Court: “Does Comment i to section 402A of the Restatement (Second) of Torts preclude a claim under the [Connecticut Products Liability Act] against a cigarette manufacturer for negligence (in the design of its cigarette products)?” The Second Circuit denied the plaintiff’s motion. The Connecticut Supreme Court accepted the certified question and denied the plaintiff’s request to amend the question with the same additional question that the plaintiff proposed to the Second Circuit. The plaintiff submitted her brief on July 31, 2014. RJR Tobacco’s brief is due on November 3, 2014. The Second Circuit has retained jurisdiction over the parties’ appeals and will decide the case after the Connecticut Supreme Court has completed its proceedings.

On June 19, 2013, in Whitney v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants, including RJR Tobacco. The case was filed in January 2011, in the Circuit Court, Alachua County, Florida. The plaintiff alleged that as a result of using the defendants’ products, she suffers from lung cancer and emphysema. Final judgment was entered in July 2013. The plaintiff filed a notice of appeal to the First District Court of Appeal, and the defendants filed a notice of cross appeal in August 2013. Oral argument occurred on October 14, 2014. A decision is pending.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

West Virginia IPIC

In re: Tobacco Litigation Individual Personal Injury Cases began in 1999, in West Virginia state court, as a series of roughly 1,200 individual plaintiff cases making claims with respect to cigarettes manufactured by Philip Morris, Lorillard, RJR Tobacco, B&W and The American Tobacco Company. The cases were consolidated for a Phase I trial on various defense conduct issues, to be followed in Phase II by individual trials of any claims left standing. Over the years, approximately 600 individual plaintiff claims were dismissed for failure to comply with the case management order, leaving 564 individual cases pending as of April 2013. On April 15, 2013, the Phase I jury trial began and ended with a virtually complete defense verdict on May 15, 2013. The jury found that cigarettes were not defectively designed, were not defective due to a failure to warn prior to July 1, 1969, that defendants were not negligent, did not breach warranties and did not engage in conduct which would warrant punitive damages. The only claim remaining after the verdict was the jury’s finding that all ventilated filter cigarettes manufactured and sold between 1964 and July 1, 1969 were defective for a failure to instruct. The defendants believe that there are only 30 plaintiffs remaining who arguably claim to have smoked a ventilated filter cigarette during the relevant period. The court initially entered judgment on the verdict identifying the 30 plaintiffs remaining, but vacated those orders as premature (leaving to a later day the task of identifying the plaintiffs who might be able to assert a ventilated filter failure to instruct claim during the narrow relevant period). The court entered a new judgment in October 2013, dismissing all claims lost by the plaintiffs and purporting to make those claims and all of the jury rulings immediately subject to appeal. The plaintiffs filed a notice of appeal to the West Virginia Supreme Court of Appeals in November 2013. Briefing is complete. Oral argument has not been scheduled. The defendants reserved the right to challenge the ventilated filter claim in the event any plaintiff pursues and succeeds on such a claim.

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

In the wake of the Florida Supreme Court ruling, thousands of individuals filed separate lawsuits seeking to benefit from the Engle findings. As of September 30, 2014, RJR Tobacco was a defendant in 4,069 Engle Progeny cases in both state and federal courts in Florida. These cases include approximately 5,171 plaintiffs. Many of these cases are in active discovery or nearing trial.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

expire on December 31, 2012. The bond cap for any given individual Engle Progeny case varies depending on the number of judgments in effect at a given time, but never exceeds $5 million per case. The legislation, which became effective in June 2009 and 2011, applies to judgments entered after the original 2009 effective date.

Below is a description of the Engle Progeny cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2014 to September 30, 2014, or remained on appeal as of September 30, 2014.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

On October 15, 2010, in Frazier v. Philip Morris USA Inc., now known as Russo v. Philip Morris USA Inc., a case filed in December 2007 in the Circuit Court, Miami-Dade County, Florida, the jury returned a verdict in favor of the defendants. The plaintiff alleged that as a result of smoking defendants’, including RJR Tobacco’s, products she developed chronic obstructive pulmonary disease, and sought in excess of $15,000 in compensatory damages and unspecified punitive damages. Final judgment was entered in February 2011. The plaintiff filed a notice of appeal to the Third DCA, and the defendants filed a notice of cross appeal. In April 2012, the Third DCA reversed the trial court’s judgment, directed entry of judgment in the plaintiff’s favor and ordered a new trial. In July 2012, the defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. The Florida Supreme Court accepted jurisdiction of the case in September 2013. Oral argument in the Florida Supreme Court occurred on April 30, 2014. A decision is pending. The new trial began on October 14, 2014.

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

On April 26, 2011, in Andy Allen v. R. J. Reynolds Tobacco Co., a case filed in September 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 45% at

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

fault, the decedent, Patricia Allen, to be 40% at fault and the remaining defendant to be 15% at fault, and awarded $6 million in compensatory damages and $17 million in punitive damages against each defendant. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent developed chronic obstructive pulmonary disease, and sought in excess of $15,000 in compensatory damages. Final judgment was entered against RJR Tobacco in the amount of $19.7 million in May 2011. In October 2011, the trial court entered a remittitur of the punitive damages to $8.1 million and denied all other post-trial motions. The defendants filed a joint notice of appeal, RJR Tobacco posted a supersedeas bond in the amount of $3.75 million, and the plaintiff filed a notice of cross appeal in November 2011. In May 2013, the First DCA reversed the trial court’s judgment and remanded the case for a new trial. As a result, RJR Tobacco’s bond was returned. In August 2013, the plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In February 2014, the Florida Supreme Court declined to accept jurisdiction. The new trial is tentatively scheduled for November 3, 2014.

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

On June 16, 2011, in Soffer v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Alachua County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 40% at fault, the decedent, Maurice Soffer, to be 60% at fault, and awarded $5 million in compensatory damages and no punitive damages. The plaintiff alleged that the decedent was addicted to cigarettes and, as a result, developed lung cancer and other smoking-related conditions and/or diseases, and sought in excess of $15,000 in compensatory damages. Final judgment was entered against RJR Tobacco in the amount of $2 million. The plaintiff filed a notice of appeal to the First DCA in July 2011. RJR Tobacco filed a notice of cross appeal and posted a supersedeas bond in the amount of $2 million. In October 2012, the First DCA affirmed the trial court’s ruling in full. On the direct appeal, the court held that only intentional torts could support a punitive damages claim and held that Engle Progeny plaintiffs may not seek punitive damages for negligence or strict liability because the original Engle class did not seek punitive damages for those claims. The First DCA certified the question to the Florida Supreme Court as one of great public importance. On the cross appeal, the court rejected RJR Tobacco’s arguments about the use of the Engle findings and the statute of limitations. RJR Tobacco filed a motion for rehearing or for certification to the Florida Supreme Court and the plaintiff filed a motion for rehearing or rehearing en banc. In January 2013, the First DCA granted rehearing on RJR Tobacco’s cross appeal to clarify that the trial court’s application of Engle findings did not violate RJR Tobacco’s due process rights. Otherwise, rehearing, rehearing en banc and certification were denied. RJR Tobacco and the plaintiff both filed notices to invoke the discretionary jurisdiction of the Florida Supreme Court. In February 2014, the Florida Supreme Court declined to accept jurisdiction of RJR Tobacco’s petition for review and accepted the plaintiff’s petition for review requesting the Florida Supreme Court review the decision of the First DCA. Oral argument is scheduled for December 4, 2014.

On July 15, 2011, in Ciccone v. R. J. Reynolds Tobacco Co., a case filed in August 2004, in the Circuit Court, Broward County, Florida, a jury returned a verdict finding the plaintiff is a member of the Engle class. The plaintiff alleged that as a result of the use of the defendant’s tobacco products, the decedent, George Ciccone, suffered from nicotine addiction and one or more smoking-related diseases and/or medical conditions, and sought an unspecified amount of compensatory and punitive damages. On July 21, 2011, the jury awarded approximately $3.2 million in compensatory damages and $50,000 in punitive damages. The jury found the decedent to be 70% at fault and RJR Tobacco to be 30% at fault. Final judgment was entered in September 2011, and RJR Tobacco filed a notice of appeal to the Fourth DCA. RJR Tobacco posted a supersedeas bond in the amount of approximately $1 million on October 17, 2011. In August 2013, the Fourth DCA affirmed the judgment of the trial court, but reversed the punitive damages award and remanded the case to the trial court for entry of a final judgment that eliminates the punitive damages award. RJR Tobacco’s motion for rehearing or rehearing en banc was denied in November 2013. The Florida Supreme Court accepted jurisdiction of the case in June 2014. Oral argument is scheduled for December 4, 2014.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On September 15, 2011, in Ojeda v. R. J. Reynolds Tobacco Co., a case filed in October 2007, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of RJR Tobacco. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent, Juan Ojeda, suffered from one or more smoking-related medical conditions and/or diseases, and sought an unspecified amount of damages. Final judgment was entered September 26, 2011. The plaintiff filed a notice of appeal to the Third DCA in October 2012. In July 2014, the Third DCA affirmed, per curiam, the trial court’s final judgment. It is unknown if the plaintiff will seek further review at this time.

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

On March 19, 2012, in McCray v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that the decedent, Mercedia Walker, was addicted to the defendants’ tobacco products, and as a result, suffered from one or more smoking-related diseases and/or medical conditions. The plaintiff sought compensatory damages for all injuries and losses, all recoverable costs of the case, and all legally recoverable interest. Final judgment was entered in March 2012. The plaintiff filed a notice of appeal to the Eleventh Circuit in July 2012. On September 16, 2014, the Eleventh Circuit affirmed the trial court’s judgment. At this time, it is unknown if the plaintiff will see further review.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

On August 10, 2012, in Hancock v. Philip Morris USA, Inc., a case filed in January 2008, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Edna Siwieck, to be 90% at fault, RJR Tobacco to be 5% at fault and the remaining defendant to be 5% at fault. However, the jury did not award compensatory damages and found that the plaintiff was not entitled to punitive damages. The court determined that the jury verdict was inconsistent due to the parties previously stipulating to $110,200 in medical expenses, which is subject to the allocation of fault. The defendants agreed to an additur for that amount. The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from chronic obstructive pulmonary disease. The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and interest. Final judgment was entered against RJR Tobacco in the amount of $705 in October 2012. The stipulated amount was reduced by the defendants’ motion to reduce economic damages by collateral sources. The plaintiff filed a notice of appeal to the Fourth DCA, and the defendants filed a notice of cross appeal in November 2012. Briefing is complete. Oral argument has not been scheduled.

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

On September 20, 2012, in Sikes v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Jimmie Sikes, to be 49% at fault and RJR Tobacco to be 51% at fault, and awarded $4.1 million in compensatory damages and $2 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s product, the decedent suffered from chronic obstructive pulmonary disease, and sought in excess of $15,000 of compensatory damages. Final judgment was entered against RJR Tobacco in the amount of $6.1 million on June 3, 2013. The court entered a corrected final judgment against RJR Tobacco in the amount of $5.5 million and vacated the June 3, 2013 final judgment. RJR Tobacco filed a notice of appeal to the First DCA, and posted a supersedeas bond in the amount of $5 million in July 2013. In July 2014, the First DCA affirmed the trial court’s decision, per curiam, but following the Hiott case, certified a conflict to the Florida Supreme Court with Hess v. Philip Morris USA Inc., both cases are described above. In August 2014, RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. The Florida Supreme Court stayed the case pending disposition of Hess v. Philip Morris USA, Inc.

On October 17, 2012, in James Smith v. R. J. Reynolds Tobacco Co., a case filed in August 2007, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Wanette Smith, to be 45% at fault and RJR Tobacco to be 55% at fault, and awarded $600,000 in compensatory damages and $20,000 in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from lung cancer and chronic obstructive pulmonary disease. The plaintiff sought compensatory and punitive damages, costs and interest. Final judgment was entered against RJR

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Tobacco in the amount of $620,000. RJR Tobacco filed a notice of appeal to the Eleventh Circuit and posted a supersedeas bond in the amount of approximately $620,000 in September 2013. Oral argument occurred on October 17, 2014. A decision is pending.

On October 18, 2012, in Schlenther v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Hillsborough County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Beverly Schlenther, to be 50% at fault and RJR Tobacco to be 50% at fault, and awarded $5 million in compensatory damages and $2.5 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from chronic obstructive pulmonary disease and heart disease. The plaintiff sought compensatory and punitive damages, costs and interest. In April 2013, the court vacated the punitive damage award, granted a new trial on entitlement to punitive damages and the amount of any such damages and abated the new trial pending the Florida Supreme Court decision in Soffer v. R. J. Reynolds Tobacco Co., described above. The plaintiff filed a notice of appeal to the Second DCA of the order granting RJR Tobacco’s motion for a new trial, and RJR Tobacco filed a notice of cross appeal of the same order. In October 2013, the trial court entered a partial final judgment against RJR Tobacco in the amount of $5.03 million in compensatory damages with no reduction for comparative fault. RJR Tobacco filed a notice of appeal of the partial final judgment. In November 2013, the plaintiff filed a motion to temporarily relinquish jurisdiction to the trial court to permit the trial court to enter a final judgment based on the decision in Hallgren, described above. The Second DCA granted the plaintiff’s motion, and jurisdiction was relinquished for 45 days. In December 2013, the trial court denied the defendant’s post-trial motions, including RJR Tobacco’s motion for a new trial, and entered final judgment against RJR Tobacco in the amount of $5 million for compensatory damages, $29,705 for funeral expenses and $2.5 million in punitive damages. Both parties filed voluntary dismissals of their prior appeals. RJR Tobacco subsequently filed a notice of appeal in December 2013 to the Second DCA of the final judgment and posted a supersedeas bond in the amount of $5 million in January 2014. On September 12, 2014, the Second DCA affirmed the trial court’s judgment, per curiam. RJR Tobacco filed a motion for certification or written opinion on September 29, 2014. A decision is pending.

On October 19, 2012, in Ballard v. R. J. Reynolds Tobacco Co., a case filed in September 2007 in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the plaintiff to be 45% at fault and RJR Tobacco to be 55% at fault, and awarded $8.55 million in compensatory damages. Punitive damages were not at issue. The plaintiff alleged that as a result of using the defendant’s products, he suffers from bladder cancer and emphysema, and sought an unspecified amount of compensatory and punitive damages. The court entered final judgment against RJR Tobacco in the amount of $4.7 million in October 2012, and in August 2013, the court entered an amended final judgment against RJR Tobacco in the amount of $5 million. RJR Tobacco filed a notice of appeal to the Third DCA and posted a supersedeas bond in the amount of $5 million in October 2013. Oral argument occurred on September 3, 2014. A decision is pending.

On December 12, 2012, in Virginia Williams v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Milton Williams, to be 15% at fault and RJR Tobacco to be 85% at fault, and awarded $5 million in compensatory damages. Punitive damages were not sought. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from pharyngeal cancer, and sought an unspecified amount of damages. Final judgment was entered against RJR Tobacco in the amount of $4.25 million in compensatory damages in January 2013. RJR Tobacco filed a notice of appeal to the Third DCA and posted a supersedeas bond in the amount of $4.25 million, and the plaintiff filed a notice of cross appeal in August 2013. In September 2014, the Third DCA affirmed the trial court’s judgment. RJR Tobacco filed a motion for clarification and rehearing en banc on September 18, 2014. A decision is pending.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

On April 1, 2013, in Searcy v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Carol LaSard, to be 40% at fault, RJR Tobacco to be 30% at fault and the remaining defendant to be 30% at fault, and awarded $6 million in compensatory damages and $10 million in punitive damages against each defendant. The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from lung cancer, and sought an unspecified amount of compensatory and punitive damages. Final judgment was entered against RJR Tobacco in the amount of $6 million in compensatory damages and $10 million in punitive damages. In September 2013, the trial court granted the defendants’ motion for a new trial, or in the alternative, reduction or remittitur of the damages awarded to the extent it sought remittitur of the damages. The compensatory damage award was remitted to $1 million, and the punitive damage award was remitted to $1.67 million against each defendant. The remaining post-trial motions were denied. The plaintiff’s motion to reconsider the trial court’s order granting in part the defendants’ motion for remittitur of the damages award was denied in October 2013. The plaintiff filed a notice of acceptance of remittitur in November 2013, and the court issued an amended final judgment. The defendants filed a joint notice of appeal to the Eleventh Circuit, and RJR Tobacco posted a supersedeas bond in the amount of approximately $2.2 million in November 2013. Oral argument occurred on October 17, 2014. A decision is pending.

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

On May 22, 2013, in John Campbell v. R. J. Reynolds Tobacco Co., a case pending in Polk County, Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent, Judy Campbell, became addicted to smoking cigarettes and suffered

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

from unspecified smoking-related conditions and/or diseases, and sought an unspecified amount of damages. The plaintiff’s motion for a new trial was denied and the court entered final judgment in July 2013. The plaintiff filed a notice of appeal to the Second DCA, and the defendants filed a notice of cross appeal in August 2013. Briefing is complete. Oral argument has not been scheduled.

On May 23, 2013, in Earl Graham v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Faye Graham, to be 70% at fault, RJR Tobacco to be 20% at fault and the remaining defendant to be 10% at fault, and awarded $2.75 million in compensatory damages. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent became addicted to smoking cigarettes which resulted in her death, and sought an unspecified amount of damages. Final judgment was entered against RJR Tobacco in the amount of $550,000 in May 2013. The defendants filed a joint notice of appeal to the Eleventh Circuit, and RJR Tobacco posted a supersedeas bond in the amount of approximately $556,000 in October 2013. Oral argument is scheduled for November 20, 2014.

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

On June 7, 2013, in Odum v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Ethelene Hazouri, to be 50% at fault and RJR Tobacco to be 50% at fault, and awarded $200,000 in compensatory damages. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent suffered from lung cancer, and sought an unspecified amount of damages. Final judgment was entered against RJR Tobacco in the amount of $264,000, for damages and taxable costs, in November 2013. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of approximately $264,000 in December 2013. Oral argument occurred on October 14, 2014. A decision is pending.

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

On June 19, 2013, in Thibault v. R. J. Reynolds Tobacco Co., a case pending in the Circuit Court, Escambia County, Florida, the jury returned a verdict in favor of the plaintiff, found the decedent, Evelyn Thibault, to be 30% at fault and RJR Tobacco to be 70% at fault, and awarded $1.75 million in compensatory damages and $1.28 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from chronic obstructive pulmonary disease, and sought an unspecified amount of compensatory and punitive damages. The court determined that comparative fault did not apply to reduce the amount of the verdict. In June 2013, the court entered final judgment against RJR Tobacco in the amount of $3.03 million. RJR Tobacco filed a notice of appeal to the First DCA in August 2013. RJR Tobacco posted a supersedeas bond in the amount of $3.03 million in September 2013. On October 13, 2014, the First DCA affirmed the trial court’s judgment, per curiam. The First DCA also certified a conflict to the Florida Supreme Court with Hess v. Philip Morris USA, Inc., described above. The deadline to file a notice to invoke the discretionary jurisdiction of the Florida Supreme Court is November 20, 2014.

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

On September 30, 2013, in Crawford v. R. J. Reynolds Tobacco Co., a case pending in Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the plaintiff to be 30% at fault and RJR Tobacco to be 70% at fault, and awarded $9 million in compensatory damages and $1 million in punitive damages. The plaintiff alleged that as a result of smoking the defendant’s products, he suffered from addiction and one or more smoking-related conditions and/or diseases, and sought an unspecified amount of damages. Final judgment was entered against RJR Tobacco in the amount of $9 million in compensatory damages and $1 million in punitive damages in October 2013. RJR Tobacco filed a notice of appeal to the Third DCA and posted a supersedeas bond in the amount of $5 million in November 2013. In July 2014, the Third DCA affirmed the trial court’s judgment, per curiam. After evaluation of the case, RJR Tobacco paid $11.9 million in satisfaction of the judgment on September 30, 2014.

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

On March 17, 2014, in Clayton v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, David Clayton, to be 90% at fault and RJR Tobacco to be 10% at fault, and awarded $600,000 in compensatory damages. Punitive damages were not awarded. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent suffered from bodily injury and died, and sought an unspecified amount of damages. In July 2014, final judgment was entered against RJR Tobacco in the amount of $60,000 in compensatory damages, together with $163,469 in taxable costs, for a total of $223,469. RJR Tobacco filed a notice of appeal to the First DCA in August 2014. RJR Tobacco posted a supersedeas bond in the amount of approximately $223,000, and the plaintiff filed a notice of cross appeal in September 2014. Briefing is underway.

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

On April 29, 2014, in Dupre v. Philip Morris USA Inc., a case filed in December 2007, in the Circuit Court, Manatee County, Florida, the court declared a mistrial because the jury was unable to reach a unanimous verdict. The plaintiff alleged that the decedent, Richard Dupre, was addicted to cigarettes manufactured by the defendant, and as a result, developed one or more smoking-related diseases and/or conditions. The plaintiff is seeking compensatory and punitive damages, costs and interest. Retrial is scheduled for April 27, 2015.

On May 16, 2014, in Burkhart v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the plaintiff to be 50% at fault, RJR Tobacco to be 25% at fault, and the remaining defendants collectively to be 25% at fault, and awarded $5 million in compensatory damages and $1.25 million in punitive damages against RJR Tobacco and $1.25 million in punitive damages collectively against the remaining defendants. The plaintiff alleged that she became addicted to smoking cigarettes manufactured by the defendants and suffers from one or more smoking-related diseases and/or conditions. The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and interest. Final judgment was entered in June 2014, and did not include a reduction for comparative fault. In September 2014, the court denied the defendants’ post-trial motions. The defendants filed a joint notice of appeal to the Eleventh Circuit on October 10, 2014. Briefing is underway.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On May 19, 2014, in Starbuck v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, the court declared a mistrial because the jury was unable to reach a unanimous verdict. The plaintiff alleged that he suffers from addiction and one or more smoking-related diseases and/or conditions. The plaintiff is seeking an unspecified amount of compensatory damages. Retrial is scheduled for December 1, 2014.

On June 23, 2014, in Bakst v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Juanita Thurston, to be 25% at fault and RJR Tobacco to be 75% at fault, and awarded $6 million in compensatory damages plus $4,209 for funeral expenses and $14 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from nicotine addiction and one or more smoking-related diseases and/or conditions, including lung cancer. The plaintiff sought in excess of $15,000 in compensatory damages, punitive damages, recoverable costs and interest. RJR Tobacco’s post-trial motions were denied, and final judgment was entered against RJR Tobacco in the amount of $4.5 million in compensatory damages and $14 million in punitive damages. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $5 million in October 2014. Briefing is underway.

On June 25, 2014, in Davis v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that as a result of smoking the defendants’ products, she suffers from nicotine addiction and one or more smoking-related diseases and/or conditions. The plaintiff sought an unspecified amount of compensatory damages, costs and interest. Final judgment was entered on June 27, 2014. In July 2014, the plaintiff filed a motion for a new trial. A decision is pending.

On July 17, 2014, in Robinson v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Michael Johnson, Sr., to be 29.5% at fault and RJR Tobacco to be 70.5% at fault, and awarded $16.9 million in compensatory damages and determined that the plaintiff is entitled to punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from lung cancer. The plaintiff sought an unspecified amount of damages, costs and interest. On July 18, 2014, the jury awarded $23.6 billion in punitive damages. The court entered partial judgment on compensatory damages against RJR Tobacco in the amount of $16.9 million on July 21, 2014. Post-trial motions are pending.

On July 31, 2014, in Harris v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff. The jury allocated fault: (1) for the survival claim as follows: decedent – 60%, RJR Tobacco – 15%, and the remaining defendants (collectively) – 25%, and (2) for the wrongful death claim as follows: decedent – 70%, RJR Tobacco – 10%, and the remaining defendants (collectively) – 20%. The jury awarded $400,000 in compensatory damages for wrongful death and $1.3 million in compensatory damages for the survival claim. The jury declined to award punitive damages. The plaintiff alleged that as a result of smoking cigarettes manufactured by the defendants, the decedent, Gerald Harris, became addicted and suffered from unspecified smoking-related diseases and/or conditions. The plaintiff sought an unspecified amount of compensatory damages, costs and interest. Post-trial motions are pending.

On August 27, 2014, in Gore v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Indian River County, Florida, the court declared a mistrial because the jury returned a potentially inconsistent verdict. The jury found for the plaintiff on liability, but awarded no compensatory damages and determined that the plaintiff was entitled to punitive damages. The plaintiff alleged that as a result of using the defendants’ products, the decedent, Gloria Gore, suffered from addiction and one or more smoking-related diseases and/or conditions. The plaintiff sought an unspecified amount of damages. Retrial is scheduled for February 10, 2015.

On August 28, 2014, in Wilcox v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Cleston Wilcox, to be 30% at fault and RJR Tobacco to be 70% at fault, and awarded $7 million in compensatory damages and $8.5

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

million in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from addiction and one or more smoking-related diseases and/or conditions. The plaintiff sought in excess of $15,000, taxable costs and interest. Final judgment was entered against RJR Tobacco in the amount of $4.9 million in compensatory damages and $8.5 million in punitive damages in September 2014. Post-trial motions are pending.

On August 28, 2014, in Irimi v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Dale Moyer, to be 70% at fault and RJR Tobacco to be 14.5% at fault, and the remaining defendants collectively to be 15.5% at fault, and awarded approximately $3.1 million in compensatory damages. The jury did not find entitlement to punitive damages. The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from one or more smoking-related illnesses or diseases. The plaintiff sought an unspecified amount of compensatory damages. Post-trial motions are pending.

On August 29, 2014, in Hubbird v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, David Ellsworth, to be 50% at fault and RJR Tobacco to be 50% at fault, and awarded $3 million in compensatory damages and $25 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from smoking-related diseases and/or conditions. The plaintiff sought an unspecified amount of damages. Post-trial motions are pending.

On August 29, 2014, in Cooper v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Broward County, Florida, the court declared a mistrial because the jury was unable to reach a verdict. The plaintiff alleged that as a result of using the defendants’ products, she suffers from addiction and developed one or more smoking-related diseases and/or conditions. The plaintiff sought an unspecified amount of compensatory and punitive damages, recoverable costs and interest. Retrial is scheduled for April 1, 2015.

On September 5, 2014, in Baum v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that as a result of using the defendants’ products, the decedent, Paul Baum, suffered from one or more smoking-related diseases and/or conditions. The plaintiff sought an unspecified amount of compensatory damages, costs and interest. The plaintiff filed a motion for a new trial on September 22, 2014. A decision is pending.

On September 11, 2014, in Ellis v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of RJR Tobacco. The plaintiff alleged that as a result of using the defendant’s products, the decedent, Betty Owens, suffered bodily injury and died. The plaintiff sought an unspecified amount of damages. At this time, it is unknown if the plaintiff will file post-trial motions or an appeal.

On September 26, 2014, in Morse v. Philip Morris USA, Inc., a case filed in January 2008, in the Circuit Court, Brevard County, Florida, the court declared a mistrial because of improper testimony by the plaintiff’s addiction witness. The plaintiff alleged that as a result of using the defendant’s products, the decedent, Jay Morse, suffered from one or more smoking-related diseases and/or conditions. The plaintiff sought an unspecified amount of damages, costs and interest. Retrial has not been scheduled.

On September 26, 2014, in Bryant v. R. J. Reynolds Tobacco Co., a case filed in August 2007, in the Circuit Court, Hillsborough County, Florida, the jury returned a verdict in favor of RJR Tobacco. The plaintiff alleged that as a result of using the defendant’s products, the decedent, Hayward Bryant, suffered from one or more smoking-related diseases and/or conditions. The plaintiff sought an unspecified amount of compensatory and punitive damages, including costs and interest. At this time, it is unknown if the plaintiff will file post-trial motions or an appeal.

On October 10, 2014, in Lourie v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Hillsborough County, Florida, the jury returned a verdict in favor of the plaintiff, found the decedent, Barbara Lourie, to be 63% at fault, RJR Tobacco to be 3% at fault and the remaining defendants collectively to be 34% at

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

fault, and awarded approximately $1.37 million in compensatory damages. Punitive damages were not awarded. The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from addiction and one or more smoking-related diseases and/or conditions. The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and interest. Post-trial motions are pending.

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

As of September 30, 2014, there were 2,570 Broin II lawsuits pending in Florida. There have been no Broin II trials since 2007.

Class-Action Suits

Overview. As of September 30, 2014, eight class-action cases, excluding the shareholder cases described below, were pending in the United States against RJR Tobacco or its affiliates or indemnitees. In 1996, the Fifth Circuit Court of Appeals in Castano v. American Tobacco Co. overturned the certification of a nation-wide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of state-wide, rather than nation-wide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco and its affiliates and indemnitees in state or federal courts in California, Illinois, Louisiana, Missouri, and West Virginia. All pending class-action cases are discussed below.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

California Business and Professions Code Case. In Sateriale v. R. J. Reynolds Tobacco Co., a class action filed in November 2009, in the U.S. District Court for the Central District of California, the plaintiffs brought the case on behalf of all persons who tried unsuccessfully to redeem Camel Cash certificates from 1991 through March 31, 2007, or who held Camel Cash certificates as of March 31, 2007. The plaintiffs allege that in response to the defendants’ action to discontinue redemption of Camel Cash as of March 31, 2007, customers, like the plaintiffs, attempted to exchange their Camel Cash for merchandise and that the defendants, however, did not have any merchandise to exchange for Camel Cash. The plaintiffs allege unfair business practices, deceptive practices, breach of contract and promissory estoppel. The plaintiffs seek injunctive relief, actual damages, costs and expenses. In January 2010, the defendants filed a motion to dismiss, which prompted the plaintiffs to file an amended complaint in February 2010. The class definition changed to a class consisting of all persons who reside in the U.S. and tried unsuccessfully to redeem Camel Cash certificates, from October 1, 2006 (six months before the defendant ended the Camel Cash program) or who held Camel Cash certificates as of March 31, 2007. The plaintiffs also brought the class on behalf of a proposed California subclass, consisting of all California residents meeting the same criteria. In May 2010, RJR Tobacco’s motion to dismiss the amended complaint for lack of jurisdiction over subject matter and, alternatively, for failure to state a claim was granted with leave to amend. The plaintiffs filed a second amended complaint. In July 2010, RJR Tobacco’s motion to dismiss the second amended complaint was granted with leave to amend. The plaintiffs filed a third amended complaint, and RJR Tobacco filed a motion to dismiss in September 2010. In December 2010, the court granted RJR Tobacco’s motion to dismiss with prejudice. Final judgment was entered by the court, and the plaintiffs filed a notice of appeal, in January 2011. In July 2012, the appellate court affirmed the dismissal of the plaintiffs’ claims under the Unfair Competition Law and the Consumer Legal Remedies Acts and reversed the dismissal of the plaintiffs’ claims for promissory estoppel and breach of contract. RJR Tobacco’s motion for rehearing or rehearing en banc was denied in October 2012. RJR Tobacco filed its answer to the plaintiffs’ third amended complaint in December 2012. In June 2014, RJR Tobacco filed a motion for summary judgment, and the plaintiff filed a motion for class certification. Oral arguments on those motions were held on September 15, 2014. A decision is pending. The trial, if necessary, has been rescheduled to a date yet to be determined in the first quarter of 2015.

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

The seminal “lights” class-action case involves RJR Tobacco’s competitor, Philip Morris, Inc. Trial began in Price v. Philip Morris, Inc. in January 2003. In March 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Philip Morris pursued various avenues of relief from the $12 billion bond requirement. On December 15, 2005, the Illinois Supreme Court reversed the lower court’s decision and sent the case back to the trial court with instructions to dismiss the case. On December 5, 2006, the trial court granted the defendant’s motion to dismiss and for entry of final judgment. The case was dismissed with prejudice the same day. In December 2008, the plaintiffs filed a petition for relief from judgment, stating that the U.S. Supreme Court’s decision in Good v. Altria Group, Inc. rejected the basis for the reversal. The trial court granted the defendant’s motion to dismiss the plaintiffs’ petition for relief from judgment in February 2009. In March 2009, the plaintiffs filed a notice of appeal to the Illinois Appellate Court, Fifth Judicial District, requesting a reversal of the February 2009 order and remand to the circuit court. On February 24, 2011, the appellate court entered an order, concluding that the two-year time limit for filing a petition for relief from a final judgment began to run when the trial court dismissed the plaintiffs’ lawsuit on December 18, 2006. The appellate

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

court therefore found that the petition was timely, reversed the order of the trial court, and remanded the case for further proceedings. Philip Morris filed a petition for leave to appeal to the Illinois Supreme Court. On September 28, 2011, the Illinois Supreme Court denied Philip Morris’s petition for leave to appeal and returned the case to the trial court for further proceedings. In December 2012, the trial court denied the plaintiffs’ petition for relief from the judgment. The plaintiffs filed a notice of appeal to the Illinois Appellate Court, Fifth Judicial District. In April 2014, the appellate court reinstated the 2003 verdict. In May 2014, Philip Morris filed a petition for leave to appeal to the Illinois Supreme Court and a motion for supervisory order. Philip Morris has requested the Illinois Supreme Court to direct the Fifth Judicial District to vacate its April 2014 judgment and to order the Fifth Judicial District to affirm the trial court’s denial of the plaintiff’s petition for relief from the judgment, or in the alternative, grant its petition for leave to appeal. On September 24, 2014, the Illinois Supreme Court agreed to hear Philip Morris’s appeal.

In Turner v. R. J. Reynolds Tobacco Co., a case filed in February 2000, in Circuit Court, Madison County, Illinois, a judge certified a class in November 2001. In June 2003, RJR Tobacco filed a motion to stay the case pending Philip Morris’s appeal of the Price v. Philip Morris, Inc. case mentioned above, which the judge denied in July 2003. In October 2003, the Illinois Fifth District Court of Appeals denied RJR Tobacco’s emergency stay/supremacy order request. In November 2003, the Illinois Supreme Court granted RJR Tobacco’s motion for a stay pending the court’s final appeal decision in Price. On October 11, 2007, the Illinois Fifth District Court of Appeals dismissed RJR Tobacco’s appeal of the court’s denial of its emergency stay/supremacy order request and remanded the case to the Circuit Court. A status conference is scheduled for November 19, 2014.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

As of September 30, 2014, two health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both, as discussed below after the discussion of the State Settlement Agreements. A limited number of claimants have filed suit against RJR Tobacco, its current or former affiliates, B&W and other tobacco industry defendants to recover funds for health care, medical and other assistance paid by foreign provincial governments in treating their citizens. For additional information on these cases, see “— International Cases” below.

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

	2012	2013	2014		2015		2016		2017		Thereafter
Settlement expenses	$2,370	$1,819		—		—		—		—		—
Settlement cash payments	$2,414	$2,582		—		—		—		—		—
Projected settlement expenses			$	>1,900	$	>1,900	$	>1,800	$	>2,100	$	>2,100
Projected settlement cash payments			$	>1,900	$	>1,900	$	>1,900	$	>1,800	$	>2,100

(2)

Amounts beginning in 2013 reflect the impact of the Term Sheet described below under “—State Settlement Agreements – Enforcement and Validity; Adjustments – Partial Settlement of Certain NPM Adjustment Claims.”

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Post-remand proceedings are underway to determine the extent to which the original order will be implemented. On December 22, 2010, the trial court dismissed Brown & Williamson Holdings, Inc. from the litigation. On March

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

3, 2011, the defendants filed a motion for vacatur, in which they moved to vacate the trial court’s injunctions and factual findings and dismiss the case in its entirety. The court denied the motion on June 1, 2011. The defendants filed a notice of appeal. In addition, the parties to the lawsuit entered into an agreement concerning certain technical obligations regarding their public websites. Pursuant to this agreement, RJR Tobacco agreed to deposit $3.125 million over three years into the registry of the district court. In July 2012, the Court of Appeals for the D.C. Circuit affirmed the trial court’s denial of the defendants’ motion to vacate the injunctions. In November 2012, the trial court entered an order wherein the court determined the language to be included in the text of the corrective statements and directed the parties to engage in discussions with the Special Master to implement them. The defendants filed a notice of appeal of that order on January 25, 2013. In February 2013, the appellate court granted the defendants’ motion to hold the case in abeyance pending the District Court’s resolution of corrective-statement implementation issues. The mediation process on implementation issues has concluded, and the trial court entered an implementation order on June 2, 2014. The order stays implementation pending exhaustion of appeals on the corrective-statements remedy. On June 25, 2014, the defendants filed a notice of appeal from the implementation order. On August 8, 2014, the D.C. Circuit consolidated the appeal from the implementation order with the appeal previously held in abeyance from the court order dictating the language of the corrective statements. On August 28, 2014, the D.C. Circuit issued a briefing schedule for the corrective-statements appeal; that schedule calls for briefing to conclude in January 2015 and does not specify a date for oral argument. In light of the corrective-statements implementation order, $10 million has been accrued for the estimated costs of the corrective communications and is included in the condensed consolidated balance sheet (unaudited) as of September 30, 2014.

Native American Tribe Case. As of September 30, 2014, one Native American tribe case was pending before a tribal court against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co., a case filed in September 1997 in Tribal Court, Crow Creek Sioux, South Dakota. The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant.

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

•

Quebec - In June 2012, a case was filed on behalf of the Province of Quebec, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Superior Court of the Province of Quebec, District of Montreal. The claim is brought pursuant to legislation enacted in Quebec in 2009, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the Quebec government seeks to recover essentially the same types of damages that are being sought in the British Columbia and other provincial actions described above based on analogous theories of liability. RJR Tobacco and its affiliate have brought a motion challenging the jurisdiction of the Quebec court, which was dismissed. Pretrial discovery is ongoing. Separately, in August 2009, certain Canadian manufacturers filed a constitutional challenge to the Quebec statute, which was dismissed on March 5, 2014. An appeal of that decision has been filed.

•

Manitoba - In May 2012, a case was filed on behalf of the Province of Manitoba, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Court of Queen’s Bench, Winnipeg Judicial Centre, Manitoba. The claim is brought pursuant to legislation assented to in 2006 and proclaimed in 2012, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the Manitoba government seeks to recover essentially the same types of damages that are being sought in the British Columbia and other provincial actions described above based on analogous theories of liability. A jurisdictional challenge brought by RJR Tobacco and its affiliate was dismissed. RJR Tobacco and its affiliate filed statements of defense in September 2014.

•

Saskatchewan - In June 2012, a case was filed on behalf of the Province of Saskatchewan, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Court of Queen’s Bench, Judicial Centre of Saskatoon, Saskatchewan. The claim is brought pursuant to legislation assented to in 2007 and proclaimed in 2012, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the Saskatchewan government seeks to recover essentially the same types of damages that are being sought in the British Columbia and other provincial actions described above based on analogous theories of liability. A jurisdictional challenge brought by RJR Tobacco and its affiliate was dismissed. Preliminary motions are pending.

•

Alberta - In June 2012, a case was filed on behalf of the Province of Alberta, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Court of Queen’s Bench of Alberta Judicial Centre, Calgary, Alberta. The claim is brought pursuant to legislation assented to in 2009 and proclaimed in 2012, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the Alberta government seeks to recover essentially the same types of damages that are being sought in the British Columbia and other provincial actions described above based on analogous theories of liability. A jurisdictional challenge brought by RJR Tobacco and its affiliate was dismissed. Preliminary motions are pending.

•

Prince Edward Island - In September 2012, a case was filed on behalf of the Province of Prince Edward Island, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Supreme Court of Prince Edward Island (General Section), Charlottetown, Prince Edward Island. The claim is brought pursuant to legislation assented to in 2009 and proclaimed in 2012, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the Prince Edward Island government seeks to recover essentially the same types of damages that are being sought in the British Columbia and other provincial actions described above based on analogous theories of liability. A jurisdictional challenge brought by RJR Tobacco and its affiliate was dismissed. Preliminary motions are pending.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

State Settlement Agreements—Enforcement and Validity; Adjustments

As of September 30, 2014, there were 30 cases concerning the enforcement, validity or interpretation of the State Settlement Agreements in which RJR Tobacco or B&W is a party. This number includes those cases, discussed below, relating to disputed payments under the State Settlement Agreements.

In April 2005, the Mississippi Attorney General notified B&W of its intent to seek approximately $3.9 million in additional payments under the Mississippi Settlement Agreement. The Mississippi Attorney General asserts that B&W failed to report in its net operating profit or its shipments, cigarettes manufactured by B&W under contract for Star Tobacco or its parent, Star Scientific, Inc. B&W advised the State that it did not owe the State any money. In August 2005, the Mississippi Attorney General filed in the Chancery Court of Jackson County, Mississippi, a Notice of Violation, Motion to Enforce Settlement Agreement, and Request for an Accounting by Defendant Brown & Williamson Holdings, Inc., formerly known as Brown & Williamson Tobacco Corporation. In this filing, Mississippi estimated that its damages exceeded $5.0 million. On August 24, 2011, the court entered an order finding in favor of the State on the Star contract manufacturing issue, and that the total amount of the underpayment from B&W was approximately $3.8 million and that interest on the underpayment was approximately $4.3 million. The court also appointed a Special Master to undertake an accounting of the benefit received by B&W for failure to include its profits from Star contract manufacturing in its net operating profits reported to the State. A report from the Special Master on the benefit received by B&W was issued on April 30, 2014. A hearing on the Special Master’s Report and Recommendation was held before the court on July 2, 2014. On September 24, 2014, the court entered an order confirming its earlier rulings and ordered B&W to pay compensatory damages (including interest) to the State in the total sum of approximately $10.8 million. A final appealable order has not yet been entered, and additional hearings on other damages issues are possible.

In February 2010, the Mississippi Attorney General filed a motion alleging that RJR Tobacco had improperly failed to report shipments of certain categories of cigarette volumes, and for certain years had improperly reported its net operating profit. As a result, the State alleges that settlement payments to it were improperly reduced. RJR Tobacco disputes these allegations and is vigorously defending against them. Hearings on these issues were held on January 24-25, 2012, and May 9, 2012. On May 15, 2012, the court entered an order finding in favor of RJR Tobacco on the claim related to RJR Tobacco’s reported net operating profits in the year used as a baseline for future calculations of the State’s net operating profits payment. The State had sought $3.8 million in damages for this issue, with an additional $2.7 million in interest. On June 19, 2012, the court entered an order finding in favor of the State on the remaining issues, holding that the total amount of the underpayment was approximately $3.3 million and that interest on the underpayment was also approximately $3.3 million, though the court also held that this amount should be offset by additional payments previously made by Lorillard Tobacco Company on some of these issues. The court further ordered RJR Tobacco to perform an accounting of its profits and shipments from 1999-2011. On July 10, 2012, RJR Tobacco filed a petition with the Mississippi Supreme Court requesting leave to immediately appeal the court’s ordered accounting and its entry of judgment for the State without first conducting an evidentiary hearing. On August 15, 2012, the request was denied. An independent accountant acceptable to both the State and RJR Tobacco was identified and retained. On August 8, 2013, the final report of the independent accountant was filed with the court. The report generally found that RJR Tobacco’s accounting and reporting of information in connection with settlement payment calculations was correct. In some respects, the report expressly disagreed with findings made earlier by the trial court. On December 13, 2013, the State of Mississippi filed its report as to additional damages due it from RJR Tobacco, challenging in various respects the findings set forth in the final report of the independent accountant and seeking various changes to the damages calculations. Also on December 13, 2013, RJR Tobacco filed a motion to finalize remaining damages of third round issues, and/or reconsider, the June 19, 2012, order requesting that the court implement the findings of the independent accountant in a final order on the damage issues and/or to revisit its earlier rulings “in light of the findings and determinations in the independent accountant’s report.” A hearing on these motions was held on July 2, 2014. On September 24, 2014, the court entered an order confirming its earlier rulings and ordered RJR Tobacco to pay compensatory damages (including interest) to the State in the total sum of approximately $8.0 million. A final appealable order has not yet been entered, and additional hearings on other damages issues are possible.

Finally, in connection with the actions brought against RJR Tobacco and B&W, the court awarded the State attorneys’ fees and expenses in an amount to be determined. On May 1, 2013, a hearing on attorneys’ fees and expenses was held before the Special Master appointed by the court. On November 19, 2013, the Special Master

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

issued a report and recommendations on application for award of costs and attorneys’ fees. The Special Master ruled that attorneys’ fees are to be paid with respect to the settlement payment claims against B&W and RJR Tobacco at 25% of “total amounts” awarded to the State of Mississippi by the court in its August 24, 2011, ruling. On December 13, 2013, the State of Mississippi filed a statement seeking various clarifications of the Special Master’s ruling. Also on December 13, 2013, B&W and RJR Tobacco filed their objections to the ruling. A hearing on these issues was held on July 2, 2014. On September 24, 2014, the court entered an order confirming its earlier rulings and ordered RJR Tobacco and B&W to pay attorneys’ fees in the total sum of approximately $4.9 million. A final appealable order has not yet been entered, and additional hearings on other damages issues are possible.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

On September 11, 2013, the Arbitration Panel issued rulings with respect to the 15 remaining contested states. The Arbitration Panel ruled that six states (representing approximately 14.68% allocable share) – Indiana, Kentucky, Maryland, Missouri, New Mexico and Pennsylvania – had not diligently enforced their Qualifying Statutes in 2003. At that time, RJR Tobacco estimated that as a result of these rulings, it was entitled to the maximum remaining amount with respect to its 2003 NPM Adjustment claim – approximately $266 million, plus interest and earnings. All six states that were found “non-diligent” by the Arbitration Panel filed motions to vacate and/or modify the diligent enforcement rulings on the 2003 NPM Adjustment claim. To date, only the state courts in Pennsylvania and Missouri have entered orders affecting the settlement payment calculations. Both courts modified the judgment reduction method that had been adopted by the Arbitration Panel, the effect of which was to reduce RJR Tobacco’s recovery from these two states by a total of $75 million. Similar motions filed by Maryland were denied by its state court. The orders in Pennsylvania and Missouri are being appealed by RJR Tobacco and the other PMs. Maryland is appealing the rulings on its motions.

Separately, two of the states found to be “non-diligent,” Kentucky and Indiana, have joined the Term Sheet on financial terms more favorable to the industry than those received by the original signatory states. That brings the total number of jurisdictions that have joined the Term Sheet to 24, representing 49.87% allocable share. As a result of these two states joining the Term Sheet, RJR Tobacco now estimates that the maximum remaining amount of its claim with respect to the 2003 NPM Adjustment claim is $197 million, plus interest and earnings, and before reduction for the impact of the Pennsylvania and Missouri court orders.

In light of its joining the partial settlement, Indiana participated in a joint motion to stay indefinitely further proceedings on the motions it had filed to vacate the settlement and to modify the adverse diligent enforcement ruling against it. Similarly, Kentucky has joined in a stipulation by the parties filed with the court there to stay further proceedings on its motions, but that stipulation has not yet been signed by the court.

Until such time as the various remaining state motions challenging the rulings of the Arbitration Panel have been resolved, including any necessary appeals, uncertainty exists as to the timing, process and amount of RJR Tobacco’s ultimate recovery with respect to its remaining share of the 2003 NPM Adjustment claim. Due to the uncertainty over the final resolution of the 2003 NPM Adjustment claim, no amounts resulting from the rulings of the Arbitration Panel for the remaining four states have been recognized in the condensed consolidated financial statements (unaudited) as of September 30, 2014.

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

In addition to the NPM Adjustment claims described above, RJR Tobacco has filed dispute notices with respect to its annual MSA payments relating to the NPM Adjustments potentially applicable to 2012 and 2013. The amount at issue for those two years is approximately $880 million in the aggregate.

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

Partial Settlement of Certain NPM Adjustment Claims. On November 14, 2012, RJR Tobacco, certain other PMs and certain settling states entered into a Term Sheet that set forth terms on which accrued and potential NPM Adjustment claims for 2003 through 2014 could be resolved. The Term Sheet also set forth a restructured NPM Adjustment process to be applied on a going-forward basis, starting with the 2013 volume year. The Term Sheet was provided to all of the MSA settling states for their review and consideration. A total of 17 states, the District of Columbia and Puerto Rico, together representing just under 42% allocable share, joined the proposed settlement. RJR Tobacco and the other PMs indicated that they were prepared to go forward with the proposed settlement with that level of jurisdictional participation.

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

As of September 30, 2014, six non-settling states have motions pending, in their respective MSA courts, to vacate and/or modify the Award. The motions filed by Idaho and Colorado have been denied.

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

Antitrust Case

A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. As of September 30, 2014, all of the federal and state court cases on behalf of indirect purchasers had been dismissed.

In Smith v. Philip Morris Cos., Inc., a case filed in February 2000, and pending in District Court, Seward County, Kansas, the court granted class certification in November 2001, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, and the parent companies of the major U.S. cigarette manufacturers, including RJR, seeking to recover an unspecified amount in actual and punitive damages. The plaintiffs allege that the defendants participated in a conspiracy to fix or maintain the price of cigarettes sold in the United States. In an opinion dated March 23, 2012, the court granted summary judgment in favor of RJR Tobacco and B&W on the plaintiffs’ claims. On July 18, 2014, the Court of Appeals of the State of Kansas affirmed the grant of summary judgment. On August 18, 2014, the plaintiffs filed a petition for review with the Supreme Court of the State of Kansas.

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

•

JTI also has sought indemnification relating to a Statement of Claim filed on April 23, 2010, against JTI Macdonald Corp., referred to as JTI-MC, by the Ontario Flue-Cured Tobacco Growers’ Marketing Board, referred to as the Board, Andy J. Jacko, Brian Baswick, Ron Kichler, and Aprad Dobrenty, proceeding on their own behalf and on behalf of a putative class of Ontario tobacco producers that sold tobacco to JTI-MC during the period between January 1, 1986, and December 31, 1996, referred to as the Class Period, through the Board pursuant to certain agreements. The Statement of Claim seeks recovery for damages allegedly incurred by the class representatives and the putative class for tobacco sales during the Class Period made at the contract price for duty free or export cigarettes with respect to cigarettes that, rather than being sold duty free or for export, purportedly were sold in Canada, which allegedly breached one or more of a series of contracts dated between June 4, 1986, and July 3, 1996. A motion to dismiss on the basis of statute of limitations was denied. An application requesting leave to appeal that decision has been filed.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

On April 23, 2014, a three judge panel of the Second Circuit issued a decision on the appeal, and on April 29, 2014, a corrected decision was issued. The Second Circuit concluded that: (1) as pled, the RICO claims are within the scope of the RICO statute, and (2) the federal court does have subject matter jurisdiction over the state-law claims. Accordingly, the three judge panel of the Second Circuit decided that the judgment of the district court should be vacated, and the case remanded to the district court for further proceedings. On May 7, 2014, the defendants filed in the Second Circuit a petition for panel rehearing, or rehearing en banc, regarding the plaintiffs’ RICO claims. On August 20, 2014, the three judge panel denied panel rehearing and issued an amended opinion which holds that a civil RICO cause of action extends to extraterritorial injuries. The amended opinion adheres to the three judge panel’s April 23, 2014 ruling that the judgment of the district court should be vacated, and the case remanded to the district court for further proceedings. The parties are still awaiting a decision on the portions of the May 7, 2014 petition seeking rehearing en banc. If the Second Circuit denies further review, it is expected that after remand the district court will consider the remaining grounds for dismissal contained in the defendants’ February 15, 2010 motion to dismiss which have not previously been addressed by the district court or the Second Circuit.

FDA Litigation. On February 25, 2011, RJR Tobacco, Lorillard, Inc., and Lorillard Tobacco Company jointly filed a lawsuit, Lorillard, Inc. v. U.S. Food and Drug Administration, in the U.S. District Court for the District of Columbia, challenging the composition of TPSAC which had been established by the FDA under the FDA Tobacco Act. The complaint alleges that certain members of the TPSAC and certain members of its Constituents Subcommittee have financial and appearance conflicts of interest that are disqualifying under federal ethics law and regulations, and that the TPSAC is not “fairly balanced,” as required by the Federal Advisory Committee Act, referred to as FACA. In March 2011, the plaintiffs filed an amended complaint, which added an additional claim, based on a nonpublic meeting of members of the TPSAC, in violation of the FACA. The court granted the plaintiffs’ unopposed motion to file a second amended complaint adding a count addressing the FDA’s refusal to produce all documents generated by the TPSAC and its subcommittee in preparation of the menthol report. On August 1, 2012, the court denied the FDA’s motion to dismiss. The FDA filed its answer to the complaint on October 12, 2012. The parties participated in a status conference on April 22, 2013, with Lorillard and RJR Tobacco filing an amended complaint the same day. Briefing for summary judgment motions was completed on September 20, 2013. On July 21, 2014, the court granted the plaintiffs’ summary judgment motions finding that three members of the TPSAC Committee had impermissible conflicts of interest. As relief, the court ordered the FDA to reconstitute the committee in conformance with the law and enjoined the agency from using or relying on the TPSAC’s 2011 Menthol Report. On September 18, 2014, the FDA appealed the decision to the U.S. Court of Appeals for the District of Columbia.

For a detailed description of the FDA Tobacco Act, see “— Governmental Activity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part I, Item 2.

Other Matters. In Richard Villarreal v. R. J. Reynolds Tobacco Co., a case filed June 6, 2012, the plaintiff filed a collective action complaint against R. J. Reynolds Tobacco Co., Pinstripe, Inc., and CareerBuilder, LLC, in the U.S. District Court, Northern District of Georgia. The complaint alleges unlawful discrimination with respect to the hiring of individuals to fill entry-level regional sales positions in violation of the Age Discrimination in Employment Act (29 U.S.C. §621, et seq.). Although the complaint is currently a single plaintiff case, the complaint seeks collective/class-action status. RJR Tobacco’s and Pinstripe’s motion for partial dismissal was granted on March 6, 2013, thereby eliminating the plaintiff’s disparate impact claim and limiting the relevant time period for both the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

plaintiff’s claims and potential class claims. RJR Tobacco and Pinstripe filed answers to the remaining disparate treatment claim on March 20, 2013. Defendant CareerBuilder was dismissed with prejudice on September 25, 2012. Discovery is currently proceeding. The plaintiff’s Fed.R.Civ.P. 54(b) motion to certify for immediate appeal the trial court’s prior dismissal of plaintiff’s disparate impact and time-barred claims was granted on May 21, 2014. Final judgment as to certain claims (those claims based on a disparate impact theory of relief and claims challenging hiring decisions made before November 19, 2009) was entered on May 21, 2014. The plaintiff filed a notice of appeal of the final judgment on June 18, 2014. The defendants filed a motion to dismiss the plaintiff’s appeal on July 3, 2014, which was granted by the Eleventh Circuit on September 22, 2014.

Smokeless Tobacco Litigation

As of September 30, 2014, American Snuff Co. was a defendant in six actions brought by individual plaintiffs in West Virginia state court seeking damages in connection with personal injuries allegedly sustained as a result of the usage of American Snuff Co.’s smokeless tobacco products. These actions are pending before the same West Virginia court as the 564 consolidated individual smoker cases against RJR Tobacco, B&W, as RJR Tobacco’s indemnitee, or both. Pursuant to the court’s December 3, 2001, order, the smokeless tobacco claims and defendants remain severed.

Pursuant to a second amended complaint filed in September 2006, American Snuff Co. is a defendant in Vassallo v. United States Tobacco Company, pending in the Eleventh Circuit Court in Miami-Dade County, Florida. The individual plaintiff alleges that he sustained personal injuries, including addiction and cancer, as a result of his use of smokeless tobacco products, allegedly including products manufactured by American Snuff Co. The plaintiff seeks unspecified compensatory and consequential damages in an amount greater than $15,000. There is no punitive damages demand in this case, though the plaintiff retains the right to seek leave of court to add such a demand later. Discovery is underway. Pursuant to the court’s scheduling order, trial is anticipated to begin in the fourth quarter of 2015.

Tobacco Buyout Legislation

In 2004, legislation was passed eliminating the U.S. Government’s tobacco production controls and price support program. The buyout of tobacco quota holders provided for in the Fair and Equitable Tobacco Reform Act, referred to as FETRA, was funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax was applied. The aggregate cost of the buyout to the industry was approximately $9.9 billion, including approximately $9.6 billion payable to quota tobacco holders and growers through industry assessments over ten years, into 2014, and approximately $290 million for the liquidation of quota tobacco stock. The FETRA assessment expired in September 2014.

RAI’s operating subsidiaries recorded the FETRA assessment on a quarterly basis as cost of goods sold. RAI’s operating subsidiaries’ overall share of the buyout approximated $2.5 billion prior to the deduction of permitted offsets under the MSA. RAI’s operating subsidiaries’ annual expense under FETRA for 2014 is estimated to be approximately $165 million.

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

The parties filed their findings of fact and conclusions of law on February 4, 2011. On February 25, 2013, the district court dismissed the case with prejudice. On March 8, 2013, the plaintiffs filed a notice of appeal. On August 4, 2014, the Fourth Circuit Court of Appeals, referred to as Fourth Circuit, reversed, holding that the district court applied the wrong standard when it held that the defendants did not cause any loss to the plan and remanded the case back to the district court to apply the correct standard. On September 2, 2014, the Fourth Circuit denied the defendants’ request for rehearing en banc. The mandate from the Fourth Circuit was issued on October 1, 2014. The deadline to file a petition for writ of certiorari with the U.S. Supreme Court is December 1, 2014.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Shareholder Cases

Delaware. In the third quarter of 2014, 11 alleged class action lawsuits were filed in the Chancery Court of the State of Delaware regarding the Merger. The plaintiffs allege that Lorillard’s Board of Directors breached its fiduciary duties to Lorillard’s shareholders by approving the Merger and that RAI and BAT allegedly aided and abetted the breach of fiduciary duties. Plaintiffs seek to enjoin the Merger and seek the recovery of unspecified money damages. Plaintiffs’counsel has indicated that, once RAI’s proxy statement is filed in connection with the proposed Merger, they will likely file one or more amended complaints. Plaintiffs’ counsel in several of the cases has moved to consolidate all 11 actions.

North Carolina. In the third quarter of 2014, Corwin v. British American Tobacco PLC, an alleged class action lawsuit, was filed in the Superior Court, Guilford County, North Carolina against RAI and its Board of Directors. The plaintiff alleges that RAI’s Board of Directors breached its fiduciary duties to RAI’s shareholders by agreeing to the Share Purchase in connection with the Merger, and to a proposed technology sharing agreement with BAT. The plaintiff also alleges that BAT breached its fiduciary duties to RAI’s other shareholders. The plaintiff seeks to enjoin the transactions and seeks the recovery of unspecified money damages. The plaintiff’s counsel has indicated that, once RAI’s proxy statement is filed in connection with the proposed Merger, they will likely file an amended complaint.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 11 — Shareholders’ Equity

	Common Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of December 31, 2012	$—	$7,275	$(1,707)	$(311)	$5,257
Net income	—	—	1,426	—	1,426
Retirement benefits, net of $14 million tax benefit	—	—	—	(21)	(21)
Unrealized gain on long-term investments, net of $3 million tax expense	—	—	—	5	5
Amortization of realized loss on hedging instruments, net of $1 million tax benefit	—	—	—	1	1
Cumulative translation adjustment and other, net of $10 million tax expense	— —	—	—	(3)	(3)
Dividends - $1.85 per share	—	—	(1,017)	—	(1,017)
Common stock repurchased	—	(625)	—	—	(625)
Equity incentive award plan and stock-based compensation	—	44	—	—	44
Excess tax benefit on stock-based compensation plans	—	13	—	—	13

Balance as of September 30, 2013	$—	$6,707	$(1,298)	$(329)	$5,080

	Common Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of December 31, 2013	$—	$6,571	$(1,348)	$(56)	$5,167
Net income	—	—	1,322	—	1,322
Retirement benefits, net of $3 million tax benefit	—	—	—	(6)	(6)
Unrealized gain on long-term investments, net of $1 million tax expense	—	—	—	2	2
Amortization of realized loss on hedging instruments, net of $1 million tax benefit	—	—	—	1	1
Cumulative translation adjustment and other, net of $10 million tax benefit	—	—	—	(23)	(23)
Dividends - $2.01 per share	—	—	(1,077)	—	(1,077)
Common stock repurchased	—	(440)	—	—	(440)
Equity incentive award plan and stock-based compensation	—	36	—	—	36
Excess tax benefit on stock-based compensation plans	—	11	—	—	11

Balance as of September 30, 2014	$—	$6,178	$(1,103)	$(82)	$4,993

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2013, were as follows:

	Retirement Benefits	Unrealized Gain (Loss) on Long- Term Investments	Realized Loss on Hedging Instruments	Cumulative Translation Adjustment and Other	Total
Balance as of December 31, 2012	$(265)	$(21)	$(14)	$(11)	$(311)
Other comprehensive income (loss) before reclassifications	(4)	5	—	(3)	(2)
Amounts reclassified from accumulated other comprehensive income (loss)	(17)	—	1	—	(16)

Net current-period other comprehensive income (loss)	(21)	5	1	(3)	(18)

Balance as of September 30, 2013	$(286)	$(16)	$(13)	$(14)	$(329)

The components of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2014, were as follows:

	Retirement Benefits	Unrealized Gain (Loss) on Long- Term Investments	Realized Loss on Hedging Instruments	Cumulative Translation Adjustment and Other	Total
Balance as of December 31, 2013	$(17)	$(16)	$(13)	$(10)	$(56)
Other comprehensive income (loss) before reclassifications	12	2	—	(23)	(9)
Amounts reclassified from accumulated other comprehensive income (loss)	(18)	—	1	—	(17)

Net current-period other comprehensive income (loss)	(6)	2	1	(23)	(26)

Balance as of September 30, 2014	$(23)	$(14)	$(12)	$(33)	$(82)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidated statement of income (unaudited) for the three months ended September 30, were as follows:

Components	Amounts Reclassified		Affected Line Item
	2014	2013
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$(5)	$(5)	Cost of products sold
Amortization of prior service costs	(5)	(4)	Selling, general and administrative expenses

	(10)	(9)
Deferred taxes	4	4	Provision for income taxes

Net of tax	$(6)	$(5)

Loss on hedging instruments:
Amortization of realized loss	$1	$1	Interest and debt expense
Deferred taxes	(1)	(1)	Provision for income taxes

Net of tax	$—	$—

Total reclassifications	$(6)	$(5)	Net income

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidated statement of income (unaudited) for the nine months ended September 30, were as follows:

Components	Amounts Reclassified		Affected Line Item
	2014	2013
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$(15)	$(15)	Cost of products sold
Amortization of prior service costs	(14)	(13)	Selling, general and administrative expenses

	(29)	(28)
Deferred taxes	11	11	Provision for income taxes

Net of tax	$(18)	$(17)

Loss on hedging instruments:
Amortization of realized loss	$2	$2	Interest and debt expense
Deferred taxes	(1)	(1)	Provision for income taxes

Net of tax	$1	$1

Total reclassifications	$(17)	$(16)	Net income

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

During the first six months of 2014, RAI repurchased and cancelled 7,715,763 shares for $412 million, with total repurchases of 55,353,807 shares for $2.5 billion, which concluded the above-described repurchase program. Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares are cancelled at the time of repurchase.

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

Effective February 10, 2014, and on May 8, 2014 and July 17, 2014, RAI’s board of directors declared a quarterly cash dividend of $0.67 per common share, or $2.68 on an annualized basis, to shareholders of record as of March 10, 2014, June 10, 2014 and September 10, 2014, respectively.

Note 12 — Stock Plans

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

As an equity-based grant, compensation expense relating to this 2014 grant under the Omnibus Plan will take into account the vesting period lapsed and will be calculated based on the per share closing price of RAI common stock as of the end of each quarter, which was $59.00 as of September 30, 2014. Dividends paid on shares of RAI common stock will accumulate on the restricted stock units and will be paid to the grantee on the vesting date. If RAI fails to pay its shareholders cumulative dividends of at least $2.68 per share for the one-year performance period ending April 30, 2015, then the award will be reduced by an amount equal to three times the percentage of the dividend underpayment, up to a maximum reduction of 50%.

Note 13 — Segment Information

RAI’s reportable operating segments are RJR Tobacco, American Snuff and Santa Fe. The RJR Tobacco segment consists principally of the primary operations of R. J. Reynolds Tobacco Company. The American Snuff segment consists of the primary operations of American Snuff Co. The Santa Fe segment consists of the domestic operations of SFNTC. Included in All Other, among other RAI subsidiaries, are RJR Vapor, Niconovum AB, Niconovum USA, Inc., SFRTI and various foreign subsidiaries affiliated with SFRTI. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.

RAI’s largest reportable operating segment, RJR Tobacco, is the second largest tobacco manufacturer in the United States. RJR Tobacco’s brands include two of the best-selling cigarettes in the United States: CAMEL and PALL MALL. These brands, and its other brands, including WINSTON, KOOL, DORAL, SALEM, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. As part of its total tobacco strategy, RJR Tobacco also offers a smoke-free tobacco product, CAMEL Snus. RJR Tobacco manages contract manufacturing of cigarette and tobacco products through arrangements with BAT affiliates, and manages the export of tobacco products to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases. RJR Tobacco also manages the super-premium cigarette brands, DUNHILL and STATE EXPRESS 555, which are licensed from BAT.

American Snuff is the second largest smokeless tobacco products manufacturer in the United States. American Snuff’s primary brands include its largest selling moist snuff brands, GRIZZLY and KODIAK.

Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand in the United States.

RJR Vapor is a manufacturer and distributor of digital vapor cigarettes under the VUSE brand name in the United States. Niconovum AB and Niconovum USA, Inc. are marketers of nicotine replacement therapy products in Sweden and the United States, respectively, under the ZONNIC brand name.

SFRTI and various foreign subsidiaries affiliated with SFRTI distribute the NATURAL AMERICAN SPIRIT brand outside of the United States.

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

Segment Data:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales:
RJR Tobacco	$1,799	$1,737	$5,098	$5,087
American Snuff	202	185	581	546
Santa Fe	179	160	482	423
All Other	60	53	176	141

Consolidated net sales	$2,240	$2,135	$6,337	$6,197

Operating income (loss):
RJR Tobacco(1)	$731	$635	$1,939	$2,056
American Snuff	117	106	329	306
Santa Fe(2)	98	82	247	208
All Other	(88)	(15)	(176)	(38)
Corporate expense	(46)	(17)	(101)	(56)

Consolidated operating income	$812	$791	$2,238	$2,476

Reconciliation to income from continuing operations before income taxes:
Consolidated operating income(1)(2)	$812	$791	$2,238	$2,476
Interest and debt expense	76	66	197	193
Interest income	(1)	(1)	(3)	(4)
Other (income) expense, net	(10)	6	(9)	6

Income from continuing operations before income taxes	$747	$720	$2,053	$2,281

(1)

Includes NPM Adjustment credits of $81 million and $67 million for the three months ended September 30, 2014 and 2013, respectively; and $267 million and $415 million for the nine months ended September 30, 2014 and 2013, respectively, see “— Cost of Products Sold” in note 1.

(2)

Includes NPM Adjustment credits of $1 million and $2 million for the three months ended September 30, 2014 and 2013, respectively; and $3 million and $5 million for the nine months ended September 30, 2014 and 2013, respectively see “— Cost of Products Sold” in note 1.

Note 14 — Related Party Transactions

RAI and RAI’s operating subsidiaries engage in transactions with affiliates of BAT, which owns approximately 42% of RAI’s outstanding common stock. A summary of balances and transactions with such BAT affiliates is as follows:

Balances:

	September 30, 2014	December 31, 2013
Accounts receivable, related party	$51	$56
Due to related party	1	—
Deferred revenue, related party	8	48

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Significant transactions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$71	$80	$248	$253
Purchases	11	9	24	18
RAI common stock purchases from B&W	—	63	155	233
Capsule royalty income	1	2	7	6
Research and development services billings	1	1	2	2

RAI’s operating subsidiaries, primarily RJR Tobacco, sell contract-manufactured cigarettes, tobacco leaf and processed tobacco to BAT affiliates. In December 2012, RJR Tobacco entered into an amendment to its contract manufacturing agreement with a BAT affiliate, which amendment, among other things, requires either party to provide three years’ notice to the other party to terminate the agreement without cause, with any such notice to be given no earlier than January 1, 2016. Net sales to BAT affiliates, primarily cigarettes, represented approximately 3% and 4% of RAI’s total net sales during the three and nine months ended September 30, 2014, respectively, and 4% during the three and nine months ended September 30, 2013.

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

On July 15, 2014, RAI and BAT entered into a Subscription Agreement as part of the Proposed Transactions. For additional information, see note 2.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended September 30, 2014
Net sales	$—	$2,175	$51	$(57)	$2,169
Net sales, related party	—	71	—	—	71

Net sales	—	2,246	51	(57)	2,240
Cost of products sold	—	1,016	75	(57)	1,034
Selling, general and administrative expenses	27	294	70	—	391
Amortization expense	—	3	—	—	3

Operating income (loss)	(27)	933	(94)	—	812
Interest and debt expense	76	18	2	(20)	76
Interest income	(20)	(1)	—	20	(1)
Other (income) expense, net	1	(12)	(10)	11	(10)

Income (loss) before income taxes	(84)	928	(86)	(11)	747
Provision for (benefit from) income taxes	(26)	340	(34)	—	280
Equity income from subsidiaries	525	13	—	(538)	—

Net income (loss)	$467	$601	$(52)	$(549)	$467

For the Three Months Ended September 30, 2013
Net sales	$—	$2,023	$39	$(7)	$2,055
Net sales, related party	—	80	—	—	80

Net sales	—	2,103	39	(7)	2,135
Cost of products sold	—	991	20	(7)	1,004
Selling, general and administrative expenses	3	295	41	—	339
Amortization expense	—	1	—	—	1

Operating income (loss)	(3)	816	(22)	—	791
Interest and debt expense	65	27	1	(27)	66
Interest income	(27)	(1)	—	27	(1)
Other (income) expense, net	1	(11)	5	11	6

Income (loss) before income taxes	(42)	801	(28)	(11)	720
Provision for (benefit from) income taxes	(17)	289	(9)	—	263
Equity income (loss) from subsidiaries	482	(3)	—	(479)	—

Net income (loss)	$457	$509	$(19)	$(490)	$457

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2014
Net sales	$—	$6,018	$148	$(77)	$6,089
Net sales, related party	—	248	—	—	248

Net sales	—	6,266	148	(77)	6,337
Cost of products sold	—	2,842	157	(76)	2,923
Selling, general and administrative expenses	47	938	183	—	1,168
Amortization expense	—	8	—	—	8

Operating income (loss)	(47)	2,478	(192)	(1)	2,238
Interest and debt expense	197	61	5	(66)	197
Interest income	(66)	(2)	(1)	66	(3)
Other (income) expense, net	3	(33)	(11)	32	(9)

Income (loss) from continuing operations before income taxes	(181)	2,452	(185)	(33)	2,053
Provision for (benefit from) income taxes	(60)	886	(70)	—	756
Equity income from subsidiaries	1,443	22	—	(1,465)	—

Income (loss) from continuing operations	1,322	1,588	(115)	(1,498)	1,297
Income from discontinued operations	—	25	—	—	25

Net income (loss)	$1,322	$1,613	$(115)	$(1,498)	$1,322

For the Nine Months Ended September 30, 2013
Net sales	$—	$5,863	$107	$(26)	$5,944
Net sales, related party	—	253	—	—	253

Net sales	—	6,116	107	(26)	6,197
Cost of products sold	—	2,675	48	(26)	2,697
Selling, general and administrative expenses	9	897	114	—	1,020
Amortization expense	—	4	—	—	4

Operating income (loss)	(9)	2,540	(55)	—	2,476
Interest and debt expense	189	87	1	(84)	193
Interest income	(84)	(2)	(2)	84	(4)
Other (income) expense, net	3	(35)	6	32	6

Income (loss) before income taxes	(117)	2,490	(60)	(32)	2,281
Provision for (benefit from) income taxes	(44)	923	(24)	—	855
Equity income from subsidiaries	1,499	4	—	(1,503)	—

Net income (loss)	$1,426	$1,571	$(36)	$(1,535)	$1,426

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Comprehensive Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended September 30, 2014
Net income (loss)	$467	$601	$(52)	$(549)	$467
Other comprehensive income (loss), net of tax:
Retirement benefits	(6)	(6)	—	6	(6)
Cumulative translation adjustment and other	(21)	(21)	(30)	51	(21)

Comprehensive income (loss)	$440	$574	$(82)	$(492)	$440

For the Three Months Ended September 30, 2013
Net income (loss)	$457	$509	$(19)	$(490)	$457
Other comprehensive income (loss), net of tax:
Retirement benefits	(6)	(6)	—	6	(6)
Unrealized gain on long-term investments	2	2	—	(2)	2
Cumulative translation adjustment and other	9	11	14	(25)	9

Comprehensive income (loss)	$462	$516	$(5)	$(511)	$462

For the Nine Months Ended September 30, 2014
Net income (loss)	$1,322	$1,613	$(115)	$(1,498)	$1,322
Other comprehensive income (loss), net of tax:
Retirement benefits	(6)	(5)	—	5	(6)
Unrealized gain on long-term investments	2	2	—	(2)	2
Amortization of realized loss on hedging instruments	1	—	—	—	1
Cumulative translation adjustment and other	(23)	(22)	(32)	54	(23)

Comprehensive income (loss)	$1,296	$1,588	$(147)	$(1,441)	$1,296

For the Nine Months Ended September 30, 2013
Net income (loss)	$1,426	$1, 571	$(36)	$(1,535)	$1,426
Other comprehensive income (loss), net of tax:
Retirement benefits	(21)	(24)	(1)	25	(21)
Unrealized gain on long-term investments	5	5	—	(5)	5
Amortization of realized loss on hedging instruments	1	—	—	—	1
Cumulative translation adjustment and other	(3)	(1)	8	(7)	(3)

Comprehensive income (loss)	$1,408	$1,551	$(29)	$(1,522)	$1,408

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the three months ended September 30, 2014, were as follows:

Components	Amounts Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$(5)	$(5)	$—	$5	$(5)	Cost of products sold
Amortization of prior service costs	(5)	(5)	—	5	(5)	Selling, general and administrative expenses

	(10)	(10)	—	10	(10)
Deferred taxes	4	4	—	(4)	4	Provision for income taxes

Net of tax	$(6)	$(6)	$—	$6	$(6)

Loss on hedging instruments:
Amortization of realized loss	$1	$—	$—	$—	$1	Interest and debt expense
Deferred taxes	(1)	—	—	—	(1)	Provision for income taxes

Net of tax	$—	$—	$—	$—	$—

Total reclassifications	$(6)	$(6)	$—	$6	$(6)	Net income (loss)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the three months ended September 30, 2013, were as follows:

Components	Amounts Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$(5)	$(5)	$—	$5	$(5)	Cost of products sold
Amortization of prior service costs	(4)	(4)	—	4	(4)	Selling, general and administrative expenses

	(9)	(9)	—	9	(9)
Deferred taxes	4	4	—	(4)	4	Provision for income taxes

Net of tax	$(5)	$(5)	$—	$5	$(5)

Loss on hedging instruments:
Amortization of realized loss	$1	$—	$—	$—	$1	Interest and debt expense
Deferred taxes	(1)	—	—	—	(1)	Provision for income taxes

Net of tax	$—	$—	$—	$—	$—

Total reclassifications	$(5)	$(5)	$—	$5	$(5)	Net income (loss)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the nine months ended September 30, 2014, were as follows:

Components	Amounts Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$(15)	$(15)	$—	$15	$(15)	Cost of products sold
Amortization of prior service costs	(14)	(14)	—	14	(14)	Selling, general and administrative expenses

	(29)	(29)	—	29	(29)
Deferred taxes	11	11	—	(11)	11	Provision for income taxes

Net of tax	$(18)	$(18)	$—	$18	$(18)

Loss on hedging instruments:
Amortization of realized loss	$2	$—	$—	$—	$2	Interest and debt expense
Deferred taxes	(1)	—	—	—	(1)	Provision for income taxes

Net of tax	$1	$—	$—	$—	$1

Total reclassifications	$(17)	$(18)	$—	$18	$(17)	Net income (loss)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the nine months ended September 30, 2013, were as follows:

Components	Amounts Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$(15)	$(15)	$—	$15	$(15)	Cost of products sold
Amortization of prior service costs	(13)	(13)	—	13	(13)	Selling, general and administrative expenses

	(28)	(28)	—	28	(28)
Deferred taxes	11	11	—	(11)	11	Provision for income taxes

Net of tax	$(17)	$(17)	$—	$17	$(17)

Loss on hedging instruments:
Amortization of realized loss	$2	$—	$—	$—	$2	Interest and debt expense
Deferred taxes	(1)	—	—	—	(1)	Provision for income taxes

Net of tax	$1	$—	$—	$—	$1

Total reclassifications	$(16)	$(17)	$—	$17	$(16)	Net income (loss)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2014
Cash flows from (used in) operating activities	$834	$1,382	$(88)	$(1,004)	$1,124

Cash flows from (used in) investing activities:
Capital expenditures	—	(187)	(92)	106	(173)
Proceeds from termination of joint venture	—	—	35	—	35
Contributions to intercompany investments	(32)	—	—	32	—
Return of intercompany investments	165	—	—	(165)	—
Other, net	218	38	67	(360)	(37)

Net cash flows from (used in) investing activities	351	(149)	10	(387)	(175)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,055)	(966)	—	966	(1,055)
Repurchase of common stock	(440)	—	—	—	(440)
Principal borrowings under revolving credit facility	1,000	—	—	—	1,000
Repayments under revolving credit facility	(600)	—	—	—	(600)
Dividends paid on preferred stock	(32)	—	—	32	—
Receipt of equity	—	—	32	(32)	—
Distribution of equity	—	(165)	—	165	—
Other, net	(81)	(400)	181	260	(40)

Net cash flows from (used in) financing activities	(1,208)	(1,531)	213	1,391	(1,135)

Effect of exchange rate changes on cash and cash equivalents	—	—	(25)	—	(25)

Net change in cash and cash equivalents	(23)	(298)	110	—	(211)
Cash and cash equivalents at beginning of period	444	696	360	—	1,500

Cash and cash equivalents at end of period	$421	$398	$470	$—	$1,289

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2013
Cash flows from (used in) operating activities	$831	$202	$(41)	$(322)	$670

Cash flows from (used in) investing activities:
Capital expenditures	—	(53)	(31)	(8)	(92)
Proceeds from termination of joint venture	—	—	31	—	31
Return of intercompany investments	300	—	—	(300)	—
Other, net	51	30	—	(74)	7

Net cash flows from (used in) investing activities	351	(23)	—	(382)	(54)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(994)	(298)	—	298	(994)
Repurchase of common stock	(625)	—	—	—	(625)
Principal borrowings under term-loan credit facility	500	—	—	—	500
Repayment under term-loan credit facility	(350)	—	—	—	(350)
Proceeds from issuance of long-term debt, net of discounts	1,097	—	—	—	1,097
Repayment of long-term debt	—	(60)	—	—	(60)
Dividends paid on preferred stock	(32)	—	—	32	—
Distribution of equity	—	(300)	—	300	—
Other, net	(19)	(140)	87	74	2

Net cash flows from (used in) financing activities	(423)	(798)	87	704	(430)

Effect of exchange rate changes on cash and cash equivalents	—	—	6	—	6

Net change in cash and cash equivalents	759	(619)	52	—	192
Cash and cash equivalents at beginning of period	755	1,420	327	—	2,502

Cash and cash equivalents at end of period	$1,514	$801	$379	$—	$2,694

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
September 30, 2014
Assets
Cash and cash equivalents	$421	$398	$470	$—	$1,289
Accounts receivable	—	55	34	—	89
Accounts receivable, related party	—	51	—	—	51
Notes receivable	—	1	—	—	1
Other receivables	70	1,145	54	(1,257)	12
Inventories	—	1,038	71	(1)	1,108
Deferred income taxes, net	—	678	2	(6)	674
Prepaid expenses and other	68	164	2	(2)	232

Total current assets	559	3,530	633	(1,266)	3,456
Property, plant and equipment, net	3	1,165	30	—	1,198
Trademarks and other intangible assets, net	—	2,420	4	—	2,424
Goodwill	—	7,999	18	—	8,017
Long-term intercompany notes receivable	1,625	190	—	(1,815)	—
Investment in subsidiaries	10,117	463	—	(10,580)	—
Other assets and deferred charges	92	181	19	(55)	237

Total assets	$12,396	$15,948	$704	$(13,716)	$15,332

Liabilities and shareholders’ equity
Accounts payable	$1	$106	$22	$—	$129
Tobacco settlement accruals	—	1,703	—	—	1,703
Due to related party	—	1	—	—	1
Deferred revenue, related party	—	8	—	—	8
Revolving credit facility borrowings	400	—	—	—	400
Other current liabilities	1,660	593	56	(1,264)	1,045

Total current liabilities	2,061	2,411	78	(1,264)	3,286
Long-term intercompany notes payable	190	1,300	325	(1,815)	—
Long-term debt (less current maturities)	5,087	—	—	—	5,087
Deferred income taxes, net	—	767	3	(55)	715
Long-term retirement benefits (less current portion)	40	1,085	9	—	1,134
Other noncurrent liabilities	25	92	—	—	117
Shareholders’ equity	4,993	10,293	289	(10,582)	4,993

Total liabilities and shareholders’ equity	$12,396	$15,948	$704	$(13,716)	$15,332

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
December 31, 2013
Assets
Cash and cash equivalents	$444	$696	$360	$—	$1,500
Accounts receivable	—	74	32	—	106
Accounts receivable, related party	—	56	—	—	56
Notes receivable	—	1	36	—	37
Other receivables	76	198	6	(264)	16
Inventories	—	1,069	59	(1)	1,127
Deferred income taxes, net	—	614	1	(9)	606
Prepaid expenses and other	29	172	7	(1)	207

Total current assets	549	2,880	501	(275)	3,655
Property, plant and equipment, net	5	986	83	—	1,074
Trademarks and other intangible assets, net	—	2,413	4	—	2,417
Goodwill	—	7,999	12	—	8,011
Long-term intercompany notes receivable	1,842	1,295	—	(3,137)	—
Investment in subsidiaries	9,736	473	—	(10,209)	—
Other assets and deferred charges	94	187	18	(54)	245

Total assets	$12,226	$16,233	$618	$(13,675)	$15,402

Liabilities and shareholders’ equity
Accounts payable	$1	$169	$15	$—	$185
Tobacco settlement accruals	—	1,727	—	—	1,727
Deferred revenue, related party	—	48	—	—	48
Other current liabilities	601	744	46	(275)	1,116

Total current liabilities	602	2,688	61	(275)	3,076
Long-term intercompany notes payable	1,295	1,700	142	(3,137)	—
Long-term debt (less current maturities)	5,099	—	—	—	5,099
Deferred income taxes, net	—	710	2	(54)	658
Long-term retirement benefits (less current portion)	38	1,172	11	—	1,221
Other noncurrent liabilities	25	156	—	—	181
Shareholders’ equity	5,167	9,807	402	(10,209)	5,167

Total liabilities and shareholders’ equity	$12,226	$16,233	$618	$(13,675)	$15,402

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of RAI’s business, initiatives, critical accounting estimates and its consolidated results of operations and financial position. Following the overview and discussion of business initiatives, the critical accounting estimates disclose certain accounting estimates that are material to RAI’s results of operations and financial position for the periods presented in this report. The discussion and analysis of RAI’s results of operations compares the third quarter of 2014 with the third quarter of 2013, and the first nine months of 2014 with the first nine months of 2013. Disclosures related to liquidity and financial position complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial position and results of operations in conjunction with the financial information included in the condensed consolidated financial statements (unaudited).

Overview and Business Initiatives

RAI’s reportable operating segments are RJR Tobacco, American Snuff and Santa Fe. The RJR Tobacco segment consists principally of the primary operations of R. J. Reynolds Tobacco Company. The American Snuff segment consists of the primary operations of American Snuff Co. The Santa Fe segment consists of the domestic operations of SFNTC. Included in All Other, among other RAI subsidiaries, are RJR Vapor, Niconovum AB, Niconovum USA, Inc., SFRTI and various foreign subsidiaries affiliated with SFRTI. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.

As a result of shifts in consumer preferences, RAI’s strategy continues to focus on transforming tobacco to deliver sustainable earnings growth, strong cash flow and enhanced long-term shareholder value. This transformation strategy includes growing the core cigarette and moist-snuff businesses, focusing on innovation and engaging with adult tobacco consumers, while maintaining efficient and effective operations.

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

RJR Tobacco

RJR Tobacco primarily conducts business in the highly competitive U.S. cigarette market. The international rights to substantially all of RJR Tobacco’s brands were sold in 1999 to JTI, and no international rights were acquired in connection with the B&W business combination nor will any be acquired in connection with the Proposed Transactions. The U.S. cigarette market, which has a few large manufacturers and many smaller participants, is a mature market in which overall adult consumer demand has declined since 1981, and is expected to continue to decline. Profitability of the U.S. cigarette industry and RJR Tobacco continues to be adversely impacted by decreases in consumption, increases in state excise taxes and governmental regulations and restrictions, such as marketing limitations, product standards and ingredients legislation.

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

In contrast to the declining U.S. cigarette market, U.S. moist snuff retail volumes grew approximately 3% in the first nine months of 2014. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both.

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

All Other

RJR Vapor expanded the distribution of VUSE to retail outlets throughout Colorado in 2013 and into Utah in the first quarter of 2014. The initial phase of the national expansion of VUSE began in June 2014, and the next wave of distribution occurred in the third quarter of 2014. The expansion is expected to continue in phases through early 2015, when VUSE will be available in most retail outlets. VUSE’s innovative digital technology is designed to deliver a consistent flavor and vapor experience.

Niconovum AB is a marketer of nicotine replacement therapy products in Sweden under the ZONNIC brand name. Niconovum USA, Inc. is in lead markets in Iowa and Nebraska with ZONNIC, a nicotine replacement therapy gum. In September 2014, ZONNIC began expanding to outlets outside of the lead markets.

SFRTI and various foreign subsidiaries affiliated with SFRTI distribute the NATURAL AMERICAN SPIRIT brand outside the United States.

Proposed Transactions

On July 15, 2014, RAI, Merger Sub and Lorillard entered into the Merger Agreement, pursuant to which RAI agreed to acquire Lorillard in the Merger, a cash and stock transaction valued at $27.4 billion (based on the closing price of RAI common stock on July 14, 2014), including the assumption of net debt. Upon completion of the Merger, each share of Lorillard common stock will be converted into the right to receive the Merger Consideration, consisting of (1) 0.2909 of a share of RAI common stock plus (2) $50.50 in cash.

Also on July 15, 2014, RAI entered into the Asset Purchase Agreement with Imperial and Imperial Sub, pursuant to which Imperial Sub agreed to purchase the cigarette brands WINSTON, KOOL and SALEM (and, under certain circumstances, DORAL) owned by RAI subsidiaries, the cigarette brand Maverick and “e-vapor” brand blu (including SKYCIG) owned by Lorillard subsidiaries, and other assets, and agreed to assume certain liabilities for a total consideration of approximately $7.1 billion. The closing of the Divestiture is conditioned upon, among other things, RAI’s completion of the Merger and the approval of the Divestiture by Imperial’s shareholders.

In connection with these agreements, on July 15, 2014, BAT, RAI’s largest shareholder, and RAI entered into the Subscription Agreement, pursuant to which (1) BAT, directly or indirectly through one or more of its wholly owned subsidiaries, will subscribe for and purchase, at a price of approximately $4.7 billion in the aggregate, shares of RAI common stock sufficient to maintain BAT’s approximately 42% beneficial ownership in RAI and (2) BAT will cause all shares of RAI beneficially owned by BAT to be voted in favor of the Share Issuance.

The Proposed Transactions are subject to customary closing conditions, including shareholder and regulatory approvals. The Merger Agreement contains certain other termination rights for each of RAI and Lorillard, including the right of each party to terminate the Merger Agreement if the Merger has not been completed by July 15, 2015, subject to an automatic six month extension if, on July 15, 2015, the Merger has not yet received antitrust approval or certain specified legal restraints are in place but all other closing conditions have been satisfied.

In addition, on September 23, 2014, in accordance with the previously announced commitment letter, RAI entered into the Bridge Facility with JPMorgan Chase Bank, N.A., Citibank, N.A., J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and various other lending institutions party thereto to provide a 364-day senior unsecured term loan bridge facility in an aggregate principal amount of up to $9 billion (subject to the satisfaction or waiver of the conditions stated therein) for the purpose of financing part of the cash portion of the Merger Consideration and related fees and expenses in connection with the transactions contemplated by the Merger Agreement. For additional information on the Bridge Facility, see note 9 to condensed consolidated financial statements (unaudited).

There are a number of risks and uncertainties associated with the Proposed Transactions. For information see “— Cautionary Information Regarding Forward-Looking Statements” and “— Risk Factors” below, and the Registration Statement on Form S-4 filed by RAI with the SEC on October 17, 2014.

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

Recently Issued Accounting Pronouncements

For information relating to recently issued accounting pronouncements, see note 1 to condensed consolidated financial statements (unaudited).

Results of Operations

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Net sales(1):
RJR Tobacco	$1,799	$1,737	3.6%	$5,098	$5,087	0.2%
American Snuff	202	185	9.2%	581	546	6.4%
Santa Fe	179	160	11.9%	482	423	13.9%
All Other	60	53	13.2%	176	141	24.8%

Net sales	2,240	2,135	4.9%	6,337	6,197	2.3%
Cost of products sold(1)(2)	1,034	1,004	3.0%	2,923	2,697	8.4%
Selling, general and administrative expenses	391	339	15.3%	1,168	1,020	14.5%
Amortization expense	3	1	NM (3)	8	4	100.0%

Operating income (loss):
RJR Tobacco	731	635	15.1%	1,939	2,056	(5.7)%
American Snuff	117	106	10.4%	329	306	7.5%
Santa Fe	98	82	19.5%	247	208	18.8%
All Other	(88)	(15)	NM (3)	(176)	(38)	NM (3)
Corporate expense	(46)	(17)	NM (3)	(101)	(56)	80.4%

Operating income	$812	$791	2.7%	$2,238	$2,476	(9.6)%

(1)	Excludes excise taxes of:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
RJR Tobacco	$814	$839	$2,320	$2,444
American Snuff	13	12	39	38
Santa Fe	57	53	155	143
All Other	78	68	221	185

	$962	$972	$2,735	$2,810

(2)	See below for further information related to the State Settlement Agreements, federal tobacco quota buyout and FDA user fees included in cost of products sold.
(3)	Percentage of change not meaningful.

In the following discussion, the amounts presented in the operating companies’ shipment volume and share tables are rounded on an individual basis and, accordingly, may not sum in the aggregate. Percentages are calculated on unrounded numbers.

RJR Tobacco

Net Sales

Domestic cigarette shipment volume, in billions of units for RJR Tobacco and the industry, was as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
RJR Tobacco:
Growth brands:
CAMEL	5.7	5.5	3.0%	15.8	15.8	0.3%
PALL MALL	5.5	5.6	(1.5)%	15.6	16.0	(2.7)%

	11.1	11.1	0.7%	31.4	31.8	(1.2)%
Other	5.0	5.6	(10.1)%	14.7	16.8	(12.4)%

Total RJR Tobacco domestic cigarette shipment volume	16.2	16.7	(2.9)%	46.1	48.6	(5.1)%
Total premium	9.5	9.7	(1.9)%	26.9	28.2	(4.5)%
Total value	6.7	7.0	(4.4)%	19.2	20.4	(5.8)%
Premium/total mix	58.6%	57.9%		58.4%	58.1%
Industry(1):
Premium	50.0	51.1	(2.3)%	142.0	146.7	(3.2)%
Value	20.7	21.2	(2.3)%	57.2	59.8	(4.4)%

Total industry domestic cigarette shipment volume	70.7	72.3	(2.3)%	199.2	206.5	(3.5)%
Premium/total mix	70.7%	70.7%		71.3%	71.0%

(1)	Based on information from Management Science Associates, Inc., referred to as MSAi.

RJR Tobacco’s net sales are dependent upon its cigarette shipment volume in a declining market, premium versus value-brand mix and list pricing, offset by promotional spending, trade incentives and federal excise taxes.

RJR Tobacco’s net sales for the three months ended September 30, 2014, increased compared with the prior-year quarter, primarily due to higher net pricing of $136 million, partially offset by $52 million attributable to lower domestic cigarette volume and $10 million attributable to unfavorable product mix. RJR Tobacco’s net sales for the nine months ended September 30, 2014, increased compared with the prior-year period, primarily due to higher net pricing of $325 million, partially offset by $254 million attributable to lower domestic cigarette volume and $37 million attributable to unfavorable product mix.

Market Share

The shares of RJR Tobacco’s cigarette brands as a percentage of total share of U.S. retail cigarette sales, based on data collected by SymphonyIRI Group, Inc. and Capstone Research Inc., collectively referred to as IRI/Capstone, and processed and managed by MSAi(1)(2), were as follows:

	For the Three Months Ended
	September 30, 2014	June 30, 2014	Share Point Change	September 30, 2013	Share Point Change
Growth brands:
CAMEL	10.4%	10.2%	0.2	10.0%	0.4
PALL MALL	9.3%	9.3%	—	9.4%	(0.1)

Total growth brands	19.7%	19.5%	0.2	19.4%	0.3
Other	6.9%	7.0%	(0.1)	7.3%	(0.4)

Total RJR Tobacco domestic cigarette retail share of market	26.6%	26.5%	0.1	26.7%	(0.1)

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

(2)

Effective in the first quarter of 2014, retail share results are based on a revised, more efficient, IRI/Capstone model which measures retail share in stores representing trade channels where the majority of tobacco industry products are sold and resource investments are made. Retail share results reported by the IRI/Capstone model cannot be meaningfully compared to previously reported share results provided by the previous model. All retail share results for 2013 have been restated to reflect the IRI/Capstone model. In the second quarter of 2014, at the request of RJR Tobacco, the IRI/Capstone model was revised to better reflect retail sales through these trade channels. All data reflects this revision.

The retail share of market of CAMEL, at 10.4 share points, was up 0.4 share points compared with the prior-year quarter. CAMEL’s cigarette market share continued to be favorably impacted by its innovative capsule technology offered in CAMEL Crush and CAMEL menthol styles. CAMEL Crush styles provide adult smokers the choice of switching from non-menthol to menthol. CAMEL menthol styles allow adult smokers to choose the level of menthol flavor on demand. CAMEL’s third quarter of 2014 menthol market share, including CAMEL Crush styles, increased 0.2 share points from the third quarter of 2013 to 4.4 percent.

CAMEL Snus, a smoke-free tobacco product, continues to lead the U.S. snus category, maintaining a market share of approximately 80%.

PALL MALL, a product that offers a high quality, longer-lasting cigarette at a value price, continues to attract interest from adult tobacco consumers. PALL MALL’s third-quarter market share of 9.3% was down 0.1 share points compared with the prior-year quarter due to competitive pressure.

The combined share of market of RJR Tobacco’s growth brands during the third quarter of 2014 increased by 0.3 share points over the same period in 2013. RJR Tobacco’s total cigarette market share was down slightly from the prior-year quarter, mainly driven by increases in the company’s growth brands, more than offset by decreases in the support and non-support brands, consistent with its strategy of focusing on growth brands.

Operating Income

RJR Tobacco’s operating income for the three-month period ended September 30, 2014, was favorably impacted by higher cigarette pricing, partially offset by lower cigarette volume and unfavorable product mix. In addition, RJR Tobacco’s operating income was favorably impacted by the partial settlement of certain NPM Adjustment claims, related to the Term Sheet, of $81 million and $67 million for the three months ended September 30, 2014 and 2013, respectively.

RJR Tobacco’s operating income for the nine-month period ended September 30, 2014, decreased due to lower cigarette volume, increased litigation claims, unfavorable product mix and increased promotional spending, partially offset by higher cigarette pricing. In addition, RJR Tobacco’s operating income was favorably impacted by the partial settlement of certain NPM Adjustment claims, related to the Term Sheet, of $267 million and $415 million for the nine months ended September 30, 2014 and 2013, respectively.

RJR Tobacco’s expenses under the State Settlement Agreements, federal tobacco quota buyout and FDA user fees, included in cost of products sold were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
State Settlement Agreements	$494	$505	$1,356	$1,251
Federal tobacco quota buyout	47	47	146	146
FDA user fees	30	29	92	88

Expenses under the State Settlement Agreements are expected to be approximately $1.8 billion in 2014, subject to adjustment for changes in volume and other factors. Pursuant to the Term Sheet, RJR Tobacco will receive credits with respect to its NPM Adjustment claims for the period from 2003 through 2012. These credits will be applied against annual payments under the MSA over a five-year period, which commenced with the April 2013 payment. RJR Tobacco’s MSA expenses were reduced by approximately $217 million for the nine months ended September 30, 2013.

In June 2014, two additional states agreed to settle the NPM Adjustment disputes on similar terms as set forth in the Term Sheet, except for certain provisions related to the determination of credits to be received by the PMs. RJR Tobacco will receive credits, currently estimated to total approximately $169 million, with respect to its NPM Adjustment claims from 2003 through 2012. These credits will be applied against annual payments under the MSA over a five-year period effectively beginning with the April 2014 MSA payment related to the addition of these two states. As a result, expenses for the MSA were reduced by approximately $34 million for the nine months ended September 30, 2014.

In addition, as a result of meeting the performance requirements associated with the Term Sheet, RJR Tobacco recognized additional credits of $81 million and $67 million for the three months ended September 30, 2014 and 2013, respectively; and $233 million and $198 million for the nine months ended September 30, 2014 and 2013, respectively. RJR Tobacco expects to recognize additional credits through 2017.

For additional information, see “— Cost of Products Sold” in note 1 and “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements—Enforcement and Validity; Adjustments” in note 10 to condensed consolidated financial statements (unaudited).

Expenses for the federal tobacco quota buyout assessment, which expired in September 2014, are expected to be approximately $150 million in 2014. Expenses for FDA user fees are expected to be approximately $120 million to $130 million in 2014. For additional information, see “— Tobacco Buyout Legislation” in note 10 to condensed consolidated financial statements (unaudited) and “— Governmental Activity” below.

Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. RJR Tobacco’s product liability defense costs were $38 million and $37 million for the three months ended September 30, 2014 and 2013, respectively; and $131 million and $126 million for the nine months ended September 30, 2014 and 2013, respectively.

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

Numerous factors affect product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial, that is, with active discovery and motions practice. See “— Litigation Affecting the Cigarette Industry — Overview” in note 10 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and type of cases pending, and “— Litigation Affecting the Cigarette Industry — Overview — Scheduled Trials” in note 10 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and nature of cases in trial and scheduled for trial through September 30, 2015.

RJR Tobacco expects that the factors described above will continue to have the primary impact on its product liability defense costs in the future. Given the level of activity in RJR Tobacco’s pending cases, including the number of cases in trial and scheduled for trial, particularly with respect to Engle Progeny cases, RJR Tobacco’s product liability defense costs continue to remain at a high level. See “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in note 10 to condensed consolidated financial statements (unaudited) for additional information.

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

American Snuff

Net Sales

The moist snuff shipment volume, in millions of cans, for American Snuff was as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
GRIZZLY	108.7	105.0	3.6%	324.6	309.5	4.9%
Other	11.3	11.7	(3.3)%	33.6	34.6	(2.9)%

Total American Snuff moist snuff shipment volume	120.1	116.7	2.9%	358.2	344.1	4.1%

American Snuff’s net sales for the three- and nine- month periods ended September 30, 2014, increased compared with the same prior-year periods primarily due to higher net pricing and higher moist snuff volume.

Market Share

Moist snuff has been the key driver to American Snuff’s overall growth and profitability within the U.S. smokeless tobacco market. Moist snuff accounted for approximately 89% of American Snuff’s revenue for the three and nine months ended September 30, 2014, compared with approximately 88% for the three and nine months ended September 30, 2013. U.S. moist snuff industry retail shipment volume grew by approximately 2% in the third quarter of 2014 compared with the same period in 2013.

The shares of American Snuff’s moist snuff brands as a percentage of total share of U.S. retail moist snuff sales according to IRI/Capstone(1)(2), were as follows:

	For the Three Months Ended
	September 30, 2014	June 30, 2014	Share Point Change	September 30, 2013	Share Point Change
GRIZZLY	31.1%	31.4%	(0.3)	31.0%	0.1
Other	2.9%	3.0%	(0.1)	3.1%	(0.2)

Total American Snuff moist snuff retail share of market	34.0%	34.4%	(0.4)	34.2%	(0.1)

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

(2)

Effective in the first quarter of 2014, retail share results are based on a revised, more efficient, IRI/Capstone model which measures retail share in stores representing trade channels where the majority of tobacco industry products are sold and resource investments are made. Retail share results reported by the IRI/Capstone model cannot be meaningfully compared to previously reported share results provided by the previous model. All retail share results for 2013 have been restated to reflect the IRI/Capstone model. In the second quarter of 2014, at the request of American Snuff, the IRI/Capstone model was revised to better reflect retail sales through these trade channels. All data reflects this revision.

GRIZZLY, the leading U.S. moist snuff brand, grew 0.1 share points in the third quarter of 2014, compared with the third quarter of 2013, driven by growth in wintergreen styles and pouch offerings. In January 2014, American Snuff expanded the distribution of GRIZZLY Wide Cut Wintergreen nationwide. The wide cut offers adult tobacco consumers a long-lasting wintergreen flavor and easy packing.

Operating Income

American Snuff’s operating income for the three-month period ended September 30, 2014, increased as compared with the prior-year period primarily due to higher net pricing, partially offset by additional marketing expenses. American Snuff’s operating income for the nine-month period ended September 30, 2014, increased as compared with the prior-year period primarily due to higher net pricing and higher moist snuff volume, partially offset by additional marketing expenses.

Santa Fe

Net Sales

Domestic cigarette shipment volume, in billions of units for Santa Fe, was as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
NATURAL AMERICAN SPIRIT	1.1	1.0	7.9%	2.9	2.7	8.7%

Santa Fe’s net sales for the three- and nine-month periods ended September 30, 2014, increased compared with the prior-year period, primarily due to higher volume and net pricing.

Market Share

The shares of Santa Fe’s NATURAL AMERICAN SPIRIT brand as a percentage of total share of U.S. retail cigarette sales according to data from IRI/Capstone(1)(2), were as follows:

	For the Three Months Ended
	September 30, 2014	June 30, 2014	Share Point Change	September 30, 2013	Share Point Change
NATURAL AMERICAN SPIRIT	1.7%	1.6%	0.1	1.5%	0.2

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

(2)

Effective in the first quarter of 2014, retail share results are based on a revised, more efficient, IRI/Capstone model which measures retail share in stores representing trade channels where the majority of tobacco industry products are sold and resource investments are made. Retail share results reported by the IRI/Capstone model cannot be meaningfully compared to previously reported share results provided by the previous model. All retail share results for 2013 have been restated to reflect the IRI/Capstone model. In the second quarter of 2014, at the request of Santa Fe, the IRI/Capstone model was revised to better reflect retail sales through these trade channels. All data reflects this revision.

Operating Income

Santa Fe’s operating income for the three- and nine-month periods ended September 30, 2014, increased as compared with the prior-year period primarily due to higher volume and net pricing partially offset by additional marketing expenses.

Santa Fe’s expenses under the MSA, federal tobacco quota buyout and FDA user fees, included in cost of products sold were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
MSA	$29	$27	$78	$68
Federal tobacco quota buyout	3	3	9	8
FDA user fees	2	2	6	5

Expenses under the MSA are expected to be approximately $105 million to $115 million in 2014, subject to adjustment for changes in volume and other factors. Pursuant to the Term Sheet, SFNTC will receive credits with respect to its NPM Adjustment claims for the period from 2003 through 2012. These credits will be applied against annual payments under the MSA over a four-year period, which commenced with the April 2013 payment. Santa Fe’s MSA expenses were reduced by $2 million for the nine months ended September 30, 2013.

In June 2014, two additional states agreed to settle the NPM Adjustment disputes on similar terms as set forth in the Term Sheet, except for certain provisions related to the determination of credits to be received by the PMs. SFNTC will receive credits, currently estimated to total approximately $1 million, with respect to its NPM Adjustment claims from 2003 through 2012. These credits will be applied against annual payments under the MSA over a four-year period effectively beginning with the April 2014 MSA payment related to the addition of these two states.

In addition, as a result of meeting the performance requirements associated with the Term Sheet, Santa Fe recognized additional credits of $1 million and $2 million for the three months ended September 30, 2014 and 2013, respectively; and $3 million and $3 million for the nine months ended September 30, 2014 and 2013, respectively. Santa Fe expects to recognize additional credits through 2016.

For additional information, see “— Cost of Products Sold” in note 1 and “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements—Enforcement and Validity; Adjustments” in note 10 to condensed consolidated financial statements (unaudited).

All Other

RJR Vapor expanded the distribution of VUSE to retail outlets throughout Colorado in 2013 and into Utah in the first quarter of 2014. The initial phase of the national expansion of VUSE began in June 2014, and the next wave of distribution occurred in the third quarter of 2014. The expansion is expected to continue in phases through early 2015, when VUSE will be available in most retail outlets. VUSE’s innovative digital technology is designed to deliver a consistent flavor and vapor experience.

Niconovum AB is a marketer of nicotine replacement therapy products in Sweden under the ZONNIC brand name. Niconovum USA, Inc. is in lead markets in Iowa and Nebraska with ZONNIC, a nicotine replacement therapy gum. In September 2014, ZONNIC began expanding to outlets outside of the lead markets.

SFRTI and various foreign subsidiaries affiliated with SFRTI distribute the NATURAL AMERICAN SPIRIT brand outside of the United States.

Corporate Expense

Corporate operating costs and expenses increased for the three and nine months ended September 30, 2014, compared with the same periods in 2013, primarily due to approximately $23 million of costs associated with the Proposed Transactions.

RAI Consolidated

Interest and debt expense was $76 million and $197 million for the three and nine months ended September 30, 2014, respectively, compared with $66 million and $193 million for the three and nine months ended September 30, 2013, respectively. The change is due to lower average interest rates in 2014, which is more than offset by amortization of the fees incurred for the Bridge Facility related to the Proposed Transactions. These fees are amortized over the estimated life of the Bridge Facility. RAI recognized approximately $13 million for the amortization in the three and nine months ended September 30, 2014.

Provision for income taxes was $280 million, for an effective rate of 37.5%, for the three months ended September 30, 2014, compared with $263 million, for an effective rate of 36.5%, for the three months ended September 30, 2013. The effective tax rate for the three months ended September 30, 2014, as compared with the same prior-year period, was unfavorably impacted by an increase in tax attributable to nondeductible costs related to the Proposed Transactions.

The provision for income taxes was $756 million, for an effective rate of 36.8%, for the nine months ended September 30, 2014, compared with $855 million, for an effective rate of 37.5%, for the nine months ended September 30, 2013. The effective tax rate for the nine months ended September 30, 2014, as compared with the same prior-year period, was favorably impacted by a decrease in uncertain tax positions related to a federal audit settlement and an increase in the domestic production activities deduction of the American Jobs Creation Act of 2004, partially offset by the unfavorable impact of tax attributable to nondeductible costs related to the Proposed Transactions.

The effective tax rate for each period differed from the federal statutory rate of 35% due to the impact of state taxes and certain nondeductible items.

Income from discontinued operations, net of tax was $25 million for the nine months ended September 30, 2014. The audit of the 2010 and 2011 tax years by the Internal Revenue Service was closed on February 27, 2014. A tax benefit of $25 million attributable to a decrease in uncertain tax positions was recorded in discontinued operations.

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

As of September 30, 2014, RAI held investments primarily in auction rate securities and a mortgage-backed security totaling $92 million. Adverse changes in financial markets caused the auction rate securities and the mortgage-backed security to revalue lower than carrying value and become less liquid. The auction rate securities and mortgage-backed security will not become liquid until a successful auction occurs or a buyer is found. RAI intends, and has the ability, to hold these auction rate securities and mortgage-backed security for a period of time sufficient to allow for sale, redemption or anticipated recovery in fair value. For additional information on these investments, see note 3 to condensed consolidated financial statements (unaudited).

The Proposed Transactions represent a material change in RAI’s contractual obligations. RAI currently intends to finance the cash portion of the Merger Consideration, and related fees and expenses with proceeds from the issuance of debt securities, proceeds from the Divestiture and Share Purchase, up to $500 million in borrowings under the Credit Agreement, available cash and, only to the extent necessary, borrowings under the Bridge Facility. RAI intends to pursue financing that would replace or supplement financing available under the Bridge Facility. There can be no assurance that any replacement or supplemental financing will be available at all or on acceptable terms.

Cash Flows

Net cash flows from operating activities were $1.1 billion in the first nine months of 2014, compared with $670 million in the first nine months of 2013. This change was driven primarily by lower MSA payments, offset by higher taxes and litigation bonds paid and increases in other working capital.

Net cash flows used in investing activities were $175 million in the first nine months of 2014, compared with $54 million in the first nine months of 2013. This change was driven primarily by higher capital expenditures in the first nine months of 2014 compared with the same period of 2013 to support expanded production and distribution of VUSE. In addition, the first nine months of 2014 reflects the acquisitions of certain assets and liabilities of a research and development company and certain intellectual property.

Net cash flows used in financing activities were $1.1 billion in the first nine months of 2014, compared with $430 million in the first nine months of 2013. This change was primarily the result of decreased net borrowings, higher dividends paid and fees associated with the Proposed Transactions in 2014, partially offset by lower share repurchases during 2014.

Borrowing Arrangements

RAI Notes

As of September 30, 2014, the principal amount of RAI’s outstanding notes was $5.1 billion, with maturity dates ranging from 2015 to 2043. RAI, at its option, may redeem any or all of its outstanding notes, in whole or in part at any time, subject to the payment of a make-whole premium. At September 30, 2014, RAI had no current maturities of long-term debt.

Credit Agreement

On October 8, 2013, RAI entered into the Credit Agreement with a syndicate of lenders, providing for a four-year $1.35 billion senior unsecured revolving credit facility, which may be increased to $1.6 billion at the discretion of the lenders upon the request of RAI. Certain of RAI’s subsidiaries, including its Material Subsidiaries, as such term is defined in the Credit Agreement, have guaranteed, on an unsecured basis, RAI’s obligations under the Credit Agreement. On August 7, 2014, in connection with the Proposed Transactions, RAI entered into the First Amendment to the Credit Agreement with the other parties to the Credit Agreement.

During the first nine months of 2014, RAI borrowed $1 billion under the Credit Agreement and used the proceeds for general corporate purposes of RAI and its subsidiaries, including to make payments under the MSA and to purchase shares under RAI’s share repurchase program. RAI repaid $600 million under the Credit Agreement in the first nine months of 2014. As of September 30, 2014, there were $5 million of letters of credit outstanding and $945 million available for additional borrowings under the Credit Agreement. On October 15, 2014, RAI repaid $150 million under the Credit Agreement.

Bridge Facility

On September 23, 2014, pursuant to a commitment letter effective July 15, 2014, RAI entered into the Bridge Facility. Under the Bridge Facility, the Lenders are providing (subject to the satisfaction or waiver of the conditions contained therein) a 364-day senior unsecured term loan bridge facility of up to $9 billion for the purpose of financing part of the cash portion of the Merger Consideration, and related fees and expenses, in connection with the transactions contemplated by the Merger Agreement. For additional information, see note 2 and note 9 to condensed consolidated financial statements (unaudited) and “— Proposed Transactions” above.

Other

The lowering of RAI’s credit ratings, or concerns over such a lowering, could have an adverse impact on RAI’s ability to access the debt markets and could increase borrowing costs. In particular, a reduction of RAI’s credit ratings could adversely affect RAI’s ability to finance the cash portion of the Merger Consideration with the issuance of debt securities or with another alternative to the Bridge Facility, or to refinance the Bridge Facility if drawn.

RAI and its affiliates were in compliance with all covenants and restrictions imposed by RAI’s indebtedness at September 30, 2014.

For additional information on the Borrowing Arrangements, see note 9 to condensed consolidated financial statements (unaudited).

Dividends

Effective February 10, 2014, and on May 8, 2014 and July 17, 2014, RAI’s board of directors declared a quarterly cash dividend of $0.67 per common share. The dividends were paid on April 1, 2014, July 1, 2014 and October 1, 2014, to shareholders of record as of March 10, 2014, June 10, 2014 and September 10, 2014, respectively.

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

Capital Expenditures

RAI’s operating subsidiaries recorded cash capital expenditures of $173 million and $92 million for the first nine months of 2014 and 2013, respectively. RAI’s operating subsidiaries plan to spend an additional $70 million to $80 million for capital expenditures during the remainder of 2014, which includes investments to support expanded production and distribution of VUSE. Capital expenditures are funded primarily by cash flows from operations. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of September 30, 2014.

Retirement Benefits

RAI disclosed in its financial statements for the year ended December 31, 2013, that it expected to contribute $109 million to its pension plans in 2014. As of September 30, 2014, RAI expects to contribute approximately $10 million to its pension plans in 2014, of which $8 million was contributed during the first nine months of 2014.

Litigation and Settlements

RJR Tobacco, American Snuff Co., or their affiliates, including RAI or RJR, or indemnitees, including B&W, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. For further discussion of specific cases, see note 10 to condensed consolidated financial statements (unaudited). Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of September 30, 2014, RJR Tobacco had paid approximately $206 million since January 1, 2012, related to unfavorable smoking and health litigation judgments.

As of September 30, 2014, an accrual of $2.6 million has been recorded for the following Engle Progeny cases —$840,000 for compensatory damages and $238,000 for attorneys’ fees and statutory interest for Hiott, Starr-Blundell and Clayton and $1.56 million for attorneys’ fees and statutory interest for Ward, the judgment of which was paid in January 2014. During the third quarter of 2014, aggregate payments of $12.5 million were made: $10 million for compensatory and punitive damages and $1.9 million for attorneys’ fees and statutory interest in satisfaction of the adverse judgment in the Crawford case and $560,000 for attorneys’ fees and statutory interest in the Mack and Townsend cases, the judgments of which were paid in June 2014. For additional information related to this litigation, see “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in note 10 to condensed consolidated financial statements (unaudited).

As of September 30, 2014, an accrual of $10 million is included in the condensed consolidated balance sheet (unaudited) for estimated costs of the corrective communications in connection with the U.S. Department of Justice case. For additional information, see “—Health-Care Cost Recovery Cases — U.S. Department of Justice Case” in note 10 to condensed consolidated financial statements (unaudited).

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

The 2009 federal excise tax increase on tobacco products increased taxes on ready-made cigarettes, such as those made by RJR Tobacco and Santa Fe, at a much higher rate than taxes on loose tobacco. As a result of that tax disparity, the number of retailers selling loose tobacco and operating roll-your-own machines, allowing consumers to convert the loose tobacco into finished cigarettes, greatly increased following the 2009 federal tax hike on tobacco products. On July 6, 2012, President Obama signed into law a provision classifying retailers which operate roll-your-own machines as cigarette manufacturers, and thus requiring those retailers to pay the same tax rate as other cigarette manufacturers. As of September 30, 2014, 25 states also had passed legislation classifying retailers operating roll-your-own machines as cigarette manufacturers.

All states and the District of Columbia currently impose cigarette excise taxes at levels ranging from $0.17 per pack in Missouri to $4.35 per pack in New York. As of September 30, 2014, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $1.29, compared with the 12-month rolling average of $1.30 as of December 31, 2013. Certain city and county governments, such as New York, Philadelphia and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions.

Six states now require NPMs to pay a fee on each pack of cigarettes sold in their respective states, ranging from $0.25 per pack in Alaska to $0.55 per pack in Texas.

The Texas NPM fee has been challenged by a coalition of small tobacco manufacturers. This group asserts that the Texas fee violates the Texas Constitution’s “Equal and Uniform” Clause, as well as the Equal Protection and Due Process Clauses of the U.S. Constitution. On November 15, 2013, a state trial court in Texas declared the NPM fee unconstitutional and enjoined the state from “assessing, collecting, and enforcing” the fee. The State of Texas appealed the court’s order. In doing so, enforcement of the trial court’s order, including the injunction, is suspended. The coalition filed a motion for a “hardship exemption” from payment of the fee during the pendency of the state’s appeal. The coalition’s motion was denied on February 12, 2014, with the trial court concluding that it lacked jurisdiction to consider the motion on the merits in light of the state’s appeal of the court’s earlier ruling. Oral argument on the state’s appeal took place before the Court of Appeals for the Third District on July 16, 2014. On August 15, 2014, the three-judge panel unanimously affirmed the ruling. The State of Texas has until October 29, 2014, to file its petition for review with the Texas Supreme Court.

Forty-nine states and the District of Columbia also subject smokeless tobacco products to excise taxes. The Commonwealth of Pennsylvania is considering such a tax during its 2014 legislative session, but no decision has been reached. As of September 30, 2014:

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

As of September 30, 2014, two states imposed a tax on e-cigarettes: Minnesota, which taxes e-cigarettes at the same rate as it taxes smokeless tobacco products, and North Carolina, which taxes e-cigarettes at the rate of $0.05 per fluid milliliter. In addition, as of September 30, 2014, a bill was pending in Michigan to tax e-cigarettes at $0.15 per 1.5 milliliters. Further, as of September 30, 2014, 17 states had proposed taxing e-cigarettes on the same basis as other tobacco products, with such legislation failing in 16 states, and remaining pending in one state. As of the end of the third quarter, one state (Missouri) had adopted legislation that exempts e-cigarettes from taxation.

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

On February 25, 2011, RJR Tobacco, Lorillard, Inc. and Lorillard Tobacco Company jointly filed in the U.S. District Court for the District of Columbia a lawsuit, Lorillard, Inc. v. U.S. Food and Drug Administration, challenging the composition of the TPSAC. On July 21, 2014, the District Court granted, in part, the plaintiffs’ motion for summary judgment, ordering the FDA to reconstitute the TPSAC and barring the agency from relying on the March 2011 TPSAC report on menthol. For additional information concerning this case, see “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments — FDA Litigation” in note 10 to condensed consolidated financial statements (unaudited).

On April 25, 2014, the FDA issued a proposed deeming regulation that would extend the agency’s authority under the FDA Tobacco Act to other tobacco products not currently regulated by the agency, such as e-cigarettes, cigars, pipe tobacco and hookah. The deeming regulation, as proposed, would, among other things:

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

The proposed deeming regulation was open for public comment from all interested parties through August 8, 2014. RAI’s operating companies submitted comments on the proposed rule. The FDA will evaluate all comments it has received from the various stakeholders in preparation for issuance of a final rule, expected in 2015.

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

•

competition from other manufacturers, including industry consolidations or any new entrants in the marketplace, such as Imperial if it acquires the brands and other assets it has agreed to purchase in the Divestiture from RAI and Lorillard and their respective subsidiaries;

•	increased promotional activities by competitors, including manufacturers of deep-discount cigarette brands;

•	the success or failure of new product innovations, including the digital vapor cigarette, VUSE;

•	the success or failure of acquisitions or dispositions, which RAI or its subsidiaries may engage in from time to time, including the Merger and the Divestiture;

•	the responsiveness of both the trade and consumers to new products, marketing strategies and promotional programs;

•	the reliance on outside suppliers to manage certain non-core business processes;

•	the reliance on a limited number of suppliers for certain raw materials;

•	the cost of tobacco leaf, and other raw materials and other commodities used in products;

•	the passage of new federal or state legislation or regulation;

•	the effect of market conditions on interest rate risk, foreign currency exchange rate risk and the return on corporate cash, or adverse changes in liquidity in the financial markets;

•	the impairment of goodwill and other intangible assets, including trademarks;

•

the effect of market conditions on the performance of pension assets or any adverse effects of any new legislation or regulations changing pension and postretirement benefits accounting or required pension funding levels;

•	the substantial amount of RAI debt, including the additional debt expected to be incurred in connection with the Merger;

•

decreases in the credit ratings assigned to RAI, and to the senior unsecured long-term debt of RAI, including an impact arising out of the additional indebtedness assumed or incurred in connection with the Merger;

•	changes in RAI’s historical dividend policy;

•	the restrictive covenants imposed under RAI’s debt agreements;

•

the possibility of natural or man-made disasters or other disruptions, including disruptions in information technology systems or security breaches, that may adversely affect manufacturing or other operations and other facilities or data;

•	the loss of key personnel or difficulties recruiting and retaining qualified personnel;

•	the inability to protect adequately intellectual property rights;

•	the significant ownership interest of B&W, RAI’s largest shareholder, in RAI and the rights of B&W under the governance agreement between the companies;

•	the expiration of the standstill provisions of the governance agreement, and the expiration of RAI’s shareholder rights plan on July 30, 2014;

•	a termination of the governance agreement or certain of its provisions in accordance with its terms, including the limitations on B&W’s representation on RAI’s Board and its board committees;

•	the expiration of the non-competition agreement between RAI and BAT on July 30, 2014; and

•

additional risks, contingencies and uncertainties associated with the Proposed Transactions that could result in the failure of the Proposed Transactions to be completed or, if completed, to have an adverse effect on the results of operations, cash flows and financial position of RAI and its subsidiaries and any anticipated benefits of the Proposed Transactions to RAI shareholders, including:

¡

the failure to obtain necessary regulatory or other approvals for the Merger and Divestiture, or if obtained, the possibility of being subjected to conditions that could reduce the expected synergies and other benefits of the Merger, result in a material delay in, or the abandonment of, the Merger or otherwise have an adverse effect on RAI;

¡

the obligation to complete the Merger and Divestiture even if financing is not available or is available on terms other than those currently anticipated, including financing less favorable to RAI than its current commitments, due to the absence of a financing condition in connection with the Merger;

¡

the obligation to complete the Merger and Divestiture even if there are adverse governmental developments with respect to menthol in cigarettes, and once completed, the effect of such adverse governmental developments on RAI’s subsidiaries’ sales of products that contain menthol which represent a substantial portion of RAI’s consolidated net sales;

¡	the failure to satisfy required closing conditions or complete the Merger and Divestiture in a timely manner;

¡	the failure to obtain necessary shareholder approvals for the Share Issuance, adoption of the Merger Agreement and Divestiture;

¡

the possibility of selling the transferred assets, including the brands currently expected to be divested, or which otherwise might be divested, on terms less favorable than the Divestiture, due to the absence of a condition in connection with the Merger that the Divestiture be completed;

¡	the possibility of having to include RJR Tobacco’s DORAL brand as part of the Divestiture;

¡	the effect of the announcement of the Merger and Divestiture on the ability to retain and hire key personnel and maintain business relationships, and on operating results and businesses generally;

¡

the effect of restrictions placed on RAI’s, Lorillard’s or their respective subsidiaries’ business activities and the limitations put on RAI’s and Lorillard’s ability to pursue alternatives to the Merger pursuant to the Merger Agreement and Asset Purchase Agreement;

¡

the possibility of a delay or prevention of the Merger by lawsuits challenging the Merger filed against RAI, the members of the RAI board of directors, Lorillard, the members of the Lorillard board of directors and BAT;

¡	the reliance of RJR Tobacco on Imperial Sub to manufacture Newport on RJR Tobacco’s behalf for a period of time after the Divestiture;

¡	RAI’s obligations to indemnify Imperial Sub for specified matters and to retain certain liabilities related to the transferred assets;

¡	the failure to realize projected synergies and other benefits from the Merger and Divestiture;

¡	the incurrence of significant pre- and post- transaction related costs in connection with the Merger and Divestiture; and

¡	the occurrence of any event giving rise to the right of a party to terminate the Merger and Divestiture.

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

The table below provides information, as of September 30, 2014, about RAI’s financial instruments that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates for the years ending December 31:

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value(1)
Investments:
Variable-rate	$1,199	$12	$—	$72	$—	$—	$1,283	$1,283
Average interest rate	0.1%	0.5%	—	2.4%	—	—	0.2%	—
Fixed-rate	$—	$—	$—	$—	$—	$8	$8	$8
Average interest rate(2)	—	—	—	—	—	4.7%	4.7%	—
Debt:
Variable-rate(3)	$400	$—	$—	$—	$—	$—	$400	$400
Average interest rate	1.5%	—	—	—	—	—	1.5%	—
Fixed-rate	$—	$450	$—	$700	$250	$3,650	$5,050	$5,343
Average interest rate(2)	—	1.1%	—	6.8%	7.8%	4.8%	4.9%	—

(1)	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted fair values.
(2)	Based upon coupon interest rates for fixed-rate instruments.
(3)	The contractual maturity date of the variable-rate debt is 2017; however, RAI’s current intent is to repay the variable-rate debt in 2014.

RAI’s exposure to foreign currency transactions was not material to its results of operations for the nine months ended September 30, 2014, but may become material in future periods in relation to activity associated with RAI’s international operations. RAI currently has no hedges for its exposure to foreign currency.

Item 4. Controls and Procedures

(a)	RAI’s chief executive officer and chief financial officer have concluded that RAI’s disclosure controls and procedures were effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures.

(b)	There have been no changes in RAI’s internal controls over financial reporting that occurred during the first nine months of 2014 that have materially affected, or are reasonably likely to materially affect, RAI’s internal controls over financial reporting.

PART II-Other Information

Item 1. Legal Proceedings

For a discussion of the litigation and legal proceedings pending against RJR Tobacco, American Snuff Co. or their affiliates, including RAI or RJR, or indemnitees, including B&W, see note 10 to condensed consolidated financial statements (unaudited) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Litigation” included in Part I, Item 2.

Item 1A. Risk Factors

The risk factor below updates and supersedes the risk factor disclosed in Part I, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014. With the exception of the following, there have been no other material changes in our risk factors from those disclosed in Part I, Item 1A of our Form 10-K:

Risk Factors Related to Previously Announced Merger and Related Transactions

Completion of the previously announced Proposed Transactions with RAI and, where applicable, Lorillard, Imperial, Imperial Sub and BAT, is subject to customary closing conditions. There are a variety of risks, contingencies and other uncertainties associated with the Proposed Transactions that could result in the failure of the Proposed Transactions to be completed or, if completed, to have an adverse effect on the results of operations, cash flows and financial position of RAI and its subsidiaries.

These risks, contingencies and other uncertainties include:

•

the failure to satisfy required closing conditions to one or more of the Proposed Transactions, including the failure to obtain necessary shareholder, regulatory or other approvals; the imposition of conditions to required regulatory approvals that are not anticipated, including conditions which could significantly reduce the expected synergies and other benefits of the Merger and Divestiture, result in a material delay in, or the abandonment of the Merger, or otherwise have an adverse effect on RAI; failure to complete the Merger and Divestiture in a timely manner; the occurrence of any event that could give rise to the right of a party to terminate the Merger and Divestiture;

•

the obligation to complete the Merger and Divestiture even if (1) financing is not available or is available on terms other than those currently anticipated, including financing less favorable to RAI than its current commitments, due to the absence of a financing condition in connection with the Merger, or (2) a sale of the transferred assets, including the brands currently expected to be divested or which otherwise might be divested is on terms less favorable than the Divestiture, due to the absence of a condition in connection with the Merger that the Divestiture be completed;

•

unanticipated further governmental action or proposals to take action that restricts or prohibits menthol in cigarettes, given (1) RAI’s obligation to complete the Merger and Divestiture regardless of any such governmental action or proposals to take action, and (2) the increased dependence of RJR Tobacco on menthol cigarettes if the Merger and Divestiture are completed;

•

the possibility of having to include RJR Tobacco’s DORAL brand as part of the Divestiture; the effect of the announcement of the Merger and Divestiture on the ability to retain and hire key personnel, maintain business relationships, and on operating results and businesses generally; the possible delay or prevention of the Merger by lawsuits challenging the Merger filed against RAI, the members of the RAI board of directors, Lorillard, the members of the Lorillard board of directors and BAT; the effect of restrictions placed on RAI’s, Lorillard’s or their respective subsidiaries’ business activities and the limitations put on RAI’s and Lorillard’s ability to pursue alternatives to the Merger pursuant to the Merger Agreement and Asset Purchase Agreement; RJR Tobacco’s reliance on Imperial Sub for the manufacture of Newport for a period of time after the Divestiture; and

•

RAI’s obligations to indemnify Imperial Sub for specified matters and to retain certain liabilities related to the divested brands and other assets; the effect of substantial additional indebtedness that RAI will incur in connection with the Merger; failure to complete the Merger and related transactions or, if completed, to promptly and effectively integrate the acquired business and to realize the expected synergies and other benefits from the Merger and Divestiture; and the incurrence of significant pre- and post-transaction related costs in connection with the Merger and Divestiture.

Certain of the above risks, as they relate to RAI as part of the combined company and additional risks associated with the Merger, are described in more detail under the heading “Risk Factors” in the joint proxy statement/prospectus contained in our Registration Statement on Form S-4 (Registration No. 333-199443), which was declared filed with the Securities and Exchange Commission on October 17, 2014, as the same may be amended. Other unknown or unpredictable factors could also have material adverse effects on future results, performance or achievements of RAI and the combined company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

RAI conducts its business through its subsidiaries and is dependent on the earnings and cash flows of its subsidiaries to satisfy its obligations and other cash needs. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Financial Condition” in Part I, Item 2. RAI believes that neither the provisions of its Credit Agreement and notes (and the associated guarantees of the foregoing), nor the interim operating covenants to which RAI is subject, pursuant to the Merger Agreement, prior to the closing of the Proposed Transactions, will impair its payment of quarterly dividends.

Item 6. Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of July 15, 2014, among Lorillard, Inc., Reynolds American Inc. and Lantern Acquisition Co. (incorporated by reference to Exhibit 2.1 to Reynolds American Inc.’s Form 8-K, dated July 15, 2014).

2.2	Asset Purchase Agreement, dated as of July 15, 2014, among Reynolds American Inc., Lignum-2, L.L.C. and Imperial Tobacco Group PLC (incorporated by reference to Exhibit 2.2 to Reynolds American Inc.’s Form 8-K, dated July 15, 2014).

10.1	Subscription and Support Agreement, dated as of July 15, 2014, among British American Tobacco p.l.c., Reynolds American Inc. and for limited purposes only, Brown & Williamson Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, dated July 15, 2014).

10.2	Commitment Letter, dated as of July 15, 2014, among Reynolds American Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K, dated July 15, 2014).

10.3	First Amendment to Credit Agreement, dated as of August 7, 2014, among Reynolds American Inc., as Borrower, and the agents and lending institutions party thereto (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, dated August 7, 2014).

10.4	Bridge Credit Agreement, dated as of September 23, 2014, among Reynolds American Inc., as Borrower, and the agents and lending institutions party thereto (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, dated September 23, 2014).

10.5	Subsidiary Guarantee Agreement, dated as of September 23, 2014, among certain subsidiaries of Reynolds American Inc., as guarantors, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K, dated September 23, 2014).

10.6	Offer Letter, by and between R. J. Reynolds Tobacco Company and Debra A. Crew, entered into September 18, 2014 (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, dated September 18, 2014).

10.7	Performance Share Agreement, dated October 1, 2014, between Reynolds American Inc. and Debra A. Crew.

10.8	Restricted Stock Unit Agreement (retention grant), dated October 1, 2014, between Reynolds American Inc. and Debra A. Crew.

10.9	Restricted Stock Unit Agreement (make-whole grant), dated October 1, 2014, between Reynolds American Inc. and Debra A. Crew.

31.1	Certification of Chief Executive Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

31.2	Certification of Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema

101.CAL	XBRL taxonomy extension calculation linkbase

101.LAB	XBRL taxonomy extension label linkbase

101.PRE	XBRL taxonomy extension presentation linkbase

*	Exhibit is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subjected to the liabilities of that Section. This exhibit shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REYNOLDS AMERICAN INC.
(Registrant)

Dated: October 21, 2014	/s/ Thomas R. Adams
Thomas R. Adams
Executive Vice President and Chief Financial Officer
(principal financial officer)