Form 10-K
period 2014-12-31
REYNOLDS AMERICAN INC
filed 2015-02-10
CIK 1275283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of common stock held by non-affiliates of Reynolds American Inc. on June 30, 2014, was approximately $19 billion, based on the closing price of $60.35. Directors, executive officers and a significant shareholder of Reynolds American Inc. are considered affiliates for purposes of this calculation, but should not necessarily be deemed affiliates for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: January 26, 2015: 531,283,513 shares of common stock, par value $.0001 per share.

Documents Incorporated by Reference:

Portions of the Definitive Proxy Statement of Reynolds American Inc. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or about March 20, 2015, are incorporated by reference into Part III of this report.

PART I

Item 1. Business

Reynolds American Inc., referred to as RAI, is a holding company whose operating subsidiaries include the second largest tobacco company in the United States, R. J. Reynolds Tobacco Company; the second largest smokeless tobacco products manufacturer in the United States, American Snuff Company, LLC, referred to as American Snuff Co.; the manufacturer of the leading super-premium cigarette brand, Santa Fe Natural Tobacco Company, Inc., referred to as SFNTC; R. J. Reynolds Vapor Company, referred to as RJR Vapor, a manufacturer and marketer of digital vapor cigarettes in the United States; Niconovum USA, Inc. and Niconovum AB, marketers of nicotine replacement therapy products in the United States and Sweden, respectively; SFR Tobacco International GmbH, referred to as SFRTI; and various foreign subsidiaries affiliated with SFRTI. RAI was incorporated in the State of North Carolina on January 2, 2004, and its common stock is listed on the New York Stock Exchange, referred to as NYSE, under the symbol “RAI.” RAI’s headquarters are located in Winston-Salem, North Carolina. On July 30, 2004, the U.S. assets, liabilities and operations of Brown & Williamson Tobacco Corporation, now known as Brown & Williamson Holdings, Inc., referred to as B&W, an indirect, wholly owned subsidiary of British American Tobacco p.l.c., referred to as BAT, were combined with R. J. Reynolds Tobacco Company, a wholly owned operating subsidiary of R.J. Reynolds Tobacco Holdings, Inc., a wholly owned subsidiary of RAI, referred to as RJR. These July 30, 2004, transactions generally are referred to as the B&W business combination. As a result of the B&W business combination, B&W owns approximately 42% of RAI’s outstanding common stock.

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

RAI’s Internet Web site address is www.reynoldsamerican.com. RAI’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, insider trading reports on Forms 3, 4 and 5 and all amendments to those reports are available free of charge through RAI’s Web site, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission, referred to as the SEC. RAI’s Internet Web site and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. RAI’s Web site is the primary source of publicly disclosed news about RAI and its operating companies.

RAI’s reportable operating segments are RJR Tobacco, American Snuff and Santa Fe. The RJR Tobacco segment consists principally of the primary operations of R. J. Reynolds Tobacco Company. The American Snuff segment consists of the primary operations of American Snuff Co. The Santa Fe segment consists of the domestic operations of SFNTC. Included in All Other, among other RAI subsidiaries, are RJR Vapor, Niconovum USA, Inc., Niconovum AB, SFRTI and various foreign subsidiaries affiliated with SFRTI. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI. For net sales and operating income attributable to each segment, see Item 8, note 16 to consolidated financial statements.

RAI Strategy

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

On July 15, 2014, RAI entered into an asset purchase agreement, referred to as the Asset Purchase Agreement, with Imperial Tobacco Group PLC, referred to as Imperial, and a wholly owned subsidiary of Imperial, referred to as Imperial Sub, pursuant to which Imperial Sub agreed to purchase the cigarette brands WINSTON, KOOL and SALEM (and, under certain circumstances, DORAL) owned by RAI subsidiaries, the cigarette brand Maverick and the “e-vapor” brand blu (including SKYCIG) owned by Lorillard subsidiaries, and other assets, and agreed to assume certain liabilities for a total consideration of approximately $7.1 billion. The closing of the sale of these assets, referred to as the Divestiture, to Imperial Sub is conditioned upon, among other things, RAI’s completion of the Merger and the approval of the Divestiture by Imperial’s shareholders.

In connection with these agreements, on July 15, 2014, BAT, RAI’s largest shareholder, and RAI entered into a subscription and support agreement, referred to as the Subscription Agreement, pursuant to which (1) BAT, directly or indirectly through one or more of its wholly owned subsidiaries, will subscribe for and purchase, at a price of approximately $4.7 billion in the aggregate, shares of RAI common stock sufficient to maintain BAT’s approximately 42% beneficial ownership in RAI (the foregoing purchase is referred to as the Share Purchase) and (2) BAT will cause all shares of RAI beneficially owned by BAT to be voted in favor of the issuance of the additional shares of RAI common stock contemplated by the Merger Agreement and Subscription Agreement. The issuance of these additional shares of RAI common stock as consideration to Lorillard shareholders in the Merger, referred to as the Lorillard Share Issuance, and to BAT in the Share Purchase is referred to collectively as the Share Issuance.

The proposed transactions described above, referred to collectively as the Proposed Transactions, are subject to customary closing conditions, including shareholder and regulatory approvals. On January 28, 2015, RAI and Lorillard held their respective shareholder meetings to approve aspects of the Proposed Transactions. Specifically, RAI’s shareholders approved the Share Issuance and Lorillard’s shareholders approved the Merger Agreement. In addition, on January 28, 2015, Imperial’s shareholders approved the asset acquisition pursuant to the Asset Purchase Agreement. As a result, all required shareholder approvals related to the Proposed Transactions have been obtained. The Merger Agreement contains certain other termination rights for each of RAI and Lorillard, including the right of each party to terminate the Merger Agreement if the Merger has not been completed by July 15, 2015, subject to an automatic six-month extension if, on July 15, 2015, the Merger has not yet received antitrust approval or certain specified legal restraints are in place but all other closing conditions have been satisfied.

In addition, on September 23, 2014, in accordance with the previously announced commitment letter, RAI entered into a bridge credit agreement, referred to as the Bridge Facility, with JPMorgan Chase Bank, N.A., Citibank, N.A., J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and various other lending institutions party thereto, collectively referred to as the Lenders, to provide a 364-day senior unsecured term loan bridge facility in an aggregate principal amount of up to $9 billion (subject to the satisfaction or waiver of the conditions stated therein). RAI currently intends to finance the cash portion of the Merger Consideration and related fees and expenses with available cash, up to $500 million in borrowings under its existing revolving credit facility, proceeds from the issuance of debt securities, proceeds from the Divestiture and Share Purchase and, to the extent necessary, borrowings under the Bridge Facility. RAI has announced its intention to pursue financing that would replace or supplement financing available under the Bridge Facility. For further information, see Item 8, note 10 to consolidated financial statements.

There are a number of risks and uncertainties associated with the Proposed Transactions. For more information, see Item 1A. Risk Factors, “— Cautionary Information Regarding Forward-Looking Statements” in Item 7 and the joint proxy statement/prospectus, referred to as the Joint Proxy Statement/Prospectus, contained in the Registration Statement on Form S-4 that was declared effective by the SEC on December 22, 2014.

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

RJR Tobacco primarily conducts business in the highly competitive U.S. cigarette market. The international rights to substantially all of RJR Tobacco’s brands were sold in 1999 to Japan Tobacco Inc., referred to as JTI, and no international rights were acquired in connection with the B&W business combination nor will any be acquired in the Proposed Transactions. The U.S. cigarette market, which has a few large manufacturers and many smaller participants, is a mature market in which overall adult consumer demand has declined since 1981, and is expected to continue to decline. Management Science Associates, Inc., referred to as MSAi, reported that U.S. cigarette shipments declined 3.2% in 2014, to 264.6 billion cigarettes, 4.6% in 2013 and 2.3% in 2012. From year to year, shipments are impacted by various factors including price increases, excise tax increases and wholesale inventory adjustments.

Profitability of the U.S. cigarette industry and RJR Tobacco continues to be adversely impacted by decreases in consumption, increases in state excise taxes and governmental regulations and restrictions, such as marketing limitations, product standards, smoking bans and ingredients legislation.

RJR Tobacco’s portfolio also includes CAMEL Snus, a smoke-free, heat-treated tobacco product sold in individual pouches that provide convenient tobacco consumption. RJR Tobacco also recently introduced the REVO cigarette, which utilizes heat-not-burn technology.

Competition

RJR Tobacco’s primary competitors include Philip Morris USA Inc., Lorillard Tobacco Company, Liggett Group and Commonwealth Brands, Inc., as well as manufacturers of deep-discount brands. Deep-discount brands are brands manufactured by companies that are not original participants in the Master Settlement Agreement, referred to as the MSA, and other state settlement agreements with the States of Mississippi, Florida, Texas and Minnesota, which together with the MSA are collectively referred to as the State Settlement Agreements. Accordingly, these manufacturers do not have cost structures burdened with payments related to State Settlement Agreements to the same extent as the original participating manufacturers. For further discussion of the State

Settlement Agreements, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” in Item 8, note 12 to consolidated financial statements.

Based on data collected by SymphonyIRI Group, Inc. and Capstone Research Inc., collectively referred to as IRI/Capstone, and processed and managed by MSAi, during 2014 and 2013, RJR Tobacco had an overall retail share of the U.S. cigarette market of 26.5% and 26.6%, respectively. During these same years, Philip Morris USA Inc. had an overall retail share of the U.S. cigarette market of 51.9% and 51.8%, respectively. RJR Tobacco believes that deep-discount brands made by small manufacturers had combined shipments of approximately 14% of total U.S. industry shipments.

Domestic industry shipment volume and retail share of market data that appear in this document have been obtained from MSAi and IRI/Capstone, respectively. These organizations are the primary sources of volume and market share data relating to the tobacco industry. This information is included in this document because it is used primarily as an indicator of the relative performance of industry participants, brands and market trends. However, you should not rely on the market share data reported by IRI/Capstone as being a precise measurement of actual market share because IRI/Capstone uses a sample methodology that does not track all volume and trade channels. Accordingly, the retail share of the U.S. tobacco industry as reported by IRI/Capstone may overstate or understate actual market share. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes. Effective in the first quarter of 2014, all retail share results, that appear in this document, are based on a revised, more efficient, IRI/Capstone model which measures retail share in stores representing trade channels where the majority of tobacco industry products are sold and resource investments are made. All retail share results for 2013 when compared with 2014 have been restated to reflect this change.

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

Anti-tobacco groups continue to attempt to restrict cigarette sales, cigarette advertising, and the testing and introduction of new tobacco products as well as encourage smoking bans. The MSA and federal, state and local laws and regulations, including the Family Smoking Prevention and Tobacco Control Act, referred to as the FDA Tobacco Act, discussed below, and related regulations, restrict or prohibit utilization of television, radio or billboard advertising or certain other marketing and promotional tools for cigarettes and smoke-free tobacco products. RJR Tobacco continues to use direct mailings and other means to market its brands and enhance their appeal among age-verified adults who use tobacco products. RJR Tobacco continues to advertise and promote at retail locations and in adult venues and also uses print advertising in newspapers and consumer magazines in the United States, where permitted.

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

RJR Tobacco has entered into various transactions with affiliates of BAT. RJR Tobacco sells contract-manufactured cigarettes, tobacco leaf and processed tobacco to BAT affiliates. Net sales, primarily of cigarettes, to BAT affiliates represented approximately 4% of RAI’s total net sales in each of 2014, 2013 and 2012.

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

American Snuff offers adult tobacco consumers a range of differentiated smokeless tobacco products, primarily moist snuff. The moist snuff category is divided into premium and price-value brands. American Snuff’s primary brands include its largest selling moist snuff brands, GRIZZLY, in the price-value category, and KODIAK, in the premium category.

In contrast to the declining U.S. cigarette market, U.S. moist snuff retail volumes grew approximately 2% in 2014 and 5% in each of 2013 and 2012. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both.

Moist snuff has been the key driver to American Snuff’s overall growth and profitability within the U.S. smokeless tobacco market. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff accounted for approximately 89%, 88% and 86% of American Snuff’s revenue in 2014, 2013 and 2012, respectively.

Competition

American Snuff is dependent on the U.S. smokeless tobacco products market and competes in that market with other domestic and international companies. The highly competitive moist snuff category has developed many of the characteristics of the larger cigarette market, including multiple pricing tiers, focused marketing programs and significant product innovation. Similar to the cigarette market, competition is based primarily on brand positioning and price, as well as product attributes and packaging, consumer loyalty, promotions, advertising and retail presence.

American Snuff’s retail share of the U.S. moist snuff market, according to data collected by IRI/Capstone and processed and managed by MSAi, was 34.3% and 34.0% in 2014 and 2013, respectively. GRIZZLY moist snuff had a market share of 31.4% and 30.8% in 2014 and 2013, respectively. American Snuff’s largest competitor is U.S. Smokeless Tobacco Company LLC, referred to as USSTC, which had approximately 56.8% and 57.1% of the U.S. moist snuff market share in 2014 and 2013, respectively.

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

American Snuff’s brand portfolio strategy consists of the investment brand, GRIZZLY, the leading moist snuff brand in the United States, and non-support brands that consist of all other brands. American Snuff is focusing on growing market share and profits on its GRIZZLY branded products through equity-building initiatives and promotions. American Snuff also offers GRIZZLY pouches, which provide pre-measured portions that are more convenient than traditional, loose moist snuff. Pouches are the fastest growing segment in the moist snuff category and represented approximately 13% of the total U.S. moist snuff market as of December 31, 2014. During 2014, demand for pouches continued to grow at more than double the overall category rate.

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

Santa Fe

Overview

RAI’s reportable operating segment, Santa Fe, manufactures and markets super-premium cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand.

Competition

Santa Fe competes in the U.S. cigarette market with its NATURAL AMERICAN SPIRIT brand, which is the leading super-premium cigarette brand and is a top 10 best-selling cigarette brand. It is priced higher than most other competitive brands, and is differentiated from key competitors through its use of all natural, additive-free tobacco, including styles made with organic tobacco. Competition in the cigarette category is based primarily on brand positioning, including price, product attributes and packaging, consumer loyalty, promotions, advertising and retail presence. Based upon data collected by IRI/Capstone and processed and managed by MSAi, during 2014 and 2013, Santa Fe had an overall retail share of the U.S. cigarette market of 1.6% and 1.4%, respectively.

Marketing

Santa Fe has a commitment to its natural tobacco products, the environment and its consumers and uses its marketing programs to promote this commitment. Santa Fe is a subsequent participating manufacturer in the MSA. The MSA and federal, state and local laws and regulations, including the FDA Tobacco Act and related regulations, restrict or prohibit utilization of television, radio or billboard advertising or certain other marketing and promotional tools for cigarettes and other tobacco products. Santa Fe continues to use direct mailings and other means to market its brand and enhance its appeal among age-verified adults who use tobacco products. Santa Fe continues to advertise and promote at retail locations and in adult venues, and uses print advertising in consumer magazines and other publications in the United States, where permitted.

Manufacturing and Distribution

Santa Fe owns its manufacturing facility, which is located in Oxford, North Carolina.

Raw Materials

Santa Fe’s support for sustainable agriculture and natural resources is part of its commitment to the environment. Santa Fe contracts directly with independent farmers and advocates earth-friendly practices through its two growing programs, Purity Residue Clean, which utilizes environmentally friendly cultivation practices, and Certified Organic, which follows the guidelines of the United States Department of Agriculture’s National Organic Program. In the production of its tobacco products, Santa Fe purchases electricity generated from renewable sources, including wind power, and operates a zero waste-to-landfill manufacturing facility.

All Other

RJR Vapor is a manufacturer and marketer of VUSE Digital Vapor Cigarette. RJR Vapor expanded the distribution of VUSE to retail outlets throughout Colorado in 2013 and into Utah in the first quarter of 2014. The national expansion of VUSE began in 2014, and will continue into early 2015. VUSE’s innovative digital technology is designed to deliver a consistent flavor and vapor experience.

Niconovum USA, Inc. was in lead markets in Iowa and Nebraska with ZONNIC, a nicotine replacement therapy gum. In September 2014, ZONNIC began its national expansion. Niconovum AB is a marketer of nicotine replacement therapy products in Sweden under the ZONNIC brand name.

SFRTI and various foreign subsidiaries affiliated with SFRTI distribute the NATURAL AMERICAN SPIRIT brand outside the United States.

Consolidated RAI

Customers

The largest customer of RJR Tobacco, American Snuff and Santa Fe is McLane Company, Inc. referred to as McLane. Sales to McLane, a distributor, constituted approximately 31% of RAI’s consolidated revenue in each of 2014, 2013 and 2012. RJR Tobacco, American Snuff and Santa Fe sales to Core-Mark International, Inc., referred to as Core-Mark, a distributor, represented approximately 11% of RAI’s consolidated revenue in each of 2014 and 2013, and 10% in 2012. No other customer accounted for 10% or more of RAI’s consolidated revenue during those periods. Sales of RJR Tobacco, American Snuff and Santa Fe to McLane and Core-Mark are not governed by any written supply contract. RJR Tobacco, American Snuff and Santa Fe believe that their relationships with McLane and Core-Mark are good. No significant backlog of orders existed at RJR Tobacco, American Snuff or Santa Fe as of December 31, 2014 or 2013.

Sales to Foreign Countries

RAI’s operating subsidiaries’ sales to foreign countries, primarily to BAT affiliates, for the years ended December 31, 2014, 2013 and 2012 were $497 million, $496 million and $493 million, respectively.

Raw Materials

In 2004, legislation was passed eliminating the U.S. government’s tobacco production controls and price support program. The buyout of tobacco quota holders provided for in the Fair and Equitable Tobacco Reform Act, referred to as FETRA, was funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax was applied. The aggregate cost of the buyout to the tobacco industry was approximately $9.9 billion, including approximately $9.6 billion payable to quota tobacco holders and growers through industry assessments over ten years, into 2014, and approximately $290 million for the liquidation of quota tobacco stock. The FETRA assessment expired in September 2014. RAI’s operating subsidiaries’ overall share of the buyout approximated $2.5 billion prior to the deduction of permitted offsets under the MSA. For additional information see “— Tobacco Buyout Legislation” in Item 8, note 12 to consolidated financial statements.

Research and Development

The research and development activities of RAI’s operating subsidiaries are primarily conducted at RJR Tobacco’s facility in Winston-Salem through various intercompany service agreements. Scientists and engineers continue to explore and develop innovative products, packaging and processes, as well as harm reduction technologies, modified risk tobacco products and analytical methodologies. Another key activity for research and development is to ensure RAI’s operating companies remain compliant with regulations of the U.S. Food and Drug Administration, referred to as the FDA, and to adhere to future FDA regulations and approval processes.

RAI’s operating subsidiaries’ research and development expense for the years ended December 31, 2014, 2013 and 2012, was $88 million, $72 million and $62 million, respectively.

Intellectual Property

RAI’s operating subsidiaries own or have the right to use numerous trademarks, including the brand names of their products and the distinctive elements of their packaging and displays, and numerous patents. RAI’s operating subsidiaries’ material patents and trademarks are registered with the U.S. Patent and Trademark Office, and certain corresponding patents and trademarks are registered in other countries throughout the world. Rights in the U.S. patents will expire in accordance with their individual statutory terms, and rights in the trademarks in the United States will last as long as RAI’s subsidiaries continue to use the trademarks. The operating subsidiaries consider the distinctive blends and recipes used to make each of their brands to be trade secrets. These trade secrets are not patented, but RAI’s operating subsidiaries take appropriate measures to protect the unauthorized disclosure of such information.

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

For additional information see Item 8, note 4 to consolidated financial statements.

Legislation and Other Matters Affecting the Tobacco Industry

The marketing, sale, taxation and use of tobacco products have been subject to substantial regulation by government and health officials for many years. Various state governments have adopted or are considering, among other things, legislation and regulations that would:

•	significantly increase their taxes on tobacco products;

•	restrict displays, advertising and sampling of tobacco products;

•	raise the minimum age to possess or purchase tobacco products;

•	restrict or ban the use of menthol in cigarettes or prohibit mint or wintergreen as a flavor in smokeless tobacco products and vapor products;

•	require the disclosure of ingredients used in the manufacture of tobacco products;

•	require the disclosure of nicotine yield information for cigarettes;

•	impose restrictions on smoking and vaping in public and private areas; and

•	restrict the sale of tobacco products directly to consumers or other unlicensed recipients, including by mail or over the Internet.

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

Litigation and Settlements

Various legal proceedings or claims, including litigation claiming cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, and seeking damages in amounts ranging into the hundreds of millions or even billions of dollars, are pending or may be instituted against RJR Tobacco, American Snuff Co. or their affiliates, including RAI or RJR, or indemnitees, including B&W. Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of December 31, 2014, RJR Tobacco had paid approximately $220 million since January 1, 2012, related to unfavorable smoking and health litigation judgments.

In particular, in Engle v. R. J. Reynolds Tobacco Co., the Florida Supreme Court issued a ruling in 2006 that, while determining that the case could not proceed further as a class action, permitted members of the Engle class to file individual claims, including claims for punitive damages, through January 11, 2008. RJR Tobacco refers to these cases as the Engle Progeny cases. As of December 31, 2014, RJR Tobacco has been served in 3,885 of these cases on behalf of approximately 4,959 plaintiffs. The Engle Progeny cases have resulted and will continue to result in increased litigation and trial activity and increased product liability defense costs. Outstanding jury verdicts in favor of the Engle Progeny plaintiffs have been entered against RJR Tobacco in the amount of $136,123,200 in compensatory damages (as adjusted) and in the amount of $163,242,000 in punitive damages, for a total of $299,365,200. All of these verdicts are in various stages in the appellate process. An accrual of $3.9 million has been recorded in RAI’s consolidated balance sheet as of December 31, 2014 for the following Engle Progeny cases — Hiott, Starr-Blundell, Clayton, Webb and Ward. This amount includes $2.1 million for compensatory and punitive damages and $1.8 million for attorneys’ fees and statutory interest through December 31, 2014. During the fourth quarter of 2014, aggregate payments of $14.6 million were made: $12 million for compensatory and punitive damages and $2.6 million for attorneys’ fees and statutory interest, in satisfaction of the adverse judgments in the Schlenther, Virginia Williams and Odum cases. For a more complete description of the Engle Progeny cases, see “— Litigation Affecting the Cigarette Industry — Overview” and “— Engle and Engle Progeny Cases” in Item 8, note 12 to consolidated financial statements.

As of December 31, 2014, an accrual of $10 million is included in the consolidated balance sheet for estimated costs of the corrective communications in connection with the U.S. Department of Justice case. For additional information, see “— Health-Care Cost Recovery Cases — U.S. Department of Justice Case” in Item 8, note 12 to consolidated financial statements.

In addition, the consolidated action, In re: Tobacco Litigation Individual Personal Injury Cases, is pending in West Virginia, against both RJR Tobacco and B&W. On April 15, 2013, the Phase I jury trial began and ended with a virtually complete defense verdict on May 15, 2013. The only claim remaining after the verdict was the jury’s finding that all ventilated filter cigarettes manufactured and sold between 1964 and July 1, 1969, were defective for a failure to instruct. The court entered judgment in October 2013, dismissing all claims lost by the plaintiffs and purporting to make those claims and all of the jury rulings immediately subject to appeal. The plaintiffs filed a notice of appeal to the West Virginia Supreme Court of Appeals in November 2013. In October

2014, the West Virginia Supreme Court affirmed the verdict, issuing an opinion without oral argument. In January 2015, the plaintiffs’ petition for rehearing was denied. The trial court has set February 26, 2015, for a hearing to address the remaining ventilated filter claim, which is not expected to result in more than 30 remaining plaintiffs. For additional information, see “— Litigation Affecting the Cigarette Industry — West Virginia IPIC” in Item 8, note 12 to consolidated financial statements.

RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claims against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular case concerning the use of smokeless tobacco products against American Snuff Co., when viewed on an individual case-by-case basis, is not probable or estimable, except for the Engle Progeny cases noted above, as described in “— Litigation Affecting the Cigarette Industry — Overview” in Item 8, note 12 to consolidated financial statements. RAI and its subsidiaries believe that they have valid bases for appeal of adverse verdicts in their pending cases and believe they have valid defenses to all actions and intend to defend all actions vigorously. Nonetheless, the possibility of material losses related to tobacco litigation is more than remote. Litigation is subject to many uncertainties, and generally it is not possible to predict the outcome of the litigation pending against RJR Tobacco, American Snuff Co. or their affiliates or indemnitees, or to reasonably estimate the amount or range of any possible loss. Moreover, notwithstanding the quality of defenses available to it and its affiliates in tobacco-related litigation matters, it is possible that RAI’s consolidated results of operations, cash flows or financial position could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters or difficulties in obtaining the bonds required to stay execution of judgments on appeal.

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

Payments under the State Settlement Agreements are subject to various adjustments for, among other things, the volume of cigarettes sold, relevant market share and inflation. See “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” in Item 8, note 12 to consolidated financial statements for a detailed discussion of the State Settlement Agreements, including RAI’s operating subsidiaries’ monetary obligations under these agreements. RJR Tobacco records the allocation of settlement charges as products are shipped.

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

For additional information related to this litigation and its potential resolution, see Item 8, note 1 “— Cost of Products Sold” and note 12 “— Litigation Affecting the Cigarette Industry — State Settlement Agreements — Enforcement and Validity; Adjustments”, to consolidated financial statements.

Employees

At December 31, 2014, RAI and its subsidiaries had approximately 5,300 full-time employees and approximately 100 part-time employees. The 5,300 full-time employees include approximately 3,600 RJR Tobacco employees, 600 American Snuff employees and 400 Santa Fe employees. No employees of RAI or its subsidiaries are unionized.

Executive Officers and Certain Significant Employees of the Registrant

The executive officers of RAI are set forth below:

Susan M. Cameron. Ms. Cameron, 56, returned as President and Chief Executive Officer of RAI and President of RAI Services Company, a wholly owned subsidiary of RAI and referred to as RAISC, on May 1, 2014, after previously serving as the President and Chief Executive Officer of RAI from 2004 through her retirement in February 2011 and Chairman of the Board of RAI from 2006 to October 2010. She served as President and Chief Executive Officer of B&W from 2001 to 2004 and Chairman of the Board from January 2003 to 2004. Prior to 2001, Ms. Cameron held various marketing positions with B&W and BAT after joining B&W in 1981. Ms. Cameron served on the Board of RAI from January 2004 through her retirement in February 2011 and then rejoined the Board in December 2013. She also is a member of the boards of directors of R. R. Donnelley & Sons Company and Tupperware Brands Corporation. In addition, Ms. Cameron is a member of the board of trustees of the University of Florida.

Thomas R. Adams. Mr. Adams, 64, has been Executive Vice President and Chief Financial Officer of RAI since January 2008 and Executive Vice President, Chief Financial Officer and Chief Information Officer of RAISC since January 2011. As previously announced, Mr. Adams will step down as Chief Financial Officer of RAI, and Chief Financial Officer and Chief Information Officer of RAISC on February 28, 2015, and retire later in 2015. He served as Executive Vice President and Chief Financial Officer of RAISC from January 2010 to December 2010. In addition, he has served on the board of directors for RAISC since January 2010. Mr. Adams previously served as Senior Vice President and Chief Accounting Officer of RAI from March 2007 to December 2007. He served as Senior Vice President-Business Processes of RAI from September 2006 to March 2007 and of RJR Tobacco from May 2005 to November 2006. Mr. Adams also served as Senior Vice President and Chief Accounting Officer of both RAI and RJR Tobacco from July 2004 to April 2005. From June 1999 to July 2004, he served as Senior Vice President and Controller of both RJR Tobacco and RJR. Mr. Adams is a member of the boards of directors of Allegacy Federal Credit Union, the Old Hickory Council of the Boy Scouts of America and ABC of NC Child Development Center and the board of commissioners of the Housing Authority of Winston-Salem.

Michael P. Auger. Mr. Auger, 47, became Executive Vice President — Trade Marketing of RJR Tobacco on January 1, 2015. Mr. Auger served as Vice President — Trade Marketing Development of RJR Tobacco from May 2011 to December 2014. Prior to 2011, Mr. Auger held numerous managerial positions with RJR Tobacco, including Area Vice President from May 2006 to April 2011. Prior to this, Mr. Auger held various additional positions with both RJR Tobacco and B&W. Mr. Auger currently serves on the Eckerd College Alumni Leadership Council.

Lisa J. Caldwell. Ms. Caldwell, 54, has been Executive Vice President and Chief Human Resources Officer of RAI since May 2009, RAISC since January 2010 and RJRT since October 2014. Ms. Caldwell has served on the board of directors of RAISC since January 2010. She was previously Executive Vice President and Chief Human Resources Officer for RJR Tobacco from May 2009 to January 2010. Ms. Caldwell served as Executive Vice President — Human Resources of RAI and RJR Tobacco from June 2008 to May 2009. She served as Senior Vice President — Human Resources of RAI from November 2006 to June 2008, after having served as Vice President — Human Resources of RAI from September 2004 to November 2006. She also served as Senior Vice President — Human Resources of RJR Tobacco from July 2007 to June 2008, after having served as Vice President — Human Resources of RJR Tobacco from January 2002 to November 2006. Prior to 2002, Ms. Caldwell held numerous human resources positions with RJR Tobacco since joining RJR Tobacco in 1991. Ms. Caldwell serves on the Wake Forest University School of Business board of visitors and the board of directors for the Winston-Salem Industries for the Blind.

Debra A. Crew. Ms. Crew, 44, became President and Chief Commercial Officer of RJR Tobacco on October 1, 2014. Prior to joining RJR Tobacco, Ms. Crew was the President and General Manager of PepsiCo North America Nutrition from August 2014 to September 2014. She served as President of PepsiCo Americas Beverage from September 2012 until August 2014. Ms. Crew was also President of the Western Europe Region of PepsiCo Europe from April 2010 to August 2012. Prior to joining PepsiCo, Inc. in 2010, Ms. Crew held various positions with Mars, Incorporated, Nestle S.A. and Kraft Foods, Inc. Ms. Crew served in the U.S. Army from 1993 to 1997, rising to the rank of captain and military intelligence officer. She serves on the board of directors of Stanley Black & Decker, Inc.

Robert H. Dunham. Mr. Dunham, 48, has been Executive Vice President — Public Affairs and Chief Communication Officer for RAI, RJR Tobacco, RAISC and RJR Vapor since February 2014. Previously, Mr. Dunham served as Executive Vice President — Public Affairs for RAI, RJR Tobacco and RAISC from August 2011 to February 2014. Mr. Dunham served as Senior Vice President — Public Affairs for RAI, RAISC and RJR Tobacco from January 2010 to July 2011, after having served as Senior Vice President of Marketing of RJR Tobacco from October 2008 to December 2009. Mr. Dunham served as Vice President of Marketing of RJR Tobacco from July 2004 to October 2008. Prior to joining RJR Tobacco in 2004, Mr. Dunham held various positions with B&W and its parent company, BAT. Mr. Dunham is a member of the boards of directors of the Reynolds American Foundation and the Novant Health Foundation — Forsyth Medical Center.

Daniel A. Fawley. Mr. Fawley, 57, has served as Senior Vice President and Treasurer of RAI, RJR Tobacco and RJR since September 2004 and Senior Vice President and Treasurer of RAISC since January 2010. Since joining RJR in 1999, he was Vice President and Assistant Treasurer of RJR until July 2004. Mr. Fawley is a member of the boards of directors of the Reynolds American Foundation and Santa Fe Natural Tobacco Company Foundation, the board of trustees of the Arts Council Endowment Fund, Inc. and the Finance Advisory Board for the Finance Academy.

McDara P. Folan, III. Mr. Folan, 56, has been Senior Vice President, Deputy General Counsel and Secretary of RAI since July 2004 and Senior Vice President, Deputy General Counsel and Secretary of RAISC since January 2010. He also serves as Assistant Secretary of RJR Tobacco. Prior to 2004, Mr. Folan served in various positions with RJR and RJR Tobacco since joining RJR in 1999. Mr. Folan serves on the boards of trustees for Salem College and Academy, Reynolda House Museum of American Art and the Arts Council Endowment Fund, Inc. and the board of directors of Downtown Winston-Salem Partnership Inc.

Jeffery S. Gentry, PhD. Dr. Gentry, 57, became Executive Vice President of RAISC on January 1, 2013, and has been Executive Vice President — Operations and Chief Scientific Officer of RJR Tobacco since January 2010, after having served as RAI Group Executive Vice President since April 1, 2008. Dr. Gentry has served on the board of directors of RJR Tobacco since January 2010. He was previously Executive Vice President — Research and Development of RJR Tobacco from December 2004. Dr. Gentry has served in various other positions with RJR Tobacco since joining RJR Tobacco in 1986 as a research and development chemist. He is the co-founder of No Limits II, a non-profit organization providing social opportunities for disabled adults in the Winston-Salem area.

Andrew D. Gilchrist. Mr. Gilchrist, 42, served as President and Chief Commercial Officer of RJR Tobacco from January 1, 2011 to September 30, 2014, and is currently serving as Executive Vice President of RAI and was elected to succeed Mr. Adams as Chief Financial Officer of RAI, and Chief Financial Officer and Chief Information Officer of RAISC on March 1, 2015. He previously served as Executive Vice President and Chief Financial Officer of RJR Tobacco and Executive Vice President and Chief Information Officer of RAISC from January 2010 to December 2010. He previously served as Executive Vice President, Chief Financial Officer and Chief Information Officer of RJR Tobacco from July 2008 until January 2010. Mr. Gilchrist has served on the board of directors of RJR Tobacco since May 2008. He also served as Senior Vice President and Chief Financial Officer of RJR Tobacco from November 2006 to July 2008, after having served as Vice President — Integrated Business Management of RJR Tobacco from January 2006 to November 2006. Prior to 2006, Mr. Gilchrist served as Senior Director — Business Development since joining RAI in 2004. Prior to July 2004, Mr. Gilchrist held various positions with B&W and its parent company, BAT. Mr. Gilchrist is a member of the board of trustees of the Arts Council of Winston-Salem and Forsyth County. He also serves on the board of directors for the Winston-Salem Alliance and is a campaign cabinet member for SciWorks.

Martin L. Holton III. Mr. Holton, 57, has been Executive Vice President, General Counsel and Assistant Secretary of RAI and RAISC and Executive Vice President and General Counsel of RJR Tobacco since January 2011. Mr. Holton previously served as Senior Vice President and Deputy General Counsel of RAISC since January 2010 and Senior Vice President, General Counsel and Secretary of RJR Tobacco from November 2006 through December 2010. In addition, Mr. Holton has served on the board of directors of RAISC since January 2011. Previously, Mr. Holton served as Senior Vice President, Deputy General Counsel and Secretary of RJR Tobacco from February 2005 to November 2006 and Vice President and Assistant General Counsel — Litigation from July 2004 to February 2005. Mr. Holton serves on the board of managers for YMCA Camp Hanes and the board of directors for the Winston-Salem Symphony.

J. Brice O’Brien. Mr. O’Brien, 46, has served as Executive Vice President — Consumer Marketing of RJR Tobacco since January 2010, after having served as President of Reynolds Innovations Inc. since January 2009. He served as Senior Vice President — Consumer Marketing of RJR Tobacco from January 2006 until January 2009, after serving as Vice President — Marketing since October 2004. Prior to 2004, he held various positions with RJR Tobacco after joining RJR Tobacco in 1995. Mr. O’Brien serves on the board of directors for the Juvenile Diabetes Research Foundation.

Frederick W. Smothers. Mr. Smothers, 51, has served as Senior Vice President and Chief Accounting Officer of RAI since January 2008 and RAISC since January 2010. Mr. Smothers served as Vice President and Corporate Controller of RAI from October 2007 to December 2007. Prior to joining RAI, Mr. Smothers was an independent management consultant from 2002 until 2007, serving as Chief Executive Officer of ATRS Consulting from 2005 until October 2007, providing general management consulting to consumer products and manufacturing clients, including RAI. Prior to 2002, Mr. Smothers was employed by the accounting firm of Deloitte & Touche LLP, including four years as partner.

The chief executive officers of RAI’s other principal operating subsidiaries are set forth below:

Frederic P. Ampolini. Mr. Ampolini, 50, became President of RJR Vapor on January 1, 2015. Previously he served as Vice President — Operations of RJR Vapor from September 2012 to December 2014. He served as Senior Director Technical Innovations and Engineering for RJR Tobacco from March 2011 to September 2012, and served as Director Supply Process for RJR Tobacco from October 2008 to February 2011. Mr. Ampolini has held various positions in supply chain and manufacturing. Prior to July 2004, Mr. Ampolini held various positions with B&W.

Mike Little. Mr. Little, 55, has served as President of SFNTC since December 2011. Previously, he served as Senior Vice President — Manufacturing of SFNTC from January 2002 until November 2011. Prior to 2002, Mr. Little held various positions with SFNTC after joining SFNTC in 1995.

Tommy J. Payne. Mr. Payne, 57, has served as President of Niconovum USA, Inc. since January 2010, after having served as Executive Vice President — Public Affairs of RAI from November 2006 to January 2010 and RJR Tobacco from May 2008 to January 2010. Mr. Payne previously served as Executive Vice President — External Relations of RAI from July 2004 to November 2006, and RJR Tobacco from September 1999 to November 2006. Prior to that time, he held various positions after joining RJR Nabisco in 1988. Mr. Payne serves on the boards of directors of the North Carolina Community Colleges Foundation, Inc. and Senior Services, Inc. of Winston-Salem.

Randall M. (Mick) Spach. Mr. Spach, 56, has been President of American Snuff Co. since January 2011. Previously he served as Vice President — Operations of American Snuff Co. from February 2009 until December 2010. Mr. Spach served as Vice President — Manufacturing/R&D of American Snuff Co. from August 2007 to February 2009. He served as Assistant Vice President — Manufacturing at American Snuff Co. from 2001 to August 2007. Between 1977 and 2001, Mr. Spach held various positions with American Snuff Co.

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

The tobacco-related legal actions range from individual lawsuits to class-actions and other aggregate claim lawsuits. In Engle v. R. J. Reynolds Tobacco Co., the Florida Supreme Court issued a ruling that, while determining that the case could not proceed further as a class action, permitted members of the Engle class to file individual claims, including claims for punitive damages, through January 11, 2008. The decision preserved several of the Engle jury findings for use in adjudicating these subsequent individual actions, which are now known as Engle Progeny cases. As of December 31, 2014, RJR Tobacco had been served in 3,885 Engle Progeny cases filed on behalf of approximately 4,959 plaintiffs. Many of these cases are in active discovery or nearing trial. In all Engle Progeny cases tried to date, a central issue has been the proper use of the preserved Engle findings. RJR Tobacco has argued that use of the Engle findings to establish individual elements of claims (such as defect, negligence and concealment) is a violation of federal due process. In 2013, both the Florida Supreme Court and the U.S. Court of Appeals for the Eleventh Circuit rejected that argument.

The Engle Progeny cases have resulted in increased litigation and trial activity, including an increased number of adverse verdicts, and increased expenses. To date, RJR Tobacco had paid $55,966,859 in compensatory damages and $106,130,000 in punitive damages, for a total of $162,096,859, in these cases. In addition, outstanding jury verdicts in favor of the Engle Progeny plaintiffs had been entered against RJR Tobacco in the amount of $136,123,200 in compensatory damages (as adjusted) and in the amount of $163,242,000 in punitive damages, for a total of $299,365,200. All of these verdicts are in various stages in the appellate process. Although RJR Tobacco cannot currently predict when or how much it may be required to pay, RJR Tobacco will likely be required to pay additional judgments as the litigation proceeds. For a more complete description of this litigation, see “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in Item 8, note 12 to consolidated financial statements.

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

In addition, the consolidated action, In re: Tobacco Litigation Individual Personal Injury Cases, is pending in West Virginia, against both RJR Tobacco and B&W. On April 15, 2013, the Phase I jury trial began and ended with a virtually complete defense verdict on May 15, 2013. The only claim remaining after the verdict was the jury’s finding that all ventilated filter cigarettes manufactured and sold between 1964 and July 1, 1969, were defective for a failure to instruct. The court entered judgment in October 2013, dismissing all claims lost by the plaintiffs and purporting to make those claims and all of the jury rulings immediately subject to appeal. The plaintiffs filed a notice of appeal to the West Virginia Supreme Court of Appeals in November 2013. In October 2014, the West Virginia Supreme Court affirmed the verdict, issuing an opinion without oral argument. In January 2015, the plaintiffs’ petition for rehearing was denied. The trial court has set February 26, 2015, for a hearing to address the remaining ventilated filter claim, which is not expected to result in more than 30 remaining plaintiffs. For additional information, see “— Litigation Affecting the Cigarette Industry — West Virginia IPIC” in Item 8, note 12 to consolidated financial statements.

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

Any or all of the events described above could impose substantial monetary obligations on RAI and its operating subsidiaries and could have an adverse effect on the results of operations, cash flows and financial position of these companies and RAI. For a more complete description of the above cases and other significant litigation involving RAI and its operating subsidiaries, including RJR Tobacco and American Snuff Co., see “— Litigation Affecting the Cigarette Industry” and “— Smokeless Tobacco Litigation” in Item 8, note 12 to consolidated financial statements.

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

Both sides appealed. In 2009, the Court of Appeals affirmed in part the trial court’s order and remanded the case for further proceedings. Both sides’ petitions for writ of certiorari from the U.S. Supreme Court were denied in June 2010, including the DOJ’s request for review of the denial of the government’s request for disgorgement of profits and certain other remedies. In November 2012, the trial court specified the text of the “corrective statements” that it has ordered the defendants to disseminate, which order is currently on appeal, with oral argument scheduled in the U.S. Court of Appeals for the D.C. Circuit on February 23, 2015. The court also ordered the parties to enter mediation on a number of issues related to the implementation of the “corrective-statements” remedy. The mediation process concluded, and, in June 2014, the district court entered a consent order to govern implementation issues. Aspects of that order are also part of the “corrective-statements” appeal, and implementation is stayed until all appeals are exhausted. Additionally, further proceedings are pending before the trial court to determine whether the “corrective statements” will have to be displayed at retail points-of-sale. Implementation of the “corrective-statements” remedy could cause RJR Tobacco to incur significant compliance costs and there could be an adverse effect on the sales of its products which could have an adverse effect on the results of operations, cash flows and financial position of RJR Tobacco and RAI.

For a more complete description of this case, including the $10 million accrued for the estimated costs of corrective communications, see “— Health-Care Cost Recovery Cases — U.S. Department of Justice Case” in Item 8, note 12 to consolidated financial statements.

Significant monetary obligations imposed under the State Settlement Agreements, the size of which may be impacted by suits challenging several arbitration awards favorable to RJR Tobacco, could have an adverse effect on the results of operations, cash flows and financial position of RJR Tobacco and RAI.

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

RJR Tobacco disputed a total of $4.7 billion in potential NPM Adjustment claims for the years 2003 through 2012. A nationwide arbitration was initiated with respect to the 2003 NPM Adjustment claim. Preliminary proceedings before the Arbitration Panel began in July 2010. Merits hearings began in April 2012.

In December 2012, RJR Tobacco, certain other PMs and certain “signatory” states entered into a binding Term Sheet that set forth terms for resolving accrued and potential NPM Adjustment claims for 2003 through 2012. The Term Sheet also set forth a restructured NPM Adjustment process to be applied on a going-forward basis, starting with the 2013 volume year. The Arbitration Panel for the 2003 NPM Adjustment dispute entered a Stipulated Partial Settlement and Award, reflecting the financial terms of the Term Sheet. Under the settlement, RJR Tobacco is to receive more than $1 billion worth of credits, a portion of which have been applied to its MSA payments in 2013 and 2014, and the remainder is to be applied over the following four years.

In September 2013, the Arbitration Panel issued Final Awards on the 2003 NPM Adjustment claim with respect to the 15 states who at that point in the proceedings the PMs continued to contest. The Arbitration Panel ruled that six states (representing approximately 14.68% of the allocable share) — Indiana, Kentucky, Maryland, Missouri, New Mexico and Pennsylvania — were subject to the 2003 NPM Adjustment. Of these six states, two (Kentucky and Indiana) decided to join the settlement, three (Maryland, Missouri and Pennsylvania) unsuccessfully challenged in their respective state courts the finding of their responsibility for the 2003 NPM Adjustment (appeals are pending); and one state court challenge (New Mexico) has yet to be decided. Additionally, some states challenged the amount of the judgment reduction accorded to them by the Arbitration Panel by virtue of the settlement. Two of these challenges (Missouri and Pennsylvania) were successful; and two were not (Colorado and Maryland). The decisions in Maryland, Missouri and Pennsylvania are on appeal. A similar challenge was filed in New Mexico, but has not yet been decided at the trial court level.

If the amount of the judgment reduction is ultimately modified in the manner urged by Maryland and New Mexico, RJR Tobacco’s recovery of the 2003 NPM Adjustment would be reduced by $27 million in the April following the conclusion of the appeal. In contrast, if RJR Tobacco prevails on appeal in Missouri and Pennsylvania, it would receive an additional $75 million for the 2003 NPM Adjustment in the April following the conclusion of the appeal.

Due to the uncertainty over the final resolution of the 2003 NPM Adjustment claim, no amounts resulting from the rulings of the Arbitration Panel for the four non-diligent states that have not joined the settlement have been recognized in RAI’s consolidated financial statements as of December 31, 2014. Any adverse decisions on the pending motions and appeals in these states could impact RJR Tobacco’s receipt, or timing of receipt, of some or all of the remaining amount of RJR Tobacco’s claim.

Finally, the amounts cited in this risk factor will change, should the proposed Merger be completed.

For a more complete description of the State Settlement Agreements and the Arbitration Panel’s awards, see “— Health-Care Cost Recovery Cases — State Settlement Agreements” and “— Health-Care Cost Recovery Cases — State Settlement Agreements — Enforcement and Validity; Adjustments” in Item 8, note 12 to consolidated financial statements.

Reports from the U.S. Surgeon General regarding the risks of cigarette smoking and second-hand smoke may result in additional litigation and regulation that could have an adverse effect on the results of operations, cash flows and financial position of RJR Tobacco and RAI.

The U.S. Surgeon General has issued reports that attribute negative health consequences to cigarette smoking, including involuntary exposure to tobacco smoke, referred to as second-hand smoke or ETS. On January 17, 2014, the Surgeon General issued an additional report that contends that smoking is linked to a higher number of deaths to Americans than previous estimates, that filtered cigarettes may increase the risk of certain diseases, and that cigarettes are a causal factor in certain conditions and diseases that had not previously been linked to cigarette smoking. Litigation could be stimulated due to these reports, and the Surgeon General’s findings could also cause additional regulations or restrictions to be imposed on the use, manufacture or sale of cigarettes. These factors could have an adverse effect on the results of operations, cash flows and financial position of RJR Tobacco and RAI.

RJR Tobacco’s overall retail market share of cigarettes has been declining. If RJR Tobacco is not able to increase sales and market share of its growth brands, and if RJR Tobacco and RAI’s other operating companies are not able to develop, produce or market new alternative products profitably, the results of operations, cash flows and financial position of RAI and its operating subsidiaries could be adversely affected.

RJR Tobacco’s U.S. retail market share of cigarettes has been declining for a number of years. According to data from IRI/Capstone, RJR Tobacco’s share of the U.S. cigarette retail market was 26.5% in 2014, compared with 26.6% in 2013. In addition, consumer health concerns, changes in adult tobacco consumer preferences and changes in regulations have prompted RJR Tobacco and other RAI operating companies to introduce new alternative products. Consumer acceptance of these new products, such as CAMEL Snus and electronic cigarettes, referred to as e-cigarettes, may fall below expectations, in which event RAI’s operating subsidiaries may be unable to replace all or any significant portion of lost revenues resulting from the continuing decline in market share and cigarette consumption generally.

Furthermore, an RAI subsidiary, RJR Vapor, launched its digital vapor cigarette, VUSE, on a national basis in 2014. If the national launch of VUSE, which was previously in limited distribution, does not prove successful, RJR Vapor’s e-cigarette business could be at a significant disadvantage to other e-cigarette manufacturers, making it difficult for RAI to capitalize upon this potentially expanding category of alternative products, which could have an adverse effect on the results of operations, cash flows and financial position of RJR Vapor and RAI.

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

RJR Tobacco is dependent on the U.S. cigarette market, which it expects to continue to decline. In addition, RAI’s subsidiaries will continue to be dependent on premium and super premium cigarette brands. The continued decline in U.S. cigarette consumption, or the transition of consumers away from premium cigarette brands, could have an adverse effect on the results of operations, cash flows and financial position of RJR Tobacco and RAI.

RAI’s subsidiaries are, and, following the Merger, will continue to be dependent on the U.S. cigarette market. The international rights to substantially all of RJR Tobacco’s brands were sold in 1999 to JTI, and no international rights were acquired in connection with the B&W business combination or will be acquired as a result of the Merger. Therefore, RJR Tobacco is dependent on the U.S. cigarette market. In connection with the Merger, RAI is not acquiring any brands outside of the United States, and the assets of Lorillard’s subsidiaries related to the “e-vapor” brand blu (including SKYCIG) are included in the Divestiture. Lorillard, like RAI, previously divested its international cigarette business. After completion of the Merger, RAI’s subsidiaries’ U.S. combustible cigarette brands will include, among others, NEWPORT, CAMEL, PALL MALL and NATURAL AMERICAN SPIRIT.

U.S. cigarette consumption has declined since 1981, for a variety of factors, including, price increases, restrictions on advertising and promotions, funding of smoking prevention campaigns, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups, and migration to smoke-free products. U.S. cigarette consumption is expected to continue to decline. MSAi reported that U.S. cigarette shipments declined 3.2% in 2014, 4.6% in 2013 and 2.3% in 2012.

In addition, RAI’s subsidiaries’ brands are subject to consumer price sensitivities, with certain brands subject to greater price sensitivities than others or competitors’ brands. Some consumers may switch to lower priced brands offered by RAI’s subsidiaries or competitors. As a result of the acquisition of certain of Lorillard’s subsidiaries’ brands, which principally consist of Newport, RAI’s subsidiaries’ concentration of premium brands would increase significantly. As a result, RAI’s subsidiaries will become more susceptible to consumer price sensitivities after the Merger. A downturn in the economy or other adverse financial or economic conditions could increase the number of consumers switching to a lower priced brand.

RAI is a holding company and is entirely dependent on the results of its operating subsidiaries. RJR Tobacco is RAI’s largest operating segment. As such, it is the primary source of RAI’s revenue, and the continued decline in U.S. cigarette consumption, or the transition of consumers away from premium cigarette brands, could have an adverse effect on the results of operations, cash flows and financial position of RAI.

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

In addition, substantial payment obligations under the State Settlement Agreements adversely affect RJR Tobacco’s ability to compete with manufacturers of deep-discount cigarettes that are not subject to such substantial obligations. For a more complete description of the State Settlement Agreements, see “— Health-Care Cost Recovery Cases — State Settlement Agreements” in Item 8, note 12 to consolidated financial statements.

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

In 2013, the FDA issued its preliminary scientific evaluation regarding menthol cigarettes, concluding that menthol cigarettes adversely affect initiation, addiction and cessation compared with non-menthol cigarettes. Also in 2013, the FDA issued an Advance Notice of Proposed Rulemaking, seeking comments on various issues relating to the potential regulation of menthol cigarettes. In addition, the FDA has the authority to require the reduction of nicotine levels and may also require reduction or elimination of other constituents. Menthol cigarette styles accounted for approximately 30% of RAI’s consolidated net sales in 2014. As a result of the Merger, RAI, through its subsidiaries, will acquire Lorillard’s Newport menthol cigarette styles, which account for approximately 80% of Lorillard’s total consolidated net sales and will be added to the brand portfolio of RAI’s operating companies.

Although it is not possible to predict whether or when the FDA will take actions, if the FDA were to adopt regulations banning or severely restricting the sale of menthol cigarettes, or were to require the reduction of nicotine levels or the reduction or elimination of other constituents, those regulations could have a material adverse effect on the cigarette sales of RAI’s operating companies, including sales of the combined company’s Newport brand, which could have an adverse effect on the results of operations, cash flows and financial position of those companies and RAI.

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

Intangible assets include goodwill, trademarks and other intangibles. The determination of fair value involves considerable estimates and judgment. For goodwill, the determination of fair value of a reporting unit involves, among other things, RAI’s market capitalization, and application of the income approach, which includes developing forecasts of future cash flows and determining an appropriate discount rate. If goodwill impairment is implied, the fair values of individual assets and liabilities, including unrecorded intangibles, must be determined. During the annual testing in the fourth quarter of 2014, the estimated fair value of each of RAI’s reporting units was substantially in excess of its respective carrying value.

Trademarks and other intangible assets with indefinite lives also are tested for impairment annually, in the fourth quarter. At December 31, 2014, the aggregate fair value of RAI’s operating units’ trademarks and other intangible assets was substantially in excess of their aggregate carrying value. However, at December 31, 2014, the individual fair values of five trademarks were less than 15% in excess of their respective carrying values. The aggregate carrying value of these five trademarks was $427 million at December 31, 2014.

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

For additional information, see Item 8, note 4 to consolidated financial statements.

Increases in pension expense or pension funding may reduce RAI’s profitability, which could have an adverse effect on the results of operations, cash flows and financial position of RAI.

RAI’s profitability is affected by the costs of pension benefits available to employees generally hired prior to 2004. Adverse changes in investment returns earned on pension assets and discount rates used to calculate pension and related liabilities or changes in required pension funding levels may have an unfavorable impact on pension expense, which could have an adverse effect on the results of operations, cash flows and financial position of RAI. During 2014, RAI contributed $10 million to its pension plans and plans to contribute $109 million to its pension plans in 2015. RAI actively seeks to control increases in pension expense, but there can be no assurance that profitability will not be adversely affected. In addition, changes to pension legislation or changes in pension accounting may adversely affect profitability, which could also have an adverse effect on the results of operations, cash flows and financial position of RAI.

In addition, following completion of the Merger, RAI may have to make additional contributions to some or all of the Lorillard defined benefit pension plans and other post-retirement benefit plans.

For additional information, see Item 8, note 15 to consolidated financial statements.

RAI and its operating subsidiaries rely on outside suppliers to manage certain non-core business processes. Any interruption in these services could negatively affect the operations of RJR Tobacco, American Snuff Co. and SFNTC and harm their reputation, which could have an adverse effect on the results of operations, cash flows and financial position of these companies and RAI.

In an effort to gain cost efficiencies, RAI and its operating subsidiaries have substantially completed the outsourcing of many of their non-core business processes. Non-core business processes include, but are not limited to, certain processes relating to information technology, human resources, trucking and facilities. If any of the suppliers fail to perform their obligations in a timely manner or at a satisfactory quality level, RJR Tobacco, American Snuff Co. and SFNTC may fail to operate effectively and fail to meet shipment demand, which could have an adverse effect on the results of operations, cash flows and financial position of these companies and RAI.

RAI’s operating subsidiaries rely on a limited number of suppliers for certain raw materials. An interruption in service from any of these suppliers could have an adverse effect on the results of operations, cash flows and financial position of RAI.

RAI’s operating subsidiaries rely on a limited number of suppliers for raw materials. If a supplier fails to meet any of RAI’s operating subsidiaries’ demands for raw materials, any such operating subsidiary may fail to operate effectively and may fail to meet shipment demand, which could have an adverse effect on the results of operations, cash flows and financial position of RAI.

Certain of RAI’s operating subsidiaries face a customer concentration risk. The loss of such a customer would result in a decline in revenue and could have an adverse effect on the results of operations, cash flows and financial position of RAI.

Revenues from two distributors, McLane and Core-Mark, constituted approximately 31% and 11%, respectively, of RAI’s consolidated revenue in 2014. The loss of these customers, or a significant decline in their purchases, could have an adverse effect on the results of operations, cash flows and financial position of RAI.

Fire, violent weather conditions and other disasters could have an adverse effect on the results of operations, cash flows and financial position of RAI’s operating subsidiaries.

A major fire, violent weather conditions or other disasters that affect manufacturing and other facilities of RAI’s operating subsidiaries, or of their suppliers and vendors, could have a material adverse effect on the operations of RAI’s operating subsidiaries. In particular, RJR Tobacco’s cigarette manufacturing is conducted primarily at a single facility. Additionally, SFNTC’s cigarette manufacturing is conducted at a single facility. Despite RAI’s insurance coverage for some of these events, a prolonged interruption in the manufacturing operations of RAI’s operating subsidiaries could have a material adverse effect on the ability of its operating subsidiaries to effectively operate their businesses, which could have an adverse effect on the results of operations, cash flows and financial position of these companies.

The loss of key personnel, in the regular course of business or as a result of uncertainties associated with the Merger, or difficulties recruiting and retaining qualified personnel could have an adverse effect on the results of operations, cash flows and financial position of RAI and its operating subsidiaries.

The future success of RAI and its operating subsidiaries is dependent on the continued availability and service of senior management personnel. The loss of any executive officers or other key senior management personnel could inhibit the ability of RAI and its operating subsidiaries to manage effectively their businesses. Specifically, as a result of the Merger, employees of RAI and Lorillard and their respective subsidiaries may experience uncertainty about their roles within RAI or Imperial Sub following the Merger. This uncertainty may inhibit the ability to retain those executive officers, other key senior management personnel and other key employees following the Merger. RAI’s success after the Merger will depend in part upon its ability and the abilities of its subsidiaries to retain and hire executive officers, other key senior management personnel and other key employees.

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

RAI and its operating subsidiaries are dependent on information technology systems to operate their businesses, enhance customer service, improve the efficiency of production and increase employee efficiency. These information technology systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, catastrophic events and user errors. In addition, these information technology systems are also subject to security breaches, including cyber security breaches and breaches of transaction processing that could result in the compromise of confidential customer or consumer data. Any disruptions in information technology systems or a security breach could have an adverse effect on the results of operations, cash flows and financial position of RAI and its operating subsidiaries.

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

Changes in financial market conditions, including adverse changes in the liquidity of financial markets, could result in higher costs and decreased profitability, which could have an adverse effect on the results of operations, cash flows and financial position of RAI.

Changes in financial market conditions, including adverse changes in the liquidity of financial markets, could result in additional realized or unrealized losses associated with the value of RAI’s investments. Additionally, these changes could negatively impact RAI’s interest rate risk, foreign currency exchange rate risk and the return on corporate cash, resulting in increased costs and reduced profitability. Accordingly, the results of operations, cash flows and financial position of RAI could be adversely affected. Due to recent market conditions, RAI has invested any excess cash in either low interest or near zero interest investments, thereby lowering interest income. As of December 31, 2014, $24 million of unrealized losses remain in other comprehensive loss. For more information on investment losses, see Item 8, note 3 to consolidated financial statements.

RAI has substantial long-term debt, will incur additional debt in connection with the Merger and may encounter difficulties or high costs associated with securing financing in connection with the Merger, which could adversely affect its financial position and its ability to obtain financing in the future and react to changes in its business.

RAI has, in the aggregate, principal outstanding notes of $5.1 billion. In addition, following completion of the Merger, RAI will have substantially increased debt compared to RAI on a recent historical basis. RAI expects to incur approximately $12.5 billion of debt in connection with the Merger as a result of financing to complete the Merger, including financing the cash portion of the Merger Consideration, and debt assumed in the Merger. RAI currently intends to finance the cash portion of the Merger Consideration and related fees and expenses with available cash, up to $500 million in borrowings under its existing revolving credit facility, proceeds from the issuance of debt securities, proceeds from the Divestiture and Share Purchase and, to the extent necessary, borrowings under the Bridge Facility. RAI has announced its intention to pursue financing that would replace or supplement financing available under the Bridge Facility. The Bridge Facility is a 364-day senior unsecured term loan in an aggregate principal amount of up to $9 billion. It is currently undrawn and may be drawn only in a single drawing upon the closing of the Merger and not thereafter. There is no guarantee that replacement or supplemental financing will be available to RAI at all or on acceptable terms. RAI’s ability to obtain financing to replace or supplement the Bridge Facility will be subject to various factors, including market conditions, operating performance and credit ratings, and may be subject to restrictions in the agreements relating to RAI’s outstanding debt. Additionally, the receipt of financing by RAI is not a condition to completion of the Merger and, accordingly, RAI will be required to complete the Merger (assuming that all of the conditions to its obligations under the Merger Agreement are satisfied) whether or not debt financing or other financing is available at all or on acceptable terms.

If RAI draws under the Bridge Facility, it will be required to repay or refinance the Bridge Facility within 364 days after the draw date. There is no guarantee that RAI would be able to refinance the Bridge Facility at all or on terms acceptable to RAI. The terms of any debt incurred to refinance the Bridge Facility may be less favorable than the terms of the Bridge Facility or those anticipated under the proposed alternative financing.

Because of this increased level of debt as a result of the Merger:

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

For more information on the restrictive covenants in RAI’s credit facility, see Item 8, note 10 to consolidated financial statements.

The ability of RAI to access the debt capital markets could be impaired if the credit rating of its debt securities falls. Borrowing costs under RAI’s revolving credit facility could increase as the credit ratings of RAI’s long-term debt falls.

RAI’s credit ratings impact the cost and availability of future borrowings and, accordingly, RAI’s cost of capital. The outstanding notes issued by RAI are rated investment grade. Following announcement of the Merger, Standard & Poor’s Ratings Services reaffirmed all of its ratings on RAI, including its BBB- corporate credit ratings, and Moody’s Investor Service placed RAI’s Baa2 senior unsecured rating on review for downgrade. If RAI’s credit rating falls, RAI may not be able to sell additional debt securities or borrow money in such amounts, at the times, at the lower interest rates or upon the more favorable terms and conditions that might be available if its debt maintained its current or higher ratings. Any impairment of RAI’s ability to obtain future financing on favorable terms could have an adverse effect on RAI’s ability to finance the cash portion of the Merger Consideration with the issuance of debt securities or another alternative to the Bridge Facility on terms more favorable than under the Bridge Facility, or to refinance the Bridge Facility if drawn. In addition, future debt security issuances or other borrowings may be subject to further negative terms, including provisions for collateral or limitations on indebtedness or more restrictive covenants, if RAI’s ratings decline.

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

In addition, the interest rate RAI pays on borrowings under its revolving credit facility is equal to an underlying interest rate plus an applicable margin, which margin is based on the ratings of RAI’s senior, unsecured, long-term indebtedness. If these ratings decline, the applicable margin RAI is required to pay would increase. RAI pays a fee on commitments under its revolving credit facility based on the ratings of RAI’s senior, unsecured, long-term indebtedness. As a result, although the revolving credit facility provides RAI with a source of liquidity, the cost of borrowing under, and of maintaining, that facility could be at a higher rate at a time when RAI most needs to utilize that facility.

For more complete information on RAI’s borrowing arrangements, see Item 8, notes 10 and 11 to consolidated financial statements.

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

B&W owns approximately 42% of the outstanding shares of RAI common stock and, as a result of the Share Purchase, would continue to own approximately 42% of the outstanding shares of RAI common stock after the Merger. No other shareholder owns more than 10% of the outstanding shares of RAI common stock. Unless substantially all of RAI’s public shareholders vote together on matters presented to RAI shareholders, B&W would have the power to determine the outcome of matters submitted to a shareholder vote, subject to the governance agreement described below.

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

•

RAI’s adoption of any takeover defense measures that would apply to the acquisition of equity securities of RAI by B&W or its affiliates, other than a re-adoption of the RAI rights plan in the form permitted by the governance agreement.

Such influence could result in RAI taking actions that RAI’s other shareholders do not support.

Under the governance agreement, B&W is entitled to nominate individuals to RAI’s Board, and the approvals of the majority of those individuals is required before certain actions may be taken, even though those individuals represent less than a majority of the entire Board.

Under the governance agreement, B&W, based upon its current equity stake in RAI, is entitled to nominate five directors to RAI’s Board, at least three of whom are required to be independent directors and two of whom may be executive officers of BAT or any of its subsidiaries. RAI’s Board currently is composed of 12 persons, out of a total potential of 13 members, including four designees of B&W, out of a total potential of five designees. Matters requiring the approval of RAI’s Board generally require the affirmative vote of a majority of the directors present at a meeting. Under the governance agreement, however, the approval of a majority of B&W’s designees on RAI’s Board is required in connection with the following matters:

•	any issuance of RAI equity securities in excess of 5% of its outstanding voting stock, unless at such time B&W’s ownership interest in RAI is less than 32%; and

•	any repurchase of RAI common stock, subject to a number of exceptions, unless at such time B&W’s ownership interest in RAI is less than 25%.

As a result, B&W’s designees on RAI’s Board may prevent the foregoing transactions from being effected, notwithstanding a majority of the entire Board may have voted to approve such transactions.

Under the RAI articles of incorporation, neither BAT nor any director of RAI who is affiliated with, or employed by, BAT is required to present a business opportunity, to RAI if the business opportunity does not primarily relate to the United States. The loss of favorable business opportunities could have an adverse effect on the results of operations, cash flows and financial position of RAI.

Unless otherwise agreed by the parties, under the RAI articles of incorporation, neither BAT or any of its subsidiaries or affiliates nor any director of RAI who is affiliated with, or employed by, BAT or its subsidiaries and affiliates, including any B&W designated director, is required to present a transaction, relationship, arrangement or other opportunity, all of which are collectively referred to as a business opportunity to RAI, RAI’s Board or any RAI officer or employee if the business opportunity does not relate primarily to the United States. RAI has renounced any expectancy or interest in, or in being offered an opportunity to participate in, any such business opportunity, and BAT and its subsidiaries and affiliates are entitled to act upon any such business opportunity and will not be liable to RAI or any RAI shareholders for taking any such action or not presenting such business opportunity to RAI. As a result, RAI may not be presented with certain favorable business opportunities that are known to BAT or a BAT affiliated director of RAI, and BAT may take advantage and receive the benefits of those business opportunities. The loss of favorable business opportunities could have an adverse effect on the results of operations, cash flows and financial position of RAI.

B&W’s significant ownership interest in RAI, and RAI’s classified board of directors and other anti-takeover defenses could deter acquisition proposals and make it difficult for a third party to acquire control of RAI without the cooperation of B&W. This could have a negative effect on the price of RAI common stock.

As RAI’s largest shareholder, B&W could vote its shares of RAI common stock against any takeover proposal submitted for shareholder approval or refuse to accept any tender offer for shares of RAI common stock. This right would make it very difficult for a third party to acquire RAI without B&W consent. In addition, RAI has a classified board of directors and other takeover defenses in its articles of incorporation and bylaws. B&W’s ownership interest in RAI and these defenses could discourage potential acquisition proposals and could delay or prevent a change in control of RAI. These deterrents could adversely affect the price of RAI common stock and make it very difficult to remove or replace members of the board of directors or management of RAI without cooperation of B&W.

RAI shareholders may be adversely affected by the July 30, 2014 expiration of the “standstill” provisions in the governance agreement. This event enables B&W to, among other things, acquire some or all of the shares of RAI common stock not held by B&W or otherwise seek to influence or gain control of RAI, subject to governance agreement limitations on changes in the composition of RAI’s Board.

The “standstill” provisions contained in the governance agreement generally restricted B&W from acquiring additional shares of RAI common stock, seeking to remove RAI directors not designated by B&W, or taking other specified actions to influence or gain control of RAI. These restrictions expired on July 30, 2014.

As a consequence of the expiration of the “standstill” period, B&W is permitted to increase its ownership interest in RAI without limitation. The RAI shareholder rights plan also expired on July 30, 2014, but RAI’s Board is permitted under the governance agreement to readopt a shareholder rights plan in the form permitted by the governance agreement.

The governance agreement limits B&W representation on RAI’s Board to five directors (out of an entire Board of 13 directors), of whom three must be independent of both RAI and BAT. If B&W’s voting percentage of RAI drops below 32%, B&W’s board representation will be reduced to a level approximately proportionate to its level of all RAI equity ownership. The governance agreement also requires B&W to vote for the RAI board-proposed slate of director nominees (unless an unaffiliated third party makes a material effort to solicit proxies voting against that slate). These provisions will remain in effect indefinitely after July 30, 2014, unless all or part of the governance agreement is terminated as described below.

The governance agreement and amendments thereto are filed as Exhibits 10.8 to 10.11 to this Annual Report on Form 10-K.

RAI shareholders may be adversely affected if all or part of the governance agreement were to be terminated because in some circumstances the board composition and share transfer restrictions on B&W would no longer apply. These developments could enable B&W to, among other things, acquire some or all of the shares of RAI common stock not held by B&W, seek additional representation on RAI’s Board, replace existing RAI directors, solicit proxies, otherwise influence or gain control of RAI or transfer all or a significant percentage of its shares of RAI common stock to a third party.

The governance agreement provides that it will terminate automatically in its entirety if B&W owns less than 15% or if any third party or group controls more than 50% of the voting power of all RAI shares. In addition, B&W may terminate the governance agreement in its entirety if B&W nominees proposed in accordance with the governance agreement are not elected to serve on RAI’s Board or its committees or if RAI has deprived B&W nominees of such representation for “fiduciary” reasons or has willfully deprived B&W or its board nominees of any veto rights.

B&W also may terminate the obligation to vote its shares of RAI common stock for Board-proposed director nominees, the restriction on Board representation in excess of proportionate representation and the RAI share transfer restrictions of the governance agreement if RAI willfully and deliberately breaches the provisions regarding B&W’s Board and Board committee representation.

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

The bylaws of RAI designate the state courts of North Carolina or the U.S. District Court for the Middle District of North Carolina as the sole and exclusive forum for certain legal actions, which could limit the ability of RAI shareholders to obtain a favorable judicial forum for disputes with RAI.

RAI’s bylaws provide that, unless RAI consents in writing to the selection of an alternative forum, the state courts of North Carolina or the U.S. District Court for the Middle District of North Carolina will be the sole and exclusive forum for:

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

The Merger is subject to the receipt of consents and clearances from certain regulatory authorities that may impose conditions that could reduce the expected synergies and other benefits of the Merger, result in a material delay in, or the abandonment of, the Merger or otherwise have an adverse effect on RAI.

Before the Merger can be completed, waiting periods must expire or terminate under applicable antitrust laws, including the Hart-Scott-Rodino Antitrust Improvements Act, referred to as HSR Act, and various approvals, consents or clearances must be obtained from certain regulatory entities, including those regulating the cigarette industry. In deciding whether to grant antitrust or regulatory clearances, the relevant authorities will consider the effect of the Merger on competition within their relevant jurisdictions. Although RAI and Lorillard have agreed in the Merger Agreement to use their reasonable best efforts to make certain governmental filings and, subject to certain limitations, obtain the required governmental authorizations, as the case may be, there can be no assurance that the relevant authorizations will be obtained.

The governmental authorities from which these authorizations are required have broad discretion in administering the governing regulations. The terms and conditions of approvals that are granted may impose requirements, limitations, costs or restrictions on the conduct of RAI’s and its subsidiaries’ businesses following the closing of the Merger. Under the terms of the Merger Agreement, subject to certain conditions, RAI, Lorillard, or their respective subsidiaries could be required to divest, hold separate or otherwise take actions that would limit their ownership or control, or their ability to retain or hold, directly or indirectly, businesses, assets, equity interests, product lines, properties or services. In addition, governmental authorities could require as a condition to approval of the Merger, among other things, the divestiture of assets that are different from or additional to those included in the Divestiture. Moreover, governmental authorities could seek to prevent or enjoin completion of the Merger, and under the terms of the Merger Agreement, subject to certain conditions, RAI and Lorillard agreed to litigate or defend against any proceeding involving governmental authorities seeking to block the Merger.

There can be no assurance that regulators will not impose terms, conditions, requirements, limitations, costs or restrictions that would delay the closing of the Merger, impose additional material costs on or limit the revenues of RAI, or limit some of the synergies and other benefits that RAI and Lorillard expect following the closing of the Merger. In addition, neither RAI nor Lorillard can provide any assurance that any such terms, conditions, requirements, limitations, costs, or restrictions will not result in a material delay in, or the abandonment of, the Merger. Any delay in completing the Merger or any modification to the transactions currently contemplated may adversely affect the synergies and other benefits that RAI expects to achieve if the Merger and the integration of the companies’ respective businesses are completed within the expected timeframe.

The Merger is subject to a number of conditions to the obligations of both RAI and Lorillard to complete the Merger, which, if not fulfilled, or not fulfilled in a timely manner, may result in termination of the Merger Agreement.

The Merger Agreement contains a number of conditions to closing of the Merger that have yet to be satisfied. Many of the conditions to closing of the Merger are not within either RAI’s or Lorillard’s control, and neither company can predict when or if these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to July 15, 2015, which date will automatically be extended to January 16, 2016 under certain limited circumstances, it is possible that the Merger Agreement may be terminated. Although RAI and Lorillard have agreed in the Merger Agreement to use their reasonable best efforts, subject to certain limitations, to complete the Merger as promptly as practicable, these and other conditions to the completion of the Merger may fail to be satisfied. In addition, satisfying the conditions to and completion of the Merger may take longer, and could cost more, than RAI and Lorillard expect. Any delay in completing the Merger may adversely affect the synergies and other benefits that RAI expects to achieve if the Merger and the integration of the companies’ respective businesses are completed within the expected timeframe.

Failure to complete the Divestiture with Imperial Sub could require RAI to pursue an alternate divestiture transaction, which may be on less favorable terms to RAI.

In connection with the transactions contemplated by the Merger Agreement, RAI entered into the Asset Purchase Agreement and Lorillard entered into the Transfer Agreement, in each case with Imperial Sub, and, for certain limited purposes of the Asset Purchase Agreement, Imperial, pursuant to which Imperial Sub agreed, among other things, to acquire the transferred assets and assume certain liabilities of each of RAI and Lorillard and their respective affiliates or subsidiaries. The completion of the Divestiture is subject to a number of closing conditions. Many of the conditions to the closing of the Divestiture are not within either RAI’s, Lorillard’s, Imperial’s or Imperial Sub’s control, and no company can predict when or if these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to July 15, 2015, which date will automatically be extended to January 16, 2016 under certain limited circumstances, the Divestiture will not be completed in the expected time frame and the Asset Purchase Agreement may be terminated.

If RAI is unable to complete the Divestiture, subject to certain limitations, RAI would be required to pursue an alternative transaction to divest the transferred assets on terms that may differ from the terms of the Divestiture. There is no assurance as to when any such alternate divestiture transaction would be completed, or that any such alternate divestiture transaction would be completed on terms as favorable to RAI and its shareholders (including, after the Merger, former Lorillard shareholders) as the Divestiture.

RJR Tobacco’s DORAL brand may be required to be included as part of the Divestiture.

Under the Asset Purchase Agreement, RAI will cause its subsidiaries, including RJR Tobacco, to sell to Imperial Sub its WINSTON, KOOL and SALEM brands. In the event that the aggregate market share for these brands is less than 4.9% for the three months ended prior to the month in which closing of the Merger occurs, the Asset Purchase Agreement provides that RJR Tobacco’s DORAL brand will also be sold to Imperial Sub as part of the Divestiture. RAI will not receive any additional purchase price in the event the DORAL brand is included as part of the Divestiture. The DORAL brand represented approximately $231 million of RAI’s consolidated net sales for the year ended December 31, 2014. As a result, RAI’s post-Merger results will be adversely impacted if the DORAL brand is required to be included as part of the Divestiture.

The business relationships of RAI and Lorillard and their respective subsidiaries may be subject to disruption due to uncertainty associated with the Merger, which could have an adverse effect on the results of operations, cash flows and financial position of RAI and Lorillard.

Parties with which RAI or Lorillard, or their respective subsidiaries, do business may experience uncertainty associated with the Merger and related transactions, including with respect to current or future business relationships with RAI, Lorillard, their respective subsidiaries or the combined business. RAI’s and Lorillard’s business relationships may be subject to disruption as customers, distributors, suppliers, vendors and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than RAI, Lorillard, their respective affiliates or subsidiaries or the combined business. These disruptions could have an adverse effect on the results of operations, cash flows and financial position of RAI following the closing of the Merger, including an adverse effect on RAI’s ability to realize the expected synergies and other benefits of the Merger. The risk, and adverse effect, of any disruption could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.

The Merger Agreement subjects RAI and Lorillard to restrictions on their respective business activities.

The Merger Agreement subjects RAI and Lorillard to restrictions on their respective business activities and obligates RAI and Lorillard to generally operate their businesses in the ordinary course in all material respects. These restrictions could prevent RAI and Lorillard from pursuing attractive business opportunities that arise prior to the completion of the Merger and are outside the ordinary course of business, and could otherwise have an adverse effect on RAI’s or Lorillard’s results of operations, cash flows and financial position.

Lawsuits have been filed against RAI, the members of RAI’s Board, Lorillard, the members of Lorillard’s Board and BAT, challenging the Merger, which could delay the Merger and prevent the Merger from being completed.

Lorillard, the members of Lorillard’s Board, RAI and BAT were named as defendants in 11 putative class action lawsuits brought in the Delaware Court of Chancery, referred to as the Delaware Court, by Lorillard shareholders challenging the proposed Merger with RAI, referred to as the Delaware Actions. The complaints generally allege, among other things, that the members of Lorillard’s Board breached their fiduciary duties to Lorillard shareholders by authorizing the proposed Merger of Lorillard with RAI. The complaints also allege that RAI and BAT aided and abetted the breaches of fiduciary duty allegedly committed by the members of Lorillard’s Board. To eliminate the burden, expense and uncertainties inherent in the Delaware Actions, on January 15, 2015, the defendants (other than BAT, which was not named in the amended complaint) entered into a memorandum of understanding, referred to as the Delaware Memorandum of Understanding, regarding the settlement of the Delaware Actions. The Delaware Memorandum of Understanding outlines the terms of the parties’ agreement in principle to settle and release all claims which were or could have been asserted in the Delaware Actions. In consideration for this settlement and release, the parties to the Delaware Actions agreed, among other things, that Lorillard and RAI would provide certain supplemental disclosures to the Joint Proxy Statement/Prospectus. These supplemental disclosures were included as part of Current Reports on Form 8-K filed by each of RAI and Lorillard on January 20, 2015. The Delaware Memorandum of Understanding contemplates that the parties will negotiate in good faith to agree upon a stipulation of settlement to be submitted as soon as practicable to the Delaware Court for approval. The stipulation of settlement will be subject to customary conditions, including approval by the Delaware Court, which will consider the fairness, reasonableness and adequacy of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Delaware Court will approve the settlement even if the parties were to enter into such stipulation. In such event, or if the transactions contemplated by the Merger Agreement are not consummated for any reason, the proposed settlement of the Delaware Actions will be of no force and effect.

RAI, the members of RAI’s Board and BAT were named as defendants in a putative class action lawsuit brought in North Carolina state court, referred to as the North Carolina Court, by a person identifying himself as a shareholder of RAI seeking to enjoin the proposed Merger with Lorillard, referred to as the North Carolina Action. The complaint generally alleges, among other things, that the members of RAI’s Board breached their fiduciary duties to RAI shareholders by approving the Share Purchase and the sharing of technology with BAT. The complaint also alleges that there were various conflicts of interest in the transaction, and that RAI aided and abetted the alleged breaches of fiduciary duties by its board of directors. On January 2, 2015, the plaintiff in the North Carolina Action filed a motion for a preliminary injunction seeking to enjoin temporarily the RAI shareholder meeting and votes scheduled for January 28, 2015. To eliminate certain burdens, expenses and uncertainties inherent in the North Carolina Action, on January 17, 2015, RAI and the director defendants entered into a memorandum of understanding, referred to as the North Carolina Memorandum of Understanding, regarding the settlement of disclosure claims asserted in the North Carolina Action. In consideration of the partial settlement and release, RAI agreed to provide certain supplemental disclosures to the Joint Proxy Statement/Prospectus. These supplemental disclosures were included as part of Current Reports on Form 8-K filed by each of RAI and Lorillard on January 20, 2015. The North Carolina Memorandum of Understanding contemplates that the parties will negotiate in good faith to agree upon a stipulation of partial settlement to be submitted to the North Carolina Court for approval as soon as practicable. The stipulation of partial settlement will be subject to customary conditions, including approval by the North Carolina Court, which will consider the fairness, reasonableness and adequacy of the partial settlement. There can be no assurance that the parties will ultimately enter into a stipulation of partial settlement or that the North Carolina Court will approve the partial settlement even if the parties were to enter into such a stipulation. In that event, the proposed partial settlement will be null and void and of no force and effect. As is more fully set forth in the North Carolina Memorandum of Understanding, the partial settlement of the North Carolina Action will not resolve or terminate the non-disclosure claims in the North Carolina Action.

The Delaware Actions and the North Carolina Action seek injunctive relief enjoining the Merger, damages and reimbursement of costs, among other remedies. If the Delaware Actions and the North Carolina Action stipulations of settlement are not ultimately entered into or are not approved by the Delaware Court and North Carolina Court, respectively, then the respective proposed settlement will be of no force and effect and the associated action will most likely continue to proceed. Alternatively, the parties to the Delaware Actions and the North Carolina Action may enter into new memoranda of understanding, which may be on terms less favorable to RAI and Lorillard. Further, as the North Carolina Memorandum of Understanding relates only to a partial settlement, the non-disclosure claims in the North Carolina Action have not been resolved or terminated and will continue to be litigated. There can be no assurance that there will be a favorable resolution of the remaining claims in the North Carolina Action. Additional lawsuits, including those seeking statutory appraisal of dissenting shareholder shares, may be filed in connection with the Merger. It is possible that RAI’s consolidated results of operations, cash flows or financial position could be materially adversely affected by the ultimate outcome of the Delaware Actions, the North Carolina Action or future litigation matters. Additionally, it is possible that the outcomes of the Delaware Actions, the North Carolina Action and any future lawsuits challenging the Merger could result in a material delay in, or the abandonment of, the Merger, or could result in RAI being required to pay damages. For more information about the lawsuits that have been filed related to the Merger, see Item 8, note 12 to consolidated financial statements.

For a period of time after the Divestiture is completed, RJR Tobacco will be reliant on Imperial Sub to manufacture Newport on RJR Tobacco’s behalf, and RJR Tobacco will manufacture WINSTON, KOOL and SALEM (and, under certain circumstances, DORAL) on Imperial Sub’s behalf. RJR Tobacco’s reliance on Imperial Sub for the manufacture of Newport will subject RAI and RJR Tobacco to risks and uncertainties to which it would not otherwise be subject, and Imperial Sub’s inability to manufacture Newport as currently contemplated could adversely affect RAI and RJR Tobacco’s results of operations, cash flows, financial position and ability to realize any or all of the synergies expected as a result of the Merger and Divestiture.

RJR Tobacco and Imperial Sub will enter into a reciprocal manufacturing agreement in connection with closing of the Merger and the Divestiture, pursuant to which for a period of up to two years, subject to automatic one-year extensions, Imperial Sub will manufacture Newport (and any other Lorillard brand acquired in the Merger and agreed upon by the parties) on RJR Tobacco’s behalf and RJR Tobacco will manufacture WINSTON, KOOL, SALEM (and, under certain circumstances, DORAL) on Imperial Sub’s behalf. Reliance on Imperial Sub for the manufacture of Newport will subject RAI and RJR Tobacco to risks and uncertainties to which it would not be subject if RJR Tobacco manufactured Newport itself, including, among others:

•	reduced control over the manufacturing process and quality control;

•

disruptions to Imperial Sub’s operations and the production of Newport caused by conditions unrelated to RAI’s and its subsidiaries’ businesses or operations, including disputes under collective bargaining agreements with labor unions or in connection with negotiation of new collective bargaining agreements, strikes or other work stoppages at the Imperial Sub plant that manufactures Newport or the occurrence of a catastrophic event affecting Imperial Sub; and

•	loss of market share and reputational harm to RAI and RJR Tobacco in the event a disruption of the production of Newport by Imperial Sub results in insufficient supply.

In addition, Imperial Sub may not transition the manufacturing of WINSTON, KOOL, SALEM (and, under certain circumstances, DORAL) to the Greensboro plant acquired by Imperial Sub in the Divestiture as quickly as currently contemplated.

If Imperial Sub fails to or is unable to perform under the reciprocal manufacturing agreement, RAI’s and RJR Tobacco’s results of operations, cash flows and financial position could be adversely affected, and there could be a delay to RAI and RJR Tobacco’s ability to realize any or all of the synergies expected as a result of the Merger and Divestiture.

RAI is obligated to indemnify Imperial Sub for specified matters and to retain certain liabilities related to the divested brands and other assets.

Under the Asset Purchase Agreement, RAI will indemnify Imperial Sub against losses arising from, among other things, breaches of representations and warranties, breaches of covenants, assets excluded from the transaction, excluded liabilities, certain specific tobacco liabilities, certain assumed plaintiff fees, certain employment related obligations, and liabilities in connection with certain tobacco litigation, settlement and regulatory matters. The Asset Purchase Agreement does not cap RAI’s indemnification obligations, except with respect to any indemnification arising from breaches of certain representations and warranties or pre-closing covenants. Accordingly, these indemnification obligations could be substantial and could have an adverse effect on RAI’s results of operations, cash flows and financial position.

The Merger Agreement and Asset Purchase Agreement limit RAI’s ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire RAI.

The Merger Agreement and Asset Purchase Agreement contain provisions that make it more difficult for RAI to pursue alternatives to the Merger and limit the ability to terminate the Merger Agreement. The definition of “material adverse effect” is limited under the Merger Agreement and Asset Purchase Agreement. Certain events could materially and adversely affect RAI’s or its subsidiaries’ business, but not give rise to a right of termination under the applicable agreement.

These provisions could discourage potential third-party acquirers that might have an interest in acquiring all or a significant portion of RAI from considering or proposing such an acquisition, or might result in a potential third-party acquirer proposing to pay a lower price to RAI shareholders than it might otherwise have proposed to pay because of the added expense of the termination fees that may become payable in certain circumstances.

If the Merger Agreement is terminated and RAI determines to seek another business combination, RAI may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

Failure to complete the Merger could negatively impact RAI’s stock price and have an adverse effect on its results of operations, cash flows and financial position.

If the Merger is not completed for any reason, the ongoing business of RAI may be adversely affected and, without realizing any of the benefits of having completed the Merger, RAI would be subject to a number of risks, including the following:

•	RAI may experience negative reactions from the financial markets, including negative impacts on its stock price;

•	RAI and its subsidiaries may experience negative reactions from their respective customers, regulators and employees;

•	RAI will be required to pay certain costs relating to the Merger, whether or not the Merger is completed;

•	RAI may be required to pay a cash termination fee as prescribed by the Merger Agreement;

•

RAI may be required to pay $210 million of any termination fee received from Lorillard to Imperial Sub in the event that a termination of the Merger Agreement results in the termination of the Asset Purchase Agreement, and RAI may be required to pay BAT an expense reimbursement of up to $30 million in the event of termination of the Merger Agreement and up to $8.5 million in the event of termination of the Asset Purchase Agreement;

•

the Merger Agreement places certain restrictions on the conduct of the business of RAI and its subsidiaries prior to completion of the Merger, which may have prevented RAI from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities following the signing of the Merger Agreement;

•

matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by RAI management, which could have resulted in the distraction of RAI’s management from ongoing business operations following the signing of the Merger Agreement; and

•	litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against RAI to perform its obligations under the Merger Agreement.

If the Merger is not completed, the risks described above may materialize and they may have an adverse effect on RAI’s results of operations, cash flows, financial position and stock price.

After completion of the Merger, RAI may fail to realize the expected synergies and other benefits of the Merger, which could adversely affect the value of RAI common stock.

The success of the Merger will depend, in part, on RAI’s ability to realize the expected synergies and other benefits from combining the businesses of RAI and Lorillard and their respective subsidiaries and affiliates. RAI’s ability to realize these anticipated benefits and cost savings is subject to certain risks, including the following:

•	the ability to successfully combine and integrate the businesses of RAI, Lorillard and their respective subsidiaries;

•	RAI’s ability to reduce its level of indebtedness in a timely manner following the Merger; and

•	the ability to successfully transition manufacturing of Newport from Lorillard’s manufacturing facility to RJR Tobacco’s manufacturing facility when and as expected.

If RAI is not able to successfully combine the businesses of RAI, Lorillard and their respective subsidiaries within the anticipated time frame, or at all, the expected synergies and other benefits of the Merger may not be realized fully or at all or may take longer to realize than expected, the combined businesses may not perform as expected and the value of the RAI common stock (including the stock portion of the Merger Consideration) may be adversely affected. In addition, if RAI is unable to timely reduce its level of indebtedness following the Merger, RAI will be subject to increased demands on its cash resources and tightening financial covenants under its revolving credit agreement, which could result in a breach of the covenants or otherwise adversely affect the business and financial results of the combined company.

Further, RAI and Lorillard and their respective subsidiaries and affiliates have operated and, until completion of the Merger, will continue to operate, independently, and there can be no assurances that their businesses can be integrated successfully. It is possible that the integration process could result in the loss of key employees or customers of RAI or Lorillard or their respective subsidiaries, the disruption of the companies’

ongoing businesses or in unexpected integration issues, higher than expected integration costs and an overall post-Merger integration process that takes longer than originally anticipated. RAI will be required to devote significant management attention and resources to integrating the business practices and operations of RAI and Lorillard. It is possible that the integration process could result in:

•	diversion of the attention of each company’s management;

•	the lack of personnel or other resources to pursue other potential business opportunities, such as possible acquisition opportunities; and

•	the disruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies,

any of which could adversely affect each company’s ability to maintain relationships with customers, suppliers, employees and other constituencies or their ability to achieve the anticipated benefits of the Merger or could reduce each company’s earnings or otherwise adversely affect the business and financial results of the combined company.

Accordingly, even if the Merger is completed, the contemplated benefits may not be realized fully, or at all, or may take longer to realize than expected.

RAI will incur significant transaction related costs in connection with the Merger and Divestiture.

RAI has incurred and expects to incur significant costs associated with the Merger, Divestiture and combining the operations of the two companies. The significant costs associated with the Merger and Divestiture include, among others, fees and expenses of financial advisors and other advisors and representatives, certain employment-related costs relating to employees of Lorillard, litigation costs, costs of public relations firms engaged in connection with the Merger, filing fees due in connection with filings required under the HSR Act and filing fees and printing and mailing costs for the definitive Joint Proxy Statement/Prospectus. Some of these costs have already been incurred or may be incurred regardless of whether the Merger and Divestiture are completed, including a portion of the fees and expenses of financial advisors and other advisors and representatives, filing fees under the HSR Act and fees and expenses related to the definitive Joint Proxy Statement/Prospectus. RAI also will incur transaction fees and costs related to formulating and implementing integration plans with respect to the two companies, including facilities and systems consolidation costs. Furthermore, the transaction fees and costs associated with the Divestiture could deviate from RAI’s current expectations, particularly if Imperial Sub fails to or is unable to perform under the reciprocal manufacturing agreement. RAI continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the Merger and the integration of the two companies’ businesses. The expected net benefits associated with these costs may not be achieved in the near term, or at all.

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

Item 3. Legal Proceedings

See Item 8, note 12 to consolidated financial statements for disclosure of legal proceedings involving RAI and its operating subsidiaries.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

RAI common stock, par value $.0001 per share, is listed on the NYSE under the trading symbol “RAI.” On January 26, 2015, there were approximately 13,000 holders of record of RAI common stock. Shareholders whose shares are held of record by a broker or clearing agency are not included in this amount; however, each of those brokers or clearing agencies is included as one holder of record. The closing price of RAI common stock on January 26, 2015, was $70.02 per share.

The cash dividends declared, and high and low sales prices per share for RAI common stock on the NYSE Composite Tape, as reported by the NYSE, were as follows:

	Price Per Share		Cash Dividends Declared Per Share
	High	Low
2014:
First Quarter	$56.77	$46.55	$0.67
Second Quarter	62.64	53.06	0.67
Third Quarter	63.39	55.22	0.67
Fourth Quarter	67.59	56.27	0.67
2013:
First Quarter	$45.17	$41.50	$0.59
Second Quarter	50.15	44.01	0.63
Third Quarter	52.93	46.82	0.63
Fourth Quarter	52.57	48.01	0.63

In addition, the board of directors of RAI declared a quarterly cash dividend of $0.67, or $2.68 on an annualized basis, per common share, on February 5, 2015. The dividends will be paid on April 1, 2015, to shareholders of record as of March 10, 2015. The dividend reflects RAI’s current policy of paying dividends to the holders of RAI common stock in an aggregate amount that is approximately 80% of RAI’s annual consolidated net income.

In November 2011, the board of directors of RAI authorized the repurchase, of up to $2.5 billion of outstanding shares of RAI common stock in open-market or privately negotiated transactions. In connection with the share repurchase program, RAI and B&W entered into an agreement, pursuant to which B&W agreed to participate in the repurchase program on a basis approximately proportionate with B&W’s 42% ownership of RAI’s common stock. During 2014, RAI repurchased and cancelled 7,715,763 shares for $412 million, with total repurchases of 55,353,807 shares for $2.5 billion which concluded the above-described program. In addition, during 2014, RAI repurchased 554,042 shares at a cost of $28 million that were forfeited and cancelled with respect to tax liabilities associated with vesting of restricted stock units granted under the Reynolds American Inc. 2009 Omnibus Incentive Compensation Plan, referred to as the Omnibus Plan. The amended and restated Omnibus Plan was approved by shareholders in 2014. Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased were cancelled at the time of repurchase.

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

Performance Graph

Set forth below is a line graph comparing, for the period which commenced on December 31, 2009, and ended on December 31, 2014, the cumulative shareholder return of $100 invested in RAI common stock with the cumulative return of $100 invested in the Standard & Poor’s 500 Index and the Standard & Poor’s Tobacco Index.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN(1)

Among Reynolds American Inc., The S&P 500 Index

and The S&P Tobacco Index(2)

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Reynolds American Inc.	$100.00	$131.43	$176.65	$186.53	$237.22	$319.17
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
S&P Tobacco(2)	100.00	127.70	174.20	192.36	224.98	256.05

(1)	Assumes that $100 was invested in RAI common stock and indexes on December 31, 2009, and that in each case all dividends were reinvested.

(2)	The S&P Tobacco Index includes as of December 31, 2014, the following companies: Altria Group, Inc.; Lorillard, Inc.; Philip Morris International Inc.; and Reynolds American Inc.

Item 6. Selected Financial Data

The selected historical consolidated financial data as of December 31, 2014 and 2013, and for each of the years in the three-year period ended December 31, 2014, are derived from the consolidated financial statements and accompanying notes, which have been audited by RAI’s independent registered public accounting firm. The selected historical consolidated financial data as of December 31, 2012 and 2011 and 2010, and for the years ended December 31, 2011 and 2010, are derived from audited consolidated financial statements not presented or incorporated by reference. For further information, including the impact of new accounting developments, restructuring and impairment charges, you should read this table in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements in Item 8.

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in Millions, Except Per Share Amounts)
Results of Operations:
Net sales(1)	$8,471	$8,236	$8,304	$8,541	$8,551
Income from continuing operations(1)(2)(3)(4)(5)	1,445	1,718	1,272	1,406	1,337
Income (loss) from discontinued operations	25	—	—	—	(216)
Net income	1,470	1,718	1,272	1,406	1,121
Per Share Data:
Basic income from continuing operations	2.71	3.15	2.25	2.41	2.29
Diluted income from continuing operations	2.70	3.14	2.24	2.40	2.29
Basic income (loss) from discontinued operations	0.05	—	—	—	(0.37)
Diluted income (loss) from discontinued operations	0.05	—	—	—	(0.37)
Basic net income	2.76	3.15	2.25	2.41	1.92
Diluted net income	2.75	3.14	2.24	2.40	1.92
Basic weighted average shares, in thousands	533,160	544,925	565,570	582,320	582,996
Diluted weighted average shares, in thousands	534,970	546,949	567,873	585,383	584,854
Cash dividends declared per share of common stock	$2.68	$2.48	$2.33	$2.15	$1.84
Balance Sheet Data (at end of periods):
Total assets	15,196	15,402	16,557	16,254	17,078
Long-term debt (less current maturities)	4,633	5,099	5,035	3,206	3,701
Shareholders’ equity	4,522	5,167	5,257	6,251	6,510
Cash Flow Data:
Net cash from operating activities	1,623	1,308	1,568	1,420	1,265
Net cash from (used in) investing activities	(205)	(113)	(54)	60	(126)
Net cash used in financing activities	(1,918)	(2,207)	(971)	(1,714)	(1,349)
Net cash related to discontinued operations, net of tax benefit	25	—	—	—	(307)
Other Data:
Ratio of earnings to fixed charges(6)	8.7	11.3	9.1	10.6	10.2

(1)

Net sales and cost of products sold exclude excise taxes of $3,625 million, $3,730 million, $3,923 million, $4,107 million and $4,340 million for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(2)	Includes restructuring and/or asset impairment charges of $149 million and $38 million for the years ended December 31, 2012 and 2010, respectively.

(3)

Includes trademark, goodwill and/or other intangible asset impairment charges of $32 million, $129 million, $48 million and $32 million for the years ended December 31, 2013, 2012, 2011 and 2010, respectively.

(4)	Includes NPM Adjustment credits of $345 and $483 million for the years ended December 31, 2014 and 2013, respectively.

(5)	Includes MTM Adjustment of $452 and $329 million for the years ended December 31, 2014 and 2012, respectively.

(6)

Earnings consist of income from continuing operations before equity earnings, income taxes and fixed charges. Fixed charges consist of interest on indebtedness, amortization of debt issuance costs and the interest portion of rental expense.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of RAI’s business, initiatives, critical accounting estimates and its consolidated results of operations and financial position. Following the overview and discussion of business initiatives, the critical accounting estimates disclose certain accounting estimates that are material to RAI’s results of operations and financial position for the periods presented in this report. The discussion and analysis of RAI’s results of operations is presented in two comparative sections, 2014 compared with 2013, and 2013 compared with 2012. Disclosures related to liquidity and financial position complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial position and results of operations in conjunction with the consolidated financial statements and the related notes in Item 8, as of December 31, 2014 and 2013, and for each of the years in the three-year period ended December 31, 2014.

Overview and Business Initiatives

RAI’s reportable operating segments are RJR Tobacco, American Snuff and Santa Fe. The RJR Tobacco segment consists principally of the primary operations of R. J. Reynolds Tobacco Company. The American Snuff segment consists of the primary operations of American Snuff Co. The Santa Fe segment consists of the domestic operations of SFNTC. Included in All Other, among other RAI subsidiaries, are RJR Vapor, Niconovum USA, Inc., Niconovum AB, SFRTI and various foreign subsidiaries affiliated with SFRTI. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI. For net sales and operating income attributable to each segment, see Item 8, note 16 to consolidated financial statements.

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

RAI’s largest reportable operating segment, RJR Tobacco, is the second largest tobacco company in the United States. RJR Tobacco’s brands include two of the best-selling cigarettes in the United States: CAMEL and PALL MALL. These brands, and its other brands, including WINSTON, KOOL, DORAL, SALEM, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. As part of its total tobacco strategy, RJR Tobacco offers a smoke-free tobacco product, CAMEL Snus. RJR Tobacco manages contract manufacturing of cigarette and tobacco products through arrangements with BAT affiliates, and manages the export of tobacco products to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases. RJR Tobacco also manages the super-premium cigarette brands, DUNHILL and STATE EXPRESS 555, which are licensed from BAT.

American Snuff is the second largest smokeless tobacco products manufacturer in the United States. American Snuff’s primary brands include its largest selling moist snuff brands, GRIZZLY and KODIAK.

Santa Fe manufactures and markets super-premium cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand in the United States.

RJR Tobacco

RJR Tobacco primarily conducts business in the highly competitive U.S. cigarette market, which has a few large manufacturers and many smaller participants. The international rights to substantially all of RJR Tobacco’s brands were sold in 1999 to JTI, and no international rights were acquired in connection with the B&W business combination, nor will any be acquired in the Proposed Transactions. The U.S. cigarette market is a mature market in which overall adult consumer demand has declined since 1981 and is expected to continue to decline. Profitability of the U.S. cigarette industry and RJR Tobacco continues to be adversely impacted by decreases in consumption, increases in state excise taxes and governmental regulations and restrictions, such as marketing limitations, product standards and ingredients legislation.

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

RJR Tobacco’s portfolio also includes CAMEL Snus, a smoke-free, heat-treated tobacco product sold in individual pouches that provide convenient tobacco consumption. RJR Tobacco also recently introduced the REVO cigarette, which utilizes heat-not-burn technology.

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

American Snuff

American Snuff offers adult tobacco consumers a range of differentiated smokeless tobacco products, primarily moist snuff. The moist snuff category is divided into premium and price-value brands. The highly competitive moist snuff category has developed many of the characteristics of the larger, cigarette market, including multiple pricing tiers, focused marketing programs and significant product innovation.

In contrast to the declining U.S. cigarette market, U.S. moist snuff retail volumes grew approximately 2% in 2014. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both.

American Snuff faces significant competition in the smokeless tobacco category. Similar to the cigarette market, competition is based primarily on brand positioning and price, as well as product attributes and packaging, consumer loyalty, promotions, advertising and retail presence.

Santa Fe

Santa Fe competes in the U.S. cigarette market with its NATURAL AMERICAN SPIRIT brand, which is the leading super-premium cigarette brand and is a top 10 best-selling cigarette brand. It is priced higher than most other competitive brands, and is differentiated from key competitors through its use of all natural, additive-free tobacco, including styles made with organic tobacco. Competition in the cigarette category is based primarily on brand positioning, including price, product attributes and packaging, consumer loyalty, promotions, advertising and retail presence.

All Other

RJR Vapor is a manufacturer and marketer of VUSE Digital Vapor Cigarette. RJR Vapor expanded the distribution of VUSE to retail outlets throughout Colorado in 2013 and into Utah in the first quarter of 2014. The national expansion of VUSE began in 2014, and will continue into early 2015. VUSE’s innovative digital technology is designed to deliver a consistent flavor and vapor experience.

Niconovum USA, Inc. was in lead markets in Iowa and Nebraska with ZONNIC, a nicotine replacement therapy gum. In September 2014, ZONNIC began its national expansion. Niconovum AB is a marketer of nicotine replacement therapy products in Sweden under the ZONNIC brand name.

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

On July 15, 2014, RAI entered into the Asset Purchase Agreement with Imperial and Imperial Sub, pursuant to which Imperial Sub agreed to purchase the cigarette brands WINSTON, KOOL and SALEM (and, under certain circumstances, DORAL) owned by RAI subsidiaries, the cigarette brand Maverick and the “e-vapor” brand blu (including SKYCIG) owned by Lorillard subsidiaries, and other assets, and agreed to assume certain liabilities for a total consideration of approximately $7.1 billion. The closing of the Divestiture is conditioned upon, among other things, RAI’s completion of the Merger and the approval of the Divestiture by Imperial’s shareholders.

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

The Proposed Transactions are subject to customary closing conditions, including shareholder and regulatory approvals. On January 28, 2015, RAI and Lorillard held their respective shareholder meetings to approve aspects of the Proposed Transactions. Specifically, RAI’s shareholders approved the Share Issuance and

Lorillard’s shareholders approved the Merger Agreement. In addition, on January 28, 2015, Imperial’s shareholders approved the asset acquisition pursuant to the Asset Purchase Agreement. As a result, all required shareholder approvals related to the Proposed Transactions have been obtained. The Merger Agreement contains certain other termination rights for each of RAI and Lorillard, including the right of each party to terminate the Merger Agreement if the Merger has not been completed by July 15, 2015, subject to an automatic six-month extension if, on July 15, 2015, the Merger has not yet received antitrust approval or certain specified legal restraints are in place but all other closing conditions have been satisfied.

In addition, on September 23, 2014, in accordance with the previously announced commitment letter, RAI entered into the Bridge Facility with the Lenders to provide a 364-day senior unsecured term loan bridge facility in an aggregate principal amount of up to $9 billion (subject to the satisfaction or waiver of the conditions stated therein). RAI currently intends to finance the cash portion of the Merger Consideration and related fees and expenses with available cash, up to $500 million in borrowings under its existing revolving credit facility, proceeds from the issuance of debt securities, proceeds from the Divestiture and Share Purchase and, to the extent necessary, borrowings under the Bridge Facility. RAI has announced its intention to pursue financing that would replace or supplement financing available under the Bridge Facility. For additional information, see Item 8, note 10 to consolidated financial statements.

There are a number of risks and uncertainties associated with the Proposed Transactions. For more information, see Item 1A. Risk Factors, “— Cautionary Information Regarding Forward-Looking Statements” below, and the Joint Proxy Statement/Prospectus.

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

RAI and its subsidiaries believe that they have valid bases for appeal of adverse verdicts in their pending cases and believe they have valid defenses to all actions and intend to defend all actions vigorously. RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, or the loss of any particular claim concerning the use of smokeless tobacco products against American Snuff Co., when viewed on an individual case-by-case basis, is not probable or estimable, except for the Engle Progeny cases described in “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in Item 8, note 12 to consolidated financial statements.

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

For further discussion of the litigation and legal proceedings pending against RAI or its affiliates or indemnitees, see Item 8, note 12 to consolidated financial statements.

State Settlement Agreements

RJR Tobacco and SFNTC are participants in the MSA, and RJR Tobacco is a participant in the other state settlement agreements. Their obligations and the related expense charges under these agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges to RJR Tobacco and SFNTC under these agreements is recorded in cost of products sold as the products are shipped. Included in these adjustments is an NPM Adjustment that potentially reduces the annual payment obligation of RJR Tobacco, SFNTC and other PMs. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated. American Snuff Co. is not a participant in the State Settlement Agreements. For information related to historical and expected settlement expenses and payments under the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements — Enforcement and Validity; Adjustments” in Item 8, note 12 to consolidated financial statements.

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

Actuarial gains or losses are changes in the amount of either the benefit obligation or the fair value of plan assets resulting from experience different from that assumed or from changes in assumptions. RAI immediately recognizes actuarial gains and losses in its operating results in the year in which they occur, to the extent such gains and losses are in excess of 10% of the greater of the fair value of plan assets or benefit obligations, referred to as the corridor. Actuarial gains and losses outside the corridor are recognized annually as of December 31, or when the plans are remeasured during an interim period, and are recorded as a mark-to-market adjustment, referred to as an MTM adjustment. Additionally, for the purpose of calculating the expected return on plan assets, RAI uses the actual fair value of plan assets.

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

The most critical assumptions and their sensitivity to change are presented below:

Assumed asset return and discount rates have a significant effect on the amounts reported for the benefit plans. A one-percentage point change in the assumed discount rate for the pension plans and other postretirement plans would have had the following effects, excluding any potential MTM adjustments:

	1-Percentage Point Increase		1-Percentage Point Decrease
	Pension Plans	Postretirement Plans	Pension Plans	Postretirement Plans
Effect on 2014 net periodic benefit cost	$20	$5	$(26)	$(6)
Effect on December 31, 2014, projected benefit obligation and accumulated postretirement benefit obligation	(658)	(123)	842	148

A one-percentage point change in assumed asset return would have had the following effects:

	1-Percentage Point Increase		1-Percentage Point Decrease
	Pension Plans	Postretirement Plans	Pension Plans	Postretirement Plans
Effect on 2014 net periodic benefit cost	$(51)	$(3)	$51	$3

For additional information relating to pension and postretirement benefits, see Item 8, note 15 to consolidated financial statements.

Intangible Assets

Intangible assets include goodwill, trademarks and other intangible assets. The determination of fair value involves considerable estimates and judgment. Goodwill, trademarks and other intangible assets with indefinite lives are tested annually for impairment in the fourth quarter.

For goodwill, the determination of fair value of a reporting unit involves, among other things, RAI’s market capitalization, and application of the income approach, which includes developing forecasts of future cash flows and determining an appropriate discount rate. If goodwill impairment is implied, the fair values of individual assets and liabilities, including unrecorded intangibles, must be determined. RAI believes it has based its goodwill impairment testing on reasonable estimates and assumptions, and during the annual testing, the estimated fair value of each of RAI’s reporting units was substantially in excess of its respective carrying value.

The methodology used to determine the fair value of trademarks includes assumptions with inherent uncertainty, including projected sales volumes and related projected revenues, long-term growth rates, royalty rates that a market participant might assume and judgments regarding the factors to develop an applied discount rate. The carrying value of intangible assets is at risk of impairment if future projected revenues or long-term growth rates are lower than those currently projected, or if factors used in the development of a discount rate result in the application of a higher discount rate. The aggregate fair value of RAI’s operating units’ trademarks and other intangible assets at December 31, 2014, was substantially in excess of their aggregate carrying value. However, the individual fair values of five trademarks were less than 15% in excess of their respective carrying values. The aggregate carrying value of these five trademarks was $427 million at December 31, 2014.

Goodwill, trademarks and other intangible assets are tested more frequently if events and circumstances indicate that the asset might be impaired. The carrying value of these intangible assets could be impaired if a significant adverse change in the use, life, or brand strategy of the asset is determined, or if a significant adverse change in the legal and regulatory environment, business or competitive climate occurs that would adversely impact the asset. For information related to intangible assets, see Item 8, note 4 to consolidated financial statements.

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

For information on assets and liabilities recorded at fair value, see Item 8, notes 3 and 15 to consolidated financial statements.

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

The financial statements reflect management’s best estimate of RAI’s current and deferred tax liabilities and assets. Future events, including, but not limited to, additional resolutions with taxing authorities, could have an impact on RAI’s current estimate of tax liabilities, realization of tax assets and effective income tax rate. For additional information on income taxes, see Item 8, note 9 to consolidated financial statements.

Recently Issued Accounting Pronouncements

For information relating to recently issued accounting guidance, see Item 8, note 1 to consolidated financial statements.

Results of Operations

	For the Twelve Months Ended December 31,
	2014	2013	% Change	2012	% Change
Net sales:(1)
RJR Tobacco	$6,767	$6,728	0.6%	$6,960	(3.3)%
American Snuff	783	745	5.1%	681	9.4%
Santa Fe	658	572	15.0%	486	17.7%
All other	263	191	37.7%	177	7.9%

Net sales	8,471	8,236	2.9%	8,304	(0.8)%
Cost of products sold(1)(2)	4,058	3,678	10.3%	4,321	(14.9)%
Selling, general and administrative expenses	1,871	1,389	34.7%	1,470	(5.5)%
Amortization expense	11	5	NM (3)	21	(76.2)%
Trademark and other intangible asset impairment charges	—	32	NM (3)	129	(75.2)%
Restructuring charge	—	—	—	149	NM (3)
Operating income (loss):
RJR Tobacco	2,173	2,587	(16.0)%	1,735	49.1%
American Snuff	438	420	4.3%	374	12.3%
Santa Fe	337	280	20.4%	237	18.1%
All other	(234)	(70)	NM (3)	(36)	(94.4)%
Corporate expense	(183)	(85)	NM (3)	(96)	11.5%

	$2,531	$3,132	(19.2)%	$2,214	41.5%

(1)	Excludes excise taxes of:

	2014	2013	2012
RJR Tobacco	$3,068	$3,231	$3,467
American Snuff	53	52	50
Santa Fe	211	193	169
All other	293	254	237

	$3,625	$3,730	$3,923

(2)	See below for further information related to State Settlement Agreements, federal tobacco buyout and FDA expense included in cost of products sold.

(3)	Percentage change not meaningful.

In the following discussion, the amounts presented in the operating companies’ shipment volume and share tables are rounded on an individual basis and, accordingly, may not sum in the aggregate. Percentages are calculated on unrounded numbers.

2014 Compared with 2013

RJR Tobacco

Net Sales

Domestic cigarette shipment volume, in billions of units, for RJR Tobacco and the industry, was as follows:

	For the Twelve Months Ended December 31,
	2014	2013	% Change
RJR Tobacco:
Growth brands:
CAMEL	20.9	20.9	0.0%
PALL MALL	20.6	21.3	(3.2)%

	41.5	42.2	(1.6)%
Other	19.5	22.0	(11.6)%

Total RJR Tobacco domestic cigarette shipment volume	61.0	64.2	(5.0)%
Total premium	35.6	37.2	(4.3)%
Total value	25.4	27.0	(6.0)%
Premium/total mix	58.4%	58.0%
Industry(1):
Premium	189.1	194.7	(2.9)%
Value	75.5	78.6	(3.9)%

Total industry domestic cigarette shipment volume	264.6	273.3	(3.2)%
Premium/total mix	71.5%	71.2%

(1)	Based on information from MSAi.

RJR Tobacco’s net sales are dependent upon its cigarette shipment volume in a declining market, premium versus value-brand mix and list pricing, offset by promotional spending, trade incentives and federal excise taxes.

RJR Tobacco’s net sales for the year ended December 31, 2014, increased from the year ended December 31, 2013, primarily due to higher net pricing of $455 million offset by $332 million attributable to lower domestic cigarette volume and $41 million attributable to unfavorable product mix.

The shares of RJR Tobacco’s cigarette brands as a percentage of total share of U.S. retail cigarette sales, based on data collected by IRI/Capstone, and processed and managed by MSAi(1)(2), were as follows:

	For the Twelve Months Ended December 31,
	2014	2013	Share Point Change
Growth brands:
CAMEL	10.2%	9.8%	0.4
PALL MALL	9.4%	9.3%	0.0

Total growth brands	19.6%	19.1%	0.4
Other	7.0%	7.5%	(0.5)

Total RJR Tobacco domestic cigarette retail share of market	26.5%	26.6%	(0.1)

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

(2)

Effective in the first quarter of 2014, retail share results are based on a revised, more efficient, IRI/Capstone model which measures retail share in stores representing trade channels where the majority of tobacco industry products are sold and resource investments are made. Retail share results reported by the IRI/Capstone model cannot be meaningfully compared to previously reported share results provided by the previous model. All retail share results for 2013, in this table, have been restated to reflect the IRI/Capstone model. In the second quarter of 2014, at the request of RJR Tobacco, the IRI/Capstone model was revised to better reflect retail sales through these trade channels. All data reflects this revision.

The retail share of market of CAMEL, at 10.2 share points, increased in 2014 compared with 2013, in the highly competitive U.S. cigarette category.

CAMEL’s cigarette market share continued to be favorably impacted by its innovative capsule technology offered in CAMEL Crush and CAMEL menthol styles. CAMEL Crush styles provide adult smokers the choice of switching from non-menthol to menthol. CAMEL menthol styles allow adult smokers to choose the level of menthol flavor on demand. CAMEL’s menthol market share at December 31, 2014, including CAMEL Crush, increased 0.3 percentage points to 4.3 percent. CAMEL Snus, a smoke-free tobacco product, continues to lead the U.S. snus category with market share of nearly 80%. CAMEL White will be introduced in early 2015 and will be available in mellow and menthol styles.

PALL MALL, a product that offers a high quality, longer-lasting cigarette at a value price, continues to attract interest from adult tobacco consumers. PALL MALL’s 2014 market share of 9.4% was in line with the prior-year period despite continued competitive pressure.

The combined share of market of RJR Tobacco’s growth brands during 2014 showed improvement over 2013. RJR Tobacco’s total cigarette market share declined slightly from the prior year, mainly driven by losses on the company’s support and non-support brands, consistent with its strategy of focusing on growth brands.

Operating Income

RJR Tobacco’s operating income for the year ended December 31, 2014, decreased from the year ended December 31, 2013, primarily due to the unfavorable impact of the MTM adjustment of $422 million.

RJR Tobacco’s expense under the State Settlement Agreements, federal tobacco quota buyout and FDA user fees, included in cost of products sold, are detailed in the schedule below:

	For the Twelve Months Ended December 31,
	2014	2013
State Settlement Agreements	$1,808	$1,724
Federal tobacco quota buyout	151	196
FDA user fees	125	119

Expenses under the State Settlement Agreements are expected to be approximately $1.8 billion in 2015, subject to adjustment for changes in volume and other factors. Pursuant to the Term Sheet, RJR Tobacco will receive credits with respect to its NPM Adjustment claims for the period from 2003 through 2012. These credits will be applied against annual payments under the MSA over a five-year period, which commenced with the April 2013 MSA payment. RJR Tobacco’s MSA expenses were reduced by $217 million for the year ended December 31, 2013.

In June 2014, two additional states agreed to settle the NPM Adjustment disputes on similar terms as set forth in the Term Sheet, except for certain provisions related to the determination of credits to be received by the PMs. RJR Tobacco will receive credits, currently estimated to total approximately $169 million, with respect to its NPM Adjustment claims from 2003 through 2012. These credits will be applied against annual payments under the MSA over a five-year period effectively beginning with the April 2014 MSA payment related to the addition of these two states. As a result, expenses for the MSA were reduced by approximately $34 million for the year ended December 31, 2014.

In addition, as a result of meeting the performance requirements associated with the Term Sheet, RJR Tobacco recognized additional credits of $307 million and $261 million for the years ended December 31, 2014 and 2013, respectively. RJR Tobacco expects to recognize additional credits through 2017.

For additional information, see “— Cost of Products Sold” in Item 8, note 1 and “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements — Enforcement and Validity; Adjustments” in Item 8, note 12 to consolidated financial statements.

Expenses for FDA user fees are expected to be approximately $125 million to $135 million in 2015. For additional information, see “— Governmental Activity” below.

Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. For the years ended December 31, 2014 and 2013, RJR Tobacco’s product liability defense costs were $180 million and $160 million, respectively.

“Product liability” cases generally include the following types of smoking and health related cases:

•	Individual Smoking and Health;

•	West Virginia IPIC;

•	Engle Progeny;

•	Broin II;

•	Class Actions; and

•	Health-Care Cost Recovery Claims.

“Product liability defense costs” include the following items:

•	direct and indirect compensation, fees and related costs and expenses for internal legal and related administrative staff administering product liability claims;

•	fees and cost reimbursements paid to outside attorneys;

•	direct and indirect payments to third party vendors for litigation support activities; and

•	expert witness costs and fees.

Numerous factors affect product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial, that is, with active discovery and motions practice. See “— Litigation Affecting the Cigarette Industry — Overview — Introduction” in Item 8, note 12 to consolidated financial statements for detailed information regarding the number and type of cases pending, and “— Litigation Affecting the Cigarette Industry — Overview — Scheduled Trials” in Item 8, note 12 to consolidated financial statements for detailed information regarding the number and nature of cases in trial and scheduled for trial through December 31, 2015.

RJR Tobacco expects that the factors described above will continue to have the primary impact on its product liability defense costs in the future. Given the level of activity in RJR Tobacco’s pending cases, including the number of cases in trial and scheduled for trial, particularly with respect to the Engle Progeny cases, RJR Tobacco’s product liability defense costs continue to remain at a high level. See “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in Item 8, note 12 to consolidated financial statements for additional information.

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

American Snuff

Net Sales

The moist snuff shipment volume, in millions of cans, for American Snuff was as follows:

	For the Twelve Months Ended December 31,
	2014	2013	% Change
GRIZZLY	433.8	419.3	3.5%
Other	44.9	46.5	(3.5)%

Total American Snuff moist snuff shipment volume	478.6	465.8	2.8%

American Snuff’s net sales for the year ended December 31, 2014, increased compared with the prior-year period primarily due to higher net pricing and higher moist snuff volume.

Moist snuff has been the key driver to American Snuff’s overall growth and profitability within the U.S. smokeless tobacco market. Moist snuff accounted for approximately 89% of American Snuff’s revenue in 2014 and approximately 88% in 2013. U.S. moist snuff industry retail shipment volume grew by approximately 2% in 2014 compared with 2013.

The shares of American Snuff’s moist snuff brands as a percentage of total share of U.S. retail moist snuff sales according to IRI/Capstone(1)(2) were as follows:

	For the Twelve Months Ended December 31,
	2014	2013	Share Point Change
GRIZZLY	31.4%	30.8%	0.5
Other	3.0%	3.2%	(0.2)

Total American Snuff moist snuff retail share of market	34.3%	34.0%	0.3

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

(2)

Effective in the first quarter of 2014, retail share results are based on a revised, more efficient, IRI/Capstone model which measures retail share in stores representing trade channels where the majority of tobacco industry products are sold and resource investments are made. Retail share results reported by the IRI/Capstone model cannot be meaningfully compared to previously reported share results provided by the previous model. All retail share results for 2013, in this table, have been restated to reflect the IRI/Capstone model. In the second quarter of 2014, at the request of American Snuff, the IRI/Capstone model was revised to better reflect retail sales through these trade channels. All data reflects this revision.

GRIZZLY, the leading U.S. moist snuff brand, grew 0.5 share points in 2014 despite significant competitive activity. GRIZZLY’s increase in full-year shipment volume was driven by growth in the wintergreen styles and pouch offerings. In January 2014, American Snuff expanded the distribution of GRIZZLY Wide Cut Wintergreen nationwide. The wider cut offers adult smokeless tobacco consumers a long-lasting wintergreen flavor and easy packing. To complement GRIZZLY’s range of product offerings and extend its market-leading position in wintergreen, the brand will be expanding GRIZZLY Dark Wintergreen in early 2015. This style brings a differentiated wintergreen flavor, one that is darker and richer, to GRIZZLY.

Operating Income

American Snuff’s operating income for the year ended December 31, 2014, increased compared with the prior-year period primarily due to higher net pricing and higher moist snuff volume, partially offset by the MTM adjustment.

Santa Fe

Net Sales

Domestic cigarette shipment volume, in billions of units, for Santa Fe was as follows:

	For the Twelve Months Ended December 31,
	2014	2013	% Change
NATURAL AMERICAN SPIRIT	3.9	3.6	10.0%

Santa Fe’s net sales for the year ended December 31, 2014, increased over 2013 primarily due to higher volume and higher net pricing. The brand’s recent packaging upgrade contributed to increased interest from adult tobacco consumers.

The shares of Santa Fe’s NATURAL AMERICAN SPIRIT as a percentage of total share of U.S. retail cigarette sales according to data from IRI/Capstone(1)(2) were as follows:

	For the Twelve Months Ended December 31,
	2014	2013	Share Point Change
NATURAL AMERICAN SPIRIT	1.6%	1.4%	0.2

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

(2)

Effective in the first quarter of 2014, retail share results are based on a revised, more efficient, IRI/Capstone model which measures retail share in stores representing trade channels where the majority of tobacco industry products are sold and resource investments are made. Retail share results reported by the IRI/Capstone model cannot be meaningfully compared to previously reported share results provided by the previous model. All retail share results for 2013, in this table, have been restated to reflect the IRI/Capstone model. In the second quarter of 2014, at the request of Santa Fe, the IRI/Capstone model was revised to better reflect retail sales through these trade channels. All data reflects this revision.

Operating Income

Santa Fe’s operating income for the year ended December 31, 2014, increased as compared with the prior-year period primarily due to higher volume and higher net pricing.

Santa Fe’s expense under the MSA, federal tobacco quota buyout and FDA user fees, included in cost of products sold, are detailed in the schedule below:

	For the Twelve Months Ended December 31,
	2014	2013
MSA	$108	$92
Federal tobacco quota buyout	10	11
FDA user fees	8	7

Expenses under the MSA are expected to be approximately $120 million to $130 million in 2015, subject to adjustment for changes in volume and other factors. Pursuant to the Term Sheet, SFNTC will receive credits with respect to its NPM Adjustment claims for the period from 2003 to 2012. These credits will be applied against annual payments under the MSA over a four-year period, which commenced with the April 2013 payment. Santa Fe’s expenses for the MSA were reduced by $2 million for the year ended December 31, 2013.

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

In addition, as a result of meeting the performance requirements associated with the Term Sheet, Santa Fe recognized additional credits of $4 million and $3 million for the years ended December 31, 2014 and 2013, respectively. Santa Fe expects to recognize additional credits through 2016.

For additional information, see “— Cost of Products Sold” in Item 8, note 1 and “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements — Enforcement and Validity; Adjustments” in Item 8, note 12 to consolidated financial statements.

All Other

RJR Vapor is a manufacturer and marketer of VUSE Digital Vapor Cigarette. RJR Vapor expanded the distribution of VUSE to retail outlets throughout Colorado in 2013 and into Utah in the first quarter of 2014. The national expansion of VUSE began in 2014, and will continue into early 2015. VUSE’s innovative digital technology is designed to deliver a consistent flavor and vapor experience.

Niconovum USA, Inc. was in lead markets in Iowa and Nebraska with ZONNIC, a nicotine replacement therapy gum. In September 2014, ZONNIC began its national expansion. Niconovum AB is a marketer of nicotine replacement therapy products in Sweden under the ZONNIC brand name.

SFRTI and various foreign subsidiaries affiliated with SFRTI distribute the NATURAL AMERICAN SPIRIT brand outside of the United States.

Corporate Expense

Corporate operating costs and expenses increased for the year ended December 31, 2014, compared with 2013, primarily due to approximately $38 million of transaction related costs associated with the Proposed Transactions and $26 million for the MTM adjustment.

RAI Consolidated

Interest and debt expense for the year ended December 31, 2014, increased $27 million from the comparable prior year, due to amortization of the fees incurred for the Bridge Facility and other financing costs related to the Proposed Transactions, which are partially offset by lower average interest rates in 2014. These fees are amortized over the estimated life of the Bridge Facility. RAI recognized approximately $39 million for the amortization and fees related to the Bridge Facility for the year ended December 31, 2014.

Other (income) expense, net for the year ended December 31, 2014, decreased $151 million from the comparable prior year, primarily due to a $124 million loss on the early extinguishment of debt in 2013.

Provision for income taxes reflected an effective rate of 36.1%, for the year ended December 31, 2014, compared with an effective rate of 37.3%, for the year ended December 31, 2013. The effective tax rate for the year ended December 31, 2014, was favorably impacted by a decrease in uncertain tax positions related to a federal audit settlement and an increase in the domestic manufacturing deduction of the American Jobs Creation Act of 2004, partially offset by tax attributable to nondeductible costs related to the Proposed Transactions. The effective tax rate for the year ended December 31, 2013, was unfavorably impacted by an increase in tax attributable to a decrease in the domestic manufacturing deduction. The effective tax rate for each period differed from the federal statutory rate of 35% due to the impact of state taxes and certain nondeductible items, offset by the favorable impact of the domestic manufacturing deduction.

RAI expects its effective tax rate to be between 37% and 38% in 2015.

Income from discontinued operations, net of tax was $25 million for the year ended December 31, 2014. The audit of the 2010 and 2011 tax years by the Internal Revenue Service was closed on February 27, 2014. A tax benefit of $25 million attributable to a decrease in uncertain tax positions was recorded in discontinued operations.

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

RJR Tobacco’s net sales for the year ended December 31, 2013, decreased from the year ended December 31, 2012, primarily due to $457 million attributable to lower domestic cigarette volume and $57 million attributable to unfavorable product mix, partially offset by higher net pricing of $291 million.

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

(1)

In 2014, at the request of RJR Tobacco, IRI/Capstone revised its sampling model to better reflect the current retail environment. Data provided herein reflects previously published data using IRI/Capstone’s historical methodology.

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

PALL MALL’s 2013 market share of 9.0% was up compared with the prior-year period despite continued competitive pressure. The expansion of PALL MALL’s menthol portfolio provided the brand incremental growth.

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

Pursuant to the Term Sheet, RJR Tobacco’s MSA expenses were reduced by $217 million for the year ended December 31, 2013. This includes the credit that reduced the April 2013 MSA payment by $202 million and future MSA payments by $15 million for the two additional states that signed the Term Sheet during May 2013. In addition, for the year ended December 31, 2013, RJR Tobacco recognized additional credits of $261 million.

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

(1)

In 2014, at the request of American Snuff, IRI/Capstone revised its sampling model to better reflect the current retail environment. Data provided herein reflects previously published data using IRI/Capstone’s historical methodology.

GRIZZLY, the leading U.S. moist snuff brand, grew 1.2 share points in 2013. GRIZZLY’s increase in full-year shipment volume was driven by growth in the wintergreen and pouch offerings.

Operating Income

American Snuff’s operating income for the year ended December 31, 2013, increased compared with the prior-year period primarily due to higher net pricing and higher moist snuff volume.

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

(1)

In 2014, at the request of Santa Fe, IRI/Capstone revised its sampling model to better reflect the current retail environment. Data provided herein reflects previously published data using IRI/Capstone’s historical methodology.

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

Pursuant to the Term Sheet, Santa Fe’s expenses for the MSA were reduced by $2 million for the year ended December 31, 2013, including the credit that reduced the April 2013 MSA payment by $2 million and future MSA payments by an insignificant amount for the two additional states that signed the Term Sheet during May 2013. In addition, for the year ended December 31, 2013, Santa Fe recognized additional credits of $3 million.

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

Other (income) expense, net for the year ended December 31, 2013, increased $103 million from the comparable prior year, primarily due to a loss on the early extinguishment of debt in the fourth quarter of 2013.

Restructuring costs of $149 million were recorded in 2012, and $92 million had been utilized as of December 31, 2013. Accordingly, in the consolidated balance sheet as of December 31, 2013, $19 million was included in other current liabilities and $38 million was included in other noncurrent liabilities.

Provision for income taxes reflected an effective rate of 37.3%, for the year ended December 31, 2013, compared with an effective rate of 34.9%, for the year ended December 31, 2012. The effective tax rate for the year ended December 31, 2013, was unfavorably impacted by an increase in tax attributable to a decrease in the domestic manufacturing deduction. The effective tax rate for the year ended December 31, 2012, was favorably impacted by a decrease in tax attributable to the reversal of uncertain tax positions related to various state statute expirations and audit settlements. The effective tax rate for each period differed from the federal statutory rate of 35% due to the impact of state taxes and certain nondeductible items, offset by the favorable impact of the domestic manufacturing deduction.

Liquidity and Financial Condition

Liquidity

The principal sources of liquidity for RAI’s operating subsidiaries’ businesses and operating needs are internally generated funds from their operations and intercompany loans and advances. The principal sources of liquidity for RAI, in turn, are proceeds from issuances of debt securities and the Credit Agreement described below under “— Borrowing Arrangements,” as well as intercompany dividends and distributions. Cash flows from operating activities are believed to be sufficient for the foreseeable future to enable the operating subsidiaries to meet their obligations under the State Settlement Agreements, to fund their capital expenditures and to make payments to RAI that, when combined with RAI’s cash balances, proceeds from any financings, and loans under the Credit Agreement, will enable RAI to make its required debt-service payments and to pay dividends to its shareholders.

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

RAI’s operating companies monitor the liquidity of key suppliers and customers, and where liquidity concerns are identified, appropriate contingency or response plans are developed. During 2014, no business interruptions have occurred due to key supplier liquidity, and no liquidity issues were identified involving significant suppliers or customers.

RAI’s excess cash may be invested in money market funds, commercial paper, U.S. treasuries, U.S. government agencies and time deposits in major institutions to minimize risk. At present, RAI primarily invests cash in U.S. treasuries.

As of December 31, 2014, RAI held investments primarily in auction rate securities and a mortgage-backed security totaling $91 million. Adverse changes in financial markets caused the auction rate securities and the mortgage-backed security to revalue lower than carrying value and become less liquid. The auction rate securities and mortgage-backed security will not become liquid until a successful auction occurs or a buyer is found. RAI intends, and has the ability, to hold these auction rate securities and the mortgage-backed security for a period of time sufficient to allow for sale, redemption or anticipated recovery in fair value. For additional information on these investments, see Item 8, note 3 to consolidated financial statements.

Contractual obligations (excluding those relating to the Proposed Transactions) as of December 31, 2014, were as follows:

	Payments Due by Period
	Total	Less than 1 Year-2015	1-3 Years 2016-2017	4-5 Years 2018-2019	Thereafter
Long-term notes, exclusive of interest(1)	$5,050	$450	$700	$250	$3,650
Interest payments related to long-term notes(1)	3,761	248	462	362	2,689
Operating leases(2)	30	19	6	4	1
Non-qualified pension obligations(3)	99	9	19	20	51
Postretirement benefit obligations(3)	491	66	106	100	219
Qualified pension funding(3)	100	100
Purchase obligations(4)	185	171	13	1	—
Other noncurrent liabilities(5)	60	N/A	30	12	18
State Settlement Agreements’ obligations(6)	10,170	1,960	3,910	4,300
Gross unrecognized income tax benefit(7)	27
FDA user fee(8)	790	145	305	340

Total cash obligations	$20,763	$3,168	$5,551	$5,389	$6,628

(1)	For more information about RAI’s long-term notes, see Item 8, note 11 to consolidated financial statements.

(2)

Operating lease obligations represent estimated lease payments primarily related to office space, warehouse space and computer equipment. See Item 8, note 12 to consolidated financial statements for additional information.

(3)

For more information about RAI’s pension plans and postretirement benefits, see Item 8, note 15 to consolidated financial statements. Non-qualified pension and postretirement benefit obligations captioned under “Thereafter” include obligations for a five-year period. These obligations are not reasonably estimable beyond a ten-year period. Qualified pension plan funding is based on the Pension Protection Act of 2006 and tax deductibility and is not reasonably estimable beyond one year.

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

(6)

State Settlement Agreements’ obligation amounts in the aggregate beyond five years are not presented as these are obligations into perpetuity. For more information about the State Settlement Agreements, see Item 8, note 12 to consolidated financial statements.

(7)

For more information on gross unrecognized income tax benefits, see Item 8, note 9 to consolidated financial statements. Due to inherent uncertainties regarding the timing of payment of these amounts, RAI cannot reasonably estimate the payment period.

(8)

FDA user fee obligation amounts in the aggregate beyond five years are not presented as these are obligations that extend beyond ten years. For more information about FDA user fees, see Item 8, note 12 to consolidated financial statements.

Commitments as of December 31, 2014, were as follows:

	Commitment Expiration Period
	Total	Less than 1 Year
Standby letters of credit backed by revolving credit facility	$5	$5

Cash Flows

2014 Compared with 2013

Net cash flows from operating activities were $1.6 billion for 2014, compared with $1.3 billion for 2013. The increase was driven primarily by lower MSA payments, partially offset by higher taxes paid.

Net cash flows used in investing activities were $205 million in 2014, compared with $113 million in 2013. The increase was driven primarily by higher capital expenditures in 2014 to further support expanded production of VUSE. In addition, 2014 includes the acquisitions of certain assets and liabilities of a research and development company and certain intellectual property.

Net cash flows used in financing activities were $1.9 billion in 2014, compared with $2.2 billion in 2013. The decrease was primarily the result of lower share repurchases during 2014, partially offset by fees associated with the Proposed Transactions in 2014.

2013 Compared with 2012

Net cash flows from operating activities decreased $260 million in 2013, compared with 2012. This change was driven primarily by higher MSA payments and higher leaf purchases.

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

Borrowing Arrangements

RAI Notes

As of December 31, 2014, the principal amount of RAI’s outstanding notes was $5.1 billion, with maturity dates ranging from 2015 to 2043. RAI, at its option, may redeem any or all of its outstanding notes, in whole or in part at any time, subject to the payment of a make-whole premium. At December 31, 2014, RAI had $450 million in current maturities of long-term debt.

Credit Agreement

On December 18, 2014, RAI entered into the Credit Agreement with a syndicate of lenders, providing for a five-year $2 billion senior unsecured revolving credit facility, which may be increased to $2.35 billion at the discretion of the lenders upon the request of RAI. This agreement replaced the four-year $1.35 billion senior unsecured revolving credit facility dated October 8, 2013. Certain of RAI’s subsidiaries, including its Material Subsidiaries, as such term is defined in the Credit Agreement, have guaranteed, on an unsecured basis, RAI’s obligations under the Credit Agreement. As of December 31, 2014, there were $5 million of letters of credit outstanding and no borrowings under the Credit Agreement.

On January 2, 2015, RAI borrowed $300 million under the Credit Agreement and repaid the full amount on February 2, 2015. The proceeds were used for general corporate purposes of RAI and its subsidiaries, including to make dividend payments.

Lenders and their respective commitments in the Credit Agreement, which are several, not joint, commitments, are listed below:

Lender	Commitment
Citibank, N.A.	$170.00
Credit Suisse AG, Cayman Islands Branch	170.00
Fifth Third Bank	170.00
Goldman Sachs Bank USA	170.00
JP Morgan Chase Bank, N.A.	170.00
Mizuho Bank, Ltd.	170.00
Royal Bank of Canada	170.00
The Bank of Nova Scotia	170.00
PNC Bank, National Association	132.50
Wells Fargo Bank, National Association	132.50
AgFirst Farm Credit Bank	107.50
Farm Credit Bank of Texas	85.00
The Bank of New York Mellon	72.50
United FCS, PCA	60.00
Northern Trust Company	50.00

$2,000.00

See Item 8, note 10 to consolidated financial statements for additional information on the Credit Agreement.

Bridge Facility

On September 23, 2014, pursuant to a commitment letter effective July 15, 2014, RAI entered into the Bridge Facility. Under the Bridge Facility, the Lenders are providing (subject to the satisfaction or waiver of the conditions contained therein) a 364-day senior unsecured term loan bridge facility of up to $9 billion for the purpose of financing part of the cash portion of the Merger Consideration, and related fees and expenses, in connection with the transactions contemplated by the Merger Agreement. For additional information, see Item 8, notes 2 and 10 to consolidated financial statements and “— Proposed Transactions” above.

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

RAI and its affiliates were in compliance with all covenants and restrictions imposed by RAI’s indebtedness at December 31, 2014.

For additional information on the Borrowing Arrangements, see Item 8, note 10 to consolidated financial statements.

Dividends

RAI’s board of directors declared a quarterly cash dividend of $0.67 per common share, on February 5, 2015. The dividend will be paid on April 1, 2015, to shareholders of record as of March 10, 2015. On an annualized basis, the dividend rate is $2.68 per common share. The dividend reflects RAI’s current policy of paying dividends to the holders of RAI common stock in an aggregate amount that is approximately 80% of RAI’s annual consolidated net income.

Share Repurchases

In November 2011, the board of directors of RAI authorized the repurchase of up to $2.5 billion of outstanding shares of RAI common stock in open-market or privately negotiated transactions. During 2014, RAI repurchased and cancelled 7,715,763 shares for $412 million, resulting in the conclusion of the repurchase program with total repurchases of 55,353,807 shares for $2.5 billion. Additionally, during 2014, at a cost of $28 million, RAI purchased 554,042 shares that were forfeited and cancelled with respect to tax liabilities associated with restricted stock units vesting under the Omnibus Plan. Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares are cancelled at the time of repurchase.

For additional information, see Item 8, note 13 to consolidated financial statements.

Capital Expenditures

RAI’s operating subsidiaries recorded cash capital expenditures of $204 million, $153 million and $88 million in 2014, 2013 and 2012, respectively. Of the 2014 amount, $53 million related to RJR Tobacco, $12 million related to American Snuff and $7 million related to Santa Fe. During 2015, capital expenditures, primarily on non-discretionary business requirements, are planned to be $85 million to $95 million for RJR Tobacco, $10 million to $20 million for American Snuff and $15 million to $25 million for Santa Fe. In 2015, RAI’s operating subsidiaries plan to make additional investments to further support the expansion of VUSE. Capital expenditures are funded primarily by cash flows from operations. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of December 31, 2014.

Retirement Benefits

RAI assesses the asset allocation and investment strategy of its pension plans and phases in appropriate changes to balance funded status, interest rate risk and asset returns. These changes will reduce the pension fund’s exposure to equities and increase exposure to fixed income. As a result of changes to the asset allocation and investment strategy, RAI’s expected long-term return on pension assets, referred to as the ELTRA, was 7.13% in 2014, 6.67% in 2013 and will be 6.85% in 2015. Asset performance, changes in assumptions and the discount rate may impact the funded status of RAI’s pension plans.

RAI contributed $10 million to the pension plans in 2014. In 2015, RAI plans to contribute $109 million to its pension plans and $66 million to its postretirement plans.

Income Taxes

At December 31, 2014, RAI had a net deferred tax asset of $329 million.

RAI has determined that a valuation allowance of $37 million is required to fully offset a deferred tax asset related to the federal capital loss carryforward resulting from the sale of Lane and other investments. As of December 31, 2014 and 2013, RAI believes it is unlikely that this deferred tax asset will be realized through the expected generation of future net capital gains. No valuation allowance has been established on other deferred tax assets at December 31, 2014 and 2013, as RAI believes it is more likely than not that all of such deferred tax assets will be realized through the expected generation of future taxable income.

On December 19, 2014, the Tax Increase Prevention Act of 2014, referred to as the TIPA, was signed into law. The TIPA retroactively reinstated and extended the Federal Research and Development Tax Credit from January 1, 2014 to December 31, 2014. The impact of the TIPA did not significantly impact RAI’s annual effective income tax rate in 2014.

Litigation and Settlements

As discussed in Item 8, note 12 to consolidated financial statements, various legal proceedings or claims, including litigation claiming cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, and seeking damages in amounts ranging into the hundreds of millions or even billions of dollars, are pending or may be instituted against RJR Tobacco, American Snuff Co. or their affiliates, including RAI or RJR, or indemnitees, including B&W. Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of December 31, 2014, RJR Tobacco had paid approximately $220 million since January 1, 2012, related to unfavorable smoking and health litigation judgments.

In particular, in Engle v. R. J. Reynolds Tobacco Co., the Florida Supreme Court issued a ruling in 2006 that, while determining that the case could not proceed further as a class action, permitted members of the Engle class to file individual claims, including claims for punitive damages, through January 11, 2008. RJR Tobacco refers to these cases as the Engle Progeny cases. As of December 31, 2014, RJR Tobacco has been served in 3,885 of these cases on behalf of approximately 4,959 plaintiffs. The Engle Progeny cases have resulted and will continue to result in increased litigation and trial activity and increased product liability defense costs. Outstanding jury verdicts in favor of the Engle Progeny plaintiffs have been entered against RJR Tobacco in the amount of $136,123,200 in compensatory damages (as adjusted) and in the amount of $163,242,000 in punitive damages, for a total of $299,365,200. All of these verdicts are in various stages in the appellate process. An accrual of $3.9 million has been recorded in RAI’s consolidated balance sheet as of December 31, 2014, for the following Engle Progeny cases — Hiott, Starr-Blundell, Clayton, Webb and Ward. This amount includes $2.1 million for compensatory and punitive damages and $1.8 million for attorneys’ fees and statutory interest through December 31, 2014. During the fourth quarter of 2014, aggregate payments of $14.6 million were made: $12 million for compensatory and punitive damages and $2.6 million for attorneys’ fees and statutory interest, in satisfaction of the adverse judgments in the Schlenther, Virginia Williams and Odum cases. For a more complete description of the Engle Progeny cases, see “— Litigation Affecting the Cigarette Industry — Overview” and “— Engle and Engle Progeny Cases” in Item 8, note 12 to consolidated financial statements.

As of December 31, 2014, an accrual of $10 million is included in the consolidated balance sheet for estimated costs of the corrective communications in connection with the U.S. Department of Justice case. For additional information, see “— Health-Care Cost Recovery Cases — U.S. Department of Justice Case” in Item 8, note 12 to consolidated financial statements.

In addition, the consolidated action, In re: Tobacco Litigation Individual Personal Injury Cases, is pending in West Virginia, against both RJR Tobacco and B&W. On April 15, 2013, the Phase I jury trial began and ended with a virtually complete defense verdict on May 15, 2013. The only claim remaining after the verdict was the jury’s finding that all ventilated filter cigarettes manufactured and sold between 1964 and July 1, 1969, were defective for a failure to instruct. The court entered judgment in October 2013, dismissing all claims lost by the plaintiffs and purporting to make those claims and all of the jury rulings immediately subject to appeal. The plaintiffs filed a notice of appeal to the West Virginia Supreme Court of Appeals in November 2013. In October 2014, the West Virginia Supreme Court affirmed the verdict, issuing an opinion without oral argument. In January 2015, the plaintiffs’ petition for rehearing was denied. The trial court has set February 26, 2015, for a hearing to address the remaining ventilated filter claim, which is not expected to result in more than 30 remaining plaintiffs. For additional information, see “— Litigation Affecting the Cigarette Industry — West Virginia IPIC” in Item 8, note 12 to consolidated financial statements.

RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular claim concerning the use of smokeless tobacco products against American Snuff Co., when viewed on an individual case-by-case basis, is not probable or estimable except for the Engle Progeny cases noted above, as described in “— Litigation Affecting the Cigarette Industry — Overview” in Item 8, note 12 to consolidated financial statements. RAI and its subsidiaries believe that they have valid bases for appeal of adverse verdicts in their pending cases and believe they have valid defenses to all actions and intend to defend all actions vigorously. Nonetheless, the possibility of material losses related to tobacco litigation is more than remote. Litigation is subject to many uncertainties, and generally it is not possible to predict the outcome of the litigation pending against RJR Tobacco, American Snuff Co. or their affiliates or indemnitees, or to reasonably estimate the amount or range of any possible loss. Moreover, notwithstanding the quality of defenses available to it and its affiliates in tobacco-related litigation matters, it is possible that RAI’s consolidated results of operations, cash flows or financial position could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters or difficulties in obtaining the bonds required to stay execution of judgments on appeal.

In 1998, RJR Tobacco, B&W and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. The State Settlement Agreements impose a perpetual stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and place significant restrictions on their ability to market and sell cigarettes in the future. For more information related to historical and expected settlement expenses and payments under the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” in Item 8, note 12 to consolidated financial statements. The State Settlement Agreements have materially adversely affected RJR Tobacco’s shipment volumes. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial position of RAI and RJR Tobacco in future periods. The degree of the adverse impact will depend, among other things, on the rate of decline in U.S. cigarette sales in the premium and value categories, RJR Tobacco’s share of the domestic premium and value cigarette categories, and the effect of any resulting cost advantage of manufacturers not subject to the State Settlement Agreements.

RJR Tobacco and certain of the other PMs under the MSA are currently involved in an arbitration with certain of the settling states with respect to the NPM Adjustment, for market year 2003. RJR Tobacco disputed a total of $5.2 billion for the years 2003 through 2013.

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

For additional information related to this litigation and its potential resolution, see “— Cost of Products Sold” in Item 8, note 1 and “— Litigation Affecting the Cigarette Industry — State Settlement Agreements —Enforcement and Validity; Adjustments”, in Item 8, note 12 to consolidated financial statements.

Governmental Activity

The marketing, sale, taxation and use of tobacco products have been subject to substantial regulation by government and health officials for many years. Various state governments have adopted or are considering, among other things, legislation and regulations that would:

•	significantly increase their taxes on tobacco products;

•	restrict displays, advertising and sampling of tobacco products;

•	raise the minimum age to possess or purchase tobacco products;

•	restrict or ban the use of menthol in cigarettes or prohibit mint or wintergreen as a flavor in smokeless tobacco products and vapor products;

•	require the disclosure of ingredients used in the manufacture of tobacco products;

•	require the disclosure of nicotine yield information for cigarettes;

•	impose restrictions on smoking and vaping in public and private areas; and

•	restrict the sale of tobacco products directly to consumers or other unlicensed recipients, including by mail or over the Internet.

Together with manufacturers’ price increases in recent years and substantial increases in state and federal taxes on tobacco products, and the granting to the FDA of broad authority over the manufacture, sale, marketing and packaging of tobacco products, these developments have had and will likely continue to have an adverse effect on the sale of tobacco products. Products that are alternatives to traditional tobacco products also have become subject to increasing regulation. For example, in addition to the anticipated regulation by the FDA of e-cigarettes, as described below, various states have adopted, or are considering adoption of taxes on e-cigarettes as well as restrictions on the promotion and distribution of e-cigarettes.

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

On March 4, 2014, President Obama released a budget in which he proposed increasing the federal excise tax: on a pack of cigarettes from $1.01 to $1.95; for snuff from $1.51 per pound to $2.93 per pound; and for chewing tobacco from $0.5033 per pound to $0.98 per pound. These proposed tax increases would fund a new initiative for pre-kindergarten education for lower-income children. While the proposal was not acted upon by Congress during 2014, RAI’s management believes that such tax increases would have an adverse impact on the sale of tobacco products by RAI’s operating companies and could have a material adverse effect on the results of operations, cash flows or financial position of RAI, including impairment of the value of its operating subsidiaries’ trademarks.

The 2009 federal excise tax increase on tobacco products increased taxes on ready-made cigarettes, such as those made by RJR Tobacco and SFNTC, at a much higher rate than taxes on loose tobacco. As a result of that tax disparity, the number of retailers selling loose tobacco and operating roll-your-own machines, allowing consumers to convert the loose tobacco into finished cigarettes, greatly increased following the 2009 federal tax hike on tobacco products. On July 6, 2012, President Obama signed into law a provision classifying retailers which operate roll-your-own machines as cigarette manufacturers, and thus requiring those retailers to pay the same tax rate as other cigarette manufacturers. As of December 31, 2014, 25 states also had passed legislation classifying retailers operating roll-your-own machines as cigarette manufacturers.

All states and the District of Columbia currently impose cigarette excise taxes at levels ranging from $0.17 per pack in Missouri to $4.35 per pack in New York. As of December 31, 2014, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $1.29, compared with the 12-month rolling average of $1.30 as of December 31, 2013. Certain city and county governments, such as New York, Philadelphia and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions.

Six states now require NPMs to pay a fee on each pack of cigarettes sold in their respective states, ranging from $0.25 per pack in Alaska to $0.55 per pack in Texas.

The Texas NPM fee has been challenged by a coalition of small tobacco manufacturers. This group asserts that the Texas fee violates the Texas Constitution’s “Equal and Uniform” Clause, as well as the Equal Protection and Due Process Clauses of the U.S. Constitution. On November 15, 2013, a state trial court in Texas declared the NPM fee unconstitutional and enjoined the state from “assessing, collecting, and enforcing” the fee. The State of Texas appealed the court’s order. In doing so, enforcement of the trial court’s order, including the injunction, is suspended. The coalition filed a motion for a “hardship exemption” from payment of the fee during the pendency of the state’s appeal. The coalition’s motion was denied on February 12, 2014, with the trial court concluding that it lacked jurisdiction to consider the motion on the merits in light of the state’s appeal of the court’s earlier ruling. Oral argument on the state’s appeal took place before the Court of Appeals for the Third District on July 16, 2014. On August 15, 2014, the three-judge panel unanimously affirmed the ruling. The State of Texas filed its petition for review with the Texas Supreme Court on October 29, 2014. On December 5, 2014, the Texas Supreme Court requested the coalition of small manufacturers to file a response to the petition for review. The response was filed on February 4, 2015.

Forty-nine states and the District of Columbia also subject smokeless tobacco products to excise taxes. The Commonwealth of Pennsylvania is considering such a tax during its 2015 legislative session. As of December 31, 2014:

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

As of December 31, 2014, two states had enacted a tax on e-cigarettes: Minnesota, which taxes e-cigarettes at the same rate as it taxes smokeless tobacco products; and North Carolina, which will tax e-cigarettes at the rate of $0.05 per fluid milliliter beginning June 2015. Further, as of December 31, 2014, 17 states had proposed taxing e-cigarettes on the same basis as other tobacco products, with such legislation failing in all 17 states. As of the end of 2014, one state (Missouri) had adopted legislation that exempts e-cigarettes from taxation.

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

•

the FDA announced that it would inspect every domestic establishment that manufactured cigarettes, cigarette tobacco, roll-your-own tobacco or smokeless tobacco products once in a two-year cycle beginning October 1, 2011; and

•

in April 2012, the FDA issued draft guidance on: (1) the reporting of harmful and potentially harmful constituents in tobacco products and tobacco smoke pursuant to Section 904(a)(3) of the FDA Tobacco Act, and (2) preparing and submitting applications for modified risk tobacco products pursuant to Section 911 of the FDA Tobacco Act.

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

In September 2009, a “Center for Tobacco Products” was established within the FDA, funded through quarterly user fees that will be assessed against tobacco product manufacturers and importers based on market share. The total amount of user fees to be collected over the first ten years will be approximately $5.4 billion. The expense related to the FDA user fees of RAI’s operating companies for 2014 was $135 million.

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

On February 25, 2011, RJR Tobacco, Lorillard, Inc. and Lorillard Tobacco Company jointly filed in the U.S. District Court for the District of Columbia a lawsuit, Lorillard, Inc. v. U.S. Food and Drug Administration, challenging the composition of the TPSAC. On July 21, 2014, the District Court granted, in part, the plaintiffs’ motion for summary judgment, ordering the FDA to reconstitute the TPSAC and barring the agency from relying on the March 2011 TPSAC report on menthol. For additional information concerning this case, see “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments — FDA Litigation” in Item 8, note 12 to consolidated financial statements.

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

On April 25, 2014, the FDA issued a proposed deeming regulation that would extend the agency’s authority under the FDA Tobacco Act to other tobacco products not currently regulated by the agency, such as e-cigarettes, cigars, pipe tobacco and hookah. The deeming regulation, as proposed, would, among other things:

•	establish minimum age and identification restrictions to prevent underage sales;

•	require specific health warnings;

•	require registration with the FDA and reporting of product and ingredient listings;

•	prohibit distribution of free samples of the newly deemed products;

•	prohibit most vending machine sales; and

•	require FDA review to market new tobacco products introduced after the proposed grandfathered date of February 15, 2007.

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

In July 2007, the State of Maine became the first state to enact a statute that prohibits the sale of cigarettes and cigars that have a characterizing flavor. The legislation defines characterizing flavor as “a distinguishable taste or aroma that is imparted to tobacco or tobacco smoke either prior to or during consumption, other than a taste or aroma from tobacco, menthol, clove, coffee, nuts or peppers.” Since Maine’s adoption of such legislation, other states, as well as certain counties and municipalities, have adopted laws prohibiting or restricting the sale of certain tobacco products containing “characterizing flavors.” The scope of these laws varies from jurisdiction to jurisdiction; for example, some, but not all, of these laws exempt menthol from the definition of a “characterizing flavor,” and certain laws apply to tobacco products other than cigarettes. The “characterizing flavor” ordinances in New York City, and Providence, Rhode Island were each challenged on the grounds, among others, that the FDA Tobacco Act preempts such local laws. The U.S. Courts of Appeals for the Second Circuit and First Circuit have held that the FDA Tobacco Act does not preempt the New City and Providence, Rhode Island ordinances, respectively. Bills banning “characterizing flavors” in tobacco products are pending in other jurisdictions.

A price differential (principally resulting from different tax rates) exists between tobacco products manufactured for sale abroad and tobacco products manufactured for sale in the United States. Consequently, a market has developed for tobacco products manufactured for sale abroad, but instead diverted for sale in the United States at prices substantially lower than tobacco products produced for sale in the United States. Furthermore, within the United States, tobacco products are often purchased in states having low excise taxes and then resold illegally in states having higher excise taxes. These smuggling activities are often conducted by criminal organizations on a large scale. The sale of diverted or smuggled tobacco products is unlawful, and facilitates the sale of tobacco products to underage persons — undermining a key objective of RAI and its operating companies to prevent youth access to tobacco products. In addition, smuggling activities adversely impact the sale of tobacco products by RAI’s operating companies by: disrupting the contractual relationships between RAI’s operating companies and their wholesalers and retailers; damaging the equity of the brands sold by RAI’s operating companies in terms of the pricing and positioning of those brands; injuring the reputation of RAI’s operating companies by wrongly associating their brands with illegal smuggling activity; and making it difficult for retailers located in high tax jurisdictions to sell the products of RAI’s operating companies, given the competitive price advantage that smuggled products have in such jurisdictions. RAI undertakes a variety of actions to help combat illicit trade in tobacco products, including (1) promoting greater awareness among government officials, law enforcement and the public of the problem, (2) supporting law enforcement investigations of illicit trade in tobacco products, and (3) supporting legislative efforts to increase both the enforcement of anti-illicit trade laws and the penalties for the violations of such laws.

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

Forty-one states by statute or court rule have limited, in at least some circumstances, the amount of the bond required to stay execution of an adverse judgment pending an appeal in state court. The limitation on the amount of such bonds ranges generally from $1 million to $150 million. In five other states and Puerto Rico, the filing of a notice of appeal automatically stays the judgment of the trial court.

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

Other Contingencies

For information relating to other contingencies of RAI, RJR, RJR Tobacco, American Snuff Co. and SFNTC, see “— Other Contingencies” in Item 8, note 12 to consolidated financial statements.

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

•	the possibility of being required to pay various adverse judgments in the Engle Progeny cases and/or other litigation;

•

the substantial payment obligations with respect to cigarette sales, and the substantial limitations on the advertising and marketing of cigarettes (and of RJR Tobacco’s smoke-free tobacco products) under the State Settlement Agreements;

•	the possibility that the Arbitration Panel’s Award reflecting the partial resolution of the NPM Adjustment disputes will be vacated or otherwise modified;

•	the possibility that the Arbitration Panel’s Final Award with respect to the states found to be non-diligent in connection with the 2003 NPM Adjustment will be vacated or otherwise modified;

•	the continuing decline in volume in the U.S. cigarette industry and RAI’s dependence on the U.S. cigarette industry and premium and super premium brands;

•	concentration of a material amount of sales with a limited number of customers and potential loss of these customers;

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

•	the loss of key personnel or difficulties recruiting and retaining qualified personnel;

•	the inability to adequately protect intellectual property rights;

•	the significant ownership interest of B&W, RAI’s largest shareholder, in RAI and the rights of B&W under the governance agreement between the companies;

•	the expiration of the standstill provisions of the governance agreement, and the expiration of RAI’s shareholder rights plan on July 30, 2014;

•	a termination of the governance agreement or certain provisions of it in accordance with its terms, including the limitations on B&W’s representation on RAI’s Board and its board committees;

•	the expiration of the non-competition agreement between RAI and BAT on July 30, 2014; and

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

•

the failure to obtain necessary regulatory or other approvals for the Merger and Divestiture, or if obtained, the possibility of being subjected to conditions that could reduce the expected synergies and other benefits of the Merger, result in a material delay in, or the abandonment of, the Merger or otherwise have an adverse effect on RAI;

•

the obligation to complete the Merger and Divestiture even if financing is not available or is available on terms other than those currently anticipated, including financing less favorable to RAI than its current commitments, due to the absence of a financing condition in connection with the Merger;

•	the effect of adverse governmental developments on RAI’s subsidiaries’ sales of products that contain menthol which represent a substantial portion of RAI’s consolidated net sales;

•	the failure to satisfy required closing conditions or complete the Merger and Divestiture in a timely manner;

•

the possibility of selling the transferred assets, including the brands currently expected to be divested, or which otherwise might be divested, on terms less favorable than the Divestiture, due to the absence of a condition in connection with the Merger that the Divestiture be completed;

•	the possibility of having to include RJR Tobacco’s DORAL brand as part of the Divestiture;

•	the effect of the announcement of the Merger and Divestiture on the ability to retain and hire key personnel and maintain business relationships, and on operating results and businesses generally;

•

the effect of restrictions placed on RAI’s, Lorillard’s or their respective subsidiaries’ business activities and the limitations put on RAI’s and Lorillard’s ability to pursue alternatives to the Merger pursuant to the Merger Agreement and Asset Purchase Agreement;

•

the possibility of a delay or prevention of the Merger by lawsuits challenging the Merger filed against RAI, the members of the RAI board of directors, Lorillard, the members of the Lorillard board of directors and BAT;

•	the reliance of RJR Tobacco on Imperial Sub to manufacture Newport on RJR Tobacco’s behalf for a period of time after the Divestiture;

•	RAI’s obligations to indemnify Imperial Sub for specified matters and to retain certain liabilities related to the transferred assets;

•	the failure to realize projected synergies and other benefits from the Merger and Divestiture;

•	the incurrence of significant pre- and post- transaction related costs in connection with the Merger and Divestiture; and

•	the occurrence of any event giving rise to the right of a party to terminate the Merger and Divestiture.

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

Market risk represents the risk of loss that may impact the consolidated results of operations, cash flows and financial position due to adverse changes in financial market prices and rates. RAI and its subsidiaries are exposed to interest rate risk directly related to their normal investing and funding activities. In addition, RAI and its subsidiaries have immaterial exposure to foreign currency exchange rate risk related primarily to purchases and foreign operations denominated in euros, British pounds, Canadian dollars, Swiss francs, Swedish krona, Chinese renminbi and Japanese yen. RAI and its subsidiaries have established policies and procedures to manage their exposure to market risks.

The table below provides information, as of December 31, 2014, about RAI’s financial instruments that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates for the years ending December 31:

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value(1)
Investments:
Variable Rate	$895	$—	$71	$—	$—	$—	$966	$966
Average Interest Rate	0.1%	—	2.4%	—	—	—	0.3%	—
Fixed-Rate	—	—	—	—	—	$8	$8	$8
Average interest rate(2)	—	—	—	—	—	4.7%	4.7%	—
Debt:
Fixed-Rate	$450	$—	$700	$250	$—	$3,650	$5,050	$5,391
Average Interest Rate(2)	1.1%	—	6.8%	7.8%	—	4.8%	4.9%	—

(1)	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted fair values.

(2)	Based upon coupon interest rates for fixed-rate instruments.

RAI’s exposure to foreign currency transactions was not material to results of operations for the year ended December 31, 2014, but may become material in future periods in relation to activity associated with RAI’s international operations. RAI currently has no hedges for its exposure to foreign currency.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Reynolds American Inc.:

We have audited the accompanying consolidated balance sheets of Reynolds American Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reynolds American Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Reynolds American Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 10, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Greensboro, North Carolina

February 10, 2015

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

Management conducted an evaluation of the effectiveness of RAI’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that RAI’s system of internal control over financial reporting was effective as of December 31, 2014.

KPMG LLP, independent registered public accounting firm, has audited RAI’s consolidated financial statements and issued an attestation report on RAI’s internal control over financial reporting as of December 31, 2014.

Dated: February 10, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Reynolds American Inc.:

We have audited Reynolds American Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Reynolds American Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Reynolds American Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Reynolds American Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 10, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Greensboro, North Carolina

February 10, 2015

REYNOLDS AMERICAN INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions, Except Per Share Amounts)

	For the Years Ended December 31,
	2014	2013	2012
Net sales(1)	$8,160	$7,899	$7,962
Net sales, related party	311	337	342

Net sales	8,471	8,236	8,304
Costs and expenses:
Cost of products sold(1)	4,058	3,678	4,321
Selling, general and administrative expenses	1,871	1,389	1,470
Amortization expense	11	5	21
Trademark and other intangible asset impairment charges	—	32	129
Restructuring charge	—	—	149

Operating income	2,531	3,132	2,214
Interest and debt expense	286	259	234
Interest income	(3)	(5)	(7)
Other (income) expense, net	(14)	137	34

Income from continuing operations before income taxes	2,262	2,741	1,953
Provision for income taxes	817	1,023	681

Income from continuing operations	1,445	1,718	1,272
Income from discontinued operations, net of tax	25	—	—

Net income	$1,470	$1,718	$1,272

Basic income per share:
Income from continuing operations	$2.71	$3.15	$2.25
Income from discontinued operations	0.05	—	—

Net income	$2.76	$3.15	$2.25

Diluted income per share:
Income from continuing operations	$2.70	$3.14	$2.24
Income from discontinued operations	0.05	—	—

Net income	$2.75	$3.14	$2.24

Dividends declared per share	$2.68	$2.48	$2.33

(1)	Excludes excise taxes of $3,625 million, $3,730 million and $3,923 million for the years ended December 31, 2014, 2013 and 2012, respectively.

See Notes to Consolidated Financial Statements

REYNOLDS AMERICAN INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Millions)

	For the Years Ended December 31,
	2014	2013	2012
Net income	$1,470	$1,718	$1,272
Other comprehensive income (loss), net of tax:
Retirement benefits, net of tax expense (benefit) (2014 — $(178); 2013 — $160; 2012 — $45)	(277)	248	65
Unrealized gain on long-term investments, net of tax expense (2014 — $1; 2013 — $3; 2012 — $5)	2	5	7
Realized loss on hedging instruments, net of tax benefit (2012 — $9)	—	—	(14)
Amortization of realized loss on hedging instruments, net of tax expense (2014 — $1; 2013 — $1)	1	1	—
Cumulative translation adjustment and other, net of tax expense (benefit) (2014 — $(15); 2013 — $12; 2012 — $(3))	(34)	1	13

Comprehensive income	$1,162	$1,973	$1,343

See Notes to Consolidated Financial Statements

REYNOLDS AMERICAN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	For the Years Ended December 31,
	2014	2013	2012
Cash flows from (used in) operating activities:
Net income	$1,470	$1,718	$1,272
Income from discontinued operations, net of tax	(25)	—	—
Adjustments to reconcile to net cash flows from (used in) operating activities:
Depreciation and amortization	106	103	131
Restructuring charge, net of cash payments	(17)	(14)	109
Trademark and other intangible asset impairment charges	—	32	129
Loss on early extinguishment of debt	—	124	21
Deferred income tax expense (benefit)	(180)	312	(44)
Other changes that provided (used) cash:
Accounts and other receivables	(3)	(18)	11
Inventories	(154)	(143)	(17)
Related party, net	—	10	5
Accounts payable	(43)	(2)	74
Accrued liabilities, including income taxes and other working capital	47	92	(174)
Tobacco settlement	92	(763)	(40)
Pension and postretirement	317	(185)	129
Other, net	13	42	(38)

Net cash flows from operating activities	1,623	1,308	1,568

Cash flows from (used in) investing activities:
Capital expenditures	(204)	(153)	(88)
Proceeds from termination of joint venture	35	31	30
Other, net	(36)	9	4

Net cash flows used in investing activities	(205)	(113)	(54)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,411)	(1,335)	(1,307)
Repurchase of common stock	(440)	(775)	(1,101)
Excess tax benefit on stock-based compensation plans	12	14	39
Principal borrowings under revolving credit facility	1,000	—	—
Repayments under revolving credit facility	(1,000)	—	—
Debt issuance costs and financing fees	(79)	(18)	(22)
Principal borrowings under term-loan credit facility	—	500	750
Repayments under term-loan credit facility	—	(500)	(750)
Proceeds from issuance of long-term debt, net of discounts	—	1,097	2,539
Repayments of long-term debt	—	(1,035)	(1,076)
Make-whole premium for early extinguishment of debt	—	(155)	(20)
Payment to settle forward starting interest rate contracts	—	—	(23)

Net cash flows used in financing activities	(1,918)	(2,207)	(971)

Effect of exchange rate changes on cash and cash equivalents	(34)	10	3

Net change in cash and cash equivalents	(534)	(1,002)	546
Cash and cash equivalents at beginning of year	1,500	2,502	1,956

Cash and cash equivalents at end of year	$966	$1,500	$2,502

Income taxes paid, net of refunds	$974	$713	$785
Interest paid	$252	$267	$249

See Notes to Consolidated Financial Statements

REYNOLDS AMERICAN INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$966	$1,500
Accounts receivable	116	106
Accounts receivable, related party	41	56
Notes receivable	—	37
Other receivables	12	16
Inventories	1,281	1,127
Deferred income taxes, net	703	606
Prepaid expenses and other	204	207

Total current assets	3,323	3,655
Property, plant and equipment, at cost:
Land and land improvements	93	92
Buildings and leasehold improvements	729	717
Machinery and equipment	1,925	1,739
Construction-in-process	83	105

Total property, plant and equipment	2,830	2,653
Accumulated depreciation	(1,627)	(1,579)

Property, plant and equipment, net	1,203	1,074
Trademarks and other intangible assets, net of accumulated amortization	2,421	2,417
Goodwill	8,016	8,011
Other assets and deferred charges	233	245

	$15,196	$15,402

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$142	$185
Tobacco settlement accruals	1,819	1,727
Due to related party	1	—
Deferred revenue, related party	32	48
Current maturities of long-term debt	450	—
Other current liabilities	1,100	1,116

Total current liabilities	3,544	3,076
Long-term debt (less current maturities)	4,633	5,099
Deferred income taxes, net	383	658
Long-term retirement benefits (less current portion)	1,997	1,221
Other noncurrent liabilities	117	181
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2014 — 531,283,513; 2013 — 538,053,024)	—	—
Paid-in capital	6,200	6,571
Accumulated deficit	(1,314)	(1,348)
Accumulated other comprehensive loss	(364)	(56)

Total shareholders’ equity	4,522	5,167

	$15,196	$15,402

See Notes to Consolidated Financial Statements

REYNOLDS AMERICAN INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in Millions, Except Per Share Amounts)

	Common Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2011	$—	$8,293	$(1,660)	$(382)	$6,251
Net income	—	—	1,272	—	1,272
Retirement benefits, net of $45 tax expense	—	—	—	65	65
Unrealized gain on long-term investments, net of $5 tax expense	—	—	—	7	7
Realized loss on hedging instruments, net of $9 tax benefit	—	—	—	(14)	(14)
Cumulative translation adjustment and other, net of $3 tax benefit	—	—	—	13	13
Dividends — $2.33 per share	—	—	(1,319)	—	(1,319)
Common stock repurchased	—	(1,101)	—	—	(1,101)
Equity incentive award plan and stock-based compensation	—	44	—	—	44
Excess tax benefit on stock-based compensation plans	—	39	—	—	39

Balance at December 31, 2012	—	7,275	(1,707)	(311)	5,257
Net income	—	—	1,718	—	1,718
Retirement benefits, net of $160 tax expense	—	—	—	248	248
Unrealized gain on long-term investments, net of $3 tax expense	—	—	—	5	5
Amortization of realized loss on hedging instruments, net of $1 tax expense	—	—	—	1	1
Cumulative translation adjustment and other, net of $12 tax expense	—	—	—	1	1
Dividends — $2.48 per share	—	—	(1,359)	—	(1,359)
Common stock repurchased	—	(775)	—	—	(775)
Equity incentive award plan and stock-based compensation	—	57	—	—	57
Excess tax benefit on stock-based compensation plans	—	14	—	—	14

Balance at December 31, 2013	—	6,571	(1,348)	(56)	5,167
Net income	—	—	1,470	—	1,470
Retirement benefits, net of $178 tax benefit	—	—	—	(277)	(277)
Unrealized gain on long-term investments, net of $1 tax expense	—	—	—	2	2
Amortization of realized loss on hedging instruments, net of $1 tax expense	—	—	—	1	1
Cumulative translation adjustment and other, net of $15 tax benefit	—	—	—	(34)	(34)
Dividends — $2.68 per share	—	—	(1,436)	—	(1,436)
Common stock repurchased	—	(440)	—	—	(440)
Equity incentive award plan and stock-based compensation	—	57	—	—	57
Excess tax benefit on stock-based compensation plans	—	12	—	—	12

Balance at December 31, 2014	$—	$6,200	$(1,314)	$(364)	$4,522

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and Summary of Significant Accounting Policies

Overview

The consolidated financial statements include the accounts of Reynolds American Inc., referred to as RAI, and its wholly owned subsidiaries. RAI’s wholly owned operating subsidiaries include R. J. Reynolds Tobacco Company; American Snuff Company, LLC, referred to as American Snuff Co.; Santa Fe Natural Tobacco Company, Inc., referred to as SFNTC; R. J. Reynolds Vapor Company, referred to as RJR Vapor; Niconovum USA, Inc.; and Niconovum AB.

RAI was incorporated as a holding company in the State of North Carolina on January 2, 2004, and its common stock is listed on the New York Stock Exchange, referred to as the NYSE, under the symbol “RAI.” On July 30, 2004, the U.S. assets, liabilities and operations of Brown & Williamson Tobacco Corporation, now known as Brown & Williamson Holdings, Inc., referred to as B&W, an indirect, wholly owned subsidiary of British American Tobacco p.l.c., referred to as BAT, were combined with R. J. Reynolds Tobacco Company, a wholly owned operating subsidiary of R.J. Reynolds Tobacco Holdings, Inc., referred to as RJR. These July 30, 2004, transactions generally are referred to as the B&W business combination.

References to RJR Tobacco prior to July 30, 2004, relate to R. J. Reynolds Tobacco Company, a New Jersey corporation and a wholly owned subsidiary of RJR. References to RJR Tobacco on and subsequent to July 30, 2004, relate to the combined U.S. assets, liabilities and operations of B&W and R. J. Reynolds Tobacco Company, a North Carolina corporation.

RAI’s reportable operating segments are RJR Tobacco, American Snuff and Santa Fe. The RJR Tobacco segment consists principally of the primary operations of R. J. Reynolds Tobacco Company. The American Snuff segment consists of the primary operations of American Snuff Co. The Santa Fe segment consists of the domestic operations of SFNTC. Included in All Other, among other RAI subsidiaries, are RJR Vapor, Niconovum USA, Inc., Niconovum AB, SFR Tobacco International GmbH, referred to as SFRTI, and various foreign subsidiaries affiliated with SFRTI. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.

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

Certain reclassifications were made to conform prior years’ financial statements to the current presentation. Certain amounts presented in note 12 are rounded in the aggregate and may not sum from the individually presented components. All dollar amounts, other than per share amounts, are presented in millions, except for amounts set forth in note 12 and as otherwise noted.

Cash and Cash Equivalents

Cash balances are recorded net of book overdrafts when a bank right-of-offset exists. All other book overdrafts are recorded in accounts payable. Cash equivalents may include money market funds, commercial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Useful lives range from 20 to 50 years for buildings and improvements, and from 3 to 30 years for machinery and equipment. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized in operating income. Depreciation expense was $95 million, $98 million and $110 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Software Costs

Computer software and software development costs incurred in connection with developing or obtaining computer software for internal use that has an extended useful life are capitalized. These costs are amortized over their estimated useful life, which is typically five years or less. The following is a summary of balances and expenses for software costs as of and for the years ended December 31:

Balances:

	2014	2013
Unamortized software costs balance	$41	$51
Software costs — capitalized or included in construction-in-process	5	13

Expenses:

	2014	2013	2012
Software amortization expense	$15	$17	$21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Intangible Assets

Intangible assets include goodwill, trademarks and other intangible assets and are capitalized when acquired. The determination of fair value involves considerable estimates and judgment. In particular, the fair value of a reporting unit involves, among other things, developing forecasts of future cash flows, determining an appropriate discount rate, and when goodwill impairment is implied, determining the fair value of individual assets and liabilities, including unrecorded intangibles. Although RAI believes it has based its impairment testing and impairment charges of its intangibles on reasonable estimates and assumptions, the use of different estimates and assumptions could result in materially different results. If the current legal and regulatory environment, business or competitive climate worsens, or RAI’s operating companies’ strategic initiatives adversely affect their financial performance, the fair value of goodwill, trademarks and other intangible assets could be impaired in future periods. Trademarks and other intangible assets with indefinite lives are not amortized, but are tested for impairment annually, in the fourth quarter, and more frequently if events and circumstances indicate that the asset might be impaired.

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

RAI formally assesses at inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item, and formally designates as a hedge those derivatives that qualify for hedge accounting. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, RAI will discontinue hedge accounting prospectively. Any unrecognized gain or loss will be deferred and recognized into earnings as the formerly hedged item is recognized in earnings. At December 31, 2014 and 2013, RAI had no derivative instruments.

Revenue Recognition

Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured. These criteria are generally met when title and risk of loss pass to the customer. Payments received in advance of shipments are deferred and recorded in other accrued liabilities until shipment occurs. Certain sales of leaf to a related party, considered as bill-and-hold for accounting purposes, are recorded as deferred revenue when all of the above revenue recognition criteria are met except delivery, postponed at the customer’s request. Revenue is subsequently recognized upon delivery. The revenues recorded are presented net of excise tax collected on behalf of government authorities.

Shipping and handling costs are classified as cost of products sold. Net sales include certain sales incentives, including retail discounting, promotional allowances and coupons.

Cost of Products Sold

Cost of products sold includes the expenses for the Master Settlement Agreement, referred to as the MSA, and other settlement agreements with the States of Mississippi, Florida, Texas and Minnesota, which together

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

with the MSA are collectively referred to as the State Settlement Agreements; the federal tobacco quota buyout (this assessment expired September 2014); and the user fees charged by the U.S. Food and Drug Administration, referred to as the FDA; which were as follows for the years ended December 31:

	2014	2013	2012
State Settlement Agreements	$1,917	$1,819	$2,370
Federal tobacco quota buyout	163	209	218
FDA user fees	135	127	122

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

In June 2014, two additional states agreed to settle the NPM Adjustment disputes on similar terms as set forth in the Term Sheet, except for certain provisions related to the determination of credits to be received by the PMs. RJR Tobacco and SFNTC, collectively, will receive credits, currently estimated to total approximately $170 million, with respect to their NPM Adjustment claims from 2003 through 2012. These credits will be applied against annual payments under the MSA over a five-year period effectively beginning with the April 2014 MSA payment related to the addition of these two states. As a result, expenses for the MSA were reduced by $34 million for the year ended December 31, 2014.

In addition, as a result of meeting the performance requirements associated with the Term Sheet, RJR Tobacco and Santa Fe, collectively, recognized additional credits of $311 million and $264 million for the years ended December 31, 2014 and 2013, respectively. RJR Tobacco expects to recognize additional credits through 2017, and Santa Fe expects to recognize additional credits through 2016.

For additional information related to the NPM Adjustment settlement, see “— Litigation Affecting the Cigarette Industry — State Settlement Agreements — Enforcement and Validity; Adjustments” in note 12.

Advertising

Advertising costs, which are expensed as incurred, were $140 million, $110 million and $72 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Research and Development

Research and development costs, which are expensed as incurred, were $88 million, $72 million and $62 million for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

Actuarial gains or losses are changes in the amount of either the benefit obligation or the fair value of plan assets resulting from experience different from that assumed or from changes in assumptions. Differences between actual results and actuarial assumptions are accumulated and recognized in the year in which they occur as a mark-to-market adjustment, referred to as an MTM adjustment, to the extent such net gains and losses are in excess of 10% of the greater of the fair value of plan assets or benefit obligations, referred to as the corridor. Actuarial gains and losses outside the corridor are generally recognized annually as of December 31, or when a plan is remeasured during an interim period.

Prior service costs of pension benefits, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the average remaining service period for active employees, or average remaining life expectancies for inactive employees if most of the plan obligations are due to inactive employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

Note 2 — Proposed Transactions

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

On July 15, 2014, RAI entered into an asset purchase agreement, referred to as the Asset Purchase Agreement, with Imperial Tobacco Group PLC, referred to as Imperial, and a wholly owned subsidiary of Imperial, referred to as Imperial Sub, pursuant to which Imperial Sub agreed to purchase the cigarette brands WINSTON, KOOL and SALEM (and, under certain circumstances, DORAL) owned by RAI subsidiaries, the cigarette brand Maverick and the “e-vapor” brand blu (including SKYCIG) owned by Lorillard subsidiaries, and other assets, and agreed to assume certain liabilities for a total consideration of approximately $7.1 billion. The closing of the sale of these assets, referred to as the Divestiture, to Imperial Sub is conditioned upon, among other things, RAI’s completion of the Merger and the approval of the Divestiture by Imperial’s shareholders.

In connection with these agreements, on July 15, 2014, BAT, RAI’s largest shareholder, and RAI entered into a subscription and support agreement, referred to as the Subscription Agreement, pursuant to which (1) BAT, directly or indirectly through one or more of its wholly owned subsidiaries, will subscribe for and purchase, at a price of approximately $4.7 billion in the aggregate, shares of RAI common stock sufficient to maintain BAT’s approximately 42% beneficial ownership in RAI (the foregoing purchase is referred to as the Share Purchase) and (2) BAT will cause all shares of RAI beneficially owned by BAT to be voted in favor of the issuance of the additional shares of RAI common stock contemplated by the Merger Agreement and Subscription Agreement. The issuance of these additional shares of RAI common stock as consideration to Lorillard shareholders in the Merger, referred to as the Lorillard Share Issuance, and to BAT in the Share Purchase is referred to collectively as the Share Issuance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The proposed transactions described above, referred to collectively as the Proposed Transactions, are subject to customary closing conditions, including shareholder and regulatory approvals. On January 28, 2015, RAI and Lorillard held their respective shareholder meetings to approve aspects of the Proposed Transactions. Specifically, RAI’s shareholders approved the Share Issuance and Lorillard’s shareholders approved the Merger Agreement. In addition, on January 28, 2015, Imperial’s shareholders approved the asset acquisition pursuant to the Asset Purchase Agreement. As a result, all required shareholder approvals related to the Proposed Transactions have been obtained. The Merger Agreement contains certain other termination rights for each of RAI and Lorillard, including the right of each party to terminate the Merger Agreement if the Merger has not been completed by July 15, 2015, subject to an automatic six-month extension if, on July 15, 2015, the Merger has not yet received antitrust approval or certain specified legal restraints are in place but all other closing conditions have been satisfied.

In addition, on September 23, 2014, in accordance with the previously announced commitment letter, RAI entered into a bridge credit agreement, referred to as the Bridge Facility, with JPMorgan Chase Bank, N.A., Citibank, N.A., J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and various other lending institutions party thereto, to provide a 364-day senior unsecured term loan bridge facility in an aggregate principal amount of up to $9 billion (subject to the satisfaction or waiver of the conditions stated therein) for the purpose of financing part of the cash portion of the Merger Consideration and related fees and expenses in connection with the transactions contemplated by the Merger Agreement. For additional information, see note 10.

There are a number of risks and uncertainties associated with the Proposed Transactions. For information, see Item 1A. Risk Factors, “— Cautionary Information Regarding Forward-Looking Statements” in Item 7 and the joint proxy statement/prospectus, referred to as Joint Proxy Statement/Prospectus, contained in the Registration Statement on Form S-4 that was declared effective by the U.S. Securities and Exchange Commission, referred to as the SEC, on December 22, 2014.

Note 3 — Fair Value Measurement

Fair Value of Financial Assets

Financial assets carried at fair value as of December 31, were as follows:

	2014				2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$883	$—	$—	$883	$1,443	$—	$—	$1,443
Other assets and deferred charges:
Auction rate securities	—	—	79	79	—	—	76	76
Mortgage-backed security	—	—	12	12	—	—	13	13
Marketable equity security	2	—	—	2	4	—	—	4

There were no transfers between the levels during the years ended December 31, 2014 and 2013.

RAI has investments in auction rate securities linked to corporate credit risk, investments in auction rate securities related to financial insurance companies, an investment in a mortgage-backed security and an investment in a marketable equity security. The unrealized gains and losses, net of tax, were included in accumulated other comprehensive loss in RAI’s consolidated balance sheets as of December 31, 2014 and 2013. The funds associated with the auction rate securities will not be accessible until a successful auction occurs or a buyer is found.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

value, status with rating agencies, status of principal and interest payments and any other issues related to the underlying securities. To assess credit losses, RAI uses historical default rates, debt ratings, credit default swap spreads and recovery rates. RAI has the intent and ability to hold these investments for a period of time sufficient to allow for the recovery in market value.

All of the fair values of the auction rate securities, classified as Level 3, are linked to the longer-term credit risk of a diverse range of corporations, including, but not limited to, manufacturing, financial and insurance sectors. The fair value was determined by utilizing an income approach model, which was based upon the weighted average present value of future cash payments, given the probability of certain events occurring within the market. RAI considers the market for its auction rate securities to be inactive. The income approach model utilized observable inputs, including the London interbank offered rate, referred to as LIBOR, based interest rate curves, corporate credit spreads and corporate ratings/market valuations. Additionally, unobservable factors incorporated into the model included default probability assumptions based on historical migration tables, various default recovery rates and how these factors changed as ratings on the underlying collateral migrated from one level to another. As related to the unobservable factors, substantial changes, relative to historical trends, of the levels of corporate defaults or default recovery rates would impact the fair value measurement of these securities. Maturity dates for the auction rate securities begin in 2017.

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

RAI determined the change in the fair value of the investment in a marketable equity security using quoted market prices as of December 31, 2014.

Financial assets classified as Level 3 investments were as follows:

	December 31, 2014			December 31, 2013
	Cost	Gross Unrealized Loss(1)	Estimated Fair Value	Cost	Gross Unrealized Loss(1)	Estimated Fair Value
Auction rate securities	$99	$(20)	$79	$99	$(23)	$76
Mortgage-backed security	18	(6)	12	20	(7)	13

	$117	$(26)	$91	$119	$(30)	$89

(1)	Unrealized losses, net of tax, are reported in accumulated other comprehensive loss in RAI’s consolidated balance sheets as of December 31, 2014 and 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The changes in the Level 3 investments were as follows:

	2014			2013
	Auction Rate Securities			Auction Rate Securities
	Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value	Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value
Balance as of January 1	$99	$(23)	$76	$99	$(29)	$70
Unrealized gain	—	3	3	—	6	6

Balance as of December 31	$99	$(20)	$79	$99	$(23)	$76

	2014			2013
	Mortgage-Backed Security			Mortgage-Backed Security
	Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value	Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value
Balance as of January 1	$20	$(7)	$13	$22	$(9)	$13
Unrealized gain	—	1	1	—	2	2
Redemptions	(2)	—	(2)	(2)	—	(2)

Balance as of December 31	$18	$(6)	$12	$20	$(7)	$13

Fair Value of Debt

The estimated fair value of RAI’s outstanding debt, in the aggregate, was $5.4 billion and $5.2 billion as of December 31, 2014 and 2013, respectively, with an effective average annual interest rate of approximately 4.5% for each year. The fair values are based on available market quotes, credit spreads and discounted cash flows, as appropriate.

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

In September 2013, RAI called for the redemption of, among other RAI notes, the $775 million outstanding principal amount of 7.625% notes due in 2016. Approximately $450 million of this outstanding principal amount was included in the interest rate swap agreements described above. A loss of $124 million on the early extinguishment for all redeemed notes, which includes $35 million of the unamortized portion of the interest rate swap agreement associated with the notes due in 2016, was included in other (income) expense, net in the consolidated statements of income for the year ended December 31, 2013. As a result of this action and the maturity of debt in June 2012, RAI had $700 million of previously swapped outstanding fixed rate debt with an effective rate of interest of approximately 3.8%, as of December 31, 2014 and 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

In May 2012, RAI entered into forward starting interest rate contracts with an aggregate notional amount of $1 billion. RAI designated those derivatives as cash flow hedges of a future debt issuance, and they were determined to be highly effective at inception. The forward starting interest rate contracts mitigated RAI’s exposure to changes in the benchmark interest rate from the date of inception until the date of the forecasted transaction. On October 31, 2012, RAI completed the sale of $2.55 billion in aggregate principal amount of senior notes, consisting of $450 million of 1.05% senior notes due October 30, 2015, $1.1 billion of 3.25% senior notes due November 1, 2022 and $1 billion of 4.75% senior notes due November 1, 2042. The forward starting interest rate contracts were terminated, and $23 million in associated losses were settled with cash payments to the counterparties. The effective portion of the losses are recorded in accumulated other comprehensive loss in the consolidated balance sheet as of December 31, 2014 and 2013, and will be amortized over the life of the related debt. An insignificant portion of the loss was deemed to be ineffective and recorded in the consolidated statements of income for the year ended December 31, 2012.

The amortization of derivative instruments impacted the consolidated statements of income for the years ended December 31 as follows:

	2014	2013	2012
Interest and debt expense	$(15)	$(24)	$(32)
Other (income) expense, net	—	(35)	—

Note 4 — Intangible Assets

The changes in the carrying amounts of goodwill by segment were as follows:

	RJR Tobacco	American Snuff	Santa Fe	All Other	Consolidated
Goodwill	$9,065	$2,501	$197	$38	$11,801
Less: accumulated impairment charges	(3,763)	(28)	—	—	(3,791)

Net goodwill balance as of December 31, 2011	5,302	2,473	197	38	8,010
2012 Activity
Foreign currency translation	—	—	—	1	1

Net goodwill balance as of December 31, 2012 and 2013	5,302	2,473	197	39	8,011
2014 Activity
Asset acquisition	—	—	—	7	7
Foreign currency translation	—	—	—	(2)	(2)

	—	—	—	5	5

Net goodwill balance as of December 31, 2014	$5,302	$2,473	$197	$44	$8,016

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The changes in the carrying amounts of indefinite-lived intangible assets by segment not subject to amortization were as follows:

	RJR Tobacco		American Snuff	Santa Fe	All Other	Consolidated
	Trademarks	Other	Trademarks	Trademarks	Other	Trademarks	Other
Balance as of December 31, 2011	$1,109	$99	$1,136	$155	$49	$2,400	$148
Impairment charge	(82)	—	—	—	(47)	(82)	(47)
Foreign currency translation	—	—	—	—	3	—	3

Balance as of December 31, 2012	1,027	99	1,136	155	5	2,318	104
Impairment charge	(32)	—	—	—	—	(32)	—
Foreign currency translation	—	—	—	—	(1)	—	(1)
Reclassified to finite-lived	(18)	—	—	—	—	(18)	—

Balance as of December 31, 2013	977	99	1,136	155	4	2,268	103

Balance as of December 31, 2014	$977	$99	$1,136	$155	$4	$2,268	$103

The changes in the carrying amounts of finite-lived intangible assets by segment subject to amortization were as follows:

	RJR Tobacco		American Snuff	Consolidated
	Trademarks	Other	Trademarks	Trademarks	Other
Balance as of December 31, 2011	$4	$39	$11	$15	$39
Amortization	(4)	(15)	(2)	(6)	(15)

Balance as of December 31, 2012	—	24	9	9	24
Amortization	—	(4)	(1)	(1)	(4)
Reclassified from indefinite-lived	18	—	—	18	—

Balance as of December 31, 2013	18	20	8	26	20
Amortization	(6)	(4)	(1)	(7)	(4)
Acquisition	—	15	—	—	15

Balance as of December 31, 2014	$12	$31	$7	$19	$31

On July 1, 2014, RJR Tobacco completed its acquisition of certain intellectual property for $15 million in cash. The intellectual property will be amortized over the remaining useful life of 15 years and is included in the RJR Tobacco segment.

Details of finite-lived intangible assets were as follows:

	December 31, 2014			December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Contract manufacturing agreements	$151	$(135)	$16	$151	$(131)	$20
Trademarks	114	(95)	19	114	(88)	26
Other intangibles	15	—	15	—	—	—

	$280	$(230)	$50	$265	$(219)	$46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Year	Amount
2015	$10
2016	9
2017	9
2018	8
2019	2
Thereafter	12

$50

The impairment testing of trademarks in the fourth quarters of 2014, 2013 and 2012 assumed a rate of decline in projected net sales of certain brands, compared with that assumed in the prior year strategic plan. The analysis of the fair value of trademarks was based on estimates of fair value on an income approach using a discounted cash flow valuation model under a relief from royalty methodology. The relief-from-royalty model includes the estimates of the royalty rate that a market participant might assume, projected revenues and judgment regarding the discount rate applied to those estimated cash flows, with that discount rate being 10.0% during 2014, 2013 and 2012. The determination of the discount rate was based on a cost of equity model, using a risk-free rate, adjusted by a stock beta-adjusted risk premium and a size premium.

As a result of these analyses, trademark impairment charges are recorded based on the excess of certain brands’ carrying values over their estimated fair values. No impairment charges were indicated for 2014. During 2013, impairment was indicated on four of RJR Tobacco’s brands, and one trademark brand was reclassified from indefinite-lived to finite-lived. During 2012, impairment was indicated on four of RJR Tobacco’s brands. These trademark impairment charges are reflected as decreases in the carrying value of the trademarks in the consolidated balance sheets as of December 31, 2014 and 2013, as trademark and other intangible asset impairment charges in the consolidated statements of income for the years ended December 31, 2013 and 2012, and had no impact on cash flows. Certain brands are being amortized over their remaining useful lives, which range from 1 to 8 years, consistent with the pattern of economic benefits estimated to be received.

During the fourth quarter of 2012, a change in the use of an other intangible asset within the All Other segment was determined. As a result, the $47 million carrying value of the other intangible asset was fully impaired.

For the annual impairment testing of the goodwill of RAI’s reporting units, each reporting unit’s estimated fair value was compared with its carrying value. A reporting unit is an operating segment or one level below an operating segment. The determination of estimated fair value of each reporting unit was calculated primarily utilizing an income approach model, based on the present value of the estimated future cash flows of the reporting unit assuming a discount rate during each of 2014, 2013 and 2012 of 9.75% for each of RJR Tobacco and American Snuff and 10.25% for Santa Fe. The determination of the discount rate was based on a weighted average cost of capital. Additionally, the aggregate estimated fair value of the reporting units, determined with the use of the income approach model, was compared with RAI’s market capitalization. The estimated fair value of each reporting unit was substantially greater than its respective carrying value.

Note 5 — Restructuring Charges

In 2012, RAI announced that it and its subsidiaries, RJR Tobacco and RAI Services Company, referred to as RAISC, had completed a business analysis designed to identify resources to reinvest in their businesses. As a result of this initiative, the total U.S. workforce of RAI and its subsidiaries will decline by a net of approximately 10% upon the completion of the restructuring by the end of 2015. All cash payments related to the restructuring will be complete by the end of 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Under existing severance plans, $111 million of severance, benefits and related costs and $38 million of pension-related benefits comprised a restructuring charge of $149 million during 2012. Of this charge, $138 million was recorded in the RJR Tobacco segment. As of December 31, 2014, $109 million had been utilized. Accordingly, in the consolidated balance sheet as of December 31, 2014, $32 million was included in other current liabilities and $8 million was included in other noncurrent liabilities.

The components of the restructuring charge accrued and utilized were as follows:

Employee Severance and Benefits
Original accrual	$149
Utilized in 2012	(78)

Balance as of December 31, 2012	71
Utilized in 2013	(14)

Balance as of December 31, 2013	57
Utilized in 2014	(17)

Balance as of December 31, 2014	$40

Note 6 — Income Per Share

The components of the calculation of income per share were as follows:

	For the Years Ended December 31,
	2014	2013	2012
Income from continuing operations	$1,445	$1,718	$1,272
Income from discontinued operations	25	—	—

Net income	$1,470	$1,718	$1,272

Basic weighted average shares, in thousands	533,160	544,925	565,570
Effect of dilutive potential shares:
Restricted stock units	1,810	2,024	2,303

Diluted weighted average shares, in thousands	534,970	546,949	567,873

Note 7 — Inventories

The major components of inventories at December 31 were as follows:

	2014	2013
Leaf tobacco	$1,125	$1,049
Other raw materials	90	66
Work in process	72	70
Finished products	171	130
Other	27	18

	1,485	1,333
LIFO allowance	(204)	(206)

	$1,281	$1,127

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Inventories valued under the LIFO method were $456 million and $519 million at December 31, 2014 and 2013, respectively, net of the LIFO allowance. The LIFO allowance reflects the excess of the current cost of LIFO inventories at December 31, 2014 and 2013, over the amount at which these inventories were carried on the consolidated balance sheets. RAI recorded income of $2 million from LIFO inventory changes during 2014 and expense of $14 million and $7 million from LIFO inventory changes during 2013 and 2012, respectively.

Note 8 — Other Current Liabilities

Other current liabilities at December 31 included the following:

	2014	2013
Payroll and employee benefits	$178	$179
Pension and other postretirement benefits	75	79
Marketing and advertising	134	117
Declared dividends	356	339
Excise, franchise and property tax	161	157
Restructuring	32	19
Tobacco quota buyout	—	52
Other	164	174

	$1,100	$1,116

Note 9 — Income Taxes

The components of the provision for income taxes from continuing operations for the years ended December 31 were as follows:

	2014	2013	2012
Current:
Federal	$809	$563	$647
State and other	188	148	78

	997	711	725

Deferred:
Federal	(151)	254	(45)
State and other	(29)	58	1

	(180)	312	(44)

	$817	$1,023	$681

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Significant components of deferred tax assets and liabilities for the years ended December 31 included the following:

	2014	2013
Deferred tax assets:
Pension and other postretirement liabilities	$823	$522
Tobacco settlement accruals	711	677
Other accrued liabilities	127	71
Other noncurrent liabilities	139	150

Subtotal	1,800	1,420
Less: valuation allowance	(37)	(36)

	1,763	1,384

Deferred tax liabilities:
LIFO inventories	(150)	(156)
Property and equipment	(260)	(232)
Trademarks and other intangibles	(913)	(916)
Other	(111)	(120)

	(1,434)	(1,424)

Net deferred tax asset (liability)	$329	$(40)

The current and noncurrent components of deferred tax assets and liabilities for the years ended December 31 were as follows:

	2014	2013
Current deferred tax assets	$703	$606
Noncurrent deferred tax assets	9	12
Noncurrent deferred tax liabilities	(383)	(658)

	$329	$(40)

RAI had $108 million and $105 million of federal capital loss carryforwards at December 31, 2014, and December 31, 2013, respectively. The increase in 2014 resulted from the termination of investments during 2014. The federal capital loss carryforwards will expire in 2015 through 2019 and can be utilized only to the extent net capital gains are generated during the carryforward period.

In 2011, a $33 million valuation allowance was established to fully offset a deferred tax asset related to the federal capital loss carryforward. In 2014 and 2013, the valuation allowance was increased by $1 million and $3 million, respectively to $37 million at December 31, 2014, to fully offset a deferred tax asset related to capital losses resulting from the termination of investments. As of December 31, 2014 and 2013, RAI believes it is unlikely that this deferred tax asset will be realized through the expected generation of future net capital gains. No valuation allowance was established on other deferred tax assets at December 31, 2014 and 2013, as RAI believes it is more likely than not that all of such deferred tax assets will be realized through the expected generation of future taxable income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Pre-tax income (loss) for domestic and foreign continuing operations for the years ended December 31 consisted of the following:

	2014	2013	2012
Domestic (includes U.S. exports)	$2,235	$2,737	$1,983
Foreign	27	4	(30)

	$2,262	$2,741	$1,953

The differences between the provision for income taxes from continuing operations and income taxes computed at statutory U.S. federal income tax rates for the years ended December 31 were as follows:

	2014	2013	2012
Income taxes computed at the statutory U.S. federal income tax rate	$792	$959	$684
State and local income taxes, net of federal tax benefits	107	135	107
Domestic manufacturing deduction	(80)	(55)	(60)
Other items, net	(2)	(16)	(50)

Provision for income taxes from continuing operations	$817	$1,023	$681

Effective tax rate	36.1%	37.3%	34.9%

The effective tax rate for 2014 was favorably impacted by a decrease in uncertain tax positions related to a federal audit settlement and an increase in the domestic manufacturing deduction of the American Jobs Creation Act of 2004, partially offset by an increase in tax attributable to nondeductible costs related to the Proposed Transactions. The effective tax rate for 2013 was unfavorably impacted by an increase in tax attributable to a decrease in the domestic manufacturing deduction. The effective tax rate for 2012 was favorably impacted by a decrease in uncertain tax positions related to various state statute expirations and audit settlements. The effective tax rate for each period differed from the federal statutory rate of 35% due to the impact of state taxes and certain nondeductible items, offset by the favorable impact of the domestic manufacturing deduction.

The audit of the 2010 and 2011 tax years by the Internal Revenue Service was closed on February 27, 2014. A tax benefit of $25 million attributable to a decrease in uncertain tax positions was recorded in discontinued operations.

On December 19, 2014, the Tax Increase Prevention Act of 2014, referred to as the TIPA, was signed into law. The TIPA retroactively reinstated and extended the Federal Research and Development Tax Credit from January 1, 2014 to December 31, 2014. The impact of the TIPA did not significantly impact RAI’s annual effective income tax rate in 2014.

At December 31, 2014, there were $486 million of accumulated and undistributed foreign earnings. Of this amount, RAI has invested $25 million and has plans to invest an additional $56 million overseas. RAI has recorded either current or deferred income taxes related to the $405 million of accumulated foreign earnings in excess of its historical and planned overseas investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The components of deferred tax benefits included in accumulated other comprehensive loss for the years ended December 31 were as follows:

	2014	2013
Retirement benefits	$241	$63
Unrealized gain (loss) on long-term investments	10	11
Amortization of realized loss on hedging instruments	7	8
Cumulative translation adjustment and other	19	4

	$277	$86

The accruals for gross unrecognized income tax benefits, including interest and penalties, reflected in other noncurrent liabilities for the years ended December 31 were as follows:

	2014	2013
Unrecognized tax benefits	$27	$62
Accrued interest	3	7
Accrued penalties	1	1

	$31	$70

A reconciliation of the gross unrecognized income tax benefits is as follows:

	2014	2013	2012
Balance at beginning of year	$62	$68	$128
Gross increases related to current period tax positions	5	4	4
Gross increases related to tax positions in prior periods	—	—	1
Gross decreases related to tax positions in prior periods	(31)	(3)	(7)
Gross decreases related to audit settlements	(6)	(1)	(31)
Gross decreases related to lapse of applicable statute of limitations	(3)	(6)	(27)

Balance at end of year	$27	$62	$68

At December 31, 2014, $21 million of unrecognized income tax benefits including interest and penalties, if recognized, would decrease RAI’s effective tax rate.

RAI and its subsidiaries are subject to income taxes in the United States, certain foreign jurisdictions and multiple state jurisdictions. A number of years may elapse before a particular matter, for which RAI has established an accrual, is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction.

RAI and its subsidiaries file income tax returns in the U.S. federal and various state and foreign jurisdictions. The U.S. federal statute of limitations remains open for the year 2012 and forward. State and foreign jurisdictions have statutes of limitations generally ranging from three to five years. Certain of RAI’s state tax returns are currently under examination by various states as part of routine audits conducted in the ordinary course of business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Note 10 — Borrowing Arrangements

Credit Agreement

On December 18, 2014, RAI entered into a credit agreement, referred to as the Credit Agreement, with a syndicate of lenders, providing for a five-year, $2 billion senior unsecured revolving credit facility, which may be increased to $2.35 billion at the discretion of the lenders upon the request of RAI. The Credit Agreement replaced RAI’s four-year, $1.35 billion senior unsecured revolving credit facility dated October 8, 2013, referred to as the Prior Credit Agreement.

Subject to certain conditions, RAI is able to use the revolving credit facility under the Credit Agreement for borrowings and issuances of letters of credit at its option, subject to a $300 million sublimit on the aggregate amount of letters of credit. Issuances of letters of credit reduce availability under such revolving credit facility. Subject to certain conditions, RAI can also use borrowings under the revolving credit facility to finance part of the cash portion of the Merger Consideration and related fees and expenses in connection with the Proposed Transactions.

The Credit Agreement contains restrictive covenants which are substantially similar to those contained in the Prior Credit Agreement, that:

•

limit the ability of RAI and its subsidiaries to (1) pay dividends and repurchase stock, (2) engage in transactions with affiliates, (3) create liens and (4) engage in sale-leaseback transactions involving a Principal Property, as defined in the Credit Agreement; and

•

limit the ability of RAI and its Material Subsidiaries (as such term is defined in the Credit Agreement) to sell or dispose of all or substantially all of their assets and engage in specified mergers or consolidations.

The Credit Agreement also contains a restrictive covenant that limits the amount of debt that may be incurred by non-guarantor subsidiaries. The restrictive covenants in the Credit Agreement are subject to a number of qualifications and exceptions, with some new exceptions to accommodate existing provisions in debt instruments of Lorillard and its subsidiaries.

The Credit Agreement, like the Prior Credit Agreement, contains two financial covenants — a consolidated leverage ratio covenant and a consolidated interest coverage ratio covenant. Under the Credit Agreement, the consolidated leverage ratio may not exceed:

•	3.00 to 1.00 as of the last day of any period of four consecutive fiscal quarters, referred to as a Reference Period, ending prior to the closing of the Merger;

•	4.50 to 1.00 for the Reference Periods ending on the last day of the fiscal quarter in which the Merger closes and on the last day of the next two succeeding fiscal quarters;

•	4.25 to 1.00 for the Reference Periods ending on the last day of the next three succeeding quarters;

•	3.75 to 1.00 for the Reference Periods ending on the last day of the next three succeeding quarters; and

•	3.50 to 1.00 thereafter.

The Credit Agreement provides that the consolidated interest coverage ratio for any Reference Period ending on the last day of a fiscal quarter may not be less than 4.00 to 1.00. The foregoing covenant levels in the Credit Agreement are the same as those in the Prior Credit Agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

For purposes of calculating these two ratios prior to the closing of the Merger, subject to certain conditions and limitations, the amount of indebtedness (in the case of the leverage ratio) and related interest expense (in the case of the interest coverage ratio) incurred by RAI to finance the cash portion of the Merger Consideration and related fees and expenses are not included.

The cost to RAI of borrowings under the Credit Agreement has been reduced as compared with the Prior Credit Agreement, and the maturity date of the Credit Agreement is December 18, 2019 (which date may be extended, subject to certain terms and conditions, with the agreement of the requisite lenders, in two separate one-year increments) as compared with the maturity date of the Prior Credit Agreement of October 8, 2017. The Credit Agreement contains customary events of default, including upon a change in control (as defined therein), which could result in the acceleration of all amounts and cancellation of all commitments outstanding under the Credit Agreement.

The lender’s obligations under the Credit Agreement to fund borrowings are subject to the accuracy of RAI’s representations and warranties and the absence of any default, provided, however, that the accuracy of RAI’s representation as to the absence of any material adverse effect (as defined in the Credit Agreement) is not a condition to borrowing for the purpose of refinancing maturing commercial paper or similar obligations or the borrowing of up to $500 million to finance part of the cash portion of the Merger Consideration and related fees and expenses. Instead, in the case of borrowings of up to $500 million to help fund the Merger, the lenders’ obligations are subject to the absence of a “Lorillard Material Adverse Effect” (as defined in the Credit Agreement) and certain other conditions, including the accuracy of Lorillard’s representations and warranties in the Merger Agreement that are material to the interests of the lenders, but only to the extent RAI has the right to terminate its obligations under the Merger Agreement because of such inaccuracy.

Under the terms of the Credit Agreement, RAI is required to pay a facility fee of between 0.100% and 0.275%, based generally on the ratings of RAI’s senior, unsecured, long-term indebtedness, per annum on the lender commitments in respect of the revolving credit facility thereunder.

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

As of December 31, 2014, there were no borrowings, and $5 million of letters of credit outstanding under the Credit Agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Bridge Facility

On September 23, 2014, in accordance with the previously announced commitment letter, RAI entered into the Bridge Facility with JPMorgan Chase Bank, N.A., as Administrative Agent and a lender, Citibank, N.A., as Syndication Agent and a lender, J.P. Morgan Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, and various other lending institutions party thereto as lenders, collectively referred to as the Lenders, pursuant to which the Lenders have agreed, subject to the terms and conditions set forth in the Bridge Facility, to provide a term loan in an aggregate principal amount of up to $9 billion for the purpose of financing part of the cash portion of the Merger Consideration and related fees and expenses in connection with the transactions contemplated by the Merger Agreement. The Bridge Facility may be drawn only in a single drawing upon the closing of the Merger, matures 364 days after such date and may be prepaid (but not reborrowed) without premium or penalty. The obligations of RAI under the Bridge Facility are unsecured. The Bridge Facility contains restrictive covenants that are substantially similar to those contained in the Credit Agreement. In addition, under the Bridge Facility, the consolidated leverage ratio may not exceed 4.50 to 1.00 for the Reference Periods ending on the last day of the fiscal quarter in which the Merger closes and on the last day of the next two succeeding fiscal quarters, and 4.25 to 1.00 thereafter; and the consolidated interest coverage ratio for any Reference Period ending on the last day of a fiscal quarter may not be less than 3.00 to 1.00.

The amount of the Bridge Facility available at closing is subject to reduction in accordance with its terms, including, but not limited to, reduction upon the issuance of debt and/or equity securities used to finance the Merger and related fees and expenses (subject to certain exceptions, including equity securities issued in the Share Issuance).

Borrowings under the Bridge Facility bear interest at a rate per annum equal to, at RAI’s election:

•	adjusted LIBOR for a one, two, three or six-month period; or

•

the greatest of the (1) prime rate, (2) federal funds effective rate plus 50 basis points or (3) one-month adjusted LIBOR plus 100 basis points, plus, in each case, an applicable margin ranging from 50 to 275 basis points that depends upon RAI’s index debt rating established by rating services and the length of time that elapses from initial funding of the Bridge Facility until repayment thereof.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Certain of RAI’s subsidiaries, including its Material Subsidiaries, as such term is defined in the Bridge Facility, have guaranteed, on an unsecured basis, RAI’s obligations under the Bridge Facility. For additional information on the Proposed Transactions, see note 2.

Note 11 — Long-Term Debt

RAI

RAI’s long-term debt, net of discounts and including adjustments associated with interest rate swaps, as of December 31, consisted of the following:

	2014	2013
1.05% guaranteed, notes due 2015	$—	$450
3.25% guaranteed, notes due 2022	1,099	1,099
4.75% guaranteed, notes due 2042	992	991
4.85% guaranteed, notes due 2023	550	550
6.15% guaranteed, notes due 2043	547	547
6.75% guaranteed, notes due 2017	747	765
7.25% guaranteed, notes due 2037	448	448
7.75% guaranteed, notes due 2018	250	249

Total long-term debt (less current maturities)	4,633	5,099
Current maturities of long-term debt	450	—

	$5,083	$5,099

As of December 31, 2014, the maturities of RAI’s notes, net of discounts, were as follows:

Year	Amount
2015	$450
2017	700
2018	250
2022 and thereafter	3,636

$5,036

In conjunction with their obligations under the Credit Agreement, RAI’s Material Subsidiaries, RJR Tobacco and American Snuff Co., among other subsidiaries, guaranteed the RAI notes. At its option, RAI may redeem any or all of its outstanding notes, in whole or in part at any time, subject to the payment of a make-whole premium.

In June 2012, RAI repaid $450 million in principal of debt due in 2012.

In October 2012, RAI completed the sale of $2.55 billion in aggregate principal amount of senior notes, consisting of $450 million of 1.05% senior notes due October 30, 2015, $1.1 billion of 3.25% senior notes due November 1, 2022 and $1 billion of 4.75% senior notes due November 1, 2042. A portion of the proceeds were used in December 2012 to redeem the $625 million principal amount of 7.25% notes due in 2013. A loss of $21 million on the early extinguishment was recorded in the fourth quarter of 2012, and was included in other (income) expense, net in the consolidated statements of income. Interest on these notes is paid semi-annually.

In September 2013, RAI completed the sale of $1.1 billion in aggregate principal amount of senior notes, consisting of $550 million 4.85% notes due September 15, 2023, and $550 million 6.15% notes due September 15, 2043. Interest on these notes is paid semi-annually.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

In September 2013, RAI called for the redemption of the $200 million outstanding principal amount of its 7.30% notes due in 2015, and the $775 million outstanding principal amount of its 7.625% notes due in 2016. A loss of $124 million on the early extinguishment, which includes $35 million of the unamortized portion of the interest rate swap agreements associated with the 7.625% notes, was included in other (income) expense, net in the consolidated statements of income for the year ended December 31, 2013.

See note 3 for additional information on interest rate management.

RJR

In June 2012, RJR prepaid the remaining insignificant amount of its guaranteed, unsecured long-term debt that was due in 2015. In August 2013, RJR repaid at maturity $60 million in principal amount of its notes. RJR has no remaining outstanding debt.

Note 12 — Commitments and Contingencies

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular claim concerning the use of smokeless tobacco products against American Snuff Co., when viewed on an individual basis, is not probable, except for the Engle Progeny cases noted below.

RJR Tobacco and its affiliates believe that they have valid defenses to the smoking and health tobacco litigation claims against them, as well as valid bases for appeal of adverse verdicts against them. RAI, RJR Tobacco and their affiliates and indemnitees have, through their counsel, filed pleadings and memoranda in pending smoking and health tobacco litigation that set forth and discuss a number of grounds and defenses that they and their counsel believe have a valid basis in law and fact. With the exception of the Engle Progeny cases described below, RJR Tobacco and its affiliates and indemnitees continue to win the majority of smoking and health tobacco litigation claims that reach trial, and a very high percentage of the tobacco-related litigation claims brought against them, including Engle Progeny cases, continue to be dismissed at or before trial. Based on their experience in smoking and health tobacco litigation and the strength of the defenses available to them in such litigation, RJR Tobacco and its affiliates believe that their successful defense of smoking and health tobacco litigation in the past will continue in the future.

An accrual of $13.9 million has been recorded in RAI’s consolidated balance sheet as of December 31, 2014. This amount includes $3.9 million for compensatory damages, attorneys’ fees and statutory interest for the following Engle Progeny cases — $2.1 million for compensatory and punitive damages and $1.8 million for attorneys’ fees and statutory interest for Hiott, Starr-Blundell, Clayton, Webb and Ward, and $10 million for estimated costs in connection with the U.S. Department of Justice case, described below. During the fourth quarter of 2014, aggregate payments of $14.6 million were made: $12 million for compensatory and punitive damages and $2.6 million for attorneys’ fees and statutory interest, in satisfaction of the adverse judgments in the Schlenther, Virginia Williams and Odum cases, described below. No other liabilities for pending smoking and health litigation have been recorded as of December 31, 2014. As other cases proceed through the appellate process, RAI will evaluate the need for further accruals on an individual case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.

It is the policy of RJR Tobacco and its affiliates to defend tobacco-related litigation claims vigorously; generally, RJR Tobacco and its affiliates and indemnitees do not settle such claims. However, RJR Tobacco and its affiliates may enter into settlement discussions in some cases, if they believe it is in their best interests to do so. Exceptions to this general approach include actions taken pursuant to “offer of judgment” statutes, as described below in “— Litigation Affecting the Cigarette Industry,” as well as other historical examples discussed below.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

American Snuff Co. also believes that it has valid defenses to the smokeless tobacco products litigation against it. American Snuff Co. asserted and will continue to assert some or all of these defenses in each case at the time and in the manner deemed appropriate by American Snuff Co. and its counsel. No verdict or judgment has been returned or entered against American Snuff Co. on any claim for personal injuries allegedly resulting from the use of smokeless tobacco products. American Snuff Co. intends to defend vigorously all smokeless tobacco litigation claims asserted against it. No liability for pending smokeless tobacco litigation was recorded in RAI’s consolidated balance sheet as of December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Cautionary Statement

Even though RAI’s management continues to conclude that the loss of particular pending smoking and health tobacco litigation claims against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular case concerning the use of smokeless tobacco against American Snuff Co., when viewed on an individual case-by-case basis, is not probable or estimable (except for the Engle Progeny cases described below), the possibility of material losses related to such litigation is more than remote. Litigation is subject to many uncertainties, and generally, it is not possible to predict the outcome of any particular litigation pending against RJR Tobacco, American Snuff Co. or their affiliates or indemnitees, or to reasonably estimate the amount or range of any possible loss.

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

During the fourth quarter of 2014, seven tobacco-related cases, including one Engle Progeny case, were served against RJR Tobacco or its affiliates or indemnitees. On December 31, 2014, there were 177 cases pending against RJR Tobacco or its affiliates or indemnitees: 161 in the United States and 16 in Canada, as compared with 165 total cases on December 31, 2013. The U.S. case number does not include the approximately

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

564 individual smoker cases pending in West Virginia state court as a consolidated action, 3,885 Engle Progeny cases, involving approximately 4,959 individual plaintiffs, and 2,558 Broin II cases (as hereinafter defined), pending in the United States against RJR Tobacco or its affiliates or indemnitees. Of the U.S. cases pending on December 31, 2014, 14 are pending in federal court, 146 in state court and 1 in tribal court, primarily in the following states: Maryland (29 cases); Florida (26 cases); Missouri (18 cases); and New York (13 cases).

The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco or its affiliates or indemnitees as of December 31, 2014, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees as of September 30, 2014, as reported in RAI’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, filed with the SEC on October 21, 2014, and a cross-reference to the discussion of each case type.

Case Type	RJR Tobacco’s U.S. Case Numbers as of December 31, 2014	Change in Number of Cases Since September 30, 2014 Increase/(Decrease)	Page Reference
Individual Smoking and Health	96	1	123
West Virginia IPIC (Number of Plaintiffs)*	1 (approx. 564)	No change	124
Engle Progeny (Number of Plaintiffs)**	3,885 (approx. 4,959)	(184) (212)	125
Broin II	2,558	(12)	141
Class Action	20	3	141
Health-Care Cost Recovery	2	No change	144
State Settlement Agreements — Enforcement and Validity; Adjustments	29	(1)	152
Antitrust	1	No change	158
Other Litigation and Developments	12	(1)	158

*	Includes as one case the approximately 564 cases pending as a consolidated action In Re: Tobacco Litigation Individual Personal Injury Cases, sometimes referred to as West Virginia IPIC cases, described below. The West Virginia IPIC cases have been separated from the Individual Smoking and Health cases for reporting purposes.

**	The Engle Progeny cases have been separated from the Individual Smoking and Health cases for reporting purposes. The number of cases has decreased as the result of many of the federal and state court cases being dismissed or duplicate actions being consolidated.

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

In the wake of Engle, thousands of individual progeny actions were filed in federal and state courts in Florida. Such actions are commonly referred to as “Engle Progeny” cases. As of December 31, 2014, 697 Engle

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Progeny cases were pending in federal court, and 3,188 of them were pending in state court. These cases include approximately 4,959 plaintiffs. In addition, as of December 31, 2014, RJR Tobacco was aware of 16 additional Engle Progeny cases that had been filed but not served. One hundred twenty-one Engle Progeny cases have been tried in Florida state and federal courts since the beginning of 2011, and numerous state court trials are scheduled for 2015. The number of pending cases fluctuates for a variety of reasons, including voluntary and involuntary dismissals. Voluntary dismissals include cases in which a plaintiff accepts an “offer of judgment,” referred to in Florida statutes as “proposals for settlement,” from RJR Tobacco and/or its affiliates. An offer of judgment, if rejected by the plaintiff, preserves RJR Tobacco’s right to recover attorneys’ fees under Florida law in the event of a verdict favorable to RJR Tobacco. Such offers are sometimes made through court-ordered mediations.

At the beginning of the Engle Progeny litigation, a central issue was the proper use of the preserved Engle findings. RJR Tobacco has argued that use of the Engle findings to establish individual elements of progeny claims (such as defect, negligence and concealment) is a violation of federal due process. In 2013, however, both the Florida Supreme Court and the U.S. Court of Appeals for the Eleventh Circuit, referred to as the Eleventh Circuit, rejected that argument. In addition to this global due process argument, RJR Tobacco raises many other factual and legal defenses as appropriate in each case. These defenses may include, among other things, arguing that the plaintiff is not a proper member of the Engle class, that the plaintiff did not rely on any statements by any tobacco company, that the trial was conducted unfairly, that some or all claims are preempted or barred by applicable statutes of limitation or statutes of repose, or that any injury was caused by the smoker’s own conduct.

Twenty-eight Engle Progeny cases have become final through December 31, 2014. These cases resulted in aggregate payments by RJR Tobacco of $213.4 million ($162.1 million for compensatory and punitive damages and $51.3 million for attorneys’ fees and statutory interest). During the fourth quarter of 2014, aggregate payments of $14.6 million were made: $12 million for compensatory and punitive damages and $2.6 million for attorneys’ fees and statutory interest in satisfaction of the adverse judgments in the Schlenther, Virginia Williams and Odum cases, described below. Based on RJR Tobacco’s evaluation, an accrual of $3.9 million ($2.1 million for compensatory and punitive damages and $1.8 million for attorneys’ fees and statutory interest for Hiott, Starr- Blundell, Clayton, Webb and Ward) was recorded in RAI’s consolidated balance sheet as of December 31, 2014. The following chart reflects the details related to Hiott, Starr-Blundell, Clayton and Webb:

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Compensatory Damages (as adjusted)(1)	Punitive Damages	Appeal Status
Hiott	40%	$730,000	$—	Notice to invoke jurisdiction of Florida Supreme Court pending; stayed pending resolution of Hess v. Philip Morris USA Inc.

Starr-Blundell	10%	50,000	—	Pending — First DCA

Clayton	10%	60,000	—	Pending — First DCA

Webb	90%	810,000	450,000	Reversed and remanded for new trial on damages; new trial completed on November 12, 2014; plaintiff’s motion for new trial on punitive damages was denied on December 5, 2014.

Totals		$1,650,000	$450,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

(1)

Compensatory damages are adjusted to reflect the reduction that may be required by the allocation of fault. Punitive damages are not adjusted and reflect the amount of the final judgment(s) signed by the trial court judge(s). The amounts listed above do not include attorneys’ fees or statutory interest.

The following chart reflects verdicts in all other individual Engle Progeny cases, pending as of December 31, 2014, in which a verdict has been returned against RJR Tobacco or B&W, or both, and has not been set aside on appeal. No liability for any of these cases has been recorded in RAI’s consolidated balance sheet as of December 31, 2014. This chart does not include the mistrials or verdicts returned in favor of RJR Tobacco or B&W, or both.

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Compensatory Damages (as adjusted)(1)		Punitive Damages	Appeal Status
Cohen	33.3%	$3,330,000		$—	Punitive damages of $10 million set aside; remanded for partial new trial; notice to invoke jurisdiction of Florida Supreme Court pending; stayed pending resolution of Hess v. Philip Morris USA Inc.

Putney	30%	—		—	Reversed and remanded for further proceedings; notice to invoke jurisdiction of Florida Supreme Court pending; stayed pending resolution of Hess v. Philip Morris USA Inc.

Buonomo	77.5%	4,060,000		—	Punitive damages of $25 million to be reinstated if plaintiff prevails on repose issue; remanded for new trial; notice to invoke jurisdiction of Florida Supreme Court pending; stayed pending resolution of Hess v. Philip Morris USA Inc.

Andy Allen	24%	2,475,000		7,756,000	Reversed and remanded for new trial; new trial completed on November 26, 2014; final judgment has not been entered.

Jewett	20%	—		—	Reversed and remanded for new trial; new trial has not been scheduled

Soffer	40%	2,000,000		—	Pending — Florida Supreme Court

Ciccone	30%	1,000,000		—	Pending — Florida Supreme Court

Hallgren	25%	500,000	(2)	750,000	Notice to invoke jurisdiction of Florida Supreme Court pending; stayed

Calloway	27%	16,100,000	(2)	17,250,000	Pending — Fourth DCA

Hancock	5%	700		—	Pending — Fourth DCA

Sikes	51%	3,520,000		2,000,000	Notice to invoke jurisdiction of Florida Supreme Court pending; stayed pending resolution of Hess v. Philip Morris USA Inc.

James Smith	55%	600,000	(2)	20,000	Pending — Eleventh Circuit

Ballard	55%	5,000,000		—	Pending — Third DCA

Evers	60%	1,938,000		—	Punitive damages of $12.4 million set aside by trial court; pending — Second DCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Compensatory Damages (as adjusted)(1)		Punitive Damages	Appeal Status

Schoeff	75%	7,875,000		30,000,000	Pending — Fourth DCA

Marotta	58%	3,480,000		—	Pending — Fourth DCA

Searcy	30%	1,000,000	(2)	1,670,000	Pending — Eleventh Circuit

Aycock	72.5%	—		—	Eleventh Circuit reversed and remanded the case for a new trial

Earl Graham	20%	550,000		—	Pending — Eleventh Circuit

Skolnick	30%	767,000		—	Pending — Fourth DCA

Thibault	70%	1,750,000	(2)	1,275,000	First DCA affirmed the judgment, per curiam; notice to invoke the discretionary jurisdiction of Florida Supreme Court pending; stayed pending resolution of Hess v. Philip Morris USA, Inc.

Grossman	75%	15,350,000	(2)	22,500,000	Pending — Fourth DCA

Gafney	33%	1,914,000		—	Pending — Fourth DCA

Harford	18%	—		—	Plaintiff’s motion for new trial granted; new trial is scheduled for March 16, 2015

Cheeley	50%	1,500,000		2,000,000	Pending — Fourth DCA

Goveia	35%	297,500		2,250,000	Pending — Fifth DCA

Bowden	30%	1,500,000		—	Pending — First DCA

Burkhart	25%	2,500,000	(2)	1,250,000	Pending — Eleventh Circuit

Bakst	75%	4,504,000		14,000,000	Pending — Fourth DCA

Robinson	70.5%	16,900,000		16,900,000	Punitive damages remitted, remaining post-trial motions denied

Harris	15%	239,000		—	Post-trial motions are pending(3)

Wilcox	70%	4,900,000		8,500,000	Post-trial motions denied

Irimi	14.5%	—		—	Defendants’ motion for a new trial granted

Hubbird	50%	3,000,000	(2)	25,000,000	Pending — Third DCA

Lourie	3%	41,000		—	Pending — Second DCA

Kerrivan	31%	4,898,000		9,600,000	Post-trial motions are pending(3)

Taylor	58%	4,116,000	(2)	521,000	Pending — First DCA

Schleider	70%	14,700,000		—	Final judgment has not been entered

Perrotto	20%	818,000		—	Post-trial motions are pending

Ellen Gray	50%	3,000,000		—	Final judgment has not been entered

Totals		$136,123,200		$163,242,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

As of December 31, 2014, outstanding judgments in favor of the Engle Progeny plaintiffs have been entered and remain outstanding against RJR Tobacco in the amount of $136,123,200 in compensatory damages (as adjusted) and in the amount of $163,242,000 in punitive damages, for a total of $299,365,200. All of these verdicts are at various stages in the appellate process. RJR Tobacco continues to believe that it has valid defenses in these cases, including case-specific issues beyond the due process issue discussed above. It is the policy of RJR Tobacco and its affiliates to vigorously defend all smoking and health claims, including in Engle Progeny cases.

Should RJR Tobacco not prevail in any particular individual Engle Progeny case or determine that in any individual Engle Progeny case an unfavorable outcome has become probable and the amount can be reasonably estimated, a loss would be recognized, which could have a material adverse effect on earnings and cash flows of RAI in a particular quarter or year. This position on loss recognition for Engle Progeny cases as of December 31, 2014, is consistent with RAI’s and RJR Tobacco’s historic position on loss recognition for other smoking and health litigation. It is also the policy of RJR Tobacco to record any loss concerning litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated on an individual case-by-case basis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

Scheduled Trials.    Trial schedules are subject to change, and many cases are dismissed before trial. It is likely that RJR Tobacco and other cigarette manufacturers will have an increased number of tobacco-related trials in 2015. There are six cases, exclusive of Engle Progeny cases, scheduled for trial as of December 31, 2014 through December 31, 2015, for RJR Tobacco or its affiliates and indemnitees: two non-smoking and health cases and four individual smoking and health cases. There are approximately 76 Engle Progeny cases against RJR Tobacco and/or B&W set for trial through December 31, 2015, but it is not known how many of these cases will actually be tried.

Trial Results.    From January 1, 2011 through December 31, 2014, 127 smoking and health, Engle Progeny and health-care cost recovery cases in which RJR Tobacco or B&W were defendants were tried, including seven trials for cases where mistrials were declared in the original proceedings. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 64 cases, including 19 mistrials, tried in Florida (61), Missouri (1) and West Virginia (2). Verdicts in favor of the plaintiffs were returned in 58 cases tried in Florida and one in New York. Three cases in Florida were dismissed during trial. One case in Florida was a retrial only as to the amount of damages.

In the fourth quarter of 2014, 11 Engle Progeny cases in which RJR Tobacco was a defendant were tried:

•

In Lourie v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, Barbara Lourie, to be 63% at fault, RJR Tobacco to be 3% at fault and the remaining defendants collectively to be 34% at fault, and awarded approximately $1.37 million in compensatory damages. Punitive damages were not awarded.

•

In Kerrivan v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the plaintiff to be 19% at fault, RJR Tobacco to be 31% at fault and the remaining defendant to be 50% at fault; and awarded $15.8 million in compensatory damages, and $9.6 million and $15.7 million in punitive damages against RJR Tobacco and the remaining defendant, respectively.

•	In Russo v. Philip Morris USA, Inc., the court declared a mistrial because of the inability to seat a jury.

•	In Bishop v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants, including RJR Tobacco.

•

In Taylor v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the plaintiff to be 42% at fault and RJR Tobacco to be 58% at fault, and awarded approximately $4.5 million in compensatory damages and approximately $521,000 in punitive damages.

•	In the Webb v. R. J. Reynolds Tobacco Co. damages retrial, the jury returned a verdict of $900,000 in compensatory damages and $450,000 in punitive damages.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

•

In Schleider v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, Andrew Schleider, to be 30% at fault and RJR Tobacco to be 70% at fault, and awarded $21 million in compensatory damages.

•

In Perrotto v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, Nicholas Perrotto, to be 49% at fault, RJR Tobacco to be 20% at fault and the remaining defendants collectively to be 31% at fault, and awarded approximately $4.1 million in compensatory damages, but refused to award punitive damages.

•

In the Andy Allen v. R. J. Reynolds Tobacco Co. retrial, the jury returned a verdict in favor of the plaintiff, found the decedent to be 70% at fault, RJR Tobacco to be 24% at fault and the remaining defendant to be 6% at fault, and awarded $3.1 million in compensatory damages and approximately $7.8 million in punitive damages against each defendant.

•	In Starbuck v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants, including RJR Tobacco.

•	In Haliburton v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco.

In addition, since the end of the fourth quarter of 2014, a decision was entered in the following Engle Progeny case:

•

In Gray v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, Henry Gray, to be 50% at fault and RJR Tobacco to be 50% at fault, and awarded $6 million in compensatory damages. Punitive damages were not awarded.

For a detailed description of the above-described cases, see “— Engle and Engle Progeny Cases” below.

In the fourth quarter of 2014, no non-Engle Progeny individual smoking and health cases in which RJR Tobacco was a defendant were tried.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The following chart reflects the verdicts in the non-Engle Progeny smoking and health cases or health-care cost recovery cases that have been tried and remain pending as of December 31, 2014, in which verdicts have been returned against RJR Tobacco or B&W, or both. For information on the verdicts in the Engle Progeny cases that have been tried and remain pending as of December 31, 2014, in which verdicts have been returned against RJR Tobacco or B&W, or both, see the Engle Progeny cases chart above. For information on the post-trial status of individual smoking and health cases and the governmental health-care cost recovery case, see “— Individual Smoking and Health Cases,” and “— Health-Care Cost Recovery Cases — U.S. Department of Justice Case,” respectively, below:

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

Individual Smoking and Health Cases

As of December 31, 2014, 96 individual cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II, Engle Progeny or West Virginia IPIC cases discussed below. A total of 94 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining two cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to environmental tobacco smoke, referred to as ETS.

Below is a description of the non-Engle Progeny individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2014 to December 31, 2014, or remained on appeal as of December 31, 2014.

On May 26, 2010, the jury returned a verdict in favor of the plaintiff in Izzarelli v. R. J. Reynolds Tobacco Co., a case filed in December 1999 in the U.S. District Court for the District of Connecticut. The plaintiff sought to recover damages for personal injuries that the plaintiff alleges she sustained as a result of unsafe and unreasonably dangerous cigarette products and for economic losses she sustained as a result of unfair trade practices of the defendant. The jury found RJR Tobacco to be 58% at fault and the plaintiff to be 42% at fault, awarded $13.9 million in compensatory damages and found the plaintiff to be entitled to punitive damages. In December 2010, the court awarded the plaintiff $3.97 million in punitive damages. Final judgment was entered in December 2010, in the amount of $11.95 million. The court granted the plaintiff’s motion for offer of judgment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

interest, and awarded the plaintiff $15.8 million for the period of December 6, 1999 up to and including December 5, 2010, and approximately $4,000 per day thereafter until an amended judgment was entered. The amended judgment was entered in the amount of approximately $28.1 million in March 2011. RJR Tobacco filed a notice of appeal in September 2011, and the plaintiff thereafter cross appealed with respect to the punitive damages award. In September 2013, the U.S. Court of Appeals for the Second Circuit issued an opinion that certified the following question to the Connecticut Supreme Court: “Does Comment i to section 402A of the Restatement (Second) of Torts preclude a suit premised on strict products liability against a cigarette manufacturer based on evidence that the defendant purposefully manufactured cigarettes to increase daily consumption without regard to the resultant increase in exposure to carcinogens, but in the absence of evidence of any adulteration or contamination?” Subsequently, the plaintiff submitted a motion to the U.S. Court of Appeals for the Second Circuit to amend the certification order to add a second question to the Connecticut Supreme Court: “Does Comment i to section 402A of the Restatement (Second) of Torts preclude a claim under the [Connecticut Products Liability Act] against a cigarette manufacturer for negligence (in the design of its cigarette products)?” The Second Circuit denied the plaintiff’s motion. The Connecticut Supreme Court accepted the certified question and denied the plaintiff’s request to amend the question with the same additional question that the plaintiff proposed to the Second Circuit. Briefing is complete. The Second Circuit has retained jurisdiction over the parties’ appeals and will decide the case after the Connecticut Supreme Court has completed its proceedings.

On June 19, 2013, in Whitney v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants, including RJR Tobacco. The case was filed in January 2011, in the Circuit Court, Alachua County, Florida. The plaintiff alleged that as a result of using the defendants’ products, she suffers from lung cancer and emphysema. Final judgment was entered in July 2013. The plaintiff filed a notice of appeal to the First DCA, and the defendants filed a notice of cross appeal in August 2013. On December 5, 2014, the First DCA reversed the trial court’s directed verdict in favor of the defendants on the defect claims and remanded the case for a new trial. The defendants filed a motion for panel rehearing, rehearing en banc, or certification to the Florida Supreme Court on January 6, 2015. A decision is pending.

West Virginia IPIC

In re: Tobacco Litigation Individual Personal Injury Cases began in 1999, in West Virginia state court, as a series of roughly 1,200 individual plaintiff cases making claims with respect to cigarettes manufactured by Philip Morris, Lorillard, RJR Tobacco, B&W and The American Tobacco Company. The cases were consolidated for a Phase I trial on various defense conduct issues, to be followed in Phase II by individual trials of any claims left standing. Over the years, approximately 600 individual plaintiff claims were dismissed for failure to comply with the case management order, leaving 564 individual cases pending as of April 2013. On April 15, 2013, the Phase I jury trial began and ended with a virtually complete defense verdict on May 15, 2013. The jury found that cigarettes were not defectively designed, were not defective due to a failure to warn prior to July 1, 1969, that defendants were not negligent, did not breach warranties and did not engage in conduct which would warrant punitive damages. The only claim remaining after the verdict was the jury’s finding that all ventilated filter cigarettes manufactured and sold between 1964 and July 1, 1969 were defective for a failure to instruct. The defendants believe that there are only 30 plaintiffs remaining who arguably claim to have smoked a ventilated filter cigarette during the relevant period. The court initially entered judgment on the verdict identifying the 30 plaintiffs remaining, but vacated those orders as premature (leaving to a later day the task of identifying the plaintiffs who might be able to assert a ventilated filter failure to instruct claim during the narrow relevant period). The court entered a new judgment in October 2013, dismissing all claims lost by the plaintiffs and purporting to make those claims and all of the jury rulings immediately subject to appeal. The plaintiffs filed a notice of appeal to the West Virginia Supreme Court of Appeals in November 2013. The defendants briefed the issues and reserved the right to challenge the ventilated filter claim in the event any plaintiff pursues and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

succeeds on such a claim. In November 2014, the West Virginia Supreme Court affirmed the verdict, issuing an opinion without oral argument. In January 2015, the plaintiffs’ petition for rehearing was denied. The trial court has set February 26, 2015, for a hearing to address the remaining ventilated filter claim, which is not expected to result in more than 30 remaining plaintiffs.

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

In the wake of the Florida Supreme Court ruling, thousands of individuals filed separate lawsuits seeking to benefit from the Engle findings. As of December 31, 2014, RJR Tobacco was a defendant in 3,885 Engle Progeny cases in both state and federal courts in Florida. These cases include approximately 4,959 plaintiffs. Many of these cases are in active discovery or nearing trial.

At the beginning of the Engle Progeny litigation, a central issue was the proper use of the preserved Engle findings. RJR Tobacco has argued that use of the Engle findings to establish individual elements of progeny claims (such as defect, negligence and concealment) is a violation of federal due process. In 2013, however, both the Florida Supreme Court and the Eleventh Circuit rejected that argument. RJR Tobacco continues to press various other factual and legal defenses as appropriate in each case, including defenses based on express and implied preemption.

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

Below is a description of the Engle Progeny cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2014 to December 31, 2014, or remained on appeal as of December 31, 2014.

On February 25, 2010, in Grossman v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Broward County, Florida, the court declared a mistrial due to the jury’s inability to reach a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

On March 10, 2010, in Cohen v. R. J. Reynolds Tobacco Co., a case filed in May 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff. The plaintiff alleged that the decedent, Nathan Cohen, developed lung cancer as a result of using the defendants’ products, and sought in excess of $15,000 in compensatory damages and unspecified punitive damages. On March 24, 2010, the jury awarded the plaintiff $10 million in compensatory damages, and found the decedent to be 33.3% at fault, RJR Tobacco to be 33.3% at fault and the remaining defendant to be 33.3% at fault. The jury also awarded $20 million in punitive damages, of which $10 million was assigned to RJR Tobacco. In July 2010, the court entered final judgment against RJR Tobacco in the amount of $3.33 million in compensatory damages and $10 million in punitive damages. The court entered an amended judgment in September 2010 to include interest from the date of the verdict. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $2.5 million. In September 2012, the Fourth DCA affirmed the liability finding and the compensatory damages award, but reversed the finding of entitlement to punitive damages, and remanded the case for a retrial limited to the issue of liability for concealment and conspiracy. The defendants and the plaintiff filed separate notices to invoke the discretionary jurisdiction of the Florida Supreme Court in January 2013. In February 2014, the Florida Supreme Court, on its own motion, consolidated the petitions for review filed by the plaintiff and RJR Tobacco and stayed the petitions pending disposition by the court of Hess v. Philip Morris USA, Inc., which deals with the application of the statute of repose as an affirmative defense to claims of fraudulent concealment and conspiracy to commit fraudulent concealment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

On May 20, 2010, in Buonomo v. R. J. Reynolds Tobacco Co., a case filed in October 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 77.5% at fault and the decedent, Matthew Buonomo, to be 22.5% at fault, and awarded $5.2 million in compensatory damages and $25 million in punitive damages. The plaintiff alleged that the decedent was addicted to cigarettes and, as a result, developed one or more smoking-related medical conditions and/or diseases and sought an unspecified amount of compensatory and punitive damages. Post-trial motions were denied, but the court, in accordance with the Florida statutory limitation on punitive damage awards, ordered the punitive damage award of $25 million be reduced to $15.7 million — three times the compensatory damages award of $5.2 million. In August 2010, the court entered final judgment in the amount of $4.06 million in compensatory damages and $15.7 million in punitive damages. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $5 million. The plaintiff also filed a notice of appeal. In September 2013, the Fourth DCA affirmed the final judgment and damages award to the plaintiff on strict liability and negligence. However, the court reversed the judgment entered for the plaintiff on the claims for fraudulent concealment and conspiracy to commit fraud by concealment due to the erroneous striking of RJR Tobacco’s statute of repose defense. As a result, the punitive damages award was set aside and remanded for a new trial. In December 2013, the Fourth DCA denied RJR Tobacco’s motion for rehearing. In January 2014, RJR Tobacco and the plaintiff filed notices to invoke the discretionary jurisdiction of the Florida Supreme Court. In June 2014, the Florida Supreme Court stayed the petitions for review pending disposition by the court of Hess v. Philip Morris USA Inc., described above. Despite the stay, the trial court determined in October 2014 that the original $25 million punitive damages award was not excessive and would be reinstated if the plaintiff prevails on the repose issue.

On October 15, 2010, in Frazier v. Philip Morris USA Inc., now known as Russo v. Philip Morris USA Inc., a case filed in December 2007 in the Circuit Court, Miami-Dade County, Florida, the jury returned a verdict in favor of the defendants. The plaintiff alleged that as a result of smoking the defendants’, including RJR Tobacco’s, products she developed chronic obstructive pulmonary disease, and sought in excess of $15,000 in compensatory damages and unspecified punitive damages. Final judgment was entered in February 2011. The plaintiff filed a notice of appeal to the Third DCA, and the defendants filed a notice of cross appeal. In April 2012, the Third DCA reversed the trial court’s judgment, directed entry of judgment in the plaintiff’s favor and ordered a new trial. In July 2012, the defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. The Florida Supreme Court accepted jurisdiction of the case in September 2013. Oral argument in the Florida Supreme Court occurred on April 30, 2014. A decision is pending. The new trial began on October 14, 2014, but on October 22, 2014, the court declared a mistrial because of the inability to seat a jury. Retrial is scheduled for April 6, 2015.

On November 15, 2010, in Webb v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Levy County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 90% at fault and the decedent, James Horner, to be 10% at fault, and awarded $8 million in compensatory damages and $72 million in punitive damages. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent developed one or more smoking-related diseases, and sought in excess of $15,000 in compensatory and unspecified punitive damages. The court entered judgment, and RJR Tobacco appealed to the First DCA and posted a supersedeas bond in the amount of $5 million. That court affirmed the liability verdict, but ordered a remittitur or a new trial on damages. On remand, the trial court remitted the compensatory damages

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

award to $4 million and the punitive damages award to $25 million. The plaintiff consented to the remitted judgment, and RJR Tobacco rejected the remittitur and demanded a new trial on damages. Nonetheless, the trial court entered the remitted judgment. RJR Tobacco again appealed to the First DCA. In the second appeal, the First DCA found that the trial court erred in concluding that only the plaintiff had the right to choose between accepting the remittitur and proceeding with a new trial. The First DCA thus ordered a new trial on damages. The new trial on damages began on November 3, 2014, and on November 12, 2014, the jury returned a verdict of $900,000 in compensatory damages and $450,000 in punitive damages. Final judgment was entered against RJR Tobacco in the amount of $1.26 million, and the plaintiff’s motion for a new trial as to the amount of punitive damages was denied in December 2014.

On April 26, 2011, in Andy Allen v. R. J. Reynolds Tobacco Co., a case filed in September 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 45% at fault, the decedent, Patricia Allen, to be 40% at fault and the remaining defendant to be 15% at fault, and awarded $6 million in compensatory damages and $17 million in punitive damages against each defendant. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent developed chronic obstructive pulmonary disease, and sought in excess of $15,000 in compensatory damages. Final judgment was entered against RJR Tobacco in the amount of $19.7 million in May 2011. In October 2011, the trial court entered a remittitur of the punitive damages to $8.1 million and denied all other post-trial motions. The defendants filed a joint notice of appeal, RJR Tobacco posted a supersedeas bond in the amount of $3.75 million, and the plaintiff filed a notice of cross appeal in November 2011. In May 2013, the First DCA reversed the trial court’s judgment and remanded the case for a new trial. As a result, RJR Tobacco’s bond was returned. In August 2013, the plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In February 2014, the Florida Supreme Court declined to accept jurisdiction. The new trial began on November 1, 2014, and on November 26, 2014, the jury returned a verdict in favor of the plaintiff, found the decedent to be 70% at fault, RJR Tobacco to be 24% at fault and the remaining defendant to be 6% at fault, and awarded $3.1 million in compensatory damages and approximately $7.8 million in punitive damages against each defendant. Post-trial motions are pending. Final judgment has not been entered.

On May 20, 2011, in Jewett v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 20% at fault, the decedent, Barbara Jewett, to be 70% at fault and the remaining defendant to be 10% at fault, and awarded $1.1 million in compensatory damages and no punitive damages. The plaintiff alleged that the decedent was addicted to cigarettes and as a result of her addiction, developed chronic obstructive pulmonary disease, emphysema and respiratory failure, and sought in excess of $15,000 in compensatory damages. Final judgment was entered in June 2011. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $218,600. In November 2012, the First DCA reversed the judgment and remanded the case for a new trial. The plaintiff and the defendants filed separate notices to invoke the discretionary jurisdiction of the Florida Supreme Court in March 2013. In February 2014, the Florida Supreme Court declined to accept jurisdiction. The new trial has not been scheduled.

On June 16, 2011, in Soffer v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Alachua County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 40% at fault, the decedent, Maurice Soffer, to be 60% at fault, and awarded $5 million in compensatory damages and no punitive damages. The plaintiff alleged that the decedent was addicted to cigarettes and, as a result, developed lung cancer and other smoking-related conditions and/or diseases, and sought in excess of $15,000 in compensatory damages. Final judgment was entered against RJR Tobacco in the amount of $2 million. The plaintiff filed a notice of appeal to the First DCA in July 2011. RJR Tobacco filed a notice of cross appeal and posted a supersedeas bond in the amount of $2 million. In October 2012, the First DCA affirmed the trial court’s ruling in full. On the direct appeal, the court held that only intentional torts could support a punitive damages claim and held that Engle Progeny plaintiffs may not seek punitive damages for negligence or strict liability

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

because the original Engle class did not seek punitive damages for those claims. The First DCA certified the question to the Florida Supreme Court as one of great public importance. On the cross appeal, the court rejected RJR Tobacco’s arguments about the use of the Engle findings and the statute of limitations. RJR Tobacco filed a motion for rehearing or for certification to the Florida Supreme Court and the plaintiff filed a motion for rehearing or rehearing en banc. In January 2013, the First DCA granted rehearing on RJR Tobacco’s cross appeal to clarify that the trial court’s application of Engle findings did not violate RJR Tobacco’s due process rights. Otherwise, rehearing, rehearing en banc and certification were denied. RJR Tobacco and the plaintiff both filed notices to invoke the discretionary jurisdiction of the Florida Supreme Court. In February 2014, the Florida Supreme Court declined to accept jurisdiction of RJR Tobacco’s petition for review and accepted the plaintiff’s petition for review of the First DCA’s decision. Oral argument occurred on December 4, 2014. A decision is pending.

On July 15, 2011, in Ciccone v. R. J. Reynolds Tobacco Co., a case filed in August 2004, in the Circuit Court, Broward County, Florida, a jury returned a verdict finding the plaintiff is a member of the Engle class. The plaintiff alleged that as a result of the use of the defendant’s tobacco products, the decedent, George Ciccone, suffered from nicotine addiction and one or more smoking-related diseases and/or medical conditions, and sought an unspecified amount of compensatory and punitive damages. On July 21, 2011, the jury awarded approximately $3.2 million in compensatory damages and $50,000 in punitive damages. The jury found the decedent to be 70% at fault and RJR Tobacco to be 30% at fault. Final judgment was entered in September 2011, and RJR Tobacco filed a notice of appeal to the Fourth DCA. RJR Tobacco posted a supersedeas bond in the amount of approximately $1 million on October 17, 2011. In August 2013, the Fourth DCA affirmed the judgment of the trial court, but reversed the punitive damages award and remanded the case to the trial court for entry of a final judgment that eliminates the punitive damages award. RJR Tobacco’s motion for rehearing or rehearing en banc was denied in November 2013. The Florida Supreme Court accepted jurisdiction of the case in June 2014. Oral argument occurred on December 4, 2014. A decision is pending.

On September 15, 2011, in Ojeda v. R. J. Reynolds Tobacco Co., a case filed in October 2007, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of RJR Tobacco. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent, Juan Ojeda, suffered from one or more smoking-related medical conditions and/or diseases, and sought an unspecified amount of damages. Final judgment was entered in September 2011. The plaintiff filed a notice of appeal to the Third DCA in October 2012. In July 2014, the Third DCA affirmed, per curiam, the trial court’s final judgment. The plaintiff did not seek further review.

On January 24, 2012, in Hallgren v. R. J. Reynolds Tobacco Co., a case filed in April 2007, in the Circuit Court, Highlands County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Claire Hallgren, to be 50% at fault, RJR Tobacco to be 25% at fault, and the remaining defendant to be 25% at fault, and awarded $2 million in compensatory damages and $750,000 in punitive damages against each defendant. The plaintiff alleged that the decedent was addicted to the defendants’ products, and as a result, suffered from lung cancer, and sought in excess of $15,000 in compensatory damages and unspecified punitive damages. In March 2012, the court entered final judgment in the amount of approximately $1 million for which RJR Tobacco and the other defendant are jointly and severally liable; and $750,000 in punitive damages against each defendant. The defendants filed a joint notice of appeal to the Second DCA, and RJR Tobacco posted a supersedeas bond in the amount of approximately $1.3 million in May 2012. The plaintiff filed a notice of cross appeal. In October 2013, the Second DCA affirmed the trial court’s ruling that punitive damages can be awarded for negligence and strict liability claims as well as for the intentional tort claims brought under Engle. The court certified a conflict with the First DCA’s decision in Soffer and the Fourth DCA’s decision in Ciccone. The court also certified the following question to be of great public importance — “Are members of the Engle class who pursue individual damages actions in accordance with the decision in Engle v. Liggett Group, Inc., entitled to pursue punitive damages under claims for strict liability and negligence?” In November 2013, the defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In June 2014, the Florida Supreme Court stayed the petition pending disposition of Russo v. Philip Morris USA Inc., described above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

On February 29, 2012, in Marotta v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Broward County, Florida, the court declared a mistrial during jury prequalification. The plaintiff alleged that the decedent, Phil Marotta, was addicted to cigarettes and, as a result, suffered from lung cancer. The plaintiff sought compensatory damages in excess of $75,000, punitive damages, costs and pre-judgment interest. Retrial began on March 7, 2013. On March 20, 2013, a jury returned a verdict in favor of the plaintiff, found the decedent to be 42% at fault and RJR Tobacco to be 58% at fault and awarded $6 million in compensatory damages and no punitive damages. Final judgment was entered against RJR Tobacco in the amount of $3.48 million, and RJR Tobacco filed a notice of appeal to the Fourth DCA in April 2013. The plaintiff filed a notice of cross appeal in May 2013. Briefing is underway.

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

On August 10, 2012, in Hancock v. Philip Morris USA Inc., a case filed in January 2008, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Edna Siwieck, to be 90% at fault, RJR Tobacco to be 5% at fault and the remaining defendant to be 5% at fault. However, the jury did not award compensatory damages and found that the plaintiff was not entitled to punitive damages. The court determined that the jury verdict was inconsistent due to the parties previously stipulating to $110,200 in medical expenses, which is subject to the allocation of fault. The defendants agreed to an additur for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

that amount. The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from chronic obstructive pulmonary disease. The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and interest. Final judgment was entered against RJR Tobacco in the amount of $705 in October 2012. The stipulated amount was reduced by the defendants’ motion to reduce economic damages by collateral sources. The plaintiff filed a notice of appeal to the Fourth DCA, and the defendants filed a notice of cross appeal in November 2012. Briefing is complete. Oral argument is scheduled for March 24, 2015.

On September 19, 2012, in Baker v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of the defendant, RJR Tobacco. The plaintiff alleged that as a result of using the defendant’s products, the decedent, Elmer Baker, suffered from lung cancer. The plaintiff sought compensatory damages in excess of $15,000, costs and interest. Final judgment was entered in January 2013, in favor of RJR Tobacco. The plaintiff filed a notice of appeal to the Fourth DCA, and RJR Tobacco filed a notice of cross appeal in February 2013. Oral argument occurred on January 20, 2015. A decision is pending.

On September 20, 2012, in Sikes v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Jimmie Sikes, to be 49% at fault and RJR Tobacco to be 51% at fault, and awarded $4.1 million in compensatory damages and $2 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s product, the decedent suffered from chronic obstructive pulmonary disease, and sought in excess of $15,000 of compensatory damages. Final judgment was entered against RJR Tobacco in the amount of $6.1 million on June 3, 2013. On June 25, 2013, the court entered a corrected final judgment against RJR Tobacco in the amount of $5.5 million and vacated the June 3, 2013 final judgment. RJR Tobacco filed a notice of appeal to the First DCA, and posted a supersedeas bond in the amount of $5 million in July 2013. In July 2014, the First DCA affirmed the trial court’s decision, per curiam, but following the Hiott case, certified a conflict to the Florida Supreme Court with Hess v. Philip Morris USA Inc., both cases are described above. In August 2014, RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. The Florida Supreme Court stayed the case pending disposition of Hess v. Philip Morris USA, Inc.

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

On October 18, 2012, in Schlenther v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Hillsborough County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Beverly Schlenther, to be 50% at fault and RJR Tobacco to be 50% at fault, and awarded $5 million in compensatory damages and $2.5 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from chronic obstructive pulmonary disease and heart disease. The plaintiff sought compensatory and punitive damages, costs and interest. In April 2013, the court vacated the punitive damage award, granted a new trial on entitlement to punitive damages and the amount of any such damages and abated the new trial pending the Florida Supreme Court decision in Soffer v. R. J. Reynolds Tobacco Co., described above. The plaintiff filed a notice of appeal to the Second DCA of the order granting RJR Tobacco’s motion for a new trial, and RJR Tobacco filed a notice of cross appeal of the same order. In October 2013, the trial court entered a partial final judgment against RJR Tobacco in the amount of $5.03 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

in compensatory damages with no reduction for comparative fault. RJR Tobacco filed a notice of appeal of the partial final judgment. In November 2013, the plaintiff filed a motion to temporarily relinquish jurisdiction to the trial court to permit the trial court to enter a final judgment based on the decision in Hallgren, described above. The Second DCA granted the plaintiff’s motion, and jurisdiction was relinquished for 45 days. In December 2013, the trial court denied the defendant’s post-trial motions, including RJR Tobacco’s motion for a new trial, and entered final judgment against RJR Tobacco in the amount of $5 million for compensatory damages, $29,705 for funeral expenses and $2.5 million in punitive damages. Both parties filed voluntary dismissals of their prior appeals. RJR Tobacco subsequently filed a notice of appeal in December 2013 to the Second DCA of the final judgment and posted a supersedeas bond in the amount of $5 million in January 2014. In September 2014, the Second DCA affirmed the trial court’s judgment, per curiam. RJR Tobacco’s motion for certification or written opinion was denied on November 20, 2014. After evaluation of the case, on December 19, 2014, RJR Tobacco paid approximately $9.6 million in satisfaction of the judgment.

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

On December 12, 2012, in Virginia Williams v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Milton Williams, to be 15% at fault and RJR Tobacco to be 85% at fault, and awarded $5 million in compensatory damages. Punitive damages were not sought. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from pharyngeal cancer, and sought an unspecified amount of damages. Final judgment was entered against RJR Tobacco in the amount of $4.25 million in compensatory damages in January 2013. RJR Tobacco filed a notice of appeal to the Third DCA and posted a supersedeas bond in the amount of $4.25 million, and the plaintiff filed a notice of cross appeal in August 2013. In September 2014, the Third DCA affirmed the trial court’s judgment. RJR Tobacco’s motion for clarification and rehearing en banc was denied on October 21, 2014. After evaluation of the case, on November 7, 2014, RJR Tobacco paid approximately $4.7 million in satisfaction of the judgment.

On February 11, 2013, in Evers v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Hillsborough County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Jacqueline Loyd, to be 31% at fault, RJR Tobacco to be 60% at fault, and the remaining defendant to be 9% at fault, and awarded $3.23 million in compensatory damages and $12.36 million in punitive damages against RJR Tobacco only. The plaintiff alleged that as a result of using the defendants’ products, the decedent became addicted and suffered from smoking-related diseases and/or conditions, and sought an unspecified amount of damages. In March 2013, the court granted the defendants’ post-trial motions for directed verdict on fraudulent concealment, conspiracy and punitive damages. As a result, the $12.36 million punitive damages award was set aside. The plaintiff’s motion to reconsider directed verdict as to concealment, conspiracy and punitive damages was denied in April 2013. The plaintiff filed a notice of appeal to the Second DCA, the defendants filed a notice of cross appeal, and RJR Tobacco posted a supersedeas bond in the amount of $1.77 million in May 2013. Oral argument occurred on December 3, 2014. A decision is pending.

On February 13, 2013, in Schoeff v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

On April 18, 2013, in Aycock v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Richard Aycock, to be 27.5% at fault and RJR Tobacco to be 72.5% at fault, and awarded $5.9 million in compensatory damages. Punitive damages were not awarded. The plaintiff alleged that the decedent was addicted to cigarettes manufactured by the defendant and, as a result, suffered from lung cancer, and sought an unspecified amount of compensatory and punitive damages. Final judgment was entered against RJR Tobacco in the amount of $4.28 million in April 2013. RJR Tobacco filed a notice of appeal to the Eleventh Circuit in September 2013, and posted a supersedeas bond in the amount of $4.32 million in October 2013. On October 16, 2014, the Eleventh Circuit reversed the final judgment and remanded the case for a new trial. In January 2015, the parties resolved the case through the “offer of judgment” process described above in “— Litigation Affecting the Cigarette Industry.”

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

On May 23, 2013, in Earl Graham v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Faye Graham, to be 70% at fault, RJR Tobacco to be 20% at fault and the remaining defendant to be 10% at fault, and awarded $2.75 million in compensatory damages. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent became addicted to smoking cigarettes which resulted in her death, and sought an unspecified amount of damages. Final judgment was entered against RJR Tobacco in the amount of $550,000 in May 2013. The defendants filed a joint notice of appeal to the Eleventh Circuit, and RJR Tobacco posted a supersedeas bond in the amount of approximately $556,000 in October 2013. Oral argument occurred on November 20, 2014. A decision is pending.

On June 4, 2013, in Starr-Blundell v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Lucy Mae Starr, to be 80% at fault, RJR Tobacco to be 10% at fault and the remaining defendant to be 10% at fault, and awarded $500,000 in compensatory damages. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent suffered from lung cancer and other smoking-related diseases and/or conditions, and sought in excess of $15,000 in damages. The court entered final judgment in the amount of $50,000 against each defendant in November 2013. The plaintiff filed a notice of appeal to the First DCA, and the defendants filed a notice of cross appeal in December 2013. RJR Tobacco posted a supersedeas bond in the amount of $50,000 in December 2013. Briefing is complete. Oral argument has not been scheduled.

On June 7, 2013, in Odum v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Ethelene Hazouri, to be 50% at fault and RJR Tobacco to be 50% at fault, and awarded $200,000 in compensatory damages. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent suffered from lung cancer, and sought an unspecified amount of damages. Final judgment was entered against RJR Tobacco in the amount of $264,000, for damages and taxable costs, in November 2013. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of approximately $264,000 in December 2013. On October 20, 2014, the First DCA affirmed the final judgment, per curiam. After evaluation of the case, on November 7, 2014, RJR Tobacco paid approximately $276,000 in satisfaction of the judgment.

On June 14, 2013, in Skolnick v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Leo Skolnick, to be 40% at fault, RJR Tobacco to be 30% at fault and the remaining defendant to be 30% at fault, and awarded $2.56 million in compensatory damages. The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from lung cancer, and sought in excess of $15,000 in compensatory damages and unspecified punitive damages. The court entered final judgment against RJR Tobacco in the amount of $766,500 in July 2013. The defendants filed a joint notice of appeal to the Fourth DCA, and the plaintiff filed a notice of cross appeal in December 2013. RJR Tobacco posted a supersedeas bond in the amount of $767,000 in March 2014. Briefing is complete. Oral argument has not been scheduled.

On June 19, 2013, in Thibault v. R. J. Reynolds Tobacco Co., a case pending in the Circuit Court, Escambia County, Florida, the jury returned a verdict in favor of the plaintiff, found the decedent, Evelyn Thibault, to be 30% at fault and RJR Tobacco to be 70% at fault, and awarded $1.75 million in compensatory damages and $1.28 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

decedent suffered from chronic obstructive pulmonary disease, and sought an unspecified amount of compensatory and punitive damages. The court determined that comparative fault did not apply to reduce the amount of the verdict. In June 2013, the court entered final judgment against RJR Tobacco in the amount of $3.03 million. RJR Tobacco filed a notice of appeal to the First DCA in August 2013. RJR Tobacco posted a supersedeas bond in the amount of $3.03 million in September 2013. On October 13, 2014, the First DCA affirmed the trial court’s judgment, per curiam. The First DCA also certified a conflict to the Florida Supreme Court with Hess v. Philip Morris USA, Inc., described above. On October 22, 2014, RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. The Florida Supreme Court stayed the case pending disposition of Hess v. Philip Morris USA, Inc.

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

On November 15, 2013, in Chamberlain v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that as a result of smoking the defendants’ products, he suffers from chronic obstructive pulmonary disease and lung cancer, and sought an unspecified amount of compensatory and punitive damages. Final judgment was entered in favor of the defendants in November 2013. The plaintiff’s motion for a new trial was denied in April 2014. The plaintiff filed a notice of appeal to the Eleventh Circuit on June 27, 2014. On December 3, 2014, the Eleventh Circuit dismissed the plaintiff’s merits appeal for lack of jurisdiction. At this time, it is unknown if the plaintiff will seek further review.

On January 9, 2014, in Bush v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Escambia County, Florida, the court declared a mistrial due to the inability to seat a jury. The plaintiff alleged that as a result of his use of the defendants’ products, he suffers from nicotine addiction and one or more smoking-related diseases and/or conditions, and sought an unspecified amount of compensatory damages. The new trial has not been scheduled.

On January 27, 2014, in Harford v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the plaintiff to be 82% at fault and RJR Tobacco to be 18% at fault, and awarded $330,000 in compensatory damages. The plaintiff alleged that as a result of his use of the defendant’s products, he suffers from addiction and lung cancer, and sought an unspecified amount of compensatory and punitive damages. The court granted the plaintiff’s motion for a new trial on compensatory damages in October 2014. The new trial is scheduled for March 16, 2015.

On January 31, 2014, in Cheeley v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Georgia Cheeley, to be 50% at fault and RJR Tobacco to be 50% at fault, and awarded $3 million in compensatory damages and $2 million in punitive damages. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent suffered from one or more smoking-related conditions and/or diseases, and sought in excess of $15,000 in compensatory damages. The court entered final judgment against RJR Tobacco in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

the amount of $1.5 million in compensatory damages and $2 million in punitive damages. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $3.5 million in April 2014. The plaintiff filed a notice of cross appeal in May 2014. Briefing is underway.

On February 3, 2014, in Deshaies v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of RJR Tobacco. The plaintiff alleged that as a result of smoking the defendant’s products, he suffers from one or more smoking-related conditions and/or diseases, and sought an unspecified amount of compensatory and punitive damages. Final judgment was entered in February 2014. The plaintiff’s post-trial motions were denied on January 13, 2015. At this time, it is unknown if the plaintiff will seek further review.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

On May 19, 2014, in Starbuck v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, the court declared a mistrial because the jury was unable to reach a unanimous verdict. The plaintiff alleged that he suffers from addiction and one or more smoking-related diseases and/or conditions. The plaintiff is seeking an unspecified amount of compensatory damages. Retrial began on December 1, 2014, and on December 16, 2014, the jury returned a verdict in favor of the defendants, including RJR Tobacco. At this time, it is unknown if the plaintiff will file post-trial motions or an appeal.

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

On June 25, 2014, in Davis v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that as a result of smoking the defendants’ products, she suffers from nicotine addiction and one or more smoking-related diseases and/or conditions. The plaintiff sought an unspecified amount of compensatory damages, costs and interest. Final judgment was entered on June 27, 2014. In October 2014, the court denied the plaintiff’s motion for a new trial. The plaintiff filed a notice of appeal to the Eleventh Circuit on December 1, 2014. On December 3, 2014, the plaintiff voluntarily dismissed the appeal.

On July 17, 2014, in Robinson v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Michael Johnson, Sr., to be 29.5% at fault and RJR Tobacco to be 70.5% at fault, and awarded $16.9 million in compensatory damages and determined that the plaintiff was entitled to punitive damages. On July 18, 2014, the jury awarded $23.6 billion in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from lung cancer. The plaintiff sought an unspecified amount of damages, costs and interest. The court entered partial judgment on compensatory damages against RJR Tobacco in the amount of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

$16.9 million in July 2014. On January 27, 2015, the court denied the defendant’s post-trial motions, but granted the defendant’s motion for remittitur of the punitive damages award. The punitive damages award was remitted to approximately $16.9 million. Either party may object to the remittitur within 10 days of the order. If either party files an objection, the case will be scheduled for a new trial on the issue of punitive damages.

On July 31, 2014, in Harris v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff. The jury allocated fault: (1) for the survival claim as follows: decedent — 60%, RJR Tobacco — 15%, and the remaining defendants (collectively) — 25%, and (2) for the wrongful death claim as follows: decedent — 70%, RJR Tobacco — 10%, and the remaining defendants (collectively) — 20%. The jury awarded $400,000 in compensatory damages for wrongful death and $1.3 million in compensatory damages for the survival claim. The jury declined to award punitive damages. The plaintiff alleged that as a result of smoking cigarettes manufactured by the defendants, the decedent, Gerald Harris, became addicted and suffered from unspecified smoking-related diseases and/or conditions. The plaintiff sought an unspecified amount of compensatory damages, costs and interest. Final judgment was entered in December 2014. Post-trial motions are pending.

On August 27, 2014, in Gore v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Indian River County, Florida, the court declared a mistrial because the jury returned a potentially inconsistent verdict. The jury found for the plaintiff on liability, but awarded no compensatory damages and determined that the plaintiff was entitled to punitive damages. The plaintiff alleged that as a result of using the defendants’ products, the decedent, Gloria Gore, suffered from addiction and one or more smoking-related diseases and/or conditions. The plaintiff sought an unspecified amount of damages. Retrial is scheduled to begin on March 9, 2015.

On August 28, 2014, in Wilcox v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Cleston Wilcox, to be 30% at fault and RJR Tobacco to be 70% at fault, and awarded $7 million in compensatory damages and $8.5 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from addiction and one or more smoking-related diseases and/or conditions. The plaintiff sought in excess of $15,000, taxable costs and interest. Final judgment was entered in September 2014 against RJR Tobacco in the amount of $4.9 million in compensatory damages and $8.5 million in punitive damages. Post-trial motions were denied on January 16, 2015. The deadline for RJR Tobacco to file a notice of appeal is February 17, 2015.

On August 28, 2014, in Irimi v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Dale Moyer, to be 70% at fault and RJR Tobacco to be 14.5% at fault, and the remaining defendants collectively to be 15.5% at fault, and awarded approximately $3.1 million in compensatory damages. The jury did not find entitlement to punitive damages. The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from one or more smoking-related illnesses and/or diseases. The plaintiff sought an unspecified amount of compensatory damages. Final judgment was entered against RJR Tobacco in the amount of approximately $453,000, and against the remaining defendants collectively in the amount of approximately $484,000. On January 29, 2015, the court granted the defendants’ motion for a new trial. The new trial has not been scheduled.

On August 29, 2014, in Hubbird v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, David Ellsworth, to be 50% at fault and RJR Tobacco to be 50% at fault, and awarded $3 million in compensatory damages and $25 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from smoking-related diseases and/or conditions. The plaintiff sought an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

unspecified amount of damages. Final judgment was entered against RJR Tobacco in the amount of $28 million. RJR Tobacco filed a notice of appeal to the Third DCA and posted a supersedeas bond in the amount of $5 million in December 2014. Briefing is underway.

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

On September 5, 2014, in Baum v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that as a result of using the defendants’ products, the decedent, Paul Baum, suffered from one or more smoking-related diseases and/or conditions. The plaintiff sought an unspecified amount of compensatory damages, costs and interest. The plaintiff’s motion for a new trial was denied in November 2014. In December 2014, the plaintiffs filed a notice of appeal to the Third DCA. The defendants filed a notice of cross appeal in January 2015. Briefing is underway.

On September 11, 2014, in Ellis v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of RJR Tobacco. The plaintiff alleged that as a result of using the defendant’s products, the decedent, Betty Owens, suffered bodily injury and died. The plaintiff sought an unspecified amount of damages. Final judgment has not been entered. At this time, it is unknown if the plaintiff will file post-trial motions or an appeal.

On September 26, 2014, in Morse v. Philip Morris USA, Inc., a case filed in January 2008, in the Circuit Court, Brevard County, Florida, the court declared a mistrial because of improper testimony by the plaintiff’s addiction witness. The plaintiff alleged that as a result of using the defendant’s products, the decedent, Jay Morse, suffered from one or more smoking-related diseases and/or conditions. The plaintiff sought an unspecified amount of damages, costs and interest. Retrial is scheduled for August 10, 2015.

On September 26, 2014, in Bryant v. R. J. Reynolds Tobacco Co., a case filed in August 2007, in the Circuit Court, Hillsborough County, Florida, the jury returned a verdict in favor of RJR Tobacco. The plaintiff alleged that as a result of using the defendant’s products, the decedent, Hayward Bryant, suffered from one or more smoking-related diseases and/or conditions. The plaintiff sought an unspecified amount of compensatory and punitive damages, including costs and interest. Final judgment was entered in September 2014. The plaintiff did not seek further review.

On October 10, 2014, in Lourie v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Hillsborough County, Florida, the jury returned a verdict in favor of the plaintiff, found the decedent, Barbara Lourie, to be 63% at fault, RJR Tobacco to be 3% at fault and the remaining defendants collectively to be 34% at fault, and awarded approximately $1.37 million in compensatory damages. Punitive damages were not awarded. The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from addiction and one or more smoking-related diseases and/or conditions. The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and interest. Post-trial motions were denied, final judgment was entered, and the defendants filed a joint notice of appeal to the Second DCA, in November 2014. RJR Tobacco posted a supersedeas bond in the amount of approximately $41,000. Briefing is underway.

On October 22, 2014, in Kerrivan v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, the jury returned a verdict in favor of the plaintiff, found the plaintiff to be 19% at fault, RJR Tobacco to be 31% at fault and the remaining defendant to be 50% at fault, and awarded $15.8 million in compensatory damages, and $9.6 million in punitive damages against RJR Tobacco and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

$15.7 million against the remaining defendant. The plaintiff alleged that as a result of using the defendants’ products, the plaintiff developed one or more smoking-related diseases and/or conditions. The plaintiff sought an unspecified amount of compensatory damages, punitive damages, costs and interest. Final judgment was entered in November 2014. RJR Tobacco filed its post-trial motions on December 11, 2014. A decision is pending.

On November 5, 2014, in Bishop v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Orange County, Florida, the jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that as a result of using the defendants’ products, the decedent, Robert Ramsay, suffered from one or more smoking-related diseases and/or conditions. Final judgment was entered in November 2014. The plaintiff’s motion for a new trial was denied in December 2014. In January 2015, the plaintiff filed a notice of appeal, and the defendants filed a notice of cross appeal to the Fifth DCA. Briefing is underway.

On November 7, 2014, in Taylor v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Duval County, Florida, the jury returned a verdict in favor of the plaintiff, found the plaintiff to be 42% at fault and RJR Tobacco to be 58% at fault, and awarded approximately $4.5 million in compensatory damages and approximately $521,000 in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the plaintiff suffers from chronic obstructive pulmonary disease and peripheral vascular disease. The plaintiff sought in excess of $15,000 in compensatory damages. Post-trial motions were denied, and final judgment was entered in the amount of approximately $4.64 million against RJR Tobacco. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of approximately $4.64 million in December 2014. Briefing is underway.

On November 18, 2014, in Schleider v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Miami-Dade County, Florida, the jury returned a verdict in favor of the plaintiff, found the decedent, Andrew Schleider, to be 30% at fault and RJR Tobacco to be 70% at fault, and awarded $21 million in compensatory damages. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent suffered from lung cancer and one or more smoking-related diseases and/or conditions. The plaintiff sought in excess of $15,000 plus taxable costs and interest. Post-trial motions are pending.

On November 21, 2014, in Perrotto v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Palm Beach County, Florida, the jury returned a verdict in favor of the plaintiff, found the decedent, Nicholas Perrotto, to be 49% at fault, RJR Tobacco to be 20% at fault, and the remaining defendants collectively to be 31% at fault, and awarded approximately $4.1 million in compensatory damages, but refused to award punitive damages. The plaintiff alleged that as the result of the use of the defendants’ products, the decedent suffered from one or more smoking-related diseases and/or conditions. The plaintiff sought in excess of $15,000, taxable costs and recoverable interest. Final judgment was entered, and in December 2014, the plaintiff and the defendants filed motions for a new trial. Decisions are pending.

On December 19, 2014, in Haliburton v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Palm Beach County, Florida, the jury returned a verdict in favor of RJR Tobacco. The plaintiff alleged that as the result of the use of the defendant’s products, the decedent, Andrew Haliburton, suffered from one or more smoking-related diseases and/or conditions. The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and interest. The plaintiff’s post-trial motions are pending.

On January 29, 2015, in Ellen Gray v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, the jury returned a verdict in favor of the plaintiff, found the decedent, Henry Gray, to be 50% at fault and RJR Tobacco to be 50% at fault, and awarded $6 million in compensatory damages. Punitive damages were not awarded. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent suffered from lung cancer, chronic obstructive pulmonary disease and other smoking-related diseases and/or conditions. The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and interest. Final judgment has not been entered.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

As of December 31, 2014, there were 2,558 Broin II lawsuits pending in Florida. There have been no Broin II trials since 2007.

Class-Action Suits

Overview.    As of December 31, 2014, eight class-action cases, excluding the shareholder cases described below, were pending in the United States against RJR Tobacco or its affiliates or indemnitees. In 1996, the Fifth Circuit Court of Appeals in Castano v. American Tobacco Co. overturned the certification of a nation-wide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of state-wide, rather than nation-wide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco and its affiliates and indemnitees in state or federal courts in California, Illinois, Louisiana, Missouri, and West Virginia. All pending class-action cases are discussed below.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

have been certified by a federal court — In re Simon (II) Litigation, and Schwab [McLaughlin] v. Philip Morris USA, Inc., both of which were filed in the U.S. District Court for the Eastern District of New York and ultimately decertified.

California Business and Professions Code Case. In Sateriale v. R. J. Reynolds Tobacco Co., a class action filed in November 2009, in the U.S. District Court for the Central District of California, the plaintiffs brought the case on behalf of all persons who tried unsuccessfully to redeem Camel Cash certificates from 1991 through March 31, 2007, or who held Camel Cash certificates as of March 31, 2007. The plaintiffs allege that in response to the defendants’ action to discontinue redemption of Camel Cash as of March 31, 2007, customers, like the plaintiffs, attempted to exchange their Camel Cash for merchandise and that the defendants, however, did not have any merchandise to exchange for Camel Cash. The plaintiffs allege unfair business practices, deceptive practices, breach of contract and promissory estoppel. The plaintiffs seek injunctive relief, actual damages, costs and expenses. In January 2010, the defendants filed a motion to dismiss, which prompted the plaintiffs to file an amended complaint in February 2010. The class definition changed to a class consisting of all persons who reside in the U.S. and tried unsuccessfully to redeem Camel Cash certificates, from October 1, 2006 (six months before the defendant ended the Camel Cash program) or who held Camel Cash certificates as of March 31, 2007. The plaintiffs also brought the class on behalf of a proposed California subclass, consisting of all California residents meeting the same criteria. In May 2010, RJR Tobacco’s motion to dismiss the amended complaint for lack of jurisdiction over subject matter and, alternatively, for failure to state a claim was granted with leave to amend. The plaintiffs filed a second amended complaint. In July 2010, RJR Tobacco’s motion to dismiss the second amended complaint was granted with leave to amend. The plaintiffs filed a third amended complaint, and RJR Tobacco filed a motion to dismiss in September 2010. In December 2010, the court granted RJR Tobacco’s motion to dismiss with prejudice. Final judgment was entered by the court, and the plaintiffs filed a notice of appeal in January 2011. In July 2012, the appellate court affirmed the dismissal of the plaintiffs’ claims under the Unfair Competition Law and the Consumer Legal Remedies Acts and reversed the dismissal of the plaintiffs’ claims for promissory estoppel and breach of contract. RJR Tobacco’s motion for rehearing or rehearing en banc was denied in October 2012. RJR Tobacco filed its answer to the plaintiffs’ third amended complaint in December 2012. In June 2014, RJR Tobacco filed a motion for summary judgment, and the plaintiff filed a motion for class certification. Oral arguments on those motions were held on September 15, 2014. On December 19, 2014, the court certified a class of California residents who hold Camel Cash certificates which were distributed between 1992 and the program’s termination on October 1, 2006. On January 2, 2015, RJR Tobacco filed a motion for reconsideration of the court’s order on class certification. Briefing on the motion is to occur in the first quarter of 2015, with a hearing scheduled for March 30, 2015. Trial is scheduled to begin November 3, 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

In Turner v. R. J. Reynolds Tobacco Co., a case filed in February 2000, in Circuit Court, Madison County, Illinois, a judge certified a class in November 2001. In June 2003, RJR Tobacco filed a motion to stay the case pending Philip Morris’s appeal of the Price v. Philip Morris, Inc. case mentioned above, which the judge denied in July 2003. In October 2003, the Illinois Fifth District Court of Appeals denied RJR Tobacco’s emergency stay/supremacy order request. In November 2003, the Illinois Supreme Court granted RJR Tobacco’s motion for a stay pending the court’s final appeal decision in Price. On October 11, 2007, the Illinois Fifth District Court of Appeals dismissed RJR Tobacco’s appeal of the court’s denial of its emergency stay/supremacy order request and remanded the case to the Circuit Court. A status conference is scheduled for February 25, 2015.

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

A “lights” class-action case is pending against each of RJR Tobacco and B&W in Missouri. In Collora v. R. J. Reynolds Tobacco Co., a case filed in May 2000 in Circuit Court, St. Louis County, Missouri, a judge in St. Louis certified a class in December 2003. In April 2007, the court granted the plaintiffs’ motion to reassign Collora and the following cases to a single general division: Craft v. Philip Morris Companies, Inc. and Black v. Brown & Williamson Tobacco Corp., discussed below. In April 2008, the court stayed the case pending U.S. Supreme Court review in Good v. Altria Group, Inc. A status conference is scheduled for February 22, 2016.

Finally, in Black v. Brown & Williamson Tobacco Corp., a case filed in November 2000 in Circuit Court, City of St. Louis, Missouri, B&W removed the case to the U.S. District Court for the Eastern District of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Missouri. The plaintiffs filed a motion to remand, which was granted in March 2006. In April 2008, the court stayed the case pending U.S. Supreme Court review in Good v. Altria Group, Inc. A status conference is scheduled for February 22, 2016.

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

As of December 31, 2014, two health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both, as discussed below after the discussion of the State Settlement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Agreements. A limited number of claimants have filed suit against RJR Tobacco, its current or former affiliates, B&W and other tobacco industry defendants to recover funds for health care, medical and other assistance paid by foreign provincial governments in treating their citizens. For additional information on these cases, see “— International Cases” below.

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

Set forth below is the unadjusted tobacco industry settlement payment schedule for 2012 and beyond:

	2012	2013	2014	2015 and thereafter
First Four States’ Settlements:(1)
Mississippi Annual Payment	$136	$136	$136	$136
Florida Annual Payment	440	440	440	440
Texas Annual Payment	580	580	580	580
Minnesota Annual Payment	204	204	204	204
Remaining Jurisdictions’ Settlement:
Annual Payments(1)	8,004	8,004	8,004	8,004

Total	$9,364	$9,364	$9,364	$9,364

(1)

Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share. For further information, see “— State Settlement Agreements — Enforcement and Validity; Adjustments” below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

RAI’s operating subsidiaries expenses and payments under the State Settlement Agreements for 2012, 2013 and 2014, and the projected expenses and payments for 2015 and beyond are set forth below(2).

	2012	2013	2014	2015 and thereafter
Settlement expenses	$2,370	$1,819	$1,917		—
Settlement cash payments	$2,414	$2,582	$1,985		—
Projected settlement expenses				$	>1,900
Projected settlement cash payments				$	>1,900

(2)

Amounts beginning in 2013 reflect the impact of the Term Sheet described below under “— State Settlement Agreements — Enforcement and Validity; Adjustments — Partial Settlement of Certain NPM Adjustment Claims.”

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

Post-remand proceedings are underway to determine the extent to which the original order will be implemented. On December 22, 2010, the trial court dismissed Brown & Williamson Holdings, Inc. from the litigation. On March 3, 2011, the defendants filed a motion for vacatur, in which they moved to vacate the trial court’s injunctions and factual findings and dismiss the case in its entirety. The court denied the motion on June 1, 2011. The defendants filed a notice of appeal. In addition, the parties to the lawsuit entered into an agreement concerning certain technical obligations regarding their public websites. Pursuant to this agreement, RJR Tobacco agreed to deposit $3.125 million over three years into the registry of the district court. In July 2012, the Court of Appeals for the D.C. Circuit affirmed the trial court’s denial of the defendants’ motion to vacate the injunctions. In November 2012, the trial court entered an order wherein the court determined the language to be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

included in the text of the corrective statements and directed the parties to engage in discussions with the Special Master to implement them. The defendants filed a notice of appeal of that order on January 25, 2013. In February 2013, the appellate court granted the defendants’ motion to hold the case in abeyance pending the District Court’s resolution of corrective-statement implementation issues. The mediation process on implementation issues has concluded, and the trial court entered an implementation order on June 2, 2014. The order stays implementation pending exhaustion of appeals on the corrective-statements remedy. On June 25, 2014, the defendants filed a notice of appeal from the implementation order. On August 8, 2014, the D.C. Circuit consolidated the appeal from the implementation order with the appeal previously held in abeyance from the court order dictating the language of the corrective statements. Briefing on that appeal has now concluded, and oral argument before the D.C. Circuit is scheduled for February 23, 2015. In light of the corrective-statements implementation order, $10 million has been accrued for the estimated costs of the corrective communications and is included in the consolidated balance sheet as of December 31, 2014.

Native American Tribe Case.    As of December 31, 2014, one Native American tribe case was pending before a tribal court against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co., a case filed in September 1997 in Tribal Court, Crow Creek Sioux, South Dakota. The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant.

International Cases.    Ten health-care reimbursement cases have been filed against RJR Tobacco, its current or former affiliates, or B&W outside the United States, by each of the Canadian provinces. In these actions, foreign governments are seeking to recover for health care, medical and other assistance paid and to be paid in treating their citizens for tobacco-related disease. No such actions are pending in the United States. Pursuant to the terms of the 1999 sale of RJR Tobacco’s international tobacco business, RJR Tobacco has tendered the defense of these actions to Japan Tobacco Inc., referred to as JTI. Subject to a reservation of rights, JTI has assumed the defense of RJR Tobacco and its current or former affiliates in nine actions and has not yet responded with respect to the Nova Scotia action, which RJR Tobacco tendered to JTI on January 26, 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

•

Nova Scotia — In January 2015, a case was filed on behalf of the Province of Nova Scotia, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Supreme Court of Nova Scotia, Halifax, Nova Scotia. The claim is brought pursuant to legislation assented to in 2005 and proclaimed in 2014, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the Nova Scotia government seeks to recover essentially the same types of damages that are being sought in the British Columbia and other provincial actions described above based on analogous theories of liability. The action was served on January 20, 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

•

In Bourassa v. Imperial Tobacco Canada Limited, a case filed in June 2010 in the Supreme Court of British Columbia against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, the plaintiff, the heir to a deceased smoker, alleging that the deceased was addicted to and suffered emphysema resulting from the use of tobacco products, is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all individuals, including their estates, who were alive on June 12, 2007, and who have suffered, or who currently suffer from chronic respiratory diseases, after having smoked a minimum of 25,000 cigarettes designed, manufactured, imported, marketed, or distributed by the defendants, as well as disgorgement of revenues earned by the defendants from January 1, 1954, to the date the claim was filed. RJR Tobacco and its affiliate have filed a challenge to the jurisdiction of the British Columbia court. The plaintiff filed a motion for certification in April 2012, and filed affidavits in support in August 2013. An amended claim was filed in December 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

State Settlement Agreements — Enforcement and Validity; Adjustments

As of December 31, 2014, there were 29 cases concerning the enforcement, validity or interpretation of the State Settlement Agreements in which RJR Tobacco or B&W is a party. This number includes those cases, discussed below, relating to disputed payments under the State Settlement Agreements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

the court on July 2, 2014. On September 24, 2014, the court entered an order confirming its earlier rulings and ordered B&W to pay compensatory damages (including interest) to the State in the total sum of approximately $10.8 million. A final appealable order has not yet been entered, and additional hearings on other damages issues are possible.

In February 2010, the Mississippi Attorney General filed a motion alleging that RJR Tobacco had improperly failed to report shipments of certain categories of cigarette volumes, and for certain years had improperly reported its net operating profit. As a result, the State alleges that settlement payments to it were improperly reduced. RJR Tobacco disputes these allegations and is vigorously defending against them. Hearings on these issues were held on January 24-25, 2012, and May 9, 2012. On May 15, 2012, the court entered an order finding in favor of RJR Tobacco on the claim related to RJR Tobacco’s reported net operating profits in the year used as a baseline for future calculations of the State’s net operating profits payment. The State had sought $3.8 million in damages for this issue, with an additional $2.7 million in interest. On June 19, 2012, the court entered an order finding in favor of the State on the remaining issues, holding that the total amount of the underpayment was approximately $3.3 million and that interest on the underpayment was also approximately $3.3 million, though the court also held that this amount should be offset by additional payments previously made by Lorillard Tobacco Company on some of these issues. The court further ordered RJR Tobacco to perform an accounting of its profits and shipments from 1999-2011. On July 10, 2012, RJR Tobacco filed a petition with the Mississippi Supreme Court requesting leave to immediately appeal the court’s ordered accounting and its entry of judgment for the State without first conducting an evidentiary hearing. On August 15, 2012, the request was denied. An independent accountant acceptable to both the State and RJR Tobacco was identified and retained. On August 8, 2013, the final report of the independent accountant was filed with the court. The report generally found that RJR Tobacco’s accounting and reporting of information in connection with settlement payment calculations was correct. In some respects, the report expressly disagreed with findings made earlier by the trial court. On December 13, 2013, the State of Mississippi filed its report as to additional damages due it from RJR Tobacco, challenging in various respects the findings set forth in the final report of the independent accountant and seeking various changes to the damages calculations. Also on December 13, 2013, RJR Tobacco filed a motion to finalize remaining damages of third round issues, and/or reconsider, the June 19, 2012 order requesting that the court implement the findings of the independent accountant in a final order on the damage issues and/or to revisit its earlier rulings “in light of the findings and determinations in the independent accountant’s report.” A hearing on these motions was held on July 2, 2014. On September 24, 2014, the court entered an order confirming its earlier rulings and ordered RJR Tobacco to pay compensatory damages (including interest) to the State in the total sum of approximately $8.0 million. A final appealable order has not yet been entered, and additional hearings on other damages issues are possible.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

On September 11, 2013, the Arbitration Panel issued rulings with respect to the 15 remaining contested states. The Arbitration Panel ruled that six states (representing approximately 14.68% allocable share) — Indiana, Kentucky, Maryland, Missouri, New Mexico and Pennsylvania — had not diligently enforced their Qualifying Statutes in 2003. At that time, RJR Tobacco estimated that as a result of these rulings, it was entitled to the maximum remaining amount with respect to its 2003 NPM Adjustment claim — approximately $266 million, plus interest and earnings. All six states that were found “non-diligent” by the Arbitration Panel filed motions to vacate and/or modify the diligent enforcement rulings on the 2003 NPM Adjustment claim. To date, only the state courts in Pennsylvania and Missouri have entered orders affecting the settlement payment calculations. Both courts modified the judgment reduction method that had been adopted by the Arbitration Panel, the effect of which was to reduce RJR Tobacco’s recovery from these two states by a total of $75 million. Similar motions filed by Maryland were denied by its state court. The orders in Pennsylvania and Missouri are being appealed by RJR Tobacco and the other PMs. Maryland is appealing the rulings on its motions.

Separately, two of the states found to be “non-diligent,” Kentucky and Indiana, subsequently joined the partial settlement of certain NPM Adjustment claims, as described in more detail below. As a result, RJR Tobacco now estimates that the maximum remaining amount of its claim with respect to the 2003 NPM Adjustment claim is $197 million, plus interest and earnings, and before reduction for the impact of the Pennsylvania and Missouri court orders.

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

Until such time as the various remaining state motions challenging the rulings of the Arbitration Panel have been resolved, including any necessary appeals, uncertainty exists as to the timing, process and amount of RJR Tobacco’s ultimate recovery with respect to its remaining share of the 2003 NPM Adjustment claim. Due to the uncertainty over the final resolution of the 2003 NPM Adjustment claim, no amounts resulting from the rulings of the Arbitration Panel for the remaining four states have been recognized in the consolidated financial statements as of December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

As of December 31, 2014, six non-settling states have motions pending, in their respective MSA courts, to vacate and/or modify the Award. The motions filed by Idaho and Colorado have been denied.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Antitrust Case

A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. As of December 31, 2014, all of the federal and state court cases on behalf of indirect purchasers had been dismissed.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

FDA Litigation.    On February 25, 2011, RJR Tobacco, Lorillard, Inc., and Lorillard Tobacco Company jointly filed a lawsuit, Lorillard, Inc. v. U.S. Food and Drug Administration, in the U.S. District Court for the District of Columbia, challenging the composition of TPSAC which had been established by the FDA under the FDA Tobacco Act. The complaint alleges that certain members of the TPSAC and certain members of its Constituents Subcommittee have financial and appearance conflicts of interest that are disqualifying under federal ethics law and regulations, and that the TPSAC is not “fairly balanced,” as required by the Federal Advisory Committee Act, referred to as FACA. In March 2011, the plaintiffs filed an amended complaint, which added an additional claim, based on a nonpublic meeting of members of the TPSAC, in violation of the FACA. The court granted the plaintiffs’ unopposed motion to file a second amended complaint adding a count addressing the FDA’s refusal to produce all documents generated by the TPSAC and its subcommittee in preparation of the menthol report. On August 1, 2012, the court denied the FDA’s motion to dismiss. The FDA filed its answer to the complaint on October 12, 2012. The parties participated in a status conference on April 22, 2013, with Lorillard and RJR Tobacco filing an amended complaint the same day. Briefing for summary judgment motions was completed on September 20, 2013. On July 21, 2014, the court granted the plaintiffs’ summary judgment motions finding that three members of the TPSAC Committee had impermissible conflicts of interest. As relief, the court ordered the FDA to reconstitute the committee in conformance with the law and enjoined the agency from using or relying on the TPSAC’s 2011 Menthol Report. On September 18, 2014, the FDA appealed the decision to the U.S. Court of Appeals for the District of Columbia. Briefing on the appeal will be completed on May 2, 2015.

For a detailed description of the FDA Tobacco Act, see “— Governmental Activity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7.

Other Matters.    In Richard Villarreal v. R. J. Reynolds Tobacco Co., a case filed June 6, 2012, the plaintiff filed a collective action complaint against R. J. Reynolds Tobacco Co., Pinstripe, Inc., and CareerBuilder, LLC, in the U.S. District Court, Northern District of Georgia. The complaint alleges unlawful discrimination with respect to the hiring of individuals to fill entry-level regional sales positions in violation of the Age Discrimination in Employment Act (29 U.S.C. §621, et seq.). Although the complaint is currently a single plaintiff case, the complaint seeks collective/class-action status. RJR Tobacco’s and Pinstripe’s motion for partial dismissal was granted on March 6, 2013, thereby eliminating the plaintiff’s disparate impact claim and limiting the relevant time period for both the plaintiff’s claims and potential class claims. RJR Tobacco and Pinstripe filed answers to the remaining disparate treatment claim on March 20, 2013. Defendant CareerBuilder was dismissed with prejudice on September 25, 2012. Discovery is currently proceeding. The plaintiff’s Fed.R.Civ.P. 54(b) motion to certify for immediate appeal the trial court’s prior dismissal of plaintiff’s disparate impact and time-barred claims was granted on May 21, 2014. Final judgment as to certain claims (those claims based on a disparate impact theory of relief and claims challenging hiring decisions made before November 19, 2009) was entered on May 21, 2014. The plaintiff filed a notice of appeal of the final judgment on June 18, 2014. The defendants filed a motion to dismiss the plaintiff’s appeal on July 3, 2014, which was granted by the Eleventh Circuit on September 22, 2014. The plaintiff’s motion for reconsideration of the dismissal was denied by the Eleventh Circuit on December 4, 2014. The plaintiff filed an unopposed motion to dismiss remaining claims on January 14, 2015. A consent order of dismissal of the remaining claims with prejudice was signed by the judge on January 16, 2015, and entered on January 20, 2015.

Smokeless Tobacco Litigation

As of December 31, 2014, American Snuff Co. was a defendant in six actions brought by individual plaintiffs in West Virginia state court seeking damages in connection with personal injuries allegedly sustained as a result of the usage of American Snuff Co.’s smokeless tobacco products. These actions are pending before the same West Virginia court as the above-described smoker cases against RJR Tobacco, B&W, as RJR Tobacco’s indemnitee, or both. Pursuant to the court’s December 3, 2001 order, the smokeless tobacco claims and defendants remain severed, and there has been no activity in these cases for the last 14 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Pursuant to a second amended complaint filed in September 2006, American Snuff Co. is a defendant in Vassallo v. United States Tobacco Company, pending in the Eleventh Circuit Court in Miami-Dade County, Florida. The individual plaintiff alleges that he sustained personal injuries, including addiction and cancer, as a result of his use of smokeless tobacco products, allegedly including products manufactured by American Snuff Co. The plaintiff seeks unspecified compensatory and consequential damages in an amount greater than $15,000. There is no punitive damages demand in this case, though the plaintiff retains the right to seek leave of court to add such a demand later. Discovery is underway. Pursuant to the court’s scheduling order, trial is anticipated to begin in the first quarter of 2016.

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

RAI’s operating subsidiaries recorded the FETRA assessment on a quarterly basis as cost of goods sold. RAI’s operating subsidiaries’ overall share of the buyout approximated $2.5 billion prior to the deduction of permitted offsets under the MSA. RAI’s operating subsidiaries’ annual expense under FETRA for 2014 was $163 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

The parties filed their findings of fact and conclusions of law on February 4, 2011. On February 25, 2013, the district court dismissed the case with prejudice. On March 8, 2013, the plaintiffs filed a notice of appeal. On August 4, 2014, the Fourth Circuit Court of Appeals, referred to as Fourth Circuit, reversed, holding that the district court applied the wrong standard when it held that the defendants did not cause any loss to the plan and remanded the case back to the district court to apply the correct standard. On September 2, 2014, the Fourth Circuit denied the defendants’ request for rehearing en banc. The mandate from the Fourth Circuit was issued on October 1, 2014. On November 19, 2014, the district court held a hearing and ordered briefing on various issues that remain pending on remand, with briefs due on various dates in January and February 2015. On December 1, 2014, the defendants filed a petition for writ of certiorari with the U.S. Supreme Court. Briefing on the defendants’ petition for writ of certiorari to the Supreme Court is underway. The parties are complying with the briefing schedule ordered by the district court.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

Shareholder Cases

Delaware.    In the third quarter of 2014, Lorillard, the members of Lorillard’s Board, RAI and BAT were named as defendants in 11 putative class action lawsuits brought in the Delaware Court of Chancery by Lorillard shareholders challenging the proposed Merger with RAI, referred to as the Delaware Actions. The complaints generally allege, among other things, that the members of the Lorillard board of directors breached their fiduciary duties to Lorillard shareholders by authorizing the proposed merger of Lorillard with RAI. The complaints also allege that RAI and BAT aided and abetted the breaches of fiduciary duties allegedly committed by the members of the Lorillard board of directors. On November 25, 2014, the court granted a motion for consolidation of the lawsuits into a single action captioned In re Lorillard, Inc. Stockholders Litigation, C.A. No. 9904-CB and for appointment of lead plaintiffs and lead counsel. On December 11, 2014, the lead plaintiffs filed a motion for a preliminary injunction and a motion to expedite.

Although they believe that these lawsuits are without merit and that no further disclosure was required to supplement the Joint Proxy Statement/Prospectus under applicable laws, to eliminate the burden, expense and uncertainties inherent in such litigation, on January 15, 2015, the defendants (other than BAT, which was not named in the amended complaint) entered into the Delaware Memorandum of Understanding regarding the settlement of the Delaware Actions. The Delaware Memorandum of Understanding outlines the terms of the parties’ agreement in principle to settle and release all claims which were or could have been asserted in the Delaware Actions. In consideration for such settlement and release, the parties to the Delaware Actions agreed, among other things, that Lorillard and RAI would make certain supplemental disclosures to the Joint Proxy Statement/Prospectus, which they did on January 20, 2015. The Delaware Memorandum of Understanding contemplates that the parties will negotiate in good faith to agree upon a stipulation of settlement to be submitted to the court for approval as soon as practicable. The stipulation of settlement will be subject to customary conditions, including approval by the court, which will consider the fairness, reasonableness and adequacy of such settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such a stipulation. In such event, or if the transactions contemplated by the Merger Agreement are not consummated for any reason, the proposed settlement will be of no force and effect.

North Carolina.    RAI, the members of the RAI board of directors and BAT have been named as defendants in a putative class action lawsuit captioned Corwin v. British American Tobacco PLC, et al., No. 14-CVS-8130 (N.C. Super. Ct. 2014), brought in North Carolina state court, referred to as the North Carolina Action, by a person identifying himself as a shareholder of RAI. The North Carolina Action was initiated on August 8, 2014, and an amended complaint was filed on November 7, 2014. The amended complaint generally alleges, among

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

other things, that the members of the RAI board of directors breached their fiduciary duties to RAI shareholders by approving the Share Purchase and the sharing of technology with BAT. The amended complaint also alleges that there were various conflict of interest in the transaction, and that RAI aided and abetted the alleged breaches of fiduciary duties by its board of directors. The North Carolina Action seeks injunctive relief, damages and reimbursement of costs, among other remedies. On December 5 and December 8, 2014, all defendants filed motions to dismiss and to stay discovery until the motion to dismiss is decided. On January 2, 2015, the plaintiff in the North Carolina Action filed a motion for a preliminary injunction seeking to enjoin temporarily the RAI shareholder meeting and votes scheduled for January 28, 2015. RAI and the RAI board of directors timely opposed that motion prior to a hearing that was scheduled to occur on January 16, 2015.

RAI believes that the North Carolina Action is without merit and that no further disclosure was necessary to supplement the Joint Proxy Statement/Prospectus under applicable laws. However, to eliminate certain burdens, expenses and uncertainties, on January 17, 2015, RAI and the director defendants in the North Carolina Action entered into the North Carolina Memorandum of Understanding regarding the settlement of the disclosure claims asserted in that lawsuit. The North Carolina Memorandum of Understanding outlines the terms of the parties’ agreement in principle to settle and release the disclosure claims which were or could have been asserted in the North Carolina Action. In consideration of the partial settlement and release, RAI agreed to make certain supplemental disclosures to the Joint Proxy Statement/Prospectus, which it did on January 20, 2015. The North Carolina Memorandum of Understanding contemplates that the parties will negotiate in good faith to agree upon a stipulation of partial settlement to be submitted to the court for approval as soon as practicable. The stipulation of partial settlement will be subject to customary conditions, including approval by the court, which will consider the fairness, reasonableness and adequacy of the partial settlement. There can be no assurance that the parties will ultimately enter into a stipulation of partial settlement or that the court will approve the partial settlement even if the parties were to enter into such a stipulation. In that event, the proposed partial settlement will be null and void and of no force and effect. As is more fully set forth in the North Carolina Memorandum of Understanding, the partial settlement will not resolve or terminate the non-disclosure claims in the North Carolina Action and these claims will continue to be litigated. In addition, the partial settlement will not affect the consideration to be paid to Lorillard shareholders in connection with the Merger.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

Lease Commitments

RAI has operating lease agreements that are primarily for office space, automobiles, warehouse space and computer equipment. The majority of these leases expire within the next five years and some contain renewal or purchase options and escalation clauses or restrictions relating to subleases. Total rent expense was $25 million, $24 million and $19 million for 2014, 2013 and 2012, respectively.

Future minimum lease payments as of December 31, 2014 were as follows:

Noncancellable Operating Leases
2015	$19
2016	3
2017	3
2018	2
2019	2
Thereafter	1

Total	$30

Note 13 — Shareholders’ Equity

RAI’s authorized capital stock at December 31, 2014 and 2013, consisted of 100 million shares of preferred stock, par value $.01 per share, and 1.6 billion shares of common stock, par value $.0001 per share. Four million shares of the preferred stock are designated as Series A Junior Participating Preferred Stock, none of which is issued or outstanding. The Series A Junior Participating Preferred Stock will rank junior as to dividends and upon liquidation to all other series of RAI preferred stock, unless specified otherwise. Also, of the preferred stock, one million shares are designated as Series B Preferred Stock, all of which are issued and outstanding. The Series B Preferred Stock ranks senior upon liquidation, but not with respect to dividends, to all other series of RAI capital stock, unless specified otherwise. As a part of the B&W business combination, RJR is the holder of the outstanding Series B Preferred Stock. In each of 2014, 2013 and 2012, RAI declared $43 million in dividends to RJR with respect to the Series B Preferred Stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

In 2004, RAI’s board of directors adopted a shareholder rights plan, pursuant to which RAI declared a dividend of one preferred stock purchase right on each share of RAI common stock outstanding on July 30, 2004. The board also authorized the issuance of rights for each share of RAI common stock issued after the dividend record date, until the occurrence of certain specified events. By virtue of RAI’s two-for-one stock split in both 2006 and 2010, the number of rights associated with each share of RAI common stock was 0.25 at the time the rights expired on July 30, 2014.

RAI’s board of directors declared the following quarterly cash dividends per share of RAI common stock in 2014, 2013 and 2012:

	2014	2013	2012
First	$0.67	$0.59	$0.56
Second	$0.67	$0.63	$0.59
Third	$0.67	$0.63	$0.59
Fourth	$0.67	$0.63	$0.59

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss, net of tax, were as follows:

	Retirement Benefits	Unrealized Gain (Loss) on Long- Term Investments	Realized Loss on Hedging Instruments	Cumulative Translation Adjustment and Other	Total
Balance at December 31, 2012	$(265)	$(21)	$(14)	$(11)	$(311)
Other comprehensive income before reclassifications	271	5	—	1	277
Amounts reclassified from accumulated other comprehensive income (loss)	(23)	—	1	—	(22)

Net current-period other comprehensive income	248	5	1	1	255

Balance at December 31, 2013	(17)	(16)	(13)	(10)	(56)

Other comprehensive income before reclassifications	(528)	2	—	(34)	(560)
Amounts reclassified from accumulated other comprehensive income (loss)	251	—	1	—	252

Net current-period other comprehensive income	(277)	2	1	(34)	(308)

Balance at December 31, 2014	$(294)	$(14)	$(12)	$(44)	$(364)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the consolidated statement of income for the years ended December 31, 2014 and 2013, were as follows:

	Amounts Reclassified		Affected Line Item
Components	2014	2013
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$(21)	$(21)	Cost of products sold
Amortization of prior service costs	(18)	(18)	Selling, general and administrative expenses
MTM adjustment	205	—	Cost of products sold
MTM adjustment	247	—	Selling, general and administrative expenses

	413	(39)
Deferred taxes	(162)	16	Provision for income taxes

Net of tax	$251	$(23)

Loss on hedging instruments:
Amortization of realized loss	$2	$2	Interest and debt expense
Deferred taxes	(1)	(1)	Provision for income taxes

Net of tax	$1	$1

Total reclassifications	$252	$(22)	Net income

Share Repurchases and Other

In November 2011, the board of directors of RAI authorized the repurchase of up to $2.5 billion of outstanding shares of RAI common stock in open-market or privately negotiated transactions. In connection with the share repurchase program, RAI and B&W entered into an agreement, pursuant to which B&W agreed to participate in the repurchase program on a basis approximately proportionate with B&W’s 42% ownership of RAI’s common stock. During 2014, RAI repurchased and cancelled 7,715,763 shares for $412 million, with total repurchases of 55,353,807 shares for $2.5 billion which concluded the above-described program.

In November 2011, RAI, B&W and BAT also entered into Amendment No. 3 to the governance agreement, pursuant to which RAI has agreed that, so long as B&W’s ownership interest has not dropped below 25%, if RAI issues shares of its common stock or any other RAI equity security to certain designated persons, including its directors, officers or employees, then RAI will repurchase a number of shares of outstanding RAI common stock so that the number of outstanding shares of RAI common stock are not increased, and B&W’s ownership interest is not decreased, by such issuance after taking into account such repurchase.

The RAI Long-Term Incentive Plan, referred to as the LTIP, a plan which expired in 2009, was replaced by the Reynolds American Inc. 2009 Omnibus Incentive Compensation Plan, referred to as the Omnibus Plan, which was approved by the shareholders of RAI in 2009. The amended and restated Omnibus Plan was approved by shareholders in 2014.

Restricted stock units granted in March 2011 under the Omnibus Plan vested in March 2014 and were settled with the issuance of 1,468,294 shares of RAI common stock. In addition, during the year ended December 31, 2014, at a cost of $28 million, RAI purchased 554,042 shares that were forfeited and cancelled with respect to tax liabilities associated with restricted stock units vesting under the Omnibus Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased were cancelled at the time of repurchase.

Changes in RAI common stock outstanding were as follows:

	2014	2013	2012
Shares outstanding at beginning of year	538,053,024	552,940,767	576,135,199
LTIP tax shares repurchased and cancelled	—	—	(921,646)
LTIP shares issued from vesting of restricted stock units	—	—	2,640,408
Omnibus Plan tax shares repurchased and cancelled	(554,042)	(574,383)	—
Omnibus Plan shares issued from vesting of restricted stock units	1,468,294	1,572,389	—
Shares repurchased and cancelled	(7,715,763)	(15,917,174)	(24,944,233)
Equity incentive award plan shares issued	32,000	31,425	31,039

Shares outstanding at end of year	531,283,513	538,053,024	552,940,767

Note 14 — Stock Plans

As of December 31, 2014, RAI had two stock plans, the Equity Incentive Award Plan for Directors of RAI, referred to as the EIAP, and the Omnibus Plan.

Under the EIAP, RAI currently provides grants of deferred stock units to eligible directors on a quarterly and annual basis, with the annual grant being made generally on the date of RAI’s annual shareholders’ meeting. Prior to September 13, 2012, upon election to RAI’s board of directors, an eligible director received an initial grant of 3,500 deferred stock units under the EIAP. After September 13, 2012, grants are no longer made to directors upon their initial election to the board of directors, but eligible directors initially elected to RAI’s board of directors after such date on a date other than the annual meeting date, and who therefore are not eligible to receive the annual stock award for such year, now receive a pro rata portion of the annual award upon election. Directors may elect to receive shares of common stock in lieu of their initial and annual grants of deferred stock units. A maximum of 2,000,000 shares of common stock may be issued under this plan, of which 1,053,955 shares were available for grant as of December 31, 2014. Deferred stock units granted under the EIAP have a value equal to, and bear dividend equivalents at the same rate as, one share of RAI common stock, and have no voting rights. The dividends are paid as additional units in an amount equal to the number of shares of RAI common stock that could be purchased with the dividends on the date of payment. Generally, distribution of a director’s deferred stock units will be made on January 2 following his or her last year of service on the board; however, for all grants made under the EIAP after December 31, 2007, a director may elect to receive his or her deferred stock units on the later of January 2 of a specified year or January 2 following his or her last year of service on the board. At the election of a director, distribution may be made in one lump sum or in up to ten annual installments. A director is paid in cash for the units granted quarterly and in common stock for the units granted initially and annually, unless the director elects to receive cash for the initial and annual grants. Cash payments are based on the average closing price of RAI common stock during December of the year preceding payment. Compensation expense related to the EIAP was $10 million, $7 million and $4 million during 2014, 2013 and 2012, respectively.

Awards to key employees under the Omnibus Plan may be in the form of cash awards, incentive or non-incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units or other awards. Subject to adjustments as set forth in the Omnibus Plan, the number of shares

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

of RAI common stock that may be issued with respect to awards under the Omnibus Plan will not exceed 38,000,000 shares in the aggregate. Upon retirement, a holder’s grant under the Omnibus Plan generally vests on a pro rata basis for the portion of the vesting service period that has elapsed, thereby maintaining an appropriate approximation of forfeitures related to retirement.

Information regarding restricted stock unit awards outstanding as of December 31, 2014, under the Omnibus Plan was as follows:

Grant Year	Number of Shares Granted	Grant Price	Vesting Date	Number of Shares Cancelled	Cumulative Dividends	Ending Date of Performance Period
Three-year grants
2012	1,222,534	$42.16	March 1, 2015	269,091	$6.72	December 31, 2014
2013	1,112,436	$43.36	March 1, 2016	201,697	$7.08	December 31, 2015
2014	1,049,348	$53.29	March 3, 2017	185,128	$8.04	December 31, 2016
2014	25,907	$58.73	March 3, 2017	—	$6.03	December 31, 2016

One-year grant
2014	149,192	$64.27	May 1, 2015	—	$2.68	April 30, 2015

Other grants
2014	20,726	$58.73	September 30, 2015	—	N/A	N/A
2014	37,133	$58.73	September 30, 2015	—	N/A	N/A
2014	20,725	$58.73	September 30, 2016	—	N/A	N/A
2014	37,133	$58.73	September 30, 2018	—	N/A	N/A

Three-Year Grants and Other Grants

The grant date fair value was based on the per share closing price of RAI common stock on the date of grant. The actual number of shares granted is fixed. The grants are accounted for as equity-based, and compensation expense includes the vesting period lapsed. There were no shares issued during 2014 with respect to awards outstanding as of December 31, 2014. All outstanding grants will be settled exclusively in RAI common stock.

Upon settlement, each grantee of the three-year grants will receive a number of shares of RAI’s common stock equal to the product of the number of vested units and a percentage up to 150% based on the average RAI annual incentive award plan score over the three-year period ending on December 31 of the year prior to the vesting date. The other grants do not contain a performance measure.

One-Year Grant

The actual number of shares granted is fixed. The grant is an equity-based grant where compensation expense will take into account the vesting period lapsed and will be calculated based on the per share closing price of RAI common stock as of the end of each quarter, which was $64.27 as of December 31, 2014. There were no shares issued during 2014 with respect to awards outstanding as of December 31, 2014. All outstanding grants will be settled exclusively in RAI common stock.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Restricted Stock Unit Dividends

Dividends paid on shares of RAI common stock will accumulate on the restricted stock units and be paid to the grantee on the vesting date. If RAI fails to pay its shareholders cumulative dividends of at least the amounts shown above, then each award will be reduced by an amount equal to three times the percentage of the dividend underpayment, up to a maximum reduction of 50%. Dividends are accrued on the grants and included in other current liabilities, based on the vesting date of less than one year, and in other noncurrent liabilities, based on the vesting date of greater than one year, in the consolidated balance sheets as of December 31, 2014 and 2013.

The changes in the number of RAI restricted stock units during 2014 were as follows:

	Number of Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	3,594,594	$39.37
Granted	1,340,164	55.09
Forfeited	(530,547)	46.42
Vested	(1,384,993)	33.99

Outstanding at end of year	3,019,218	47.58

Total compensation expense related to stock-based compensation and the related tax benefits recognized in selling, general and administrative expenses in the consolidated statements of income were as follows:

Grant/Type	2014	2013	2012
2009 restricted stock units	$—	$—	$2
2010 restricted stock units	—	2	13
2011 restricted stock units	3	20	14
2012 restricted stock units	14	18	13
2013 restricted stock units	15	15	—
2014 restricted stock units	24	—	—

Total compensation expense	$56	$55	$42

Total related tax benefits	$20	$19	$15

The amounts related to the unvested Omnibus Plan restricted stock unit grants were included in the consolidated balance sheets as of December 31 as follows:

	2014	2013
Other current liabilities	$9	$10
Other noncurrent liabilities	8	9
Paid-in capital	99	94

As of December 31, 2014, there were $61 million of unrecognized compensation costs related to restricted stock units, calculated at the grant-date price, which are expected to be recognized over a weighted-average period of 1.73 years. The excess tax benefits related to stock-based compensation were $12 million, $14 million and $39 million in 2014, 2013 and 2012, respectively.

RAI has a policy of issuing new shares of common stock to satisfy share option exercises. There was no stock option activity during 2014 and 2013. During 2012, RAI had 40,000 stock options outstanding at the beginning of the year at a weighted average exercise price of $17.45. These options expired during 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Equity compensation plan information as of December 31, 2014, was as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity Compensation Plans Approved by Security Holders	4,470,968	(2)	$—	31,616,775
Equity Compensation Plans Not Approved by Security Holders(1)	—		—	1,053,955

Total	4,470,968	(2)	—	32,670,730

(1)	The EIAP was approved by RJR’s sole shareholder, NGH, prior to RJR’s spin-off on June 15, 1999.
(2)	Consists of restricted stock units. These restricted stock units represent the maximum number of shares to be awarded under the best-case targets, and accordingly, may overstate expected dilution.

Note 15 — Retirement Benefits

RAI sponsors a number of non-contributory defined benefit pension plans covering most of the employees of RAI and certain of its subsidiaries, and also provides certain health and life insurance benefits for most of the retired employees of RAI and certain of its subsidiaries and their dependents. These benefits are generally no longer provided to employees hired on or after January 1, 2004.

The changes in benefit obligations and plan assets, as well as the funded status of these plans at December 31 were as follows:

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
Change in benefit obligations:
Obligations at beginning of year	$5,618	$6,293	$1,169	$1,280
Service cost	21	23	2	3
Interest cost	266	247	53	50
Actuarial (gain) loss	941	(540)	106	(95)
Benefits paid	(457)	(405)	(79)	(69)

Obligations at end of year	$6,389	$5,618	$1,251	$1,169

Change in plan assets:
Fair value of plan assets at beginning of year	$5,220	$5,423	$268	$258
Actual return on plan assets	536	142	14	31
Employer contributions	10	60	56	48
Benefits paid	(457)	(405)	(79)	(69)

Fair value of plan assets at end of year	$5,309	$5,220	$259	$268

Funded status	$(1,080)	$(398)	$(992)	$(901)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

For the pension benefit plans, the benefit obligation is the projected benefit obligation. For the postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation. The increase in the unfunded status for the pension and postretirement plans is primarily a result of higher obligations due to a lower discount rate, and the change in assumptions for mortality.

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
Amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets — other assets and deferred charges	$—	$1	$—	$—
Accrued benefit — other current liability	(9)	(9)	(66)	(70)
Accrued benefit — long-term retirement benefits	(1,071)	(390)	(926)	(831)

Net amount recognized	(1,080)	(398)	(992)	(901)
Accumulated other comprehensive loss	652	311	(117)	(231)

Net amounts recognized in the consolidated balance sheets	$(428)	$(87)	$(1,109)	$(1,132)

Amounts included in accumulated other comprehensive loss were as follows as of December 31:

	2014			2013
	Pension Benefits	Postretirement Benefits	Total	Pension Benefits	Postretirement Benefits	Total
Prior service cost (credit)	$14	$(178)	$(164)	$17	$(220)	$(203)
Net actuarial (gain) loss	638	61	699	294	(11)	283
Deferred income taxes	(268)	27	(241)	(134)	71	(63)

Accumulated other comprehensive loss	$384	$(90)	$294	$177	$(160)	$17

Changes in accumulated other comprehensive loss were as follows:

	2014			2013
	Pension Benefits	Postretirement Benefits	Total	Pension Benefits	Postretirement Benefits	Total
Net actuarial (gain) loss	$764	$104	$868	$(331)	$(116)	$(447)
Amortization of prior service cost (credit)	(3)	42	39	(3)	42	39
MTM adjustment	(420)	(32)	(452)	—	—	—
Deferred income tax (benefit) expense	(134)	(44)	(178)	131	29	160

Change in accumulated other comprehensive loss	$207	$70	$277	$(203)	$(45)	$(248)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

In March 2010, the Patient Protection Affordable Care Act, referred to as the PPACA, as amended by the Health Care and Reconciliation Act of 2010, was signed into law. The PPACA mandates health-care reforms with staggered effective dates from 2010 to 2018. The additional postretirement liability resulting from the material impacts of the PPACA have been included in the accumulated postretirement benefit obligation at December 31, 2014 and 2013. Given the complexity of the PPACA and the extended time period in which implementation is expected to occur, further adjustments to the accumulated postretirement benefit obligation may be necessary in the future.

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	4.12%	4.92%	4.11%	4.87%
Rate of compensation increase	4.00%	4.00%	—	—

The measurement date used for all plans was December 31.

The accumulated benefit obligation, which represents benefits earned to date, for all pension plans was $6,326 million and $5,557 million for the years ended December 31, 2014 and 2013, respectively.

Pension plans experiencing accumulated benefit obligations, which represent benefits earned to date, in excess of plan assets are summarized below:

	December 31,
	2014	2013
Projected benefit obligation	$6,389	$5,589
Accumulated benefit obligation	6,326	5,529
Plan assets	5,309	5,190

The components of the total benefit (income) cost and assumptions are set forth below:

	Pension Benefits			Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Service cost	$21	$23	$23	$2	$3	$3
Interest cost	266	247	280	53	50	56
Expected return on plan assets	(360)	(350)	(359)	(12)	(11)	(10)
Amortization of prior service cost (credit)	3	3	4	(42)	(42)	(30)
MTM adjustment	420	—	289	32	—	40
Curtailment	—	—	4	—	—	—
Special termination benefits	—	—	34	—	—	—

Total benefit (income) cost	$350	$(77)	$275	$33	$—	$59

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The estimated prior service cost for the pension plans that is expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2015 is $3 million. The estimated prior service credit for the postretirement plans that is expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2015 is $42 million.

	Pension Benefits			Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	4.92%	4.07%	5.00%	4.87%	3.99%	4.84%
Expected long-term return on plan assets	7.13%	6.67%	6.97%	4.85%	4.35%	4.35%
Rate of compensation increase	4.00%	4.00%	5.00%	—	—	—

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

Allowable investment types include domestic equity, international equity, global equity, emerging market equity, fixed income, real estate, private equity, absolute return and commodities. The range of allowable investment types utilized for pension assets provides enhanced returns and more widely diversifies the plan. Domestic equities are composed of common stocks of large, medium and small companies. International equities include equity securities issued by companies domiciled outside the United States and in depository receipts, which represent ownership of securities of non-U.S. companies. Global equities include a combination of both domestic and international equities. Emerging market equities are comprised of stocks that are domiciled in less developed, fast growing countries. Fixed income includes corporate debt obligations, fixed income securities issued or guaranteed by the U.S. government, and to a lesser extent by non-U.S. governments, mortgage backed securities, high yield securities, asset backed securities, municipal bonds and dollar-denominated obligations issued in the United States by non-U.S. banks and corporations. Real estate consists of publicly traded real estate investment trust securities and private real estate investments. Private equity consists of the unregistered securities of private and public companies. Absolute return investments are diversified portfolios utilizing multiple strategies that invest primarily in public securities, including equities and fixed income. Commodities utilize futures contracts to invest in a variety of energy, metal and agricultural goods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

For pension assets, futures and forward contracts are used for portfolio rebalancing and to approach fully invested portfolio positions. Otherwise, a small number of investment managers employ limited use of derivatives, including futures contracts, options on futures, forward contracts and interest rate swaps in place of direct investment in securities to gain efficient exposure to markets.

RAI’s pension and postretirement plans asset allocations at December 31, 2014 and 2013, by asset category were as follows:

	Pension Plans
	2014 Target(1)	2014	2013 Target(1)	2013
Asset Category:
Domestic equities	10%	10%	10%	10%
International equities	8%	8%	8%	9%
Global equities	9%	10%	9%	11%
Emerging market equities	3%	3%	3%	3%
Fixed income	53%	56%	53%	55%
Absolute return	6%	4%	6%	3%
Private equity	2%	1%	2%	1%
Real estate	5%	4%	5%	4%
Commodities	4%	4%	4%	4%

Total	100%	100%	100%	100%

	Postretirement Plans
	2014 Target(1)	2014	2013 Target(1)	2013
Asset Category:
Domestic equities	21%	21%	21%	22%
International equities	21%	20%	21%	22%
Fixed income	55%	54%	55%	51%
Cash and other	3%	5%	3%	5%

Total	100%	100%	100%	100%

(1)	Allows for a rebalancing range of up to 5 percentage points around target asset allocations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

RAI’s pension and postretirement plan assets, excluding uninvested cash and unsettled trades, carried at fair value on a recurring basis as of December 31, 2014 and 2013, were as follows(1):

	2014				2013
Pension Plans	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Category:
Domestic equities	$511	$—	$—	$511	$523	$—	$—	$523
International equities	134	172	—	306	135	404	—	539
Global equities	570	—	—	570	535	—	—	535
High yield fixed income	—	19	—	19	—	18	—	18
Absolute return	—	126	223	349	—	—	176	176
Private equity	—	—	66	66	—	—	53	53
Real estate	21	—	188	209	22	—	190	212
Commodities	—	156	—	156	—	185	—	185
Agency bonds	—	21	—	21	—	17	—	17
Asset backed securities	—	93	3	96	—	89	3	92
Corporate bonds	—	1,739	2	1,741	—	1,568	2	1,570
Government bonds	—	153	—	153	—	152	—	152
Mortgage backed securities	—	42	25	67	—	74	21	95
Municipal bonds	—	209	—	209	—	212	—	212
Emerging market equities	—	52	—	52	—	—	—	—
Treasuries	—	414	—	414	—	398	—	398
Other	62	101	2	165	30	72	2	104

Total	$1,298	$3,297	$509	$5,104	$1,245	$3,189	$447	$4,881

	2014				2013
Postretirement Plans	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Category:
Domestic equities	$—	$55	$—	$55	$—	$60	$—	$60
International equities	—	50	—	50	—	59	—	59
Short-term bonds	9	—	—	9	9	—	—	9
Intermediate bonds	—	131	—	131	—	127	—	127
Other	—	7	—	7	—	7	—	7

Total	$9	$243	$—	$252	$9	$253	$—	$262

(1)	See note 1 for additional information on the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Transfers of pension and postretirement plan assets in and out of Level 3 during 2014, by asset category were as follows:

	Balance as of January 1, 2014	Purchases, Sales, Issuances and Settlements (net)	Realized Gains	Unrealized Gains (Losses)	Transferred From Other Levels	Balance as of December 31, 2014
Absolute return	$176	$40	$13	$(6)	$—	$223
Private equity	53	6	7	—	—	66
Real estate	190	(24)	8	14	—	188
Asset backed securities	3	—	—	—	—	3
Corporate bonds	2	—	—	—	—	2
Mortgage backed securities	21	2	1	1	—	25
Other	2	—	—	—	—	2

Total	$447	$24	$29	$9	$—	$509

Transfers of pension and postretirement plan assets in and out of Level 3 during 2013, by asset category were as follows:

	Balance as of January 1, 2013	Purchases, Sales, Issuances and Settlements (net)	Realized Gains	Unrealized Gains (Losses)	Transferred From Other Levels	Balance as of December 31, 2013
Absolute return	$189	$(32)	$31	$(12)	$—	$176
Private equity	47	(1)	4	3	—	53
Real estate	178	(9)	4	17	—	190
Asset backed securities	5	(2)	—	—	—	3
Corporate bonds	2	—	—	—	—	2
Mortgage backed securities	21	—	—	—	—	21
Other	2	—	—	—	—	2

Total	$444	$(44)	$39	$8	$—	$447

For the years ended December 31, 2014 and 2013, there were no changes among the fair value hierarchy levels between Level 1 and Level 2.

At December 31, 2014 and 2013, the fair value of pension and postretirement assets classified as Level 2 or Level 3 was determined using a combination of third party pricing services and net asset value. In instances where the plans have invested in commingled pools, the net asset value was used as the practical expedient and no adjustments were made to the provided fair value.

The fair value of commingled pools classified as commodities, emerging market equities, municipal bonds, high yield fixed income, mortgage backed securities, domestic equities, international equities, intermediate bonds, other and certain of those classified as real estate, asset backed securities and absolute return, classified as Level 2 and Level 3, was determined primarily using an income approach. This approach utilized the net asset value of the underlying investment fund adjusted by the investment manager for restrictions or illiquidity of the disposition of the interest, if any, valuations provided by the fund’s cash flows, and the rights and obligations of the ownership interest of the fund.

The fair value of assets classified as private equity and certain of those classified as real estate and absolute return, classified as Level 3, was determined primarily using an income approach. The fair value was determined

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

Additional information relating to RAI’s significant postretirement plans is as follows:

	2014	2013
Weighted-average health-care cost trend rate assumed for the following year	7.25%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2020

Assumed health-care cost trend rates have a significant effect on the amounts reported for the health-care plans. A one-percentage-point change in assumed health-care cost trend rates would have had the following effects at December 31, 2014:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components	$3	$(2)
Effect on benefit obligation	81	(68)

During 2015, RAI expects to contribute $109 million to its pension plans and expects payments related to its postretirement plans to be approximately $66 million.

Estimated future benefit payments:

	Pension Benefits	Postretirement Benefits
Year		Gross Projected Benefit Payments Before Medicare Part D Subsidies	Expected Medicare Part D Subsidies	Net Projected Benefit Payments After Medicare Part D Subsidies
2015	$439	$97	$(2)	$95
2016	405	89	(2)	87
2017	406	87	(2)	85
2018	397	85	(2)	83
2019	394	84	(3)	81
2020-2024	1,897	390	(15)	375

RAI sponsors qualified defined contribution plans. The expense related to these plans was $37 million in 2014 and $34 million in 2013 and 2012. Included in the plans is a non-leveraged employee stock ownership plan, which holds shares of the Reynolds Stock Fund. Participants can elect to contribute to the fund. Dividends paid on shares are reflected as a reduction of equity. All shares are considered outstanding for earnings per share computations.

Note 16 — Segment Information

RAI’s reportable operating segments are RJR Tobacco, American Snuff and Santa Fe. The RJR Tobacco segment consists principally of the primary operations of R. J. Reynolds Tobacco Company. The American Snuff

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

segment consists of the primary operations of American Snuff Co. The Santa Fe segment consists of the domestic operations of SFNTC. Included in All Other, among other RAI subsidiaries, are RJR Vapor, Niconovum USA, Inc., Niconovum AB, SFRTI and various foreign subsidiaries affiliated with SFRTI. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.

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

RJR Vapor is a manufacturer and marketer of digital vapor cigarettes under the VUSE brand name in the United States. Niconovum USA, Inc. and Niconovum AB are marketers of nicotine replacement therapy products in the United States and Sweden, respectively, under the ZONNIC brand name. SFRTI and various foreign subsidiaries affiliated with SFRTI distribute the NATURAL AMERICAN SPIRIT brand outside of the United States.

Intersegment revenues and items below the operating income line of the consolidated statements of income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by RAI’s chief operating decision maker. Additionally, information about total assets by segment is not reviewed by RAI’s chief operating decision maker and therefore is not disclosed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Segment Data:

	2014	2013	2012
Net sales:
RJR Tobacco	$6,767	$6,728	$6,960
American Snuff	783	745	681
Santa Fe	658	572	486
All Other	263	191	177

Consolidated net sales	$8,471	$8,236	$8,304

Operating income (loss):
RJR Tobacco(1)(2)(3)(4)	$2,173	$2,587	$1,735
American Snuff(4)	438	420	374
Santa Fe(5)	337	280	237
All Other(2)	(234)	(70)	(36)
Corporate Expense(1)(4)	(183)	(85)	(96)

Consolidated operating income	$2,531	$3,132	$2,214

Cash capital expenditures:
RJR Tobacco	$53	$55	$36
American Snuff	12	15	24
Santa Fe	7	2	4
All Other	132	81	24

Consolidated capital expenditures	$204	$153	$88

Depreciation and amortization expense:
RJR Tobacco	$65	$68	$99
American Snuff	17	18	19
Santa Fe	3	3	2
All Other	21	14	11

Consolidated depreciation and amortization expense	$106	$103	$131

Reconciliation to income from continuing operations before income taxes:
Consolidated operating income(1)(2)(3)(4)(5)	$2,531	$3,132	$2,214
Interest and debt expense	286	259	234
Interest income	(3)	(5)	(7)
Other (income) expense, net	(14)	137	34

Income from continuing operations before income taxes	$2,262	$2,741	$1,953

(1)	Includes restructuring and/or asset impairment charges of $149 million for the year ended December 31, 2012, see “Restructuring Charges” in note 5.

(2)

Includes trademark, goodwill and/or other intangible asset impairment charges of $32 million and $129 million for the years ended December 31, 2013 and 2012, respectively, see “Intangible Assets” in note 4.

(3)	Includes NPM Adjustment credits of $341 million and $478 million for RJR Tobacco for the years ended December 31, 2014 and 2013, respectively, see “— Cost of Products Sold” in note 1.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

(4)

Includes MTM adjustment of $422 million for RJR Tobacco, $4 million for American Snuff and $26 million for Corporate Expense for the year ended December 31, 2014. Includes MTM adjustment of $300 million for RJR Tobacco, $5 million for American Snuff and $24 million for Corporate Expense for the year ended December 31, 2012.

(5)	Includes NPM Adjustment credits of $4 million and $5 million for Santa Fe for the years ended December 31, 2014 and 2013, respectively, see “— Cost of Products Sold” in note 1.

Sales to McLane Company, Inc., a distributor, constituted approximately 31% of RAI’s consolidated revenue in each of 2014, 2013 and 2012. Sales to Core-Mark International, Inc., a distributor, represented approximately 11% of RAI’s consolidated revenue in each of 2014 and 2013, and 10% in 2012. McLane Company, Inc. and Core-Mark International, Inc. are customers of RJR Tobacco, American Snuff and Santa Fe. No other customer accounted for 10% or more of RAI’s consolidated revenue during those periods.

RAI’s operating subsidiaries’ sales to foreign countries, primarily to related parties, for the years ended December 31, 2014, 2013 and 2012 were $497 million, $496 million and $493 million, respectively.

Note 17 — Related Party Transactions

RAI and RAI’s operating subsidiaries engage in transactions with affiliates of BAT, which owns approximately 42% of RAI’s outstanding common stock. The following is a summary of balances and transactions with such BAT affiliates as of and for the years ended December 31:

Balances:

	2014	2013
Accounts receivable, related party	$41	$56
Due to related party	1	—
Deferred revenue, related party	32	48

Significant transactions:

	2014	2013	2012
Net sales	$311	$337	$342
Purchases	28	27	16
RAI common stock purchases from B&W	155	296	415
Capsule royalty income	7	9	6
Research and development services billings	4	4	3

RJR Tobacco sells contract-manufactured cigarettes, tobacco leaf and processed tobacco to BAT affiliates. In December 2012, RJR Tobacco entered into an amendment to its contract manufacturing agreement with a BAT affiliate, which amendment, among other things, requires either party to provide three years’ notice to the other party to terminate the agreement without cause, with any such notice to be given no earlier than January 1, 2016. Net sales to BAT affiliates, primarily cigarettes, represented approximately 4% of RAI’s total net sales in each of 2014, 2013 and 2012.

RJR Tobacco recorded deferred sales revenue relating to leaf sold to BAT affiliates that had not been delivered as of December 31, in each of 2014, 2013 and 2012, given that RJR Tobacco has a legal right to bill the BAT affiliates. Leaf sales revenue to BAT affiliates is recognized when the product is shipped to the customer. RJR Tobacco recorded royalty income from the license of capsule technology to BAT affiliates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

In connection with RAI’s share repurchase program, RAI and B&W entered into an agreement in November 2011, pursuant to which B&W agreed to participate in the repurchase program on a basis approximately proportionate with B&W’s 42% ownership of RAI common stock. Under this agreement, which concluded in the second quarter of 2014, RAI repurchased 2,887,715 shares of RAI common stock from B&W during 2014 and 21,702,839 shares in total.

A member of the board of directors of RAI is also a member of the board of directors of a financial institution, a subsidiary of which is a participant in RAI’s Credit Agreement.

On July 15, 2014, RAI and BAT entered into a Subscription Agreement as part of the Proposed Transactions. For additional information, see note 2.

Note 18 — RAI Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements

The following condensed consolidating financial statements relate to the guaranties of RAI’s $5.1 billion unsecured notes. See note 11 for additional information relating to these notes. Certain of RAI’s direct, wholly owned subsidiaries and certain of its indirectly owned subsidiaries have fully and unconditionally, and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent issuer; RJR, RJR Tobacco, American Snuff Co., SFNTC and certain of RAI’s other subsidiaries, the Guarantors; other direct and indirect subsidiaries of RAI that are not Guarantors; and elimination adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Year Ended December 31, 2014
Net sales	$—	$8,109	$232	$(181)	$8,160
Net sales, related party	—	311	—	—	311

Net Sales	—	8,420	232	(181)	8,471
Cost of products sold	—	4,002	235	(179)	4,058
Selling, general and administrative expenses	75	1,535	261	—	1,871
Amortization expense	—	11	—	—	11

Operating income (loss)	(75)	2,872	(264)	(2)	2,531
Interest and debt expense	286	79	6	(85)	286
Interest income	(85)	(3)	—	85	(3)
Other (income) expense, net	4	(44)	(17)	43	(14)

Income (loss) from continuing operations before income taxes	(280)	2,840	(253)	(45)	2,262
Provision for (benefit from) income taxes	(89)	1,004	(98)	—	817
Equity income from subsidiaries	1,661	26	—	(1,687)	—

Income (loss) from continuing operations	1,470	1,862	(155)	(1,732)	1,445
Income from discontinued operations, net of tax	—	25	—	—	25

Net income (loss)	$1,470	$1,887	$(155)	$(1,732)	$1,470

For the Year Ended December 31, 2013
Net sales	$—	$7,785	$147	$(33)	$7,899
Net sales, related party	—	337	—	—	337

Net Sales	—	8,122	147	(33)	8,236
Cost of products sold	—	3,628	83	(33)	3,678
Selling, general and administrative expenses	13	1,222	154	—	1,389
Amortization expense	—	5	—	—	5
Trademark and other intangible asset impairment charges	—	32	—	—	32

Operating income (loss)	(13)	3,235	(90)	—	3,132
Interest and debt expense	255	113	2	(111)	259
Interest income	(111)	(3)	(2)	111	(5)
Other (income) expense, net	129	(45)	10	43	137

Income (loss) before income taxes	(286)	3,170	(100)	(43)	2,741
Provision for (benefit from) income taxes	(95)	1,154	(36)	—	1,023
Equity income from subsidiaries	1,909	5	—	(1,914)	—

Net income (loss)	$1,718	$2,021	$(64)	$(1,957)	$1,718

For the Year Ended December 31, 2012
Net sales	$—	$7,857	$134	$(29)	$7,962
Net sales, related party	—	342	—	—	342

Net Sales	—	8,199	134	(29)	8,304
Cost of products sold	—	4,316	34	(29)	4,321
Selling, general and administrative expenses	23	1,341	106	—	1,470
Amortization expense	—	21	—	—	21
Trademark and other intangible asset impairment charges	—	82	47	—	129
Restructuring charge	4	145	—	—	149

Operating income (loss)	(27)	2,294	(53)	—	2,214
Interest and debt expense	228	119	—	(113)	234
Interest income	(113)	(3)	(4)	113	(7)
Other (income) expense, net	26	(44)	9	43	34

Income (loss) before income taxes	(168)	2,222	(58)	(43)	1,953
Provision for (benefit from) income taxes	(59)	762	(21)	(1)	681
Equity income (loss) from subsidiaries	1,381	(16)	—	(1,365)	—

Net income (loss)	$1,272	$1,444	$(37)	$(1,407)	$1,272

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Condensed Consolidating Statements of Comprehensive Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Year Ended December 31, 2014
Net income (loss)	$1,470	$1,887	$(155)	$(1,732)	$1,470
Other comprehensive income (loss), net of tax:
Retirement benefits	(277)	(271)	(1)	272	(277)
Unrealized gain on long-term investments	2	2	—	(2)	2
Amortization of realized loss on hedging instruments	1	—	—	—	1
Cumulative translation adjustment and other	(34)	(34)	(48)	82	(34)

Comprehensive income (loss)	$1,162	$1,584	$(204)	$(1,380)	$1,162

For the Year Ended December 31, 2013
Net income (loss)	$1,718	$2,021	$(64)	$(1,957)	$1,718
Other comprehensive income (loss), net of tax:
Retirement benefits	248	239	(1)	(238)	248
Unrealized gain on long-term investments	5	5	—	(5)	5
Amortization of realized loss on hedging instruments	1	—	—	—	1
Cumulative translation adjustment and other	1	1	14	(15)	1

Comprehensive income (loss)	$1,973	$2,266	$(51)	$(2,215)	$1,973

For the Year Ended December 31, 2012
Net income (loss)	$1,272	$1,444	$(37)	$(1,407)	$1,272
Other comprehensive income (loss), net of tax:
Retirement benefits	65	65	—	(65)	65
Unrealized gain on long-term investments	7	7	—	(7)	7
Realized loss on hedging instruments	(14)	—	—	—	(14)
Cumulative translation adjustment and other	13	13	9	(22)	13

Comprehensive income (loss)	$1,343	$1,529	$(28)	$(1,501)	$1,343

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the consolidating statements of income for the year ended December 31, 2014, were as follows:

Components	Amount Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(21)	$—	$—	$(21)	Cost of products sold
Amortization of prior service costs	—	(18)	—	—	(18)	Selling, general and administrative expenses
MTM adjustment	—	205	—	—	205	Cost of products sold
MTM adjustment	10	236	1	—	247	Selling, general and administrative expenses

	10	402	1	—	413
Deferred taxes	(4)	(158)	—	—	(162)	Provision for income taxes
Defined benefit pension and postretirement plans	245	—	—	(245)	—	Equity income from subsidiaries

Net of tax	$251	$244	$1	$(245)	$251

Loss on hedging instruments:
Amortization of realized loss	$2	$—	$—	$—	$2	Interest and debt expense
Deferred taxes	(1)	—	—	—	(1)	Provision for income taxes

Net of tax	$1	$—	$—	$—	$1

Total reclassifications	$252	$244	$1	$(245)	$252	Net income (loss)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the consolidating statements of income for the year ended December 31, 2013, were as follows:

Components	Amount Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(21)	$—	$—	$(21)	Cost of products sold
Amortization of prior service costs	—	(18)	—	—	(18)	Selling, general and administrative expenses

	—	(39)	—	—	(39)
Deferred taxes	—	16	—	—	16	Provision for income taxes
Defined benefit pension and postretirement plans	(23)	—	—	23	—	Equity income from subsidiaries

Net of tax	$(23)	$(23)	$—	$23	$(23)

Loss on hedging instruments:
Amortization of realized loss	$2	$—	$—	$—	$2	Interest and debt expense
Deferred taxes	(1)	—	—	—	(1)	Provision for income taxes

Net of tax	$1	$—	$—	$—	$1

Total reclassifications	$(22)	$(23)	$—	$23	$(22)	Net income (loss)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Year Ended December 31, 2014
Cash flows from (used in) operating activities	$1,277	$1,865	$(179)	$(1,340)	$1,623

Cash flows from (used in) investing activities:
Capital expenditures	—	(265)	(94)	155	(204)
Proceeds from termination of joint venture	—	—	35	—	35
Return of intercompany investments	165	—	—	(165)	—
Other, net	218	39	126	(419)	(36)

Net cash flows from (used in) investing activities	383	(226)	67	(429)	(205)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,411)	(1,301)	—	1,301	(1,411)
Repurchase of common stock	(440)	—	—	—	(440)
Excess tax benefit on stock-based compensation plans	12	—	—	—	12
Principal borrowings under revolving credit facility	1,000	—	—	—	1,000
Repayments under revolving credit facility	(1,000)	—	—	—	(1,000)
Debt issuance costs and financing fees	(79)	—	—	—	(79)
Dividends paid on preferred stock	(43)	—	—	43	—
Distribution of equity	—	(165)	—	165	—
Other, net	(41)	(400)	181	260	—

Net cash flows from (used in) financing activities	(2,002)	(1,866)	181	1,769	(1,918)

Effect of exchange rate changes on cash and cash equivalents	—	—	(34)	—	(34)

Net change in cash and cash equivalents	(342)	(227)	35	—	(534)
Cash and cash equivalents at beginning of year	444	696	360	—	1,500

Cash and cash equivalents at end of year	$102	$469	$395	$—	$966

For the Year Ended December 31, 2013
Cash flows from (used in) operating activities	$1,519	$945	$(70)	$(1,086)	$1,308

Cash flows from (used in) investing activities:
Capital expenditures	—	(80)	(74)	1	(153)
Proceeds from termination of joint venture	—	—	31	—	31
Return of intercompany investments	300	—	—	(300)	—
Other, net	81	33	(1)	(104)	9

Net cash flows from (used in) investing activities	381	(47)	(44)	(403)	(113)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,335)	(1,042)	—	1,042	(1,335)
Repurchase of common stock	(775)	—	—	—	(775)
Excess tax benefit on stock-based compensation plans	14	—	—	—	14
Principal borrowings under term-loan credit facility	500	—	—	—	500
Repayment under term-loan credit facility	(500)	—	—	—	(500)
Proceeds from issuance of long-term debt, net of discounts	1,097	—	—	—	1,097
Repayments of long-term debt	(975)	(60)	—	—	(1,035)
Debt issuance costs and financing fees	(18)	—	—	—	(18)
Make-whole premium for early extinguishment of debt	(155)	—	—	—	(155)
Dividends paid on preferred stock	(43)	—	—	43	—
Distribution of equity	—	(300)	—	300	—
Other, net	(21)	(220)	137	104	—

Net cash flows from (used in) financing activities	(2,211)	(1,622)	137	1,489	(2,207)

Effect of exchange rate changes on cash and cash equivalents	—	—	10	—	10

Net change in cash and cash equivalents	(311)	(724)	33	—	(1,002)
Cash and cash equivalents at beginning of year	755	1,420	327	—	2,502

Cash and cash equivalents at end of year	$444	$696	$360	$—	$1,500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Year Ended December 31, 2012
Cash flows from operating activities	$454	$1,801	$29	$(716)	$1,568

Cash flows from (used in) investing activities:
Capital expenditures	—	(79)	(1)	(8)	(88)
Proceeds from termination of joint venture	—	—	30	—	30
Return of intercompany investments	898	—	—	(898)	—
Other, net	40	17	1	(54)	4

Net cash flows from (used in) investing activities	938	(62)	30	(960)	(54)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,307)	(684)	—	684	(1,307)
Repurchase of common stock	(1,101)	—	—	—	(1,101)
Excess tax benefit on stock-based compensation plans	39	—	—	—	39
Principal borrowings under term-loan credit facility	750	—	—	—	750
Repayment under term-loan credit facility	(750)	—	—	—	(750)
Proceeds from issuance of long-term debt, net of discounts	2,539	—	—	—	2,539
Repayments of long-term debt	(1,018)	(58)	—	—	(1,076)
Debt issuance costs and financing fees	(22)	—	—	—	(22)
Payment to settle forward starting interest rate contracts	(23)	—	—	—	(23)
Make-whole premium for early extinguishment of debt	(20)	—	—	—	(20)
Dividends paid on preferred stock	(43)	—	—	43	—
Distribution of equity	—	(898)	—	898	—
Other, net	(9)	(40)	(2)	51	—

Net cash flows used in financing activities	(965)	(1,680)	(2)	1,676	(971)

Effect of exchange rate changes on cash and cash equivalents	—	—	3	—	3

Net change in cash and cash equivalents	427	59	60	—	546
Cash and cash equivalents at beginning of year	328	1,361	267	—	1,956

Cash and cash equivalents at end of year	$755	$1,420	$327	$—	$2,502

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
December 31, 2014
Assets
Cash and cash equivalents	$102	$469	$395	$—	$966
Accounts receivable	—	74	42	—	116
Accounts receivable, related party	—	41	—	—	41
Other receivables	70	1,199	10	(1,267)	12
Inventories	—	1,198	85	(2)	1,281
Deferred income taxes, net	5	688	10	—	703
Prepaid expenses and other	50	151	1	2	204

Total current assets	227	3,820	543	(1,267)	3,323
Property, plant and equipment, net	3	1,170	30	—	1,203
Trademarks and other intangible assets, net	—	2,417	4	—	2,421
Goodwill	—	7,999	17	—	8,016
Long-term intercompany notes receivable	1,593	190	—	(1,783)	—
Investment in subsidiaries	9,598	450	—	(10,048)	—
Other assets and deferred charges	101	180	23	(71)	233

Total assets	$11,522	$16,226	$617	$(13,169)	$15,196

Liabilities and shareholders’ equity
Accounts payable	$1	$128	$13	$—	$142
Tobacco settlement accruals	—	1,819	—	—	1,819
Due to related party	—	1	—	—	1
Deferred revenue, related party	—	32	—	—	32
Current maturities of long-term debt	450	—	—	—	450
Other current liabilities	1,636	682	51	(1,269)	1,100

Total current liabilities	2,087	2,662	64	(1,269)	3,544
Long-term intercompany notes payable	190	1,300	293	(1,783)	—
Long-term debt (less current maturities)	4,633	—	—	—	4,633
Deferred income taxes, net	—	450	—	(67)	383
Long-term retirement benefits (less current portion)	57	1,930	10	—	1,997
Other noncurrent liabilities	33	83	1	—	117
Shareholders’ equity	4,522	9,801	249	(10,050)	4,522

Total liabilities and shareholders’ equity	$11,522	$16,226	$617	$(13,169)	$15,196

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
December 31, 2013
Assets
Cash and cash equivalents	$444	$696	$360	$—	$1,500
Accounts receivable	—	74	32	—	106
Accounts receivable, related party	—	56	—	—	56
Notes receivable	—	1	36	—	37
Other receivables	76	198	6	(264)	16
Inventories	—	1,069	59	(1)	1,127
Deferred income taxes, net	—	614	1	(9)	606
Prepaid expenses and other	29	172	7	(1)	207

Total current assets	549	2,880	501	(275)	3,655
Property, plant and equipment, net	5	986	83	—	1,074
Trademarks and other intangible assets, net	—	2,413	4	—	2,417
Goodwill	—	7,999	12	—	8,011
Long-term intercompany notes receivable	1,842	1,295	—	(3,137)	—
Investment in subsidiaries	9,736	473	—	(10,209)	—
Other assets and deferred charges	94	187	18	(54)	245

Total assets	$12,226	$16,233	$618	$(13,675)	$15,402

Liabilities and shareholders’ equity
Accounts payable	$1	$169	$15	$—	$185
Tobacco settlement accruals	—	1,727	—	—	1,727
Deferred revenue, related party	—	48	—	—	48
Other current liabilities	601	744	46	(275)	1,116

Total current liabilities	602	2,688	61	(275)	3,076
Long-term intercompany notes payable	1,295	1,700	142	(3,137)	—
Long-term debt (less current maturities)	5,099	—	—	—	5,099
Deferred income taxes, net	—	710	2	(54)	658
Long-term retirement benefits (less current portion)	38	1,172	11	—	1,221
Other noncurrent liabilities	25	156	—	—	181
Shareholders’ equity	5,167	9,807	402	(10,209)	5,167

Total liabilities and shareholders’ equity	$12,226	$16,233	$618	$(13,675)	$15,402

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Note 19 — Quarterly Results of Operations (Unaudited)

	First	Second	Third	Fourth
2014
Net sales	$1,935	$2,162	$2,240	$2,134
Gross profit(1)	1,005	1,203	1,206	999
Income from continuing operations(1)(2)	338	492	467	148
Income from discontinued operations, net of tax	25	—	—	—
Net income(1)(2)	363	492	467	148
Per share data(3) :
Basic:
Income from continuing operations	0.63	0.92	0.88	0.28
Income from discontinued operations	0.05	—	—	—
Net income	0.68	0.92	0.88	0.28
Diluted:
Income from continuing operations	0.63	0.92	0.88	0.28
Income from discontinued operations	0.04	—	—	—
Net income	0.67	0.92	0.88	0.28

2013
Net sales	$1,883	$2,179	$2,135	$2,039
Gross profit(4)	1,189	1,180	1,131	1,058
Net income(4)(5)	508	461	457	292
Per share data(3) :
Basic:
Net income	0.92	0.84	0.84	0.54
Diluted:
Net income	0.92	0.84	0.84	0.54

(1)

Includes NPM Adjustment credits of $63 million in the first quarter of 2014, $125 million in the second quarter of 2014, $82 million in the third quarter of 2014 and $75 million in the fourth quarter of 2014, see “— Cost of Products Sold” in note 1. The fourth quarter of 2014 includes an MTM adjustment of $205 million.

(2)	Fourth quarter of 2014 includes an additional MTM adjustment of $247 million for a total of $452 million.
(3)	Income per share is computed independently for each of the periods presented. The sum of the income per share amounts for the quarters may not equal the total for the year.
(4)

Includes NPM Adjustment credits of $261 million in the first quarter of 2013, $90 million in the second quarter of 2013, $69 million in the third quarter of 2013 and $63 million in the fourth quarter of 2013, see “— Cost of Products Sold” in note 1.

(5)	Fourth quarter of 2013 net income includes a $32 million trademark impairment charge.

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

Item 10 is incorporated by reference to the following sections of RAI’s definitive Proxy Statement to be filed with the SEC on or about March 20, 2015, referred to as the Proxy Statement: “The Board of Directors — Item 1: Election of Directors;” “The Board of Directors — Biographies of Board Members;” “The Board of Directors — Governance Agreement;” “The Board of Directors — Committees and Meetings of the Board of Directors — Audit and Finance Committee;” “The Board of Directors — Code of Conduct;” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance.” For information regarding the executive officers and certain significant employees of RAI, see “Executive Officers and Certain Significant Employees of the Registrant” in Item 1 of Part I of this report.

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

Item 12 is incorporated by reference to the following sections of the Proxy Statement: “Security Ownership of Certain Beneficial Owners and Management — Stock Ownership of Principal Shareholders;” “Security Ownership of Certain Beneficial Owners and Management — Stock Ownership of Management;” and “The Board of Directors — Governance Agreement.” For information regarding securities authorized for issuance under equity compensation plans, see note 14 to consolidated financial statements in Item 8 of Part II to this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 13 is incorporated by reference to the following sections of the Proxy Statement: “Certain Relationships and Related Transactions;” and “The Board of Directors — Determination of Independence of Directors.”

Item 14.	Principal Accountant Fees and Services

Item 14 is incorporated by reference to the following sections of the Proxy Statement: “Audit Matters — Audit Committee’s Audit and Non-Audit Services Pre-Approval Policy;” and “Audit Matters — Fees of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

(1)	Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012.

Consolidated Balance Sheets as of December 31, 2014 and 2013.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012.

(2)	Financial Statement Schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or notes.

(3)	See (b) below.

(b)	Exhibit Numbers 10.30 through 10.65 below are management contracts, compensatory plans or arrangements. The following exhibits are filed or furnished, as the case may be, as part of this report:

Exhibit Number
2.1	Agreement and Plan of Merger, dated as of July 15, 2014, among Lorillard, Inc., Reynolds American Inc. and Lantern Acquisition Co. (incorporated by reference to Exhibit 2.1 to Reynolds American Inc.’s Form 8-K, dated July 15, 2014).

2.2	Asset Purchase Agreement, dated as of July 15, 2014, among Reynolds American Inc., Lignum-2, L.L.C. and Imperial Tobacco Group PLC (incorporated by reference to Exhibit 2.2 to Reynolds American Inc.’s Form 8-K, dated July 15, 2014).

3.1	Amended and Restated Articles of Incorporation of Reynolds American Inc. (incorporated by reference to Exhibit 1 to Reynolds American Inc.’s Form 8-A filed July 29, 2004).

3.2	Articles of Amendment of Amended and Restated Articles of Incorporation of Reynolds American Inc. (incorporated by reference to Exhibit 3.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 2, 2007).

3.3	Articles of Amendment of Amended and Restated Articles of Incorporation of Reynolds American Inc. (incorporated by reference to Exhibit 3.1 to Reynolds American Inc.’s Quarterly Report on
Form 10-Q for the quarter ended June 30, 2011, filed August 8, 2011).

3.4	Articles of Amendment of Amended and Restated Articles of Incorporation of Reynolds American Inc. (incorporated by reference to Exhibit 3.1 to Reynolds American Inc.’s Quarterly Report on
Form 10-Q for the quarter ended June 30, 2012, filed July 25, 2012).

3.5	Amended and Restated Bylaws of Reynolds American Inc., dated December 5, 2013 (incorporated by reference to Exhibit 3.1 to Reynolds American Inc.’s Form 8-K, dated December 4, 2013).

4.1	Indenture, dated May 31, 2006, among Reynolds American Inc. and certain of its subsidiaries as guarantors and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Reynolds American Inc.’s Form 8-K dated May 31, 2006).

4.2	First Supplemental Indenture, dated September 30, 2006, to Indenture, dated May 31, 2006, among Reynolds American Inc. and certain of its subsidiaries as guarantors, and The Bank of New York Trust Company, N.A., as successor to The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Reynolds American Inc.’s Form 8-K dated September 30, 2006).

Exhibit Number

4.3	Second Supplemental Indenture, dated February 6, 2009, to Indenture, dated May 31, 2006, as supplemented by the First Supplemental Indenture, dated September 30, 2006, among Reynolds American Inc. and certain of its subsidiaries, as guarantors, and The Bank of New York Mellon Trust Company, N.A., f/k/a The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.21 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed February 23, 2009).

4.4	Third Supplemental Indenture, dated September 17, 2013, to Indenture, dated May 31, 2006, by and among Reynolds American Inc., as issuer, and certain of its subsidiaries as guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to Reynolds American Inc.’s Form 8-K, dated September 12, 2013).

4.5	In accordance with Item 601(b)(4)(iii) of Regulation S-K, Reynolds American Inc. agrees to furnish to the SEC, upon request, a copy of each instrument that defines the rights of holders of such long-term debt not filed or incorporated by reference as an exhibit to this Annual Report on Form 10-K.

10.1	Subscription and Support Agreement, dated as of July 15, 2014, among British American Tobacco p.l.c., Reynolds American Inc. and for limited purposes only, Brown & Williamson Holdings Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, dated July 15, 2014).

10.2	Bridge Credit Agreement, dated as of September 23, 2014, among Reynolds American Inc., as Borrower, and the agents and lending institutions party thereto (incorporated by reference to
Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, dated September 23, 2014).

10.3	Subsidiary Guarantee Agreement, dated as of September 23, 2014, among certain subsidiaries of Reynolds American Inc., as guarantors, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K, dated
September 23, 2014).

10.4	Credit Agreement, dated as of December 18, 2014, among Reynolds American Inc., as Borrower, and the agents and lending institutions party thereto (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, dated December 18, 2014).

10.5	Subsidiary Guarantee Agreement, dated as of December 18, 2014, among certain subsidiaries of Reynolds American Inc. as guarantors and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K, dated
December 18, 2014).

10.6	Underwriting Agreement, dated as of September 12, 2013, by and among Reynolds American Inc., as issuer, Reynolds American Inc.’s subsidiaries that are guaranteeing the notes, and Citigroup Global Markets Inc., Goldman, Sachs & Co. and J.P. Morgan Securities LLC, for themselves and as representatives of the several other underwriters named therein (incorporated by reference to Exhibit 1.1 to Reynolds American Inc.’s Form 8-K dated September 12, 2013).

10.7	Formation Agreement, dated as of July 30, 2004, among Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.), Brown & Williamson U.S.A., Inc. (n/k/a R. J. Reynolds Tobacco Company) and Reynolds American Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

10.8	Governance Agreement, dated as of July 30, 2004, among British American Tobacco p.l.c., Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) and Reynolds American Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

Exhibit Number

10.9	Amendment No. 1, dated as of November 18, 2004, to the Governance Agreement, dated as of July 30, 2004, among British American Tobacco p.l.c., Brown & Williamson Holdings, Inc. and Reynolds American Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated November 18, 2004).

10.10	Amendment No. 2, dated April 29, 2008, to the Governance Agreement, dated as of July 30, 2004, as amended, by and among British American Tobacco p.l.c., Brown & Williamson Holdings, Inc. and Reynolds American Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated April 29, 2008).

10.11	Amendment No. 3, dated November 11, 2011, to the Governance Agreement, dated as of July 30, 2004, as amended, by and among British American Tobacco p.l.c., Brown & Williamson Holdings, Inc. and Reynolds American Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated November 14, 2011).

10.12	Non-Competition Agreement, dated as of July 30, 2004, between Reynolds American Inc. and British American Tobacco p.l.c. (incorporated by reference to Exhibit 10.3 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

10.13	Contract Manufacturing Agreement, dated as of July 30, 2004, by and between R. J. Reynolds Tobacco Company and B.A.T. (U.K. & Export) Limited (incorporated by reference to Exhibit 10.5 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

10.14	Amendment, effective January 2, 2007, to Contract Manufacturing Agreement, dated as of July 30, 2004, by and between R. J. Reynolds Tobacco Company and B.A.T. (U.K. & Export) Limited (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 4, 2007).

10.15	American-blend Cigarette Manufacturing Agreement, dated May 26, 2010, by and between R. J. Reynolds Tobacco Company and BATUS Japan, Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated June 2, 2010).

10.16	Amendment and Extension Agreement, dated December 17, 2012, to American-blend Cigarette Manufacturing Agreement, dated May 26, 2010, by and between R. J. Reynolds Tobacco Company and BATUS Japan, Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated February 11, 2013).

10.17	Purchase Agreement dated as of March 9, 1999, as amended and restated as of May 11, 1999, among R. J. Reynolds Tobacco Company, RJR Nabisco, Inc. and Japan Tobacco Inc. (incorporated by reference to Exhibit 2.1 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated May 12, 1999).

10.18	Settlement Agreement dated August 25, 1997, between the State of Florida and settling defendants in The State of Florida v. American Tobacco Co. (incorporated by reference to Exhibit 2 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated August 25, 1997).

10.19	Comprehensive Settlement Agreement and Release dated January 16, 1998, between the State of Texas and settling defendants in The State of Texas v. American Tobacco Co. (incorporated by reference to Exhibit 2 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated January 16, 1998).

10.20	Settlement Agreement and Release in re: The State of Minnesota v. Philip Morris, Inc., by and among the State of Minnesota, Blue Cross and Blue Shield of Minnesota and the various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.1 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).

Exhibit Number

10.21	Settlement Agreement and Stipulation for Entry of Consent Judgment in re: The State of Minnesota v. Philip Morris, Inc., by and among the State of Minnesota, Blue Cross and Blue Shield of Minnesota and the various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.2 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).

10.22	Form of Consent Judgment by Judge Kenneth J. Fitzpatrick, Judge of District Court in re: The State of Minnesota v. Philip Morris, Inc. (incorporated by reference to Exhibit 99.3 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).

10.23	Stipulation of Amendment to Settlement Agreement and for Entry of Agreed Order dated July 2, 1998, by and among the Mississippi Defendants, Mississippi and the Mississippi Counsel in connection with the Mississippi Action (incorporated by reference to Exhibit 99.2 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).

10.24	Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree dated July 24, 1998, by and among the Texas Defendants, Texas and the Texas Counsel in connection with the Texas Action (incorporated by reference to Exhibit 99.4 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).

10.25	Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree dated September 11, 1998, by and among the State of Florida and the tobacco companies named therein (incorporated by reference to Exhibit 99.1 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed November 12, 1998).

10.26	Master Settlement Agreement, referred to as the MSA, dated November 23, 1998, between the Settling States named in the MSA and the Participating Manufacturers also named therein (incorporated by reference to Exhibit 4 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated November 23, 1998).

10.27	Term Sheet agreed to by R. J. Reynolds Tobacco Company, an indirect subsidiary of Reynolds American Inc., certain other Participating Manufacturers, 17 states, the District of Columbia and Puerto Rico (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated March 12, 2013).

10.28	Comprehensive Agreement, dated as of April 13, 2010, among R. J. Reynolds Tobacco Company and Her Majesty the Queen in Right of Canada and the Provinces and Territories listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated April 16, 2010).

10.29	Agreed Statement of Facts, dated as of April 13, 2010, between Her Majesty the Queen and Northern Brands International, Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated April 16, 2010).

10.30	Amended and Restated Directors and Officers Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated February 1, 2005).

10.31	Reynolds American Inc. 2015 Outside Directors’ Compensation Summary.

10.32	Equity Incentive Award Plan for Directors of Reynolds American Inc., referred to as the EIAP (incorporated by reference to Exhibit 10.33 to Reynolds American Inc.’s Annual Report on
Form 10-K for the fiscal year ended December 31, 2013, filed February 11, 2014).

10.33	Form of Deferred Stock Unit Agreement between Reynolds American Inc. and the Director named therein, pursuant to the EIAP (incorporated by reference to Exhibit 10.32 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed February 23, 2009).

Exhibit Number

10.34	Form of Deferred Stock Unit Agreement between R. J. Reynolds Tobacco Holdings, Inc. and the Director named therein, pursuant to the EIAP (incorporated by reference to Exhibit 10.9 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).

10.35	Deferred Compensation Plan for Directors of Reynolds American Inc. (Amended and Restated Effective November 30, 2007) (incorporated by reference to Exhibit 10.43 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed February 27, 2008).

10.36	Reynolds American Inc. 2009 Omnibus Incentive Compensation Plan (incorporated by reference to Appendix A of Reynolds American Inc.’s definitive Proxy Statement on Schedule 14A filed on March 23, 2009).

10.37	Reynolds American Inc. Amended and Restated 2009 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated May 12, 2014).

10.38	Form of Performance Share Agreement (three-year vesting), dated March 1, 2011, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed
April 29, 2011).

10.39	Form of Performance Share Agreement (three-year vesting), dated March 1, 2012, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.5 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed
April 26, 2012).

10.40	Form of Performance Share Agreement (three-year vesting), dated March 1, 2013, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed
April 23, 2013).

10.41	Form of Performance Share Agreement (three-year vesting), dated March 3, 2014, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed
April 23, 2014).

10.42	Reynolds American Inc. 2014 Outside Directors’ Compensation Summary (incorporated by reference to Exhibit 10.32 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed February 11, 2014).

10.43	Performance Share Agreement (one-year vesting), dated May 1, 2014, between Reynolds American Inc. and Susan M. Cameron (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed July 29, 2014).

10.44	Retirement and Consulting Agreement, by and between Reynolds American Inc. and Daniel M. Delen, dated April 16, 2014 (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated April 16, 2014).

10.45	Offer Letter, by and between Reynolds American Inc. and Susan M. Cameron, dated April 16, 2014 (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated April 16, 2014).

10.46	Offer Letter, by and between R. J. Reynolds Tobacco Company and Debra A. Crew, entered into September 18, 2014 (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s
Form 8-K dated September 18, 2014).

Exhibit Number

10.47	Performance Share Agreement, dated October 1, 2014, between Reynolds American Inc. and Debra A. Crew (incorporated by reference to Exhibit 10.7 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed October 21, 2014).

10.48	Restricted Stock Unit Agreement (retention grant), dated October 1, 2014, between Reynolds American Inc. and Debra A. Crew (incorporated by reference to Exhibit 10.8 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed October 21, 2014).

10.49	Restricted Stock Unit Agreement (make-whole grant), dated October 1, 2014, between Reynolds American Inc. and Debra A. Crew (incorporated by reference to Exhibit 10.9 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed October 21, 2014).

10.50	Offer of Employment Letter, dated December 4, 2006, between R. J. Reynolds Tobacco Company and Daniel M. Delen (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 4, 2007).

10.51	May 24, 1999, July 21, 1999, and June 16, 2000, Letter Agreements between R. J. Reynolds Tobacco Company and Thomas R. Adams (incorporated by reference to Exhibit 10.64 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed February 27, 2008).

10.52	Retention Letter Agreement, dated July 23, 2013, between Reynolds American Inc. and Thomas R. Adams (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed July 25, 2013).

10.53	Form of Amended Letter Agreement regarding Severance Benefits and Change of Control Protections between Reynolds American Inc. and the officer named therein (incorporated by reference to Exhibit 10.67 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed February 27, 2008).

10.54	Reynolds American Inc. Executive Severance Plan, as amended and restated effective December 1, 2012 (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated November 29, 2012).

10.55	Retention Trust Agreement dated May 13, 1998, by and between RJR Nabisco, Inc. and Wachovia Bank, N.A. (n/k/a Wells Fargo, N.A.) (incorporated by reference to Exhibit 10.6 to RJR Nabisco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).

10.56	Amendment No. 1 to Retention Trust Agreement, dated May 13, 1998, by and between RJR Nabisco, Inc. and Wachovia Bank, N.A. (n/k/a Wells Fargo, N.A.), dated October 1, 2006 (incorporated by reference to Exhibit 10.56 to Reynolds American Inc.’s S-4 filed October 3, 2006).

10.57	Amendment No. 2 to Retention Trust Agreement, dated May 13, 1998, as amended, by and between R.J. Reynolds Tobacco Holdings, Inc., as successor to RJR Nabisco, Inc., and Wachovia Bank, N.A. (n/k/a Wells Fargo, N.A.), dated January 24, 2007 (incorporated by reference to Exhibit 10.66 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed February 27, 2007).

10.58	Supplemental Pension Plan for Executives of Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) (as amended and restated through January 1, 2012) (incorporated by reference to Exhibit 10.48 to Reynolds American Inc.’s Annual Report on
Form 10-K for the fiscal year ended December 31, 2011, filed February 15, 2012).

Exhibit Number

10.59	Form of Reynolds American Inc. Trust Agreement, by and among the executive officer named therein, J.P. Morgan Trust Company of Delaware, the trustee, as successor to United States Trust Company, N.A., and Reynolds American Inc., as administrative agent for the executive (incorporated by reference to Exhibit 10.65 to Reynolds American Inc.’s Annual Report on
Form 10-K for the fiscal year ended December 31, 2008, filed February 23, 2009).

10.60	Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) Health Care Plan for Salaried Employees (as amended through July 29, 2004, by Amendment Nos. 1 and 2) (incorporated by reference to Exhibit 10.69 to Reynolds American Inc.’s Annual Report on
Form 10-K for the fiscal year ended December 31, 2004, filed March 9, 2005).

10.61	Amendment No. 3, entered into as of December 31, 2004, to the Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) Health Care Plan for Salaried Employees (incorporated by reference to Exhibit 10.70 to Reynolds American Inc.’s Annual Report on
Form 10-K for the fiscal year ended December 31, 2004, filed March 9, 2005).

10.62	Amendment No. 4, entered into as of April 20, 2005, to the Brown & Williamson Tobacco Corporation Health Care Plan for Salaried Employees (incorporated by reference to Exhibit 10.71 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed February 27, 2007).

10.63	Amendment No. 5, entered into as of December 29, 2006, to the Brown & Williamson Tobacco Corporation Health Care Plan for Salaried Employees (incorporated by reference to Exhibit 10.72 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed February 27, 2007).

10.64	Amendment No. 6, entered into as of December 19, 2011, to the Brown & Williamson Tobacco Corporation Health Care Plan for Salaried Employees (incorporated by reference to Exhibit 10.54 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed February 15, 2012).

10.65	Amendment No. 7, entered into as of January 24, 2014, to the Brown & Williamson Tobacco Corporation Health Care Plan for Salaried Employees (incorporated by reference to Exhibit 10.57 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed February 11, 2014).

10.66	Valuation Payment Settlement Agreement, dated February 20, 2008, by and between R. J. Reynolds Tobacco C.V. and Gallaher Limited (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated February 20, 2008).

10.67	Guarantee of JT International Holding B.V., dated February 20, 2008, in favor of R. J. Reynolds Tobacco C.V. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated February 20, 2008).

10.68	Standard Supplier Agreement, dated August 1, 2003, as amended, by and between R. J. Reynolds Tobacco Company and Eastman Chemical Company (incorporated by reference to Exhibit 10.3 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed October 23, 2012).

10.69	Amendment, effective January 8, 2014, to Standard Supplier Agreement among R. J. Reynolds Tobacco Company, Santa Fe Natural Tobacco Company, Inc. and Eastman Chemical Company (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated February 10, 2014).

12.1	Computation of Ratio of Earnings to Fixed Charges for each of the five years within the period ended December 31, 2014.

Exhibit Number

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

31.2	Certification of Chief Financial Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Arbitration Panel’s Entry of Stipulated Partial Settlement and Award, dated March 12, 2013 (incorporated by reference to Exhibit 99.2 to Reynolds American Inc.’s Form 8-K, dated March 12, 2013).

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema

101.CAL	XBRL taxonomy extension calculation linkbase

101.LAB	XBRL taxonomy extension label linkbase

101.PRE	XBRL taxonomy extension presentation linkbase

*	Exhibit is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subjected to the liabilities of that Section. This exhibit shall not be incorporated by reference into any given registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REYNOLDS AMERICAN INC. (Registrant)

Dated: February 10, 2015	By:	/S/ SUSAN M. CAMERON
Susan M. Cameron
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ SUSAN M. CAMERON Susan M. Cameron	President, Chief Executive Officer and Director (principal executive officer)	February 10, 2015

/S/ THOMAS R. ADAMS Thomas R. Adams	Executive Vice President and Chief Financial Officer (principal financial officer)	February 10, 2015

/S/ FREDERICK W. SMOTHERS Frederick W. Smothers	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 10, 2015

/S/ THOMAS C. WAJNERT Thomas C. Wajnert	Chairman of the Board and Director	February 10, 2015

/S/ JOHN P. DALY John P. Daly	Director	February 10, 2015

/S/ MARTIN D. FEINSTEIN Martin D. Feinstein	Director	February 10, 2015

/S/ LUC JOBIN Luc Jobin	Director	February 10, 2015

/S/ HOLLY KELLER KOEPPEL Holly Keller Koeppel	Director	February 10, 2015

/S/ NANA MENSAH Nana Mensah	Director	February 10, 2015

/S/ LIONEL L. NOWELL III Lionel L. Nowell III	Director	February 10, 2015

Signature	Title	Date

/S/ RICARDO OBERLANDER Ricardo Oberlander	Director	February 10, 2015

/S/ RONALD S. ROLFE Ronald S. Rolfe	Director	February 10, 2015

/S/ RICHARD E. THORNBURGH Richard E. Thornburgh	Director	February 10, 2015

/S/ JOHN J. ZILLMER John J. Zillmer	Director	February 10, 2015