Form 10-Q
period 2015-03-31
REYNOLDS AMERICAN INC
filed 2015-04-20
CIK 1275283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 532,013,134 shares of common stock, par value $.0001 per share, as of April 6, 2015.

Part I — Financial Information

Item 1. Financial Statements

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions, Except Per Share Amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Net sales(1)	$1,975	$1,849
Net sales, related party	82	86
Net sales	2,057	1,935
Costs and expenses:
Cost of products sold(1)	850	930
Selling, general and administrative expenses	511	413
Amortization expense	3	2
Operating income	693	590
Interest and debt expense	91	59
Interest income	(1)	(1)
Other (income) expense, net	(17)	1
Income from continuing operations before income taxes	620	531
Provision for income taxes	231	193
Income from continuing operations	389	338
Income from discontinued operations, net of tax	—	25
Net income	$389	$363
Basic income per share:
Income from continuing operations	$0.73	$0.63
Income from discontinued operations	—	0.05
Net income	$0.73	$0.68
Diluted income per share:
Income from continuing operations	$0.73	$0.63
Income from discontinued operations	—	0.04
Net income	$0.73	$0.67
Dividends declared per share	$0.67	$0.67

(1) Excludes excise taxes of $840 million and $846 million for the three months ended March 31, 2015 and 2014, respectively.

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Millions)

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Net income	$389	$363
Other comprehensive income (loss), net of tax:
Retirement benefits, net of tax (benefit) expense (2015 — $(4); 2014 — $(4))	(6)	(6)
Unrealized gain on long-term investments, net of tax (benefit) expense (2014 — $1 )	—	1
Cumulative translation adjustment and other, net of tax (benefit) expense (2015 — $(12))	(27)	1
Comprehensive income	$356	$359

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from (used in) operating activities:
Net income	$389	$363
Income from discontinued operations, net of tax	—	(25)
Adjustments to reconcile to net cash flows from (used in) continuing operating activities:
Depreciation and amortization	28	25
Restructuring charge, net of cash payments	(13)	(3)
Deferred income tax expense (benefit)	26	(7)
Pension and postretirement	(35)	(32)
Tobacco settlement	397	459
Other, net	288	132
Net cash flows from operating activities	1,080	912
Cash flows from (used in) investing activities:
Capital expenditures	(26)	(55)
Other, net	1	(30)
Net cash flows used in investing activities	(25)	(85)
Cash flows from (used in) financing activities:
Dividends paid on common stock	(356)	(339)
Repurchase of common stock	(32)	(173)
Principal borrowings under revolving credit facility	300	—
Repayments under revolving credit facility	(300)	—
Excess tax benefit on stock-based compensation plans	14	10
Net cash flows used in financing activities	(374)	(502)
Effect of exchange rate changes on cash and cash equivalents	(32)	1
Net change in cash and cash equivalents	649	326
Cash and cash equivalents at beginning of period	966	1,500
Cash and cash equivalents at end of period	$1,615	$1,826
Income taxes paid, net of refunds	$9	$13
Interest paid	$31	$30

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,615	$966
Accounts receivable	118	116
Accounts receivable, related party	56	41
Other receivables	12	12
Inventories	1,268	1,281
Deferred income taxes, net	704	703
Other current assets	216	204
Total current assets	3,989	3,323
Property, plant and equipment, net of accumulated depreciation (2015 — $1,648; 2014 — $1,627)	1,202	1,203
Trademarks and other intangible assets, net of accumulated amortization	2,418	2,421
Goodwill	8,015	8,016
Other assets and deferred charges	226	233
	$15,850	$15,196
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$126	$142
Tobacco settlement accruals	2,216	1,819
Due to related party	1	1
Deferred revenue, related party	23	32
Current maturities of long-term debt	450	450
Dividends payable on common stock	356	356
Other current liabilities	1,053	744
Total current liabilities	4,225	3,544
Long-term debt (less current maturities)	4,629	4,633
Deferred income taxes, net	397	383
Long-term retirement benefits (less current portion)	1,973	1,997
Other noncurrent liabilities	107	117
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2015 — 532,013,134; 2014 — 531,283,513)	—	—
Paid-in capital	6,200	6,200
Accumulated deficit	(1,284)	(1,314)
Accumulated other comprehensive loss	(397)	(364)
Total shareholders’ equity	4,519	4,522
	$15,850	$15,196

See Notes to Condensed Consolidated Financial Statements (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 — Business and Summary of Significant Accounting Policies

Overview

The condensed consolidated financial statements (unaudited) include the accounts of Reynolds American Inc., referred to as RAI, and its wholly owned subsidiaries. RAI’s wholly owned operating subsidiaries include R. J. Reynolds Tobacco Company; American Snuff Company, LLC, referred to as American Snuff Co.; Santa Fe Natural Tobacco Company, Inc., referred to as SFNTC; R. J. Reynolds Vapor Company, referred to as RJR Vapor; Niconovum USA, Inc; Niconovum AB; SFR Tobacco International GmbH, referred to as SFRTI, and various foreign subsidiaries affiliated with SFRTI.

RAI was incorporated as a holding company in the State of North Carolina in 2004, and its common stock is listed on the New York Stock Exchange, referred to as NYSE, under the symbol “RAI.” RAI was created to facilitate the business combination of the U.S. business of Brown & Williamson Holdings, Inc., referred to as B&W, an indirect wholly owned subsidiary of British American Tobacco p.l.c., referred to as BAT, with R. J. Reynolds Tobacco Company on July 30, 2004, with such combination referred to as the B&W business combination.

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

Basis of Presentation

The accompanying interim condensed consolidated financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as GAAP, for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All material intercompany balances have been eliminated. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim period ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The condensed consolidated financial statements (unaudited) should be read in conjunction with the consolidated financial statements and related footnotes, which appear in RAI’s Annual Report on Form 10-K for the year ended December 31, 2014. Certain reclassifications were made to conform prior years’ financial statements to the current presentation. Certain amounts presented in note 10 are rounded in the aggregate and may not sum from the individually presented components. All dollar amounts, other than per share amounts, are presented in millions, except for amounts set forth in note 10 and as otherwise noted.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Cost of Products Sold

Cost of products sold includes the expenses for the Master Settlement Agreement, referred to as the MSA, and other settlement agreements with the States of Mississippi, Florida, Texas and Minnesota, which together with the MSA are collectively referred to as the State Settlement Agreements; the user fees charged by the U.S. Food and Drug Administration, referred to as the FDA; and the federal tobacco quota assessment, that expired in 2014. These expenses were as follows:

	For the Three Months Ended March 31,
	2015	2014
State Settlement Agreements	$394	$456
FDA user fees	35	34
Federal tobacco quota buyout	—	55

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

In June 2014, two additional states agreed to settle the NPM Adjustment disputes on similar terms as set forth in the Term Sheet, except for certain provisions related to the determination of credits to be received by the PMs. RJR Tobacco and SFNTC, collectively, will receive credits, currently estimated to total approximately $170 million, with respect to their NPM Adjustment claims from 2003 through 2012. The credits related to these two states will be applied against annual payments under the MSA over a five-year period, which effectively commenced with the April 2014 MSA payment.

As a result of meeting the performance requirements associated with the Term Sheet, RJR Tobacco and Santa Fe, collectively, recognized credits of $66 million and $63 million for the three months ended March 31, 2015 and 2014, respectively. RJR Tobacco expects to recognize additional credits through 2017, and Santa Fe expects to recognize additional credits through 2016.

On September 11, 2013, the Arbitration Panel ruled six states had not diligently enforced their qualifying statutes in 2003 related to the NPM Adjustment.  Based on the status of the various challenges filed by the non-diligent states to certain rulings of the Arbitration Panel related to the 2003 NPM Adjustment claim, as of March 31, 2015, two of the non-diligent states are no longer challenging the findings of non-diligence entered against them by the Arbitration Panel.  As a result, a certain portion of the NPM Adjustment claim for 2003 from these two states is now certain and can be estimated.  Consequently, RJR Tobacco and Santa Fe, collectively, recognized $70 million as a reduction of cost of products sold for the three months ended March 31, 2015.

For additional information related to the NPM Adjustment settlement and the 2003 NPM Adjustment claim, see “—Litigation Affecting the Cigarette Industry —State Settlement Agreements—Enforcement and Validity; Adjustments” in note 10.

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

The components of the pension benefits and the postretirement benefits are set forth below:

	For the Three Months Ended March 31,
			Postretirement
	Pension Benefits		Benefits
	2015	2014	2015	2014
Service cost	$6	$5	$1	$1
Interest cost	64	66	12	14
Expected return on plan assets	(88)	(90)	(3)	(3)
Amortization of prior service cost (credit)	1	1	(11)	(11)
Total benefit cost (credit)	$(17)	$(18)	$(1)	$1

RAI disclosed in its financial statements for the year ended December 31, 2014, that it expects to contribute $109 million to its pension plans in 2015, of which $2 million was contributed during the first three months of 2015.

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

RAI evaluates its investments for possible impairment based on current economic conditions, credit loss experience and other criteria on a quarterly basis. The evaluation of investments for impairment requires significant judgments, including:

●	the identification of potentially impaired securities;

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

●	the determination of their estimated fair value;
●	the assessment of whether any decline in estimated fair value is other-than-temporary; and
●	the likelihood of selling before recovery.

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

Recently Issued Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board, referred to as the FASB, issued amended guidance which simplifies income statement presentation by eliminating the concept of extraordinary items.  Previously, events or transactions that were both unusual in nature and infrequent in occurrence for a business entity were considered to be extraordinary items and required separate presentation, net of tax, after income from continuing operations.  The guidance does not change the requirement to disclose items which are unusual in nature or infrequent in occurrence as a component of continuing operations or in the footnotes.  The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  Early adoption is permitted if it is applied from the beginning of the fiscal year of adoption.  The adoption of the amended guidance is not expected to have a material impact on RAI’s results of operations, cash flows or financial position.

In February 2015, the FASB issued amendments to the consolidation standard that reduce the number of consolidation models.  The amended standard changes the way reporting entities examine partnerships and similar entities, evaluate service providers and decision makers as they relate to a variable interest entity, referred to as a VIE, and examine how related party interests in a VIE can affect the consolidation of that VIE.  The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  Early adoption is permitted.  RAI is evaluating the effect that this guidance will have on its consolidated financial statements.

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

On July 15, 2014, RAI entered into an asset purchase agreement, referred to as the Asset Purchase Agreement, with Imperial Tobacco Group PLC, referred to as Imperial, and a wholly owned subsidiary of Imperial, referred to as Imperial Sub, pursuant to which Imperial Sub agreed to purchase the cigarette brands WINSTON, KOOL and SALEM (and, under certain circumstances, DORAL) owned by RAI subsidiaries, the cigarette brand Maverick and “e-vapor” brand blu (including SKYCIG) owned by Lorillard subsidiaries, and other assets, and agreed to assume certain liabilities for a total consideration of approximately $7.1 billion. The closing of the sale of these assets, referred to as the Divestiture, to Imperial Sub is conditioned upon, among other things, RAI’s completion of the Merger, and the approval of the Divestiture by Imperial’s shareholders, which occurred on January 28, 2015. The Merger is not conditioned upon the completion of the Divestiture.

In connection with these agreements, on July 15, 2014, BAT, RAI’s largest shareholder, and RAI entered into a subscription and support agreement, referred to as the Subscription Agreement, pursuant to which BAT, directly or indirectly through one or more of its wholly owned subsidiaries, will subscribe for and purchase, at a price of approximately $4.7 billion in the aggregate, shares of RAI common stock sufficient to maintain BAT’s approximately 42% beneficial ownership in RAI (the foregoing purchase is referred to as the Share Purchase). BAT also has agreed to vote and cause its applicable subsidiaries to vote (including by written consent) against any action or agreement that would reasonably be expected to materially impede, interfere with or prevent the issuance of the additional shares of RAI common stock as consideration to Lorillard shareholders in the Merger, referred to as the Lorillard Share Issuance, and to BAT in the Share Purchase, and any of the other transactions contemplated by the Merger Agreement, the Subscription Agreement or the Asset Purchase Agreement. The issuance of these additional shares of RAI common stock in the Lorillard Share Issuance and to BAT in the Share Purchase is collectively referred to as the Share Issuance. The Merger is not conditioned upon the completion of the Share Purchase.

The proposed transactions described above, referred to collectively as the Proposed Transactions, are subject to customary closing conditions, including shareholder and regulatory approvals. On January 28, 2015, RAI’s shareholders approved the Share Issuance,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

and Lorillard’s shareholders approved the Merger Agreement. As a result, all required shareholder approvals related to the Proposed Transactions have been obtained. The Merger Agreement contains certain other termination rights for each of RAI and Lorillard, including the right of each party to terminate the Merger Agreement if the Merger has not been completed by July 15, 2015, subject to an automatic six-month extension if, on July 15, 2015, the Merger has not yet received antitrust approval or certain specified legal restraints are in place but all other closing conditions have been satisfied.

In addition, on September 23, 2014, RAI entered into a bridge credit agreement, referred to as the Bridge Facility, with JPMorgan Chase Bank, N.A., Citibank, N.A., J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and various other lending institutions party thereto, collectively referred to as the Lenders, to provide a 364-day senior unsecured term loan bridge facility in an aggregate principal amount of up to $9 billion (subject to the satisfaction or waiver of the conditions stated therein) for the purpose of financing part of the cash portion of the Merger Consideration and related fees and expenses in connection with the transactions contemplated by the Merger Agreement. For additional information, see note 9.

There are a number of risks and uncertainties associated with the Proposed Transactions. For more information, see “— Cautionary Information Regarding Forward-Looking Statements” in Item 2 and the joint proxy statement/prospectus, referred to as the Joint Proxy Statement/Prospectus, contained in the Registration Statement on Form S-4 that was declared effective by the U.S. Securities and Exchange Commission, referred to as the SEC, on December 22, 2014.

Note 3 — Fair Value

Fair Value of Financial Assets

Financial assets carried at fair value were as follows:

	March 31, 2015				December 31. 2104
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$1,521	$—	$—	$1,521	$883	$—	$—	$883
Other assets and deferred charges:
Auction rate securities	—	—	78	78	—	—	79	79
Mortgage-backed security	—	—	12	12	—	—	12	12
Marketable equity security	2	—	—	2	2	—	—	2

There were no transfers between the levels for the three months ended March 31, 2015, or in the year ended December 31, 2014.

RAI has investments in auction rate securities linked to corporate credit risk, investments in auction rate securities related to financial insurance companies, an investment in a mortgage-backed security and an investment in a marketable equity security. The unrealized gains and losses, net of tax, were included in accumulated other comprehensive loss in RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2015, and consolidated balance sheet as of December 31, 2014. The funds associated with the auction rate securities will not be accessible until a successful auction occurs or a buyer is found.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

substantial changes, relative to historical trends, of the levels of corporate defaults or default recovery rates would impact the fair value measurement of these securities. Maturity dates for the auction rate securities begin in 2017.

The fair value for the mortgage-backed security, classified as Level 3, utilized a market approach and was based upon the calculation of an overall weighted average valuation, derived from the actual, or modeled, market pricing of the specific collateral. The market approach utilized actual pricing inputs when observable and modeled pricing, based upon changes in observable market pricing, when unobservable. Substantial changes in the observable market pricing would directly impact the unobservable pricing and the fair value measurement of this security. RAI has deemed the market for its mortgage-backed security to be inactive. The maturity of the mortgage-backed security has been extended to March 2016, with the annual option to extend an additional year. Given the underlying collateral and RAI’s intent to continue to extend this security, it is classified as a noncurrent asset.

RAI determined the change in the fair value of the investment in a marketable equity security using quoted market prices as of March 31, 2015.

Financial assets classified as Level 3 investments were as follows:

	March 31, 2015			December 31, 2014
	Cost	Gross Unrealized Loss (1)	Estimated Fair Value	Cost	Gross Unrealized Loss(1)	Estimated Fair Value
Auction rate securities	$99	$(21)	$78	$99	$(20)	$79
Mortgage-backed security	17	(5)	12	18	(6)	12
	$116	$(26)	$90	$117	$(26)	$91

(1)

Unrealized losses, net of tax, are reported in accumulated other comprehensive loss in RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2015, and consolidated balance sheet as of December 31, 2014.

The changes in the Level 3 investments during the three months ended March 31, 2015, were as follows:

	Auction Rate Securities
	Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value
Balance as of January 1, 2015	$99	$(20)	$79
Unrealized loss	—	(1)	(1)
Balance as of March 31, 2015	$99	$(21)	$78

	Mortgage-Backed Security
	Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value
Balance as of January 1, 2015	$18	$(6)	$12
Redemptions	(1)	—	(1)
Unrealized gain	—	1	1
Balance as of March 31, 2015	$17	$(5)	$12

Fair Value of Debt

The estimated fair value of RAI’s outstanding debt, in the aggregate, was $5.5 billion and $5.4 billion, with an effective average annual interest rate of approximately 4.5%, as of March 31, 2015, and December 31, 2014, respectively. The fair values are based on available market quotes, credit spreads and discounted cash flows, as appropriate.

Interest Rate Management

From time to time, RAI and RJR have used interest rate swaps to manage interest rate risk on a portion of their respective debt obligations. In 2009, RAI and RJR entered into offsetting floating to fixed interest rate swap agreements in the notional amount of

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

In September 2013, RAI called for the redemption of, among other RAI notes, the $775 million outstanding principal amount of 7.625% notes due in 2016. Approximately $450 million of this outstanding principal amount was included in the interest rate swap agreements described above. As a result of this action and the maturity of debt in June 2012, RAI had $700 million of previously swapped outstanding fixed rate debt with an effective rate of interest of approximately 3.8%, as of March 31, 2015, and December 31, 2014.

In May 2012, RAI entered into forward starting interest rate contracts with an aggregate notional amount of $1 billion. RAI designated those derivatives as cash flow hedges of a future debt issuance, and they were determined to be highly effective at inception. The forward starting interest rate contracts mitigated RAI’s exposure to changes in the benchmark interest rate from the date of inception until the date of the forecasted transaction. On October 31, 2012, RAI completed the sale of $2.55 billion in aggregate principal amount of senior notes, consisting of $450 million of 1.05% senior notes due October 30, 2015, $1.1 billion of 3.25% senior notes due November 1, 2022, and $1 billion of 4.75% senior notes due November 1, 2042. The forward starting interest rate contracts were terminated, and $23 million in associated losses were settled with cash payments to the counterparties. The effective portion of the losses are recorded in accumulated other comprehensive loss in RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2015, and consolidated balance sheet as of December 31, 2014, and will be amortized over the life of the related debt.

The amortization of derivative instruments impacted the condensed consolidated statements of income (unaudited) as follows:

	For the Three Months Ended March 31,
	2015	2014
Interest and debt expense	$(4)	$(4)

Note 4 — Intangible Assets

The changes in the carrying amounts of goodwill by segment were as follows:

	RJR Tobacco	American Snuff	Santa Fe	All Other	Consolidated
Goodwill	$9,065	$2,501	$197	$44	$11,807
Accumulated impairment charges	(3,763)	(28)	—	—	(3,791)
Net goodwill balance as of December 31, 2014	5,302	2,473	197	44	$8,016
2015 Activity
Foreign currency translation	—	—	—	(1)	(1)
Net goodwill balance as of March 31, 2015	$5,302	$2,473	$197	$43	$8,015

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The carrying amounts and changes therein of trademarks and other intangible assets by segment were as follows:

	RJR Tobacco		American Snuff	Santa Fe	All Other	Consolidated
	Trademarks	Other	Trademarks	Trademarks	Other	Trademarks	Other
Finite-lived:
Balance as of December 31, 2014	$12	$31	$7	$—	$—	$19	$31
Amortization	(1)	(2)	—	—	—	(1)	(2)
Balance as of March 31, 2015	$11	$29	$7	$—	$—	$18	$29
Indefinite-lived:
Balance as of December 31, 2014	$977	$99	$1,136	$155	$4	$2,268	$103
Balance as of March 31, 2015	$977	$99	$1,136	$155	$4	$2,268	$103

Details of finite-lived intangible assets were as follows:

	March 31, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Contract manufacturing agreements	$151	$(137)	$14	$151	$(135)	$16
Trademarks	114	(96)	18	114	(95)	19
Other intangibles	15	—	15	15	—	15
	$280	$(233)	$47	$280	$(230)	$50

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Year	Amount
Remainder of 2015	$7
2016	9
2017	9
2018	8
2019	2
Thereafter	12
$47

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

As of March 31, 2015, $122 million had been utilized to date. Accordingly, in the condensed consolidated balance sheet (unaudited) as of March 31, 2015, $23 million was included in other current liabilities and $4 million was included in other noncurrent liabilities.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The changes in the restructuring liability were as follows:

Employee Severance and Benefits
Balance as of December 31, 2013	$57
Utilized in 2014	(17)
Balance as of December 31, 2014	40
Utilized in 2015	(13)
Balance as of March 31, 2015	$27

Note 6 — Income Per Share

The components of the calculation of income per share were as follows:

	For the Three Months Ended March 31,
	2015	2014
Income from continuing operations	$389	$338
Income from discontinued operations	—	25
Net income	$389	$363
Basic weighted average shares, in thousands	531,527	536,763
Effect of dilutive potential shares:
Restricted stock units	1,970	2,120
Diluted weighted average shares, in thousands	533,497	538,883

Note 7 — Inventories

The major components of inventories were as follows:

	March 31, 2015	December 31, 2014
Leaf tobacco	$1,084	$1,125
Other raw materials	95	90
Work in process	63	72
Finished products	203	171
Other	29	27
Total	1,474	1,485
LIFO allowance	(206)	(204)
	$1,268	$1,281

RJR Tobacco performs its annual LIFO inventory valuation at December 31. Interim periods represent an estimate of the expected annual valuation.

Note 8 — Income Taxes

The provision for income taxes from continuing operations was as follows:

	For the Three Months
	Ended March 31,
	2015	2014
Provision for income taxes from continuing operations	$231	$193
Effective tax rate	37.3%	36.3%

The effective tax rate for the three months ended March 31, 2015, as compared with the same prior-year period, was unfavorably impacted by an increase in tax attributable to nondeductible costs related to the Proposed Transactions, partially offset by a decrease

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

in tax attributable to a reduction in state income tax rates. The effective tax rate for the three months ended March 31, 2014, was favorably impacted by a decrease in uncertain tax positions related to a federal audit settlement.

The effective tax rate for each period differed from the federal statutory rate of 35% due to the domestic manufacturing deduction of the American Jobs Creation Act of 2004, state income taxes and certain nondeductible items.

The audit of the 2010 and 2011 tax years by the Internal Revenue Service was closed on February 27, 2014. A tax benefit of $25 million attributable to a decrease in uncertain tax positions was recorded in discontinued operations for the three months ended March 31, 2014.

Note 9 — Borrowing Arrangements

RAI Notes

As of March 31, 2015, there were $450 million of current maturities of long-term debt.

Credit Agreement

In December 2014, RAI entered into a credit agreement, referred to as the Credit Agreement, with a syndicate of lenders, providing for a five-year, $2 billion senior unsecured revolving credit facility, which may be increased to $2.35 billion at the discretion of the lenders upon the request of RAI.  The Credit Agreement replaced RAI’s four-year, $1.35 billion senior unsecured revolving credit facility dated October 8, 2013.

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

The Credit Agreement contains restrictive covenants that, among other things:

•

limit the ability of RAI and its subsidiaries to (1) pay dividends and repurchase stock, (2) engage in transactions with affiliates, (3) create liens and (4) engage in sale-leaseback transactions involving a Principal Property, as defined in the Credit Agreement;

•

limit the ability of RAI and its Material Subsidiaries, as defined in the Credit Agreement, to sell or dispose of all or substantially all of their assets and engage in specified mergers or consolidations; and

•	limit the amount of debt that may be incurred by non-guarantor subsidiaries.

The Credit Agreement contains two financial covenants – a consolidated leverage ratio covenant and a consolidated interest coverage ratio covenant.  Under the Credit Agreement, the consolidated leverage ratio may not exceed:

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The maturity date of the Credit Agreement is December 18, 2019 (which date may be extended, subject to certain terms and conditions, with the agreement of the requisite lenders, in two separate one-year increments).  The Credit Agreement contains customary events of default, including upon a change in control (as defined therein), which could result in the acceleration of all amounts and cancellation of all commitments outstanding under the Credit Agreement.

The lenders’ obligations under the Credit Agreement to fund borrowings are subject to the accuracy of RAI’s representations and warranties and the absence of any default, provided, however, that the accuracy of RAI’s representation as to the absence of any material adverse effect (as defined in the Credit Agreement) is not a condition to borrowing for the purpose of refinancing maturing commercial paper or similar obligations or the borrowing of up to $500 million to finance part of the cash portion of the Merger Consideration and related fees and expenses.  Instead, in the case of borrowings of up to $500 million to help fund the Merger, the lenders’ obligations are subject to the absence of a “Lorillard Material Adverse Effect” (as defined in the Credit Agreement) and certain other conditions, including the accuracy of Lorillard’s representations and warranties in the Merger Agreement that are material to the interests of the lenders, but only to the extent RAI has the right to terminate its obligations under the Merger Agreement because of such inaccuracy.

Under the terms of the Credit Agreement, RAI is required to pay a facility fee of between 0.100% and 0.275%, based generally on the ratings of RAI’s senior, unsecured, long-term indebtedness, per annum on the lender commitments in respect of the revolving credit facility thereunder.

Borrowings under the Credit Agreement bear interest, at the option of RAI, at a rate equal to an applicable margin based generally on the ratings of RAI’s senior, unsecured, long-term indebtedness, plus:

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

In the first three months of 2015, RAI borrowed and repaid $300 million under the Credit Agreement at an interest rate of 1.37%. As of March 31, 2015, there were no borrowings, and $7 million of letters of credit outstanding under the Credit Agreement.

Bridge Facility

In September 2014, RAI entered into the Bridge Facility with JPMorgan Chase Bank, N.A., as Administrative Agent and a lender, Citibank, N.A., as Syndication Agent and a lender, J.P. Morgan Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, and various other lending institutions party thereto as lenders, collectively referred to as the Lenders, pursuant to which the Lenders have agreed, subject to the terms and conditions set forth in the Bridge Facility, to provide a term loan in an aggregate principal amount of up to $9 billion for the purpose of financing part of the cash portion of the Merger Consideration and related fees and expenses in connection with the transactions contemplated by the Merger Agreement. The Bridge Facility may be drawn only in a single drawing upon the closing of the Merger, matures 364 days after such date and may be prepaid (but not reborrowed) without premium or penalty.  The obligations of RAI under the Bridge Facility are unsecured. The Bridge Facility contains restrictive covenants that are substantially similar to those contained in the Credit Agreement. In addition, under the Bridge Facility, the consolidated leverage ratio may not exceed 4.50 to 1.00 for the Reference Periods ending on the last day of the fiscal quarter in which the Merger closes and on the last day of the next two succeeding fiscal quarters, and 4.25 to 1.00 thereafter; and the consolidated interest coverage ratio for any Reference Period ending on the last day of a fiscal quarter may not be less than 3.00 to 1.00.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Borrowings under the Bridge Facility are subject to certain conditions, including:

•	the completion of the Merger, the Share Purchase and the Divestiture;

•	the absence of a “Company Material Adverse Effect”, as defined in the Merger Agreement, where “Company” refers to Lorillard;

•	RAI’s delivery to the Bridge Facility agents or filing with the SEC of certain financial statements;

•	RAI’s performance of certain activities in connection with the contemplated issuance of debt securities to finance the Merger and related fees and expenses;

•	the loans under the Credit Agreement used to finance the Merger not exceeding $500 million; and

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

including Engle Progeny cases, continue to be dismissed at or before trial. Based on their experience in smoking and health tobacco litigation and the strength of the defenses available to them in such litigation, RJR Tobacco and its affiliates believe that their successful defense of smoking and health tobacco litigation in the past will continue in the future.

An accrual of $139.7 million has been recorded in RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2015.  This amount includes $53 million for compensatory and punitive damages and $15.2 million for attorneys’ fees and statutory interest for the following Engle Progeny cases: Hiott, Starr-Blundell, Clayton, Ward, Hallgren, Cohen, Sikes, Thibault, and Buonomo; $10 million for estimated costs in connection with the U.S. Department of Justice case, described below; $19 million for accruals related to actions currently pending in Mississippi Chancery Court; and $42.5 million, RJR Tobacco’s share of the proposed federal Engle Progeny settlement, described below, which has been placed into an escrow account.  During the first quarter of 2015, a payment of $1.27 million was made: $1.26 million for compensatory and punitive damages and $11,000 for attorneys’ fees and statutory interest, in satisfaction of the adverse judgment in the Webb case, described below.  No other liabilities for pending smoking and health litigation have been recorded as of March 31, 2015.  As other cases proceed through the appellate process, RAI will evaluate the need for further accruals on an individual case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.

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

With respect to smoking and health tobacco litigation claims, the only significant settlements reached by RJR Tobacco and B&W involved:

•	the State Settlement Agreements and the funding by various tobacco companies of a $5.2 billion trust fund contemplated by the MSA to benefit tobacco growers;

•	the original Broin flight attendant case discussed below under “— Litigation Affecting the Cigarette Industry — Broin II Cases,” and

•	most of the Engle Progeny cases pending in federal court, after the initial docket of over 4,000 such cases was reduced to approximately 400 cases.

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

The federal Engle Progeny cases likewise presented exceptional circumstances not present in the state Engle Progeny cases or elsewhere.  All of the federal Engle Progeny cases subject to the proposed settlement were pending in the same court, coordinated by the same judge, and involved the same set of plaintiffs’ lawyers.  Moreover, RJR Tobacco settled only after the docket was reduced by

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

approximately 90%.  A discussion of the Engle Progeny cases and the settlement of the federal Engle Progeny cases is set forth below under “— Litigation Affecting the Cigarette Industry – Engle and Engle Progeny Cases.”

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

Also, in 2004, RJR Tobacco and B&W separately settled the antitrust case DeLoach v. Philip Morris Cos., Inc., which was brought by a unique class of plaintiffs: a class of all tobacco growers and tobacco allotment holders. The plaintiffs asserted that the defendants conspired to fix the price of tobacco leaf and to destroy the federal government’s tobacco quota and price support program.  Despite legal defenses they believed to be valid, RJR Tobacco and B&W separately settled this case to avoid a long and contentious trial with the tobacco growers. The DeLoach case and the antitrust case currently pending against RJR Tobacco and B&W involve different types of plaintiffs and different theories of recovery under the antitrust laws than the smoking and health cases pending against RJR Tobacco and its affiliates and indemnitees.

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

American Snuff Co. also believes that it has valid defenses to the smokeless tobacco products litigation against it. American Snuff Co. asserted and will continue to assert some or all of these defenses in each case at the time and in the manner deemed appropriate by American Snuff Co. and its counsel. No verdict or judgment has been returned or entered against American Snuff Co. on any claim for personal injuries allegedly resulting from the use of smokeless tobacco products. American Snuff Co. intends to defend vigorously all smokeless tobacco litigation claims asserted against it.  No liability for pending smokeless tobacco litigation was recorded in RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2015.

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

During the first quarter of 2015, 11 tobacco-related cases, including one Engle Progeny case, were served against RJR Tobacco or its affiliates or indemnitees.  On March 31, 2015, there were 180 cases pending against RJR Tobacco or its affiliates or indemnitees: 163 in the United States and 17 in Canada, as compared with 167 total cases on March 31, 2014.  The U.S. case number does not include the approximately 564 individual smoker cases pending in West Virginia state court as a consolidated action, 3,638 Engle Progeny cases, involving approximately 4,681 individual plaintiffs, and 2,555 Broin II cases (as hereinafter defined), pending in the United States against RJR Tobacco or its affiliates or indemnitees.  Of the U.S. cases pending on March 31, 2015, 13 are pending in federal court, 149 in state court and 1 in tribal court, primarily in the following states: Maryland (33 cases); Florida (27 cases); Missouri (18 cases); and New York (13 cases).

The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco or its affiliates or indemnitees as of March 31, 2015, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees as of December 31, 2014, as reported in RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on February 10, 2015, and a cross-reference to the discussion of each case type.

	Case Type	RJR Tobacco’s U.S. Case Numbers as of March 31, 2015	Change in Number of Cases Since December 31, 2014 Increase/(Decrease)	Page Reference
	Individual Smoking and Health	100	4	28
	West Virginia IPIC (Number of Plaintiffs)*	1 (approx. 564)	No change	29
	Engle Progeny (Number of Plaintiffs)**	3,638 (approx. 4,681)	(247) (278)	29
	Broin II	2,555	(3)	41
	Class Action	20	No change	42
	Health-Care Cost Recovery	2	No change	44
	State Settlement Agreements—Enforcement and Validity; Adjustments	28	(1)	50
	Antitrust	1	No change	54
	Other Litigation and Developments	11	(1)	54

*

Includes as one case the approximately 564 cases pending as a consolidated action In Re: Tobacco Litigation Individual Personal Injury Cases, sometimes referred to as West Virginia IPIC cases, described below.  The West Virginia IPIC cases have been separated from the Individual Smoking and Health cases for reporting purposes.

**

The Engle Progeny cases have been separated from the Individual Smoking and Health cases for reporting purposes.  The number of cases does not reflect the impact of the proposed federal Engle Progeny settlement.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

unreasonably dangerous, committed unspecified acts of negligence and individually and jointly concealed unspecified information about the health risks of smoking.

In the wake of Engle, thousands of individual progeny actions were filed in federal and state courts in Florida.  Such actions are commonly referred to as “Engle Progeny” cases.  As of March 31, 2015, 481 Engle Progeny cases were pending in federal court, and 3,157 of them were pending in state court.  These cases include approximately 4,681 plaintiffs.  In addition, as of March 31, 2015, RJR Tobacco was aware of 15 additional Engle Progeny cases that had been filed but not served. One hundred nine Engle Progeny cases have been tried in Florida state and federal courts since the beginning of 2012, and numerous state court trials are scheduled for 2015.  The number of pending cases fluctuates for a variety of reasons, including voluntary and involuntary dismissals.  Voluntary dismissals include cases in which a plaintiff accepts an “offer of judgment,” referred to in Florida statutes as “proposals for settlement,” from RJR Tobacco and/or its affiliates.  An offer of judgment, if rejected by the plaintiff, preserves RJR Tobacco’s right to recover attorneys’ fees under Florida law in the event of a verdict favorable to RJR Tobacco.  Such offers are sometimes made through court-ordered mediations.

During the first quarter of 2015, RJR Tobacco, together with Philip Morris USA Inc. and Lorillard, tentatively settled virtually all of the Engle Progeny cases then pending against them in federal district court.  The total amount of the settlement was $100 million divided as follows: RJR Tobacco - $42.5 million; Philip Morris USA Inc. - $42.5 million; and Lorillard - $15 million.  The settlement covers more than 400 federal progeny cases but does not cover 16 federal progeny cases previously tried to verdict and currently pending on post-trial motions or appeal; approximately 26 federal progeny cases pending as of March 31, 2015 involving pro se plaintiffs unrepresented by counsel; and two federal progeny cases filed by different lawyers from the ones who negotiated the settlement for the plaintiffs.  In March 2015, RJR Tobacco paid its share of the settlement, $42.5 million, to an escrow account under its control for disbursements and has reflected this balance as restricted cash in other current assets with a corresponding balance in other current liabilities in RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2015.

At the beginning of the Engle Progeny litigation, a central issue was the proper use of the preserved Engle findings.  RJR Tobacco has argued that use of the Engle findings to establish individual elements of progeny claims (such as defect, negligence and concealment) is a violation of federal due process.  In 2013, however, both the Florida Supreme Court and the U.S. Court of Appeals for the Eleventh Circuit, referred to as the Eleventh Circuit, rejected that argument.  In addition to this global due process argument, RJR Tobacco raises many other factual and legal defenses as appropriate in each case.  These defenses may include, among other things, arguing that the plaintiff is not a proper member of the Engle class, that the plaintiff did not rely on any statements by any tobacco company, that the trial was conducted unfairly, that some or all claims are preempted or barred by applicable statutes of limitation, or that any injury was caused by the smoker’s own conduct.  In Hess v. Philip Morris USA Inc. and Russo v. Philip Morris USA Inc., decided on April 2, 2015, the Florida Supreme Court held that, in Engle Progeny cases, the defendants cannot raise a statute of repose defense to claims for concealment or conspiracy.  The defendants in each of these cases filed a motion for rehearing on April 17, 2015.  On April 8, 2015, in Graham v. R. J. Reynolds Tobacco Co., the Eleventh Circuit found meritorious a defense that, in Engle Progeny cases, federal law impliedly preempts use of the preserved Engle findings to establish claims for strict liability or negligence.

Twenty-nine Engle Progeny cases that were tried have become final through March 31, 2015.  These cases resulted in aggregate payments by RJR Tobacco of $214.71 million ($163.36 million for compensatory and punitive damages and $51.35 million for attorneys’ fees and statutory interest).  During the first quarter of 2015, a payment of $1.27 million was made: $1.26 million for compensatory and punitive damages and $11,000 for attorneys’ fees and statutory interest in satisfaction of the adverse judgment in the Webb case, described below.  Based on RJR Tobacco’s evaluation, an accrual of $68.2 million ($53 million for compensatory and punitive damages and $15.2 million for attorneys’ fees and statutory interest for Hiott, Starr-Blundell, Clayton, Ward, Hallgren, Cohen, Sikes, Thibault and Buonomo) was recorded in RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2015.  The following chart reflects the details related to Hiott, Starr-Blundell, Clayton, Cohen, Buonomo, Hallgren, Sikes, and Thibault:

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Compensatory Damages (as adjusted)(1)	Punitive Damages	Appeal Status
Hiott	40%	$730,000	$—	Notice to invoke jurisdiction of Florida Supreme Court pending
Starr-Blundell	10%	50,000	—	Pending – First DCA
Clayton	10%	60,000	—	Pending – First DCA
Cohen	33.3%	3,330,000	10,000,000	Remanded for partial new trial; notice to invoke jurisdiction of Florida Supreme Court pending
Buonomo	77.5%	4,060,000	25,000,000	Remanded for new trial; notice to invoke jurisdiction of Florida Supreme Court pending
Hallgren	25%	500,000	750,000	Notice to invoke jurisdiction of Florida Supreme Court pending; stayed pending resolution of Soffer v. R. J. Reynolds Tobacco Co.
Sikes	51%	3,520,000	2,000,000	Notice to invoke jurisdiction of Florida Supreme Court pending
Thibault	70%	1,750,000	1,275,000	First DCA affirmed the judgment, per curiam; notice to invoke the discretionary jurisdiction of Florida Supreme Court pending

Totals		$14,000,000	$39,025,000

(1)

Compensatory damages are adjusted to reflect the reduction that may be required by the allocation of fault.  Punitive damages are not adjusted and reflect the amount of the final judgment(s) signed by the trial court judge(s).  The amounts listed above do not include attorneys’ fees or statutory interest.

The following chart reflects verdicts in all other individual Engle Progeny cases, pending as of March 31, 2015, in which a verdict has been returned against RJR Tobacco or B&W, or both, and has not been set aside on appeal.  No liability for any of these cases has been recorded in RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2015.   This chart does not include the mistrials or verdicts returned in favor of RJR Tobacco or B&W, or both.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Compensatory Damages (as adjusted)(1)		Punitive Damages	Appeal Status
Putney	30%	—		—	Reversed and remanded for further proceedings; notice to invoke jurisdiction of Florida Supreme Court pending
Andy Allen	24%	2,475,000		7,756,000	Reversed and remanded for new trial; new trial completed on November 26, 2014; final judgment has not been entered
Jewett	20%	—		—	Reversed and remanded for new trial; new trial has not been scheduled
Soffer	40%	2,000,000		—	Pending – Florida Supreme Court
Ciccone	30%	1,000,000		—	Pending – Florida Supreme Court
Calloway	27%	16,100,000	(2)	17,250,000	Pending – Fourth DCA
Hancock	5%	700		—	Fourth DCA affirmed, per curiam
James Smith	55%	600,000	(2)	20,000	Pending – Eleventh Circuit
Ballard	55%	5,000,000		—	Motion for rehearing pending
Evers	60%	1,938,000		—	Punitive damages of $12.4 million set aside by trial court; pending – Second DCA
Schoeff	75%	7,875,000		30,000,000	Pending – Fourth DCA
Marotta	58%	3,480,000		—	Pending – Fourth DCA
Searcy	30%	1,000,000	(2)	1,670,000	Pending – Eleventh Circuit
Earl Graham	20%	550,000		—	Eleventh Circuit held that federal law impliedly preempts claims for strict liability and negligence based on the defect and negligence findings from Engle
Skolnick	30%	767,000		—	Pending – Fourth DCA
Grossman	75%	15,350,000	(2)	22,500,000	Pending – Fourth DCA
Gafney	33%	1,914,000		—	Pending – Fourth DCA
Cheeley	50%	1,500,000		2,000,000	Pending – Fourth DCA
Goveia	35%	297,500		2,250,000	Pending – Fifth DCA
Bowden	30%	1,500,000		—	Pending – First DCA
Burkhart	25%	2,500,000	(2)	1,250,000	Pending – Eleventh Circuit
Bakst	75%	4,504,000		14,000,000	Pending – Fourth DCA
Robinson	70.5%	16,900,000		16,900,000	Pending – First DCA
Harris	15%	647,500	(2)	—	Post-trial motions are pending(3)
Wilcox	70%	4,900,000		8,500,000	Pending – Third DCA
Irimi	14.5%	—		—	Defendants' motion for new trial granted; pending - Fourth DCA
Hubbird	50%	3,000,000	(2)	25,000,000	Pending – Third DCA
Lourie	3%	41,000		—	Pending – Second DCA
Kerrivan	31%	6,046,660	(2)	9,600,000	Post-trial motions are pending(3)
Taylor	58%	4,116,000	(2)	521,000	Pending – First DCA
Schleider	70%	14,700,000	(2)	—	Post-trial motions are pending(3)
Perotto	20%	818,000		—	Post-trial motions are pending(3)
Ellen Gray	50%	3,000,000		—	Post-trial motions are pending(3)
Sowers	50%	2,130,000		—	Post-trial motions are pending(3)
Zamboni	30%	102,000		—	Final judgment has not been entered
Pollari	42.5%	5,000,000	(2)	1,500,000	Final judgment has not been entered; post-trial motions are pending(3)
Gore	23%	1,000,000		—	Final judgment has not been entered
Totals		$132,752,360		$160,717,000

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

As of March 31, 2015, judgments in favor of the Engle Progeny plaintiffs have been entered and remain outstanding against RJR Tobacco in the amount of $132,752,360 in compensatory damages (as adjusted) and in the amount of $160,717,000 in punitive damages, for a total of $293,469,360.  All of these verdicts are at various stages in the appellate process.  RJR Tobacco continues to believe that it has valid defenses in these cases, including case-specific issues beyond the due process issue discussed above.  It is the policy of RJR Tobacco and its affiliates to vigorously defend all smoking and health claims, including in Engle Progeny cases.

Should RJR Tobacco not prevail in any particular individual Engle Progeny case or determine that in any individual Engle Progeny case an unfavorable outcome has become probable and the amount can be reasonably estimated, a loss would be recognized, which could have a material adverse effect on earnings and cash flows of RAI in a particular quarter or year.  This position on loss recognition for Engle Progeny cases as of March 31, 2015, is consistent with RAI’s and RJR Tobacco’s historic position on loss recognition for other smoking and health litigation.  It is also the policy of RJR Tobacco to record any loss concerning litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated on an individual case-by-case basis.

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

Scheduled Trials.  Trial schedules are subject to change, and many cases are dismissed before trial. It is likely that RJR Tobacco and other cigarette manufacturers will have an increased number of tobacco-related trials in 2015. There are six cases, exclusive of Engle Progeny cases, scheduled for trial as of March 31, 2015 through March 31, 2016, for RJR Tobacco or its affiliates and indemnitees: one non-smoking and health case, one class action and four individual smoking and health cases.  There are

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

approximately 58 Engle Progeny cases against RJR Tobacco and/or B&W set for trial through March 31, 2016, but it is not known how many of these cases will actually be tried.

Trial Results.  From January 1, 2012 through March 31, 2015, 112 smoking and health, Engle Progeny and health-care cost recovery cases in which RJR Tobacco or B&W were defendants were tried, including six trials for cases where mistrials were declared in the original proceedings. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 54 cases, including 15 mistrials, tried in Florida (53) and West Virginia (1).  Verdicts in favor of the plaintiffs were returned in 52 cases tried in Florida and one in New York.  Three cases in Florida were dismissed during trial.  One case in Florida was a retrial only as to the amount of damages.  In another case in Florida, the jury entered a partial verdict that did not include compensatory or punitive damages, and post-trial motions are pending.

In the first quarter of 2015, 12 Engle Progeny cases in which RJR Tobacco was a defendant were tried:

•

In Gray v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent to be 50% at fault and RJR Tobacco to be 50% at fault, and awarded $6 million in compensatory damages.  Punitive damages were not awarded.

•	In Hecht v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco.

•	In McKeever v. R. J. Reynolds Tobacco Co., the plaintiff dismissed RJR Tobacco during jury selection.

•	In Lennox v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco.

•

In Sowers v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, Charles Sowers, to be 50% at fault and RJR Tobacco to be 50% at fault, and awarded $4.25 million in compensatory damages.  Punitive damages were not awarded.

•

In Landau v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff but awarded no compensatory damages and no entitlement to punitive damages against RJR Tobacco and another defendant.  The jury awarded $100,000 in compensatory damages against the remaining defendant, allocated fault 75% to the plaintiff and 25% to the remaining defendant and found entitlement to punitive damages.

•	In McMannis v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants, including RJR Tobacco.

•

In Caprio v. R. J. Reynolds Tobacco Co., the jury informed the court that they could not reach a unanimous verdict.  The court directed the jury to complete the verdict form on the questions where there was unanimous agreement.  For a detailed description of the case, see “— Engle and Engle Progeny Cases,” below.

•

In Zamboni v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, Robert Hoover, to be 60% at fault, RJR Tobacco to be 30% at fault and the remaining defendant to be 10% at fault, and awarded $340,000 in compensatory damages.  Punitive damages were not awarded.

•	In Dion v. R. J. Reynolds Tobacco Co., the court declared a mistrial due to the jury’s inability to reach a unanimous verdict.

•

In Pollari v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, Paul Pollari, to be 15% at fault, RJR Tobacco to be 42.5% at fault and the remaining defendant to be 42.5% at fault, and awarded $10 million in compensatory damages and entitlement to punitive damages.

•

In the Gore v. R. J. Reynolds Tobacco Co. retrial, the jury returned a verdict in favor of the plaintiff, found the decedent, Gloria Gore, to be 54% at fault, RJR Tobacco 23% at fault and the remaining defendant 23% at fault, and awarded $2 million in compensatory damages.  Punitive damages were not awarded.

In addition, since the end of the first quarter of 2015, a decision was entered in the following Engle Progeny case:

•	In Ryan v. R. J. Reynolds Tobacco Co., the court declared a mistrial due to the opinion being issued by the Florida Supreme Court in Hess v. Philip Morris USA Inc.

For a detailed description of the above-described cases, see “— Engle and Engle Progeny Cases” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In the first quarter of 2015, no non-Engle Progeny individual smoking and health cases in which RJR Tobacco was a defendant were tried.

The following chart reflects the verdicts in the non-Engle Progeny smoking and health cases or health-care cost recovery cases that have been tried and remain pending as of March 31, 2015, in which verdicts have been returned against RJR Tobacco or B&W, or both.  For information on the verdicts in the Engle Progeny cases that have been tried and remain pending as of March 31, 2015, in which verdicts have been returned against RJR Tobacco or B&W, or both, see the Engle Progeny cases chart above.  For information on the post-trial status of individual smoking and health cases and the governmental health-care cost recovery case, see “— Individual Smoking and Health Cases,” and “—Health-Care Cost Recovery Cases – U.S. Department of Justice Case,” respectively, below:

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

Individual Smoking and Health Cases

As of March 31, 2015, 100 individual cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II, Engle Progeny or West Virginia IPIC cases discussed below. A total of 98 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining two cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to environmental tobacco smoke, referred to as ETS.

Below is a description of the non-Engle Progeny individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2015 to March 31, 2015, or remained on appeal as of March 31, 2015.

On May 26, 2010, the jury returned a verdict in favor of the plaintiff in Izzarelli v. R. J. Reynolds Tobacco Co., a case filed in December 1999 in the U.S. District Court for the District of Connecticut.  The plaintiff sought to recover damages for personal injuries that the plaintiff alleges she sustained as a result of unsafe and unreasonably dangerous cigarette products and for economic losses she sustained as a result of unfair trade practices of the defendant.  The jury found RJR Tobacco to be 58% at fault and the plaintiff to be 42% at fault, awarded $13.9 million in compensatory damages and found the plaintiff to be entitled to punitive damages.  In December 2010, the court awarded the plaintiff $3.97 million in punitive damages.  Final judgment was entered in December 2010, in the amount of $11.95 million.  The court granted the plaintiff’s motion for offer of judgment interest, and awarded the plaintiff $15.8 million for the period of December 6, 1999 up to and including December 5, 2010, and approximately $4,000 per day thereafter until an amended judgment was entered.  The amended judgment was entered in the amount of approximately $28.1 million in March 2011.  RJR Tobacco filed a notice of appeal in September 2011, and the plaintiff thereafter cross appealed with respect to the punitive damages award.  In September 2013, the U.S. Court of Appeals for the Second Circuit issued an opinion that certified the following question to the Connecticut Supreme Court: “Does Comment i to section 402A of the Restatement (Second) of Torts preclude a suit premised on strict products liability against a cigarette manufacturer based on evidence that the defendant purposefully manufactured cigarettes to increase daily consumption without regard to the resultant increase in exposure to carcinogens, but in the absence of evidence of any adulteration or contamination?”    Subsequently, the plaintiff submitted a motion to the U.S. Court of Appeals for the Second Circuit to amend the certification order to add a second question to the Connecticut Supreme Court: “Does Comment i to section 402A of the Restatement (Second) of Torts preclude a claim under the [Connecticut Products Liability Act] against a cigarette

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

manufacturer for negligence (in the design of its cigarette products)?”  The Second Circuit denied the plaintiff’s motion.  The Connecticut Supreme Court accepted the certified question and denied the plaintiff’s request to amend the question with the same additional question that the plaintiff proposed to the Second Circuit.  Oral argument is scheduled for April 22, 2015.  The Second Circuit has retained jurisdiction over the parties’ appeals and will decide the case after the Connecticut Supreme Court has completed its proceedings.

On June 19, 2013, in Whitney v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants, including RJR Tobacco.  The case was filed in January 2011, in the Circuit Court, Alachua County, Florida.  The plaintiff alleged that as a result of using the defendants’ products, she suffers from lung cancer and emphysema.  Final judgment was entered in July 2013.  The plaintiff filed a notice of appeal to the First DCA in August 2013.  On December 5, 2014, the First DCA reversed the trial court’s directed verdict in favor of the defendants on the plaintiff’s design defect claims, affirmed on all other issues, and remanded the case for a new trial.  The defendants’ motion for panel rehearing, rehearing en banc, or certification to the Florida Supreme Court was denied on February 26, 2015.  The new trial has not been scheduled.

West Virginia IPIC

In re: Tobacco Litigation Individual Personal Injury Cases began in 1999, in West Virginia state court, as a series of roughly 1,200 individual plaintiff cases making claims with respect to cigarettes manufactured by Philip Morris, Lorillard, RJR Tobacco, B&W and The American Tobacco Company. The cases were consolidated for a Phase I trial on various defense conduct issues, to be followed in Phase II by individual trials of any claims left standing.  Over the years, approximately 600 individual plaintiff claims were dismissed for failure to comply with the case management order, leaving 564 individual cases pending as of April 2013.  On April 15, 2013, the Phase I jury trial began and ended with a virtually complete defense verdict on May 15, 2013.  The jury found that cigarettes were not defectively designed, were not defective due to a failure to warn prior to July 1, 1969, that defendants were not negligent, did not breach warranties and did not engage in conduct which would warrant punitive damages.  The only claim remaining after the verdict was the jury’s finding that all ventilated filter cigarettes manufactured and sold between 1964 and July 1, 1969 were defective for a failure to instruct.  In November 2014, the West Virginia Supreme Court affirmed the verdict, issuing an opinion without oral argument.  In January 2015, the plaintiffs’ petition for rehearing was denied.  The trial court then set a hearing for February 26, 2015 to address the narrow ventilated filter failure to instruct claim left open by the jury verdict.  The defendants believe that there are only approximately 30 plaintiffs remaining who arguably claim to have smoked a ventilated filter cigarette during the relevant period, and that the claims of all other plaintiffs must be dismissed.  The plaintiffs contend that the definition of ventilated filter cigarettes is broader than cigarettes with ventilated filters, and they contend there may be roughly 300 plaintiffs eligible to pursue failure to instruct claims.  The court required briefing and scheduled a hearing on June 8, 2015.  On April 5, 2015, the plaintiffs filed a petition for writ of certiorari to the U.S. Supreme Court.  The plaintiffs are seeking review of the amended judgment on Phase I, the opinion affirming the judgment on Phase I, and the order denying the plaintiffs’ petition for rehearing.

In addition to the foregoing claims, various plaintiffs in 1999 and 2000 asserted claims against retailers and distributors.  Those claims were severed and stayed pending the outcome of Phase I.  Also, six plaintiffs asserted smokeless tobacco claims against various smokeless manufacturers including American Snuff Co.  Those claims were severed in 2001, and the plaintiffs took no action to prosecute the claims.  They have recently sought to activate those claims. The defendants will assert various defenses to all of these claims, including that all of the additional claims were either covered by the Phase I verdict or abandoned.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In the wake of the Florida Supreme Court ruling, thousands of individuals filed separate lawsuits seeking to benefit from the Engle findings.  As of March 31, 2015, RJR Tobacco was a defendant in 3,638 Engle Progeny cases in both state and federal courts in Florida. These cases include approximately 4,681 plaintiffs. Many of these cases are in active discovery or nearing trial.  During the first quarter of 2015, however, RJR Tobacco, together with Philip Morris USA Inc. and Lorillard, tentatively settled virtually all of the Engle Progeny cases then pending against them in federal district court.  The total amount of the settlement was $100 million divided as follows: RJR Tobacco - $42.5 million; Philip Morris USA Inc. - $42.5 million; and Lorillard - $15 million.  The settlement covers more than 400 federal progeny cases but does not cover 16 federal progeny cases previously tried to verdict and currently pending on post-trial motions or appeal; approximately 26 federal progeny cases pending as of March 31, 2015 involving pro se plaintiffs unrepresented by counsel; and two federal progeny cases filed by different lawyers from the ones who negotiated the settlement for the plaintiffs.  In March 2015, RJR Tobacco paid its share of the settlement, $42.5 million, to an escrow account under its control for disbursements and has reflected this balance as restricted cash in other current assets with a corresponding balance in other current liabilities in RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2015.

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

Below is a description of the Engle Progeny cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2015 to March 31, 2015, or remained on appeal as of March 31, 2015.

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

On March 10, 2010, in Cohen v. R. J. Reynolds Tobacco Co., a case filed in May 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff.  The plaintiff alleged that the decedent, Nathan Cohen, developed lung cancer as a result of using the defendants’ products, and sought in excess of $15,000 compensatory damages and unspecified punitive damages.  On March 24, 2010, the jury awarded the plaintiff $10 million in compensatory damages, and found the decedent to be 33.3% at fault, RJR Tobacco to be 33.3% at fault and the remaining defendant to be 33.3% at fault.  The jury also awarded $20 million in punitive damages, of which $10 million was assigned to RJR Tobacco.  In July 2010, the court entered final judgment against RJR Tobacco in the amount of $3.33 million in compensatory damages and $10 million in punitive damages.  The court entered an amended judgment in September 2010 to include interest from the date of the verdict.   RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $2.5 million.   In September 2012, the Fourth DCA affirmed the liability finding and the compensatory damages award, but reversed the finding of entitlement to punitive damages, and remanded the case for a retrial limited to the issue of liability for concealment and conspiracy.  The defendants and the plaintiff filed separate notices to invoke the discretionary jurisdiction of the Florida Supreme Court in January 2013.  In February 2014, the Florida Supreme Court, on its own motion, consolidated the petitions for review filed by the plaintiff and RJR Tobacco and stayed the petitions pending disposition by the court of Hess v. Philip Morris USA Inc., which dealt with the application of the statute of repose as an affirmative

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

defense to claims of fraudulent concealment and conspiracy to commit fraudulent concealment.  On April 2, 2015, in Hess, the Florida Supreme Court held that, in Engle Progeny cases, the defendants cannot raise a statute of repose defense to claims for concealment or conspiracy.  A decision on the notice to invoke the discretionary jurisdiction of the Florida Supreme Court remains pending.

On April 26, 2010, in Putney v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Margot Putney, to be 35% at fault, RJR Tobacco to be 30% at fault and the remaining defendants to be 35% at fault, and awarded $15.1 million in compensatory damages and $2.5 million in punitive damages each against RJR Tobacco and the remaining defendants.  The plaintiff alleged that the decedent suffered from nicotine addiction and lung cancer as a result of using the defendants’ products and sought an unspecified amount of compensatory and punitive damages.  In August 2010, final judgment was entered against RJR Tobacco in the amount of $4.5 million in compensatory damages, and $2.5 million in punitive damages.  RJR Tobacco filed a notice of appeal and the plaintiff filed a notice of cross appeal.  In December 2010, the court entered an amended final judgment to provide that interest would run from April 26, 2010.  The defendants filed a joint notice of appeal to the Fourth DCA of the amended final judgment, and RJR Tobacco posted a supersedeas bond in the amount of approximately $2.4 million.  In June 2013, the Fourth DCA held that the court erred in denying the defendants’ motion for remittitur of the compensatory damages for loss of consortium and in striking the defendants’ statute of repose affirmative defenses.  As a result, the verdict was reversed, and the case was remanded for further proceedings.  The plaintiff’s motion for rehearing, written opinion on one issue, or certification of conflict to the Florida Supreme Court was denied in August 2013.  The defendants and the plaintiff filed separate notices to invoke the discretionary jurisdiction of the Florida Supreme Court in September 2013.  In December 2013, the Florida Supreme Court consolidated the petitions for review filed by the plaintiff and the defendants and stayed the petitions pending disposition of Hess v. Philip Morris USA Inc., described above.  On April 2, 2015, in Hess, the Florida Supreme Court held that, in Engle Progeny cases, the defendants cannot raise a statute of repose defense to claims for concealment or conspiracy.  A decision on the notice to invoke the discretionary jurisdiction of the Florida Supreme Court remains pending.

On May 20, 2010, in Buonomo v. R. J. Reynolds Tobacco Co., a case filed in October 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 77.5% at fault and the decedent, Matthew Buonomo, to be 22.5% at fault, and awarded $5.2 million in compensatory damages and $25 million in punitive damages.  The plaintiff alleged that the decedent was addicted to cigarettes and, as a result, developed one or more smoking-related medical conditions and/or diseases and sought an unspecified amount of compensatory and punitive damages.  Post-trial motions were denied, but the court, in accordance with the Florida statutory limitation on punitive damage awards, ordered the punitive damage award of $25 million be reduced to $15.7 million – three times the compensatory damages award of $5.2 million.  In August 2010, the court entered final judgment in the amount of $4.06 million in compensatory damages and $15.7 million in punitive damages.  RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $5 million.  The plaintiff also filed a notice of appeal. In September 2013, the Fourth DCA affirmed the final judgment and damages award to the plaintiff on strict liability and negligence.  However, the court reversed the judgment entered for the plaintiff on the claims for fraudulent concealment and conspiracy to commit fraud by concealment due to the erroneous striking of RJR Tobacco’s statute of repose defense.  As a result, the punitive damages award was set aside and remanded for a new trial.  In December 2013, the Fourth DCA denied RJR Tobacco’s motion for rehearing.  In January 2014, RJR Tobacco and the plaintiff filed notices to invoke the discretionary jurisdiction of the Florida Supreme Court.  In June 2014, the Florida Supreme Court stayed the petitions for review pending disposition by the court of Hess v. Philip Morris USA Inc., described above.  On April 2, 2015, in Hess, the Florida Supreme Court held that, in Engle Progeny cases, the defendants cannot raise a statute of repose defense to claims for concealment or conspiracy.  A decision on the notice to invoke the discretionary jurisdiction of the Florida Supreme Court remains pending.  The trial court determined in October 2014 that the original $25 million punitive damages award was not excessive and would be reinstated if the plaintiff prevails on the repose issue.

On October 15, 2010, in Frazier v. Philip Morris USA Inc., now known as Russo v. Philip Morris USA Inc., a case filed in December 2007 in the Circuit Court, Miami-Dade County, Florida, the jury returned a verdict in favor of the defendants.  The plaintiff alleged that as a result of smoking defendants', including RJR Tobacco's, products she developed chronic obstructive pulmonary disease, and sought in excess of $15,000 in compensatory damages and unspecified punitive damages.    Final judgment was entered in February 2011.  The plaintiff filed a notice of appeal to the Third DCA, and the defendants filed a notice of cross appeal.  In April 2012, the Third DCA reversed the trial court’s judgment, directed entry of judgment in the plaintiff’s favor and ordered a new trial.  In July 2012, the defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court.  The Florida Supreme Court accepted jurisdiction of the case in September 2013.  Oral argument in the Florida Supreme Court occurred on April 30, 2014.  The new trial began on October 14, 2014, but on October 22, 2014, the court declared a mistrial because of the inability to seat a jury.  On April 2, 2015, the Florida Supreme Court approved the decision of the Third DCA.  Following its decision in Hess, the Florida Supreme Court held that the statute of repose is unavailable as a defense to concealment and conspiracy claims in Engle Progeny cases.  The defendants filed a motion for rehearing on April 17, 2015.  Retrial began on April 6, 2015.

On November 15, 2010, in Webb v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Levy County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 90% at fault and the decedent, James Horner, to be 10% at fault, and awarded $8 million in compensatory damages and $72 million in punitive damages.  The plaintiff alleged that as a

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

result of smoking the defendant’s products, the decedent developed one or more smoking-related diseases, and sought in excess of $15,000 in compensatory and unspecified punitive damages.  The court entered judgment, and RJR Tobacco appealed to the First DCA and posted a supersedeas bond in the amount of $5 million.  That court affirmed the liability verdict, but ordered a remittitur or a new trial on damages.  On remand, the trial court remitted the compensatory damages award to $4 million and the punitive damages award to $25 million.  The plaintiff consented to the remitted judgment, and RJR Tobacco rejected the remittitur and demanded a new trial on damages.  Nonetheless, the trial court entered the remitted judgment.  RJR Tobacco again appealed to the First DCA.  In the second appeal, the First DCA found that the trial court erred in concluding that only the plaintiff had the right to choose between accepting the remittitur and proceeding with a new trial.  The First DCA thus ordered a new trial on damages.  The new trial on damages began on November 3, 2014, and on November 12, 2014, the jury returned a verdict of $900,000 in compensatory damages and $450,000 in punitive damages.  Final judgment was entered against RJR Tobacco in the amount of $1.26 million, and the plaintiff’s motion for a new trial as to the amount of punitive damages was denied in December 2014.  After evaluation of the case, on February 9, 2015, RJR Tobacco paid approximately $1.3 million in satisfaction of the judgment.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

On January 24, 2012, in Hallgren v. R. J. Reynolds Tobacco Co., a case filed in April 2007, in the Circuit Court, Highlands County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Claire Hallgren, to be 50% at fault, RJR Tobacco to be 25% at fault, and the remaining defendant to be 25% at fault, and awarded $2 million in compensatory damages and $750,000 in punitive damages against each defendant.  The plaintiff alleged that the decedent was addicted to the defendants’ products, and as a result, suffered from lung cancer, and sought in excess of $15,000 in compensatory damages and unspecified punitive damages.  In March 2012, the court entered final judgment in the amount of approximately $1 million for which RJR Tobacco and the other defendant are jointly and severally liable; and $750,000 in punitive damages against each defendant.  The defendants filed a joint notice of appeal to the Second DCA, and RJR Tobacco posted a supersedeas bond in the amount of approximately $1.3 million in May 2012.  The plaintiff filed a notice of cross appeal.  In October 2013, the Second DCA affirmed the trial court’s ruling that punitive damages can be awarded for negligence and strict liability claims as well as for the intentional tort claims brought under Engle.  The court certified a conflict with the First DCA’s decision in Soffer and the Fourth DCA’s decision in Ciccone.  The court also certified the following question to be of great public importance – “Are members of the Engle class who pursue individual damages actions in accordance with the decision in Engle v. Liggett Group, Inc., entitled to pursue punitive damages under claims for strict liability and negligence?”  In November 2013, the defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court.  In June 2014, the Florida Supreme Court stayed the petition pending disposition of Russo v. Philip Morris USA Inc., described above, and in April 2015, stayed the petition pending disposition of Soffer v. R. J. Reynolds Tobacco Co., described above.

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

On March 19, 2012, in McCray v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco.  The plaintiff alleged that the decedent, Mercedia Walker, was addicted to the defendants’ tobacco products, and as a result, suffered from one or more smoking-related diseases and/or medical conditions.  The plaintiff sought compensatory damages for all injuries and losses, all recoverable costs of the case, and all legally recoverable interest.   Final judgment was entered in March 2012.  The plaintiff filed a notice of appeal to the Eleventh Circuit in July 2012.  On September 16, 2014, the Eleventh Circuit affirmed the trial court’s judgment.  The plaintiff did not seek further review.

On May 17, 2012, in Calloway v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Johnnie Calloway, to be 20.5% at fault, RJR Tobacco to be 27% at fault, and the remaining defendants collectively to be 52.5% at fault, and awarded $20.5 million in compensatory damages and $17.25 million in punitive damages against RJR Tobacco and $37.6 million collectively against the remaining defendants.  The plaintiff alleged that as a result of using the defendants’ products, the decedent became addicted and developed smoking-related diseases and/or conditions.  The plaintiff sought compensatory and punitive damages, including costs and interest.  In its ruling on the post-trial motions, the court determined that the jury’s apportionment of comparative fault did not apply to the compensatory damages award.  Final judgment was entered in August 2012.  In September 2012, the defendants filed a notice of appeal to the Fourth DCA, and RJR Tobacco posted a supersedeas bond in the amount of $1.5 million.  The plaintiff filed a notice of cross appeal.  Oral argument is scheduled for June 16, 2015.

On August 1, 2012, in Hiott v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Kenneth Hiott, to be 60% at fault and RJR Tobacco to be 40% at fault, and awarded $1.83 million in compensatory damages and no punitive damages.  The plaintiff alleged that as a result of using the defendant’s product, the decedent suffered from addiction and smoking-related diseases and/or conditions.  The plaintiff sought an unspecified amount of compensatory and punitive damages.  In November 2012, final judgment was entered against RJR

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Tobacco in the amount of $730,000 in compensatory damages.  RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $730,000 in December 2012.  In January 2014, the First DCA affirmed the trial court’s decision.  RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court in January 2014.  In June 2014, the Florida Supreme Court stayed the petition pending the court’s disposition of Hess v. Philip Morris USA Inc., described above.  On April 2, 2015, in Hess, the Florida Supreme Court held that, in Engle Progeny cases, the defendants cannot raise a statute of repose defense to claims for concealment or conspiracy.  A decision on the notice to invoke the discretionary jurisdiction of the Florida Supreme Court remains pending.

On August 10, 2012, in Hancock v. Philip Morris USA, Inc., a case filed in January 2008, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Edna Siwieck, to be 90% at fault, RJR Tobacco to be 5% at fault and the remaining defendant to be 5% at fault.  However, the jury did not award compensatory damages and found that the plaintiff was not entitled to punitive damages.  The court determined that the jury verdict was inconsistent due to the parties previously stipulating to $110,200 in medical expenses, which is subject to the allocation of fault.  The defendants agreed to an additur for that amount.  The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from chronic obstructive pulmonary disease.  The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and interest.  Final judgment was entered against RJR Tobacco in the amount of $705 in October 2012.  The stipulated amount was reduced by the defendants’ motion to reduce economic damages by collateral sources.  The plaintiff filed a notice of appeal to the Fourth DCA, and the defendants filed a notice of cross appeal in November 2012.  Oral argument occurred on March 24, 2015.  On April 2, 2015, the Fourth DCA affirmed the final judgment of the trial court, per curiam.

On September 19, 2012, in Baker v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of the defendant, RJR Tobacco.  The plaintiff alleged that as a result of using the defendant’s products, the decedent, Elmer Baker, suffered from lung cancer.  The plaintiff sought compensatory damages in excess of $15,000, costs and interest.  Final judgment was entered in January 2013, in favor of RJR Tobacco.  The plaintiff filed a notice of appeal to the Fourth DCA, and RJR Tobacco filed a notice of cross appeal in February 2013.  On February 18, 2015, the Fourth DCA affirmed the final judgment in favor of RJR Tobacco. At this time, it is unknown if the plaintiff will seek further review.

On September 20, 2012, in Sikes v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Jimmie Sikes, to be 49% at fault and RJR Tobacco to be 51% at fault, and awarded $4.1 million in compensatory damages and $2 million in punitive damages.  The plaintiff alleged that as a result of using the defendant’s product, the decedent suffered from chronic obstructive pulmonary disease, and sought in excess of $15,000 of compensatory damages.  Final judgment was entered against RJR Tobacco in the amount of $6.1 million on June 3, 2013.  On June 25, 2013, the court entered a corrected final judgment against RJR Tobacco in the amount of $5.5 million and vacated the June 3, 2013 final judgment.  RJR Tobacco filed a notice of appeal to the First DCA, and posted a supersedeas bond in the amount of $5 million in July 2013.  In July 2014, the First DCA affirmed the trial court’s decision, per curiam, but following the Hiott case, certified a conflict to the Florida Supreme Court with Hess v. Philip Morris USA Inc., with both cases being described above.  In August 2014, RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court.  The Florida Supreme Court stayed the case pending disposition of Hess v. Philip Morris USA Inc.  On April 2, 2015, in Hess, the Florida Supreme Court held that, in Engle Progeny cases, the defendants cannot raise a statute of repose defense to claims for concealment or conspiracy.  A decision on the notice to invoke the discretionary jurisdiction of the Florida Supreme Court remains pending.

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

On October 19, 2012, in Ballard v. R. J. Reynolds Tobacco Co., a case filed in September 2007 in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the plaintiff to be 45% at fault and RJR Tobacco to be 55% at fault, and awarded $8.55 million in compensatory damages.  Punitive damages were not at issue.  The plaintiff alleged that as a result of using the defendant’s products, he suffers from bladder cancer and emphysema, and sought an unspecified amount of compensatory and punitive damages.  The court entered final judgment against RJR Tobacco in the amount of $4.7 million in October 2012, and in August 2013, the court entered an amended final judgment against RJR Tobacco in the amount of $5 million.  RJR Tobacco filed a notice of appeal to the Third DCA and posted a supersedeas bond in the amount of $5 million in October 2013.  In March 2015, the Third DCA affirmed the amended final judgment.  RJR Tobacco filed a motion for rehearing and rehearing en banc on April 16, 2015. A decision is pending.

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

On February 13, 2013, in Schoeff v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, James Schoeff, to be 25% at fault, RJR Tobacco to be 75% at fault, and awarded $10.5 million in compensatory damages and $30 million in punitive damages.  The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from addiction and one or more smoking-related diseases and/or conditions, including lung cancer, and sought in excess of $15,000 in damages.  In April 2013, final judgment was entered against RJR Tobacco in the amount of $7.88 million in compensatory damages and $30 million in punitive damages.  RJR Tobacco filed a notice of appeal to the Fourth DCA, and the plaintiff filed a notice of cross appeal in May 2013.  Oral argument is scheduled for May 19, 2015.

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

On May 22, 2013, in John Campbell v. R. J. Reynolds Tobacco Co., a case pending in Polk County, Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco.  The plaintiff alleged that as a result of smoking the defendants’ products, the decedent, Judy Campbell, became addicted to smoking cigarettes and suffered from unspecified smoking-related conditions and/or diseases, and sought an unspecified amount of damages.  The plaintiff’s motion for a new trial was denied and the court entered final judgment in July 2013.  The plaintiff filed a notice of appeal to the Second DCA, and the defendants filed a notice of cross appeal in August 2013.  Oral argument is scheduled for May 12, 2015.

On May 23, 2013, in Earl Graham v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Faye Graham, to be 70% at fault, RJR Tobacco to be 20% at fault and the remaining defendant to be 10% at fault, and awarded $2.75 million in compensatory damages.  The plaintiff alleged that as a result of smoking the defendants’ products, the decedent became addicted to smoking cigarettes which resulted in her death, and sought an unspecified amount of damages.  Final judgment was entered against RJR Tobacco in the amount of $550,000 in May 2013.  The defendants filed a joint notice of appeal to the Eleventh Circuit, and RJR Tobacco posted a supersedeas bond in the amount of approximately $556,000 in October 2013.  On April 8, 2015, the Eleventh Circuit reversed and ordered entry of judgment for RJR Tobacco.  The Eleventh Circuit held that federal law impliedly preempts claims for strict liability

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

and negligence based on the defect and negligence findings from Engle.  The deadline for the plaintiff to move for rehearing is April 29, 2015.

On June 4, 2013, in Starr-Blundell v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Lucy Mae Starr, to be 80% at fault, RJR Tobacco to be 10% at fault and the remaining defendant to be 10% at fault, and awarded $500,000 in compensatory damages.  The plaintiff alleged that as a result of smoking the defendants’ products, the decedent suffered from lung cancer and other smoking relating diseases and/or conditions, and sought in excess of $15,000 in damages.  The court entered final judgment in the amount of $50,000 against each defendant in November 2013.  The plaintiff filed a notice of appeal to the First DCA, and the defendants filed a notice of cross appeal in December 2013.  RJR Tobacco posted a supersedeas bond in the amount of $50,000 in December 2013.  Oral argument is scheduled for May 14, 2015.

On June 14, 2013, in Skolnick v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Leo Skolnick, to be 40% at fault, RJR Tobacco to be 30% at fault and the remaining defendant to be 30% at fault, and awarded $2.56 million in compensatory damages.  The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from lung cancer, and sought in excess of $15,000 in compensatory damages and unspecified punitive damages.  The court entered final judgment against RJR Tobacco in the amount of $766,500 in July 2013.  The defendants filed a joint notice of appeal to the Fourth DCA, and the plaintiff filed a notice of cross appeal in December 2013.  RJR Tobacco posted a supersedeas bond in the amount of $767,000 in March 2014.  Oral argument is scheduled for June 9, 2015.

On June 19, 2013, in Thibault v. R. J. Reynolds Tobacco Co., a case pending in the Circuit Court, Escambia County, Florida, the jury returned a verdict in favor of the plaintiff, found the decedent, Evelyn Thibault, to be 30% at fault and RJR Tobacco to be 70% at fault, and awarded $1.75 million in compensatory damages and $1.28 million in punitive damages.  The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from chronic obstructive pulmonary disease, and sought an unspecified amount of compensatory and punitive damages.  The court determined that comparative fault did not apply to reduce the amount of the verdict.  In June 2013, the court entered final judgment against RJR Tobacco in the amount of $3.03 million.  RJR Tobacco filed a notice of appeal to the First DCA in August 2013.  RJR Tobacco posted a supersedeas bond in the amount of $3.03 million in September 2013.  On October 13, 2014, the First DCA affirmed the trial court’s judgment, per curiam.  The First DCA also certified a conflict to the Florida Supreme Court with Hess v. Philip Morris USA, Inc., described above.  On October 22, 2014, RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court.  The Florida Supreme Court stayed the case pending disposition of Hess v. Philip Morris USA Inc.  On April 2, 2015, in Hess, the Florida Supreme Court held that, in Engle Progeny cases, the defendants cannot raise a statute of repose defense to claims for concealment or conspiracy.  A decision on the notice to invoke the discretionary jurisdiction of the Florida Supreme Court is pending.

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

On November 15, 2013, in Chamberlain v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco.  The plaintiff alleged that as a result of smoking the defendants’ products, he suffers from chronic obstructive pulmonary disease and lung cancer, and sought an unspecified amount of compensatory and punitive damages.  Final judgment was entered in favor of the defendants in November 2013.  The plaintiff’s motion for a new trial was denied in April 2014.  The plaintiff filed a notice of appeal to the Eleventh Circuit on June 27, 2014.  On December 3, 2014, the Eleventh Circuit dismissed the plaintiff’s merits appeal for lack of jurisdiction.  The plaintiff did not seek further review.

On January 27, 2014, in Harford v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the plaintiff to be 82% at fault and RJR Tobacco to be 18% at fault, and awarded $330,000 in compensatory damages.  The plaintiff alleged that as a result of his use of the defendant’s products, he suffers from addiction and lung cancer, and sought an unspecified amount of compensatory and punitive damages.  The court granted the plaintiff’s motion for a new trial on compensatory damages in October 2014.  This case has been tentatively resolved as part of the federal Engle Progeny settlement.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

On February 3, 2014, in Deshaies v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of RJR Tobacco. The plaintiff alleged that as a result of smoking the defendant’s products, he suffers from one or more smoking-related conditions or diseases, and sought an unspecified amount of compensatory and punitive damages.  Final judgment was entered in February 2014.  The plaintiff filed a notice of appeal to the Eleventh Circuit on February 11, 2015.  Briefing is underway.

On February 18, 2014, in Goveia v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Orange County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Mary Goveia, to be 30% at fault, RJR Tobacco to be 35% at fault, and the remaining defendant to be 35% at fault, and awarded $850,000 in compensatory damages and $2.25 million in punitive damages against each defendant.  The plaintiff alleged that as a result of smoking the defendants’ products, the decedent became addicted and suffered from one or more smoking-related diseases and/or conditions, and sought an unspecified amount of compensatory and punitive damages.  Post-trial motions were denied in April 2014.  Final judgment was entered in the amount of $297,500 in compensatory damages and $2.25 million in punitive damages against each defendant in April 2014.  The defendants filed a joint notice of appeal to the Fifth DCA, and RJR Tobacco posted a supersedeas bond in the amount of $2.5 million in April 2014.  Oral argument is scheduled for June 18, 2015.

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

On May 16, 2014, in Burkhart v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the plaintiff to be 50% at fault, RJR Tobacco to be 25% at fault, and the remaining defendants collectively to be 25% at fault, and awarded $5 million in compensatory damages and $1.25

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

million in punitive damages against RJR Tobacco and $1.25 million in punitive damages collectively against the remaining defendants.  The plaintiff alleged that she became addicted to smoking cigarettes manufactured by the defendants and suffers from one or more smoking-related diseases and/or conditions.  The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and interest.  Final judgment was entered in June 2014, and did not include a reduction for comparative fault.  In September 2014, the court denied the defendants’ post-trial motions.  The defendants filed a joint notice of appeal to the Eleventh Circuit on October 10, 2014.  Briefing is complete.  Oral argument has not been scheduled.

On May 19, 2014, in Starbuck v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, the court declared a mistrial because the jury was unable to reach a unanimous verdict.  The plaintiff alleged that he suffers from addiction and one or more smoking-related diseases and/or conditions.  The plaintiff is seeking an unspecified amount of compensatory damages.  Retrial began on December 1, 2014, and on December 16, 2014, the jury returned a verdict in favor of the defendants, including RJR Tobacco.  Final judgment was entered in February 2015.  In March 2015, the plaintiff filed a motion for a new trial.  A decision is pending.

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

On July 17, 2014, in Robinson v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Michael Johnson, Sr., to be 29.5% at fault and RJR Tobacco to be 70.5% at fault, and awarded $16.9 million in compensatory damages and determined that the plaintiff was entitled to punitive damages.  On July 18, 2014, the jury awarded $23.6 billion in punitive damages.  The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from lung cancer.  The plaintiff sought an unspecified amount of damages, costs and interest.    The court entered partial judgment on compensatory damages against RJR Tobacco in the amount of $16.9 million in July 2014.  On January 27, 2015, the court denied the defendant’s post-trial motions, but granted the defendant’s motion for remittitur of the punitive damages award.  The punitive damages award was remitted to approximately $16.9 million.  In February 2015, RJR Tobacco filed an objection to the remitted award of punitive damages and a demand for a new trial on damages.  The court granted a new trial on the amount of punitive damages only.  The new trial on punitive damages is scheduled for June 29, 2015.  RJR Tobacco filed a notice of appeal to the First DCA of the partial judgment of compensatory damages and of the order granting a new trial on the amount of punitive damages only, and posted a supersedeas bond in the amount of $5 million.  Briefing on the merits is expected to begin later this year after the First DCA resolves a threshold issue regarding the scope of the appeal.

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

On August 27, 2014, in Gore v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Indian River County, Florida, the court declared a mistrial because the jury returned a potentially inconsistent verdict.  The jury found for the plaintiff on liability, but awarded no compensatory damages and determined that the plaintiff was entitled to punitive damages.  The plaintiff alleged that as a result of using the defendants’ products, the decedent, Gloria Gore, suffered from addiction and one or more smoking-related diseases and/or conditions.  The plaintiff sought an unspecified amount of damages.  Retrial began on March 9, 2015.  On March 26, 2015, the jury returned a verdict in favor of the plaintiff, found the decedent 54% at fault, RJR Tobacco 23% at fault and the remaining defendant 23% at fault, and awarded $2 million in compensatory damages.  Punitive damages were not awarded.  Post-trial motions are pending.

On August 28, 2014, in Wilcox v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Cleston Wilcox, to be 30% at fault and RJR

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Tobacco to be 70% at fault, and awarded $7 million in compensatory damages and $8.5 million in punitive damages.  The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from addiction and one or more smoking-related diseases and/or conditions.  The plaintiff sought in excess of $15,000, taxable costs and interest.  Final judgment was entered in September 2014 against RJR Tobacco in the amount of $4.9 million in compensatory damages and $8.5 million in punitive damages.  Post-trial motions were denied on January 16, 2015.  RJR Tobacco filed a notice of appeal to the Third DCA and posted a supersedeas bond in the amount of $5 million in February 2015.  Briefing is underway.

On August 28, 2014, in Irimi v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Dale Moyer, to be 70% at fault and RJR Tobacco to be 14.5% at fault, and the remaining defendants collectively to be 15.5% at fault, and awarded approximately $3.1 million in compensatory damages.  The jury did not find entitlement to punitive damages.  The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from one or more smoking-related illnesses or diseases.  The plaintiff sought an unspecified amount of compensatory damages.  Final judgment was entered against RJR Tobacco in the amount of approximately $453,000, and against the remaining defendants collectively in the amount of approximately $484,000.  On January 29, 2015, the court granted the defendants’ motion for a new trial.  The new trial has not been scheduled.  The plaintiff filed a notice of appeal to the Fourth DCA in February 2015, and the defendants filed a notice of cross appeal in March 2015.  Briefing is underway.

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

On September 11, 2014, in Ellis v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of RJR Tobacco.  The plaintiff alleged that as a result of using the defendant’s products, the decedent, Betty Owens, suffered bodily injury and died.  The plaintiff sought an unspecified amount of damages.  Final judgment was entered on March 13, 2015.  The plaintiff did not seek review of the case.

On September 26, 2014, in Morse v. Philip Morris USA, Inc., a case filed in January 2008, in the Circuit Court, Brevard County, Florida, the court declared a mistrial because of improper testimony by the plaintiff’s addiction witness.  The plaintiff alleged that as a result of using the defendant’s products, the decedent, Jay Morse, suffered from one or more smoking-related diseases and/or conditions.  The plaintiff sought an unspecified amount of damages, costs and interest.  Retrial is scheduled for February 1, 2016.

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

On October 22, 2014, in Kerrivan v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, the jury returned a verdict in favor of the plaintiff, found the plaintiff to be 19% at fault, RJR Tobacco to be 31% at fault and the remaining defendant to be 50% at fault, and awarded $15.8 million in compensatory damages, and $9.6 million in punitive damages against RJR Tobacco and $15.7 million against the remaining defendant.  The plaintiff alleged that as a result of using the defendants’ products, the plaintiff developed one or more smoking-related diseases and/or conditions.  The plaintiff sought an unspecified amount of compensatory damages, punitive damages, costs and interest.  Final judgment was entered in November 2014.  RJR Tobacco filed its post-trial motions on December 11, 2014.  A decision is pending.

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

On December 19, 2014, in Haliburton v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Palm Beach County, Florida, the jury returned a verdict in favor of RJR Tobacco.  The plaintiff alleged that as the result of the use of the defendant’s products, the decedent, Andrew Haliburton, suffered from one or more smoking-related diseases and/or conditions.  The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and interest.  The court denied the plaintiff’s post-trial motions in March 2015.  Final judgment was entered in favor of RJR Tobacco on April 14, 2015.  At this time, it is unknown if the plaintiff will seek further review.

On January 29, 2015, in Ellen Gray v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, the jury returned a verdict in favor of the plaintiff, found the decedent, Henry Gray, to be 50% at fault and RJR Tobacco to be 50% at fault, and awarded $6 million in compensatory damages.  Punitive damages were not awarded.  The plaintiff alleged that as a result of the use of the defendant’s products, the decedent suffered from lung cancer, chronic obstructive pulmonary disease and other smoking-related diseases and/or conditions.  The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and interest.  Final judgment was entered against RJR Tobacco in the amount of $3 million in February 2015.  Post-trial motions are pending.

On February 10, 2015, in Hecht v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, the jury returned a verdict in favor of RJR Tobacco.  The plaintiff alleged that as a result of the use of the defendant’s products, he suffers from chronic obstructive pulmonary disease and coronary heart disease.  The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and interest.  Final judgment has not been entered.

On February 10, 2015, in McKeever v. R. J. Reynolds Tobacco Co., the plaintiff dismissed RJR Tobacco during jury selection.  The case was filed in November 2006, in the Circuit Court, Broward County, Florida.  The plaintiff alleged that the decedent, Theodore McKeever, suffered from lung cancer.  Trial continued against Philip Morris USA Inc. only.

On February 11, 2015, in Lennox v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, the jury returned a verdict in favor of RJR Tobacco.  The plaintiff alleged that as a result of using the defendant’s products, she developed chronic obstructive pulmonary disease.  The plaintiff sought an unspecified amount of compensatory damages, costs and interest.  Punitive damages were not sought.  Final judgment was entered in favor of RJR Tobacco on April 6, 2015.  The deadline for the plaintiff to file a notice of appeal is May 6, 2015.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On February 11, 2015, in Sowers v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, the jury returned a verdict in favor of the plaintiff, found the decedent, Charles Sowers, to be 50% at fault and RJR Tobacco to be 50% at fault, and awarded $4.25 million in compensatory damages.  Punitive damages were not awarded.  The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from lung cancer and chronic obstructive pulmonary disease.  The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and interest.  Final judgment was entered against RJR Tobacco in the amount of approximately $2.13 million on February 12, 2015.  Post-trial motions are pending.

On February 19, 2015, in Landau v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, the jury returned a verdict in favor of the plaintiff but awarded $0 compensatory damages and no entitlement to punitive damages against RJR Tobacco and Philip Morris USA Inc.  The jury found the plaintiff to be 75% at fault and the remaining defendant to be 25% at fault, and awarded $100,000 in compensatory damages and found entitlement to punitive damages.  The remaining defendant agreed to resolve the case during the punitive damages phase.

On February 19, 2015, in McMannis v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Charlotte County, Florida, the jury returned a verdict in favor of the defendants, including RJR Tobacco.  The plaintiff alleged that as the result of using the defendants’ products, the decedent, Barbara McMannis, suffered from lung cancer and other smoking-related diseases or conditions.  The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and interest.  The plaintiff filed a motion for a new trial in March 2015.  A decision is pending.

On February 24, 2015, in Caprio v. R. J. Reynolds Tobacco Co., the jury advised the court that it could not reach a unanimous verdict.  The court directed the jury to complete the verdict form on those individual verdict questions where there was unanimous agreement. The jury did not reach unanimous agreement on all questions and completed only part of the verdict form. The defendants moved for a mistrial, and the plaintiff moved for entry of a partial verdict.  The Court has not ruled on any of the motions, but requested post-trial briefing.  A hearing on the post-trial motions is scheduled for April 20, 2015.

On February 26, 2015, in Zamboni v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, the jury returned a verdict in favor of the plaintiff, found the decedent, Robert Hoover, to be 60% at fault, RJR Tobacco to be 30% at fault and the remaining defendant to be 10% at fault, and awarded $340,000 in compensatory damages.  Punitive damages were not awarded.  The plaintiff alleged that as a result of the use of the defendants’ products, the decedent suffered from cerebrovascular disease, coronary heart disease and lung cancer.  The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and interest.  Final judgment has not been entered.

On March 18, 2015, in Dion v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Sarasota County, Florida, the court declared a mistrial due to the jury’s inability to reach a unanimous verdict.  The plaintiff alleged that as a result of using the defendant’s products, the decedent, Marion Dion, suffered from one or more smoking-related diseases or conditions.  The plaintiff seeks in excess of $15,000 in compensatory and punitive damages, costs and interest.  Retrial is scheduled for April 25, 2016.

On March 25, 2015, in Pollari v. R. J. Reynolds Tobacco Co., a case filed in May 2007, in the Circuit Court, Broward County, Florida, the jury returned a verdict in favor of the plaintiff, found the decedent, Paul Pollari, to be 15% at fault, RJR Tobacco to be 42.5% at fault and the remaining defendant to be 42.5% at fault, and awarded $10 million in compensatory damages and $1.5 million in punitive damages against each defendant.  The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from lung cancer.  The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and interest.  Post-trial motions are pending.

On April 2, 2015, in Ryan v. R. J. Reynolds Tobacco Co., a case filed in August 2007, in the Circuit Court, Broward County, Florida, the court declared a mistrial due to the opinion being issued by the Florida Supreme Court in Hess v. Philip Morris USA Inc.  The plaintiff alleges that as a result of using the defendants’ products, he developed chronic obstructive pulmonary disease.  The plaintiff seeks an unspecified amount of compensatory and punitive damages, costs and interest.  Retrial began on April 8, 2015.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

As of March 31, 2015, there were 2,555 Broin II lawsuits pending in Florida.  There have been no Broin II trials since 2007.

Class-Action Suits

Overview.  As of March 31, 2015, eight class-action cases, excluding the shareholder cases described below, were pending in the United States against RJR Tobacco or its affiliates or indemnitees. In 1996, the Fifth Circuit Court of Appeals in Castano v. American Tobacco Co. overturned the certification of a nation-wide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of state-wide, rather than nation-wide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco and its affiliates and indemnitees in state or federal courts in California, Illinois, Louisiana, Missouri, and West Virginia. All pending class-action cases are discussed below.

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

California Business and Professions Code Case.  In Sateriale v. R. J. Reynolds Tobacco Co., a class action filed in November 2009, in the U.S. District Court for the Central District of California, the plaintiffs brought the case on behalf of all persons who tried unsuccessfully to redeem Camel Cash certificates from 1991 through March 31, 2007, or who held Camel Cash certificates as of March 31, 2007. The plaintiffs allege that in response to the defendants’ action to discontinue redemption of Camel Cash as of March 31, 2007, customers, like the plaintiffs, attempted to exchange their Camel Cash for merchandise and that the defendants, however, did not have any merchandise to exchange for Camel Cash. The plaintiffs allege unfair business practices, deceptive practices, breach of contract and promissory estoppel. The plaintiffs seek injunctive relief, actual damages, costs and expenses. In January 2010, the defendants filed a motion to dismiss, which prompted the plaintiffs to file an amended complaint in February 2010.  The class definition changed to a class consisting of all persons who reside in the U.S. and tried unsuccessfully to redeem Camel Cash certificates, from October 1, 2006 (six months before the defendant ended the Camel Cash program) or who held Camel Cash certificates as of March 31, 2007.  The plaintiffs also brought the class on behalf of a proposed California subclass, consisting of all California residents meeting the same criteria.  In May 2010, RJR Tobacco’s motion to dismiss the amended complaint for lack of jurisdiction over subject matter and, alternatively, for failure to state a claim was granted with leave to amend.  The plaintiffs filed a second amended complaint.  In July 2010, RJR Tobacco’s motion to dismiss the second amended complaint was granted with leave to amend.  The plaintiffs filed a third amended complaint, and RJR Tobacco filed a motion to dismiss in September 2010.  In December 2010, the court granted RJR Tobacco’s motion to dismiss with prejudice. Final judgment was entered by the court, and the plaintiffs filed a notice of appeal in January 2011.  In July 2012, the appellate court affirmed the dismissal of the plaintiffs’ claims under the Unfair Competition Law and the Consumer Legal Remedies Acts and reversed the dismissal of the plaintiffs’ claims for promissory estoppel and breach of contract.  RJR Tobacco’s motion for rehearing or rehearing en banc was denied in October 2012.  RJR Tobacco filed its answer to the plaintiffs’ third amended complaint in December 2012.  In June 2014, RJR Tobacco filed a motion for summary judgment, and the plaintiff filed a motion for class certification.  Oral arguments on those motions were held on September 15, 2014.  On December 19, 2014, the court denied RJR Tobacco’s motion for summary judgment and certified a class of California residents who hold Camel Cash certificates which were distributed between 1992 and the program’s termination on October 1, 2006.  In

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

January 2015, RJR Tobacco filed motions for reconsideration of the court’s order on class certification and summary judgment.  On April 8, 2015, the judge denied both of RJR Tobacco’s motions for reconsideration.  Trial is tentatively scheduled to begin on November 3, 2015.

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

The seminal “lights” class-action case involves RJR Tobacco’s competitor, Philip Morris, Inc. Trial began in Price v. Philip Morris, Inc. in January 2003. In March 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Philip Morris pursued various avenues of relief from the $12 billion bond requirement. On December 15, 2005, the Illinois Supreme Court reversed the lower court’s decision and sent the case back to the trial court with instructions to dismiss the case. On December 5, 2006, the trial court granted the defendant’s motion to dismiss and for entry of final judgment.  The case was dismissed with prejudice the same day. In December 2008, the plaintiffs filed a petition for relief from judgment, stating that the U.S. Supreme Court’s decision in Good v. Altria Group, Inc. rejected the basis for the reversal. The trial court granted the defendant’s motion to dismiss the plaintiffs’ petition for relief from judgment in February 2009. In March 2009, the plaintiffs filed a notice of appeal to the Illinois Appellate Court, Fifth Judicial District, requesting a reversal of the February 2009 order and remand to the circuit court. On February 24, 2011, the appellate court entered an order, concluding that the two-year time limit for filing a petition for relief from a final judgment began to run when the trial court dismissed the plaintiffs’ lawsuit on December 18, 2006.  The appellate court therefore found that the petition was timely, reversed the order of the trial court, and remanded the case for further proceedings.  Philip Morris filed a petition for leave to appeal to the Illinois Supreme Court.  On September 28, 2011, the Illinois Supreme Court denied Philip Morris’s petition for leave to appeal and returned the case to the trial court for further proceedings.  In December 2012, the trial court denied the plaintiffs’ petition for relief from the judgment.  The plaintiffs filed a notice of appeal to the Illinois Appellate Court, Fifth Judicial District.  In April 2014, the appellate court reinstated the 2003 verdict.  In May 2014, Philip Morris filed a petition for leave to appeal to the Illinois Supreme Court and a motion for supervisory order.  Philip Morris has requested the Illinois Supreme Court to direct the Fifth Judicial District to vacate its April 2014 judgment and to order the Fifth Judicial District to affirm the trial court’s denial of the plaintiff’s petition for relief from the judgment, or in the alternative, grant its petition for leave to appeal.  On September 24, 2014, the Illinois Supreme Court agreed to hear Philip Morris’s appeal.  Briefing is complete.  Oral argument has not been scheduled.

In Turner v. R. J. Reynolds Tobacco Co., a case filed in February 2000, in Circuit Court, Madison County, Illinois, a judge certified a class in November 2001. In June 2003, RJR Tobacco filed a motion to stay the case pending Philip Morris’s appeal of the Price v. Philip Morris, Inc. case mentioned above, which the judge denied in July 2003. In October 2003, the Illinois Fifth District Court of Appeals denied RJR Tobacco’s emergency stay/supremacy order request. In November 2003, the Illinois Supreme Court granted RJR Tobacco’s motion for a stay pending the court’s final appeal decision in Price. On October 11, 2007, the Illinois Fifth District Court of Appeals dismissed RJR Tobacco’s appeal of the court’s denial of its emergency stay/supremacy order request and remanded the case to the Circuit Court. A status conference is scheduled for May 27, 2015.

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

A “lights” class-action case is pending against each of RJR Tobacco and B&W in Missouri. In Collora v. R. J. Reynolds Tobacco Co., a case filed in May 2000 in Circuit Court, St. Louis County, Missouri, a judge in St. Louis certified a class in December 2003. In April 2007, the court granted the plaintiffs’ motion to reassign Collora and the following cases to a single general division: Craft v. Philip Morris Companies, Inc. and Black v. Brown & Williamson Tobacco Corp., discussed below. In April 2008, the court stayed the case pending U.S. Supreme Court review in Good v. Altria Group, Inc. A nominal trial date of January 10, 2011 was scheduled, but it did not proceed at that time.  A status conference is scheduled for February 22, 2016.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

As of March 31, 2015, two health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both, as discussed below after the discussion of the State Settlement Agreements.  A limited number of claimants have filed suit against RJR Tobacco, its current or former affiliates, B&W and other tobacco industry defendants to recover funds for health care, medical and other assistance paid by foreign provincial governments in treating their citizens.  For additional information on these cases, see “— International Cases” below.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Set forth below is the unadjusted tobacco industry settlement payment schedule for 2013 and beyond:

		2013	2014	2015 and thereafter
	First Four States’ Settlements:(1)
	Mississippi Annual Payment	$136	$136	$136
	Florida Annual Payment	440	440	440
	Texas Annual Payment	580	580	580
	Minnesota Annual Payment	204	204	204
	Remaining Jurisdictions’ Settlement:
	Annual Payments(1)	8,004	8,004	8,004
	Total	$9,364	$9,364	$9,364

(1)

Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share.  For further information, see “— State Settlement Agreements — Enforcement and Validity; Adjustments” below.

RAI’s operating subsidiaries expenses and payments under the State Settlement Agreements for 2013 and 2014, and the projected expenses and payments for 2015 and beyond are set forth below (2).

		2013	2014	2015 and thereafter
	Settlement expenses	$1,819	$1,917	—
	Settlement cash payments	$2,582	$1,985	—
	Projected settlement expenses			$>1,800
	Projected settlement cash payments			$>1,900

(2)

Amounts beginning in 2013 reflect the impact of the Term Sheet described below under “— State Settlement Agreements – Enforcement and Validity; Adjustments – Partial Settlement of Certain NPM Adjustment Claims.”

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

Post-remand proceedings are underway to determine the extent to which the original order will be implemented.  On December 22, 2010, the trial court dismissed Brown & Williamson Holdings, Inc. from the litigation.  On March 3, 2011, the defendants filed a motion for vacatur, in which they moved to vacate the trial court’s injunctions and factual findings and dismiss the case in its entirety.  The court denied the motion on June 1, 2011.  The defendants filed a notice of appeal.  In addition, the parties to the lawsuit entered into an agreement concerning certain technical obligations regarding their public websites.  Pursuant to this agreement, RJR Tobacco agreed to deposit $3.125 million over three years into the registry of the district court.  Those deposits are now complete.  In July 2012, the Court of Appeals for the D.C. Circuit affirmed the trial court’s denial of the defendants’ motion to vacate the injunctions.  In November 2012, the trial court entered an order wherein the court determined the language to be included in the text of the corrective statements and directed the parties to engage in discussions with the Special Master to implement them.  The defendants filed a notice of appeal of that order on January 25, 2013.  In February 2013, the appellate court granted the defendants’ motion to hold the case in abeyance pending the District Court’s resolution of corrective-statement implementation issues.  The mediation process on implementation issues has concluded, and the trial court entered an implementation order on June 2, 2014.  The order stays implementation pending exhaustion of appeals on the corrective-statements remedy.  On June 25, 2014, the defendants filed a notice of appeal from the implementation order.  On August 8, 2014, the D.C. Circuit consolidated the appeal from the implementation order

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

with the appeal previously held in abeyance from the court order dictating the language of the corrective statements.  Oral argument before the D.C. Circuit was held on February 23, 2015.  A decision is pending.  In light of the corrective-statements implementation order, $10 million has been accrued for the estimated costs of the corrective communications and is included in the condensed consolidated balance sheet (unaudited) as of March 31, 2015.

Native American Tribe Case.  As of March 31, 2015, one Native American tribe case was pending before a tribal court against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co., a case filed in September 1997 in Tribal Court, Crow Creek Sioux, South Dakota. The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

•

Quebec - In June 2012, a case was filed on behalf of the Province of Quebec, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Superior Court of the Province of Quebec, District of Montreal.  The claim is brought pursuant to legislation enacted in Quebec in 2009, which legislation is substantially similar to the revised British Columbia statute described above.  In this action, the Quebec government seeks to recover essentially the same types of damages that are being sought in the British Columbia and other provincial actions described above based on analogous theories of liability.  RJR Tobacco and its affiliate have brought a motion challenging the jurisdiction of the Quebec court, which was dismissed.  RJR Tobacco and its affiliate filed defenses in December 2014.  Pretrial discovery is ongoing.  Separately, in August 2009, certain Canadian manufacturers filed a constitutional challenge to the Quebec statute, which was dismissed on March 5, 2014.  An appeal of that decision has been filed.

•

Saskatchewan - In June 2012, a case was filed on behalf of the Province of Saskatchewan, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Court of Queen’s Bench, Judicial Centre of Saskatoon, Saskatchewan.  The claim is brought pursuant to legislation assented to in 2007 and proclaimed in 2012, which legislation is substantially similar to the revised British Columbia statute described above.  In this action, the Saskatchewan government seeks to recover essentially the same types of damages that are being sought in the British Columbia and other provincial actions described above based on analogous theories of liability.  A jurisdictional challenge brought by RJR Tobacco and its affiliate was dismissed.  RJR Tobacco and its affiliate filed statements of defense in February 2015.

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

•

Prince Edward Island  - In September 2012, a case was filed on behalf of the Province of Prince Edward Island, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Supreme Court of Prince Edward Island (General Section), Charlottetown, Prince Edward Island.  The claim is brought pursuant to legislation assented to in 2009 and proclaimed in 2012, which legislation is substantially similar to the revised British Columbia statute described above.  In this action, the Prince Edward Island government seeks to recover essentially the same types of damages that are being sought in the British Columbia and other provincial actions described above based on analogous theories of liability.  A jurisdictional challenge brought by RJR Tobacco and its affiliate was dismissed.  RJR Tobacco and its affiliate filed statements of defense in February 2015.

•

Nova Scotia – In January 2015, a case was filed on behalf of the Province of Nova Scotia, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Supreme Court of Nova Scotia, Halifax, Nova Scotia.  The claim is brought pursuant to legislation assented to in 2005 and proclaimed in 2014, which legislation is substantially similar to the revised British Columbia statute described above.  In this action, the Nova Scotia government seeks to recover essentially the same types of damages that are being sought in the British Columbia and other provincial actions described above based on analogous theories of liability.  The action was served on January 20, 2015.  Preliminary motions are pending.

The following seven putative Canadian class actions were filed against various Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in courts in the Provinces of Alberta, British Columbia, Manitoba, Nova

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Scotia, Ontario and Saskatchewan, although the plaintiffs’ counsel have been actively pursuing only Bourassa, the action pending in British Columbia, at this time:

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

State Settlement Agreements—Enforcement and Validity; Adjustments

As of March 31, 2015, there were 28 cases concerning the enforcement, validity or interpretation of the State Settlement Agreements in which RJR Tobacco or B&W is a party. This number includes those cases, discussed below, relating to disputed payments under the State Settlement Agreements.

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

In February 2010, the Mississippi Attorney General filed a motion alleging that RJR Tobacco had improperly failed to report shipments of certain categories of cigarette volumes, and for certain years had improperly reported its net operating profit.  As a result, the State alleges that settlement payments to it were improperly reduced.  RJR Tobacco disputes these allegations and is vigorously defending against them.  Hearings on these issues were held on January 24-25, 2012, and May 9, 2012.  On May 15, 2012, the court entered an order finding in favor of RJR Tobacco on the claim related to RJR Tobacco’s reported net operating profits in the year used as a baseline for future calculations of the State’s net operating profits payment.  The State had sought $3.8 million in damages for this issue, with an additional $2.7 million in interest.  On June 19, 2012, the court entered an order finding in favor of the State on the remaining issues, holding that the total amount of the underpayment was approximately $3.3 million and that interest on the underpayment was also approximately $3.3 million, though the court also held that this amount should be offset by additional payments previously made by Lorillard Tobacco Company on some of these issues.  The court further ordered RJR Tobacco to perform an accounting of its profits and shipments from 1999-2011.  On July 10, 2012, RJR Tobacco filed a petition with the Mississippi Supreme Court requesting leave to immediately appeal the court’s ordered accounting and its entry of judgment for the State without first conducting an evidentiary hearing.  On August 15, 2012, the request was denied.  An independent accountant acceptable to both the State and RJR Tobacco was identified and retained.  On August 8, 2013, the final report of the independent accountant was filed with the court.  The report generally found that RJR Tobacco’s accounting and reporting of information in connection with settlement payment calculations was correct.  In some respects, the report expressly disagreed with findings made earlier by the trial court.  On December 13, 2013, the State of Mississippi filed its report as to additional damages due from RJR Tobacco, challenging in various respects the findings set forth in the final report of the independent accountant and seeking various changes to the damages calculations.  Also on December 13, 2013, RJR Tobacco filed a motion to finalize remaining damages of third round issues, and/or reconsider, the June 19, 2012 order requesting that the court implement the findings of the independent accountant in a final order on the damage issues and/or to revisit its earlier rulings “in light of the findings and determinations in the independent accountant’s report.”  A hearing on these motions was held on July 2, 2014.  On September 24, 2014, the court entered an order confirming its earlier rulings and ordered RJR Tobacco to pay compensatory damages (including interest) to the State in the total sum of approximately $8.0 million.  A final appealable order has not yet been entered, and additional hearings on other damages issues are possible.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Finally, in connection with the actions brought against RJR Tobacco and B&W, the court awarded the State attorneys’ fees and expenses in an amount to be determined.  On May 1, 2013, a hearing on attorneys’ fees and expenses was held before the Special Master appointed by the court.  On November 19, 2013, the Special Master issued a report and recommendations on application for award of costs and attorneys’ fees.  The Special Master ruled that attorneys’ fees are to be paid with respect to the settlement payment claims against B&W and RJR Tobacco at 25% of “total amounts” awarded to the State of Mississippi by the court in its August 24, 2011 ruling.  On December 13, 2013, the State of Mississippi filed a statement seeking various clarifications of the Special Master’s ruling.  Also on December 13, 2013, B&W and RJR Tobacco filed their objections to the ruling.  A hearing on these issues was held on July 2, 2014.  On September 24, 2014, the court entered an order confirming its earlier rulings and ordered RJR Tobacco and B&W to pay attorneys’ fees in the total sum of approximately $4.9 million.  A final appealable order has not yet been entered, and additional hearings on other damages issues are possible.

Based on the present status of the actions currently pending in Mississippi Chancery Court and certain discussions with the Mississippi Attorney General, in the first quarter of 2015, $19 million was accrued in RAI’s condensed consolidated financial statements (unaudited) as of March 31, 2015, related to these actions.

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

On September 11, 2013, the Arbitration Panel issued rulings with respect to the 15 remaining contested states.  The Arbitration Panel ruled that six states (representing approximately 14.68% allocable share) – Indiana, Kentucky, Maryland, Missouri, New Mexico and Pennsylvania – had not diligently enforced their Qualifying Statutes in 2003.  At that time, RJR Tobacco estimated that as a result of these rulings, it was entitled to the maximum remaining amount with respect to its 2003 NPM Adjustment claim – approximately $266 million, plus interest and earnings.  All six states that were found “non-diligent” by the Arbitration Panel filed motions to vacate and/or modify the diligent enforcement rulings on the 2003 NPM Adjustment claim.  To date, only the state courts in Pennsylvania and Missouri have entered orders affecting the settlement payment calculations.  Both courts modified the judgment reduction method that had been adopted by the Arbitration Panel, the effect of which was to reduce RJR Tobacco’s recovery from these two states by a total of $75 million.  Similar motions filed by Maryland were denied by its state court.  The orders in Pennsylvania and Missouri have been appealed by RJR Tobacco and the other PMs.  On April 10, 2015, the intermediate appellate court in Pennsylvania upheld the trial court ruling modifying the judgment reduction method adopted by the Arbitration Panel.  RJR Tobacco is considering its appellate options.  Maryland is appealing the rulings on its motions.

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

During the first quarter of 2015, RJR Tobacco reviewed the status of the various challenges filed by the non-diligent states to certain rulings of the Arbitration Panel.  Two of the non-diligent states, Pennsylvania and Missouri, are no longer challenging the findings of non-diligence entered against them by the Arbitration Panel.  As a result, notwithstanding the orders entered by the trial courts in those two states that modified the judgment reduction method adopted by the Arbitration Panel to account for the partial settlement of certain NPM Adjustment claims and RJR Tobacco’s pending appeals of those rulings, a certain portion of the potential recovery from these two states is now certain and can be estimated.  Consequently, RJR Tobacco recognized $70 million as a reduction of cost of products sold in RAI’s condensed consolidated statement of income (unaudited) for the three months ended March 31, 2015.  Until such time as the various remaining state motions challenging the rulings of the Arbitration Panel have been resolved, including any necessary appeals, uncertainty exists as to the timing, process and amount of RJR Tobacco’s ultimate recovery with respect to its remaining share of the 2003 NPM Adjustment claim.  Due to the uncertainty over the final resolution of these additional challenges impacting the remaining amount of RJR Tobacco’s 2003 NPM Adjustment claim, no additional amounts resulting from the rulings of the Arbitration Panel for the remaining four non-diligent states have been recognized in RAI’s condensed consolidated financial statements (unaudited) as of March 31, 2015.

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

Based on the payment calculations of the Independent Auditor and the agreement described above regarding the 2007, 2008 and 2009 significant factor determinations, the Adjustment Requirements have been satisfied with respect to the NPM Adjustments for 2007, 2008 and 2009.  In addition, based on the payment calculations of the Independent Auditor and the agreement described above regarding the 2010, 2011 and 2012 significant factor determinations, the Adjustment Requirements have been satisfied with respect to the NPM Adjustment for 2010, 2011 and 2012.

The approximate maximum principal amounts of RJR Tobacco’s share of the disputed NPM Adjustments for the years 2004 through 2012, as currently calculated by the Independent Auditor, are as follows (the amounts shown below do not include the interest or earnings thereon to which RJR Tobacco believes it would be entitled under the MSA and do not reflect any reduction as a result of the Term Sheet described below):

Year for which NPM Adjustment calculated	2004	2005	2006	2007	2008	2009	2010	2011	2012
Year in which deduction for NPM Adjustment was taken	2007	2008	2009	2010	2011	2012	2013	2014	2015
RJR Tobacco’s approximate share of disputed NPM Adjustment (millions)	$562	$445	$419	$435	$468	$472	$470	$422	$429

In addition to the NPM Adjustment claims described above, RJR Tobacco has filed dispute notices with respect to its annual MSA payments relating to the NPM Adjustments potentially applicable to 2013 and 2014.  The amount at issue for those two years is approximately $888 million in the aggregate.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

As of March 31, 2015, six non-settling states have motions pending, in their respective MSA courts, to vacate and/or modify the Award.  The motions filed by Idaho and Colorado have been denied.

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

Antitrust Case

A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. As of March 31, 2015, all of the federal and state court cases on behalf of indirect purchasers had been dismissed.

In Smith v. Philip Morris Cos., Inc., a case filed in February 2000, and pending in District Court, Seward County, Kansas, the court granted class certification in November 2001, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, and the parent companies of the major U.S. cigarette manufacturers, including RJR, seeking to recover an unspecified amount in actual and punitive damages. The plaintiffs allege that the defendants participated in a conspiracy to fix or maintain the price of cigarettes sold in the United States. In an opinion dated March 23, 2012, the court granted summary judgment in favor of RJR Tobacco and B&W on the plaintiffs’ claims.  On July 18, 2014, the Court of Appeals of the State of Kansas affirmed the grant of summary judgment.  On August 18, 2014, the plaintiffs filed a petition for review with the Supreme Court of the State of Kansas.  A decision is pending.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

against RJR Tobacco and certain of its affiliates on November 3, 2000, August 6, 2001, and (as discussed in greater detail below) October 30, 2002, and against JTI on January 11, 2002.

•

JTI also has sought indemnification relating to a Statement of Claim filed on April 23, 2010, against JTI Macdonald Corp., referred to as JTI-MC, by the Ontario Flue-Cured Tobacco Growers’ Marketing Board, referred to as the Board, Andy J. Jacko, Brian Baswick, Ron Kichler, and Aprad Dobrenty, proceeding on their own behalf and on behalf of a putative class of Ontario tobacco producers that sold tobacco to JTI-MC during the period between January 1, 1986, and December 31, 1996, referred to as the Class Period, through the Board pursuant to certain agreements.  The Statement of Claim seeks recovery for damages allegedly incurred by the class representatives and the putative class for tobacco sales during the Class Period made at the contract price for duty free or export cigarettes with respect to cigarettes that, rather than being sold duty free or for export, purportedly were sold in Canada, which allegedly breached one or more of a series of contracts dated between June 4, 1986, and July 3, 1996.  A motion to dismiss on the basis of statute of limitations was denied.  An application requesting leave to appeal that decision was argued in January 2015.  A decision is pending.

•

Finally, JTI has advised RJR and RJR Tobacco of its view that, under the terms of the 1999 Purchase Agreement, RJR and RJR Tobacco are liable for a roughly $1.85 million judgment entered in 1998, plus interest and costs, in an action filed in Brazil by Lutz Hanneman, a former employee of a former RJR Tobacco subsidiary.  RJR and RJR Tobacco deny that they are liable for this judgment under the terms of the 1999 Purchase Agreement.

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

On April 23, 2014, a three judge panel of the Second Circuit issued a decision on the appeal, and on April 29, 2014, a corrected decision was issued.  The Second Circuit concluded that: (1) as pled, the RICO claims are within the scope of the RICO statute, and (2) the federal court does have subject matter jurisdiction over the state-law claims.  Accordingly, the three judge panel of the Second Circuit decided that the judgment of the district court should be vacated, and the case remanded to the district court for further proceedings.  On May 7, 2014, the defendants filed in the Second Circuit a petition for panel rehearing, or rehearing en banc, regarding the plaintiffs’ RICO claims.  On August 20, 2014, the three judge panel denied panel rehearing and issued an amended opinion which holds that a civil RICO cause of action extends to extraterritorial injuries.  The amended opinion adheres to the three judge panel’s April 23, 2014 ruling that the judgment of the district court should be vacated, and the case remanded to the district court for further proceedings.  On April 13, 2015, the Second Circuit denied rehearing en banc.  The defendants are considering appellate options.  It is expected that after remand, the district court will consider the remaining grounds for dismissal contained in the defendants’ February 15, 2010 motion to dismiss which have not previously been addressed by the district court or the Second Circuit.

FDA Litigation.  On February 25, 2011, RJR Tobacco, Lorillard, Inc., and Lorillard Tobacco Company jointly filed a lawsuit, Lorillard, Inc. v. U.S. Food and Drug Administration, in the U.S. District Court for the District of Columbia, challenging the composition of TPSAC which had been established by the FDA under the Family Smoking Prevention and Tobacco Control Act,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

referred to as the FDA Tobacco Act.  The complaint alleges that certain members of the TPSAC and certain members of its Constituents Subcommittee have financial and appearance conflicts of interest that are disqualifying under federal ethics law and regulations, and that the TPSAC is not “fairly balanced,” as required by the Federal Advisory Committee Act, referred to as FACA.  In March 2011, the plaintiffs filed an amended complaint, which added an additional claim, based on a nonpublic meeting of members of the TPSAC, in violation of the FACA.  The court granted the plaintiffs’ unopposed motion to file a second amended complaint adding a count addressing the FDA’s refusal to produce all documents generated by the TPSAC and its subcommittee in preparation of the menthol report.  On August 1, 2012, the court denied the FDA’s motion to dismiss.  The FDA filed its answer to the complaint on October 12, 2012.  The parties participated in a status conference on April 22, 2013, with Lorillard and RJR Tobacco filing an amended complaint the same day.  Briefing for summary judgment motions was completed on September 20, 2013.  On July 21, 2014, the court granted the plaintiffs’ summary judgment motions finding that three members of the TPSAC Committee had impermissible conflicts of interest.  As relief, the court ordered the FDA to reconstitute the committee in conformance with the law and enjoined the agency from using or relying on the TPSAC’s 2011 Menthol Report.  On September 18, 2014, the FDA appealed the decision to the U.S. Court of Appeals for the District of Columbia.  Briefing on the appeal will be completed in May 2015.

On April 14, 2015, RJR Tobacco, American Snuff Co., SFNTC, Philip Morris USA Inc., U.S. Smokeless Tobacco Company LLC, and Lorillard Tobacco Company jointly filed a lawsuit in the U.S. District Court for the District of Columbia challenging the FDA’s March 4, 2015 “guidance” document, “Guidance for Industry: Demonstrating the Substantial Equivalence of a New Tobacco Product: Responses to Frequently Asked Questions.”  The FDA’s guidance attempts to require the FDA’s prior approval for all changes to the label of a tobacco product that would render the product “distinct” and a “new tobacco product,” even though there is no change to the product itself.  Similarly, the FDA’s guidance claims that prior approval would also be required for changes in the quantity of products sold within a package.  The complaint alleges that the FDA’s guidance: is contrary to and exceeds the FDA’s authority under the Federal Food, Drug, and Cosmetic Act (“FDCA”); violates First Amendment rights because it restricts and chills protected commercial speech about tobacco products; and was issued under the guise of “guidance” to avoid the notice-and-comment rulemaking requirements of the Administrative Procedure Act and the FDCA and subsequent judicial review. The plaintiffs have requested that the court prevent the FDA from enforcing the guidance.  On April 3, 2015, RAI Services Company, on behalf of RAI’s above-mentioned operating companies, also filed comments with the FDA, explaining the reasons why the companies disagree with the guidance.

For a detailed description of the FDA Tobacco Act, see “— Governmental Activity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part I, Item 2.

Smokeless Tobacco Litigation

As of March 31, 2015, American Snuff Co. was a defendant in six actions brought by individual plaintiffs in West Virginia state court seeking damages in connection with personal injuries allegedly sustained as a result of the usage of American Snuff Co.’s smokeless tobacco products. These actions are pending before the same West Virginia court as the above-described smoker cases against RJR Tobacco, B&W, as RJR Tobacco’s indemnitee, or both.  Pursuant to the court’s December 3, 2001 order, the smokeless tobacco claims and defendants remain severed, and there has been no activity in these cases for the last 14 years.  The plaintiffs have recently sought to resurrect those claims as described above in “— Litigation Affecting the Cigarette Industry – West Virginia IPIC.”  The defendants will assert various defenses to these claims including that they have been abandoned by years of inaction.

Pursuant to a second amended complaint filed in September 2006, American Snuff Co. was a defendant in Vassallo v. United States Tobacco Company, pending in the Eleventh Circuit Court in Miami-Dade County, Florida. The individual plaintiff alleges that he sustained personal injuries, including addiction and cancer, as a result of his use of smokeless tobacco products, allegedly including products manufactured by American Snuff Co. The plaintiff seeks unspecified compensatory and consequential damages in an amount greater than $15,000. There is no punitive damages demand in this case, though the plaintiff retains the right to seek leave of court to add such a demand later. In April 2015, American Snuff Co. and the plaintiff resolved the case through the “offer of judgment” process described above in “— Litigation Affecting the Cigarette Industry.”

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

RAI’s operating subsidiaries recorded the FETRA assessment on a quarterly basis as cost of goods sold. RAI’s operating subsidiaries’ overall share of the buyout approximated $2.5 billion prior to the deduction of permitted offsets under the MSA. RAI’s operating subsidiaries’ expense under FETRA for the three months ended March 31, 2014 was $55 million.

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

The parties filed their findings of fact and conclusions of law on February 4, 2011.  On February 25, 2013, the district court dismissed the case with prejudice.  On March 8, 2013, the plaintiffs filed a notice of appeal.  On August 4, 2014, the Fourth Circuit Court of Appeals, referred to as Fourth Circuit, reversed, holding that the district court applied the wrong standard when it held that the defendants did not cause any loss to the plan and remanded the case back to the district court to apply the correct standard.  On September 2, 2014, the Fourth Circuit denied the defendants’ request for rehearing en banc.    The mandate from the Fourth Circuit was issued on October 1, 2014.  On November 19, 2014, the district court held a hearing and ordered briefing on various issues that remain pending on remand, with briefs due on various dates in January and February 2015.  On December 1, 2014, the defendants filed a petition for writ of certiorari with the U.S. Supreme Court.  Briefing on the defendants’ petition for writ of certiorari to the Supreme Court has been completed, and on March 9, 2015, the U.S. Supreme Court invited the Solicitor General of the United States to express the views of the United States with respect to the defendants’ petition for writ of certiorari.  The Solicitor General might file his brief as early as late spring.  Depending on when that brief is filed, the Supreme Court could rule on the defendants’ petition in June or early fall.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Shareholder Cases

Delaware.   In the third quarter of 2014, Lorillard, the members of Lorillard’s board of directors, RAI and BAT were named as defendants in 11 putative class action lawsuits brought in the Delaware Court of Chancery by Lorillard shareholders challenging the proposed Merger with RAI, referred to as the Delaware Actions.  The complaints generally allege, among other things, that the members of the Lorillard board of directors breached their fiduciary duties to Lorillard shareholders by authorizing the proposed merger of Lorillard with RAI.  The complaints also allege that RAI and BAT aided and abetted the breaches of fiduciary duties allegedly committed by the members of the Lorillard board of directors.  On November 25, 2014, the court granted a motion for consolidation of the lawsuits into a single action captioned In re Lorillard, Inc. Stockholders Litigation, and for appointment of lead plaintiffs and lead counsel. On December 11, 2014, the lead plaintiffs filed a motion for a preliminary injunction and a motion to expedite.

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

North Carolina.  RAI, the members of the RAI board of directors and BAT have been named as defendants in a putative class action lawsuit captioned Corwin v. British American Tobacco PLC, et al., brought in North Carolina state court, referred to as the North Carolina Action, by a person identifying himself as a shareholder of RAI.  The North Carolina Action was initiated on August 8, 2014, and an amended complaint was filed on November 7, 2014.  The amended complaint generally alleges, among other things, that the members of the RAI board of directors breached their fiduciary duties to RAI shareholders by approving the Share Purchase and the sharing of technology with BAT.  The amended complaint also alleges that there were various conflicts of interest in the transaction, and that RAI aided and abetted the alleged breaches of fiduciary duties by its board of directors.  The North Carolina Action seeks injunctive relief, damages and reimbursement of costs, among other remedies.  On December 5 and December 8, 2014, all defendants filed motions to dismiss and to stay discovery until the motion to dismiss is decided.  On January 2, 2015, the plaintiff in the North Carolina Action filed a motion for a preliminary injunction seeking to enjoin temporarily the RAI shareholder meeting

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

and votes scheduled for January 28, 2015.  RAI and the RAI board of directors timely opposed that motion prior to a hearing that was scheduled to occur on January 16, 2015.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 11 — Shareholders’ Equity

	Common Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of December 31, 2014	$—	$6,200	$(1,314)	$(364)	$4,522
Net income	—	—	389	—	389
Retirement benefits, net of $4 million tax benefit	—	—	—	(6)	(6)
Cumulative translation adjustment and other, net of $12 million tax benefit	—	—	—	(27)	(27)
Dividends - $0.67 per share	—	—	(359)	—	(359)
Common stock repurchased	—	(32)	—	—	(32)
Equity incentive award plan and stock-based compensation	—	18	—	—	18
Excess tax benefit on stock-based compensation plans	—	14	—	—	14
Balance as of March 31, 2015	$—	$6,200	$(1,284)	$(397)	$4,519

	Common Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of December 31, 2013	$—	$6,571	$(1,348)	$(56)	$5,167
Net income	—	—	363	—	363
Retirement benefits, net of $4 million tax benefit	—	—	—	(6)	(6)
Unrealized gain on long-term investments, net of $1 million tax expense	—	—	—	1	1
Cumulative translation adjustment and other, net of tax	—	—	—	1	1
Dividends - $0.67 per share	—	—	(362)	—	(362)
Common stock repurchased	—	(173)	—	—	(173)
Equity incentive award plan and stock-based compensation	—	12	—	—	12
Excess tax benefit on stock-based compensation plans	—	10	—	—	10
Balance as of March 31, 2014	$—	$6,420	$(1,347)	$(60)	$5,013

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2015, were as follows:

	Retirement Benefits	Unrealized Gain (Loss) on Long-Term Investments	Realized Loss on Hedging Instruments	Cumulative Translation Adjustment and Other	Total
Balance as of December 31, 2014	$(294)	$(14)	$(12)	$(44)	$(364)
Other comprehensive income (loss) before reclassifications	—	—	—	(27)	(27)
Amounts reclassified from accumulated other comprehensive income (loss)	(6)	—	—	—	(6)
Net current-period other comprehensive income (loss)	(6)	—	—	(27)	(33)
Balance as of March 31, 2015	$(300)	$(14)	$(12)	$(71)	$(397)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The components of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2014, were as follows:

	Retirement Benefits	Unrealized Gain (Loss) on Long-Term Investments	Realized Loss on Hedging Instruments	Cumulative Translation Adjustment and Other	Total
Balance as of December 31, 2013	$(17)	$(16)	$(13)	$(10)	$(56)
Other comprehensive income (loss) before reclassifications	—	1	—	1	2
Amounts reclassified from accumulated other comprehensive income (loss)	(6)	—	—	—	(6)
Net current-period other comprehensive income (loss)	(6)	1	—	1	(4)
Balance as of March 31, 2014	$(23)	$(15)	$(13)	$(9)	$(60)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidated statement of income (unaudited) for the three months ended March 31, were as follows:

Components	Amounts Reclassified		Affected Line Item
	2015	2014
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$(5)	$(5)	Cost of products sold
Amortization of prior service costs	(5)	(5)	Selling, general and administrative expenses
	(10)	(10)
Deferred taxes	4	4	Provision for income taxes
Total reclassifications	$(6)	$(6)	Net income

Share Repurchases and Other

Restricted stock units granted in March 2012 under the 2009 Omnibus Incentive Compensation Plan, referred to as the Omnibus Plan, vested in March 2015 and were settled with the issuance of 1,153,766 shares of RAI common stock. In addition, during the first three months of 2015, at a cost of $32 million, RAI purchased 424,145 shares that were forfeited and cancelled with respect to tax liabilities associated with restricted stock units vesting under the Omnibus Plan.

On February 5, 2015, RAI’s board of directors declared a quarterly cash dividend of $0.67 per common share, or $2.68 on an annualized basis, to shareholders of record as of March 10, 2015.

Note 12 — Stock Plans

In February 2015, the board of directors of RAI approved a grant to key employees of RAI and its subsidiaries, effective March 2, 2015, of 693,090 nonvested restricted stock units under the Omnibus Plan. The restricted stock units generally will vest on March 2, 2018. Upon settlement, each grantee will receive a number of shares of RAI’s common stock equal to the product of the number of vested units and a percentage up to 150% based on the average RAI annual incentive award plan score over the three-year period ending December 31, 2017.

As an equity-based grant, compensation expense relating to the 2015 grant under the Omnibus Plan will take into account the vesting period lapsed and will be calculated based on the per share closing price of RAI common stock on the date of grant, or $75.88. Following the vesting date, each grantee will receive a cash dividend equivalent payment equal to the aggregate amount of dividends per share paid on shares of RAI common stock during the performance period multiplied by the actual number of restricted stock units earned by the grantee.  If RAI fails to pay its shareholders cumulative dividends of at least $8.04 per share for the three-year performance period ending December 31, 2017, then each award will be reduced by an amount equal to three times the percentage of the dividend underpayment, up to a maximum reduction of 50%.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

As an equity-based grant, compensation expense relating to this 2014 grant under the Omnibus Plan will take into account the vesting period lapsed and will be calculated based on the per share closing price of RAI common stock as of the end of each quarter, which was $68.91 as of March 31, 2015.  Following the vesting date, the grantee will receive a cash dividend equivalent payment equal to the aggregate amount of dividends per share paid on shares of RAI common stock during the performance period multiplied by the actual number of restricted stock units earned by the grantee.  If RAI fails to pay its shareholders cumulative dividends of at least $2.68 per share for the one-year performance period ending April 30, 2015, then the award will be reduced by an amount equal to three times the percentage of the dividend underpayment, up to a maximum reduction of 50%.

Note 13 — Segment Information

RAI’s reportable operating segments are RJR Tobacco, American Snuff and Santa Fe. The RJR Tobacco segment consists principally of the primary operations of R. J. Reynolds Tobacco Company, the second largest tobacco company in the United States. The American Snuff segment consists of the primary operations of American Snuff Co. The Santa Fe segment consists of the domestic operations of SFNTC. Included in All Other, among other RAI subsidiaries, are RJR Vapor, Niconovum USA, Inc., Niconovum AB, SFRTI and various foreign subsidiaries affiliated with SFRTI. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.

RJR Tobacco is RAI’s largest reportable operating segment, and its brands include two of the best-selling cigarettes in the United States: CAMEL and PALL MALL. These brands, and its other brands, including WINSTON, KOOL, DORAL, SALEM, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. As part of its total tobacco strategy, RJR Tobacco offers a smoke-free tobacco product, CAMEL SNUS, and REVO, a cigarette which utilizes heat-not-burn technology. RJR Tobacco manages contract manufacturing of cigarette and tobacco products through arrangements with BAT affiliates, and manages the export of tobacco products to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases. RJR Tobacco also manages the super-premium cigarette brands, DUNHILL and STATE EXPRESS 555, which are licensed from BAT.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Segment Data:

	For the Three Months Ended March 31,
	2015	2014
Net sales:
RJR Tobacco	$1,608	$1,563
American Snuff	201	184
Santa Fe	171	135
All Other	77	53
Consolidated net sales	$2,057	$1,935
Operating income (loss):
RJR Tobacco(1)	$588	$482
American Snuff	118	102
Santa Fe	92	65
All Other	(61)	(39)
Corporate expense	(44)	(20)
Consolidated operating income	$693	$590
Reconciliation to income from continuing operations before income taxes:
Consolidated operating income(1)	$693	$590
Interest and debt expense	91	59
Interest income	(1)	(1)
Other (income) expense, net	(17)	1
Income from continuing operations before income taxes	$620	$531

(1)	The three months ended March 31, 2015, includes a $70 million reduction in cost of goods sold associated with the 2003 NPM Adjustment claim, see “— Cost of Products Sold” in note 1.

Note 14 — Related Party Transactions

RAI and RAI’s operating subsidiaries engage in transactions with affiliates of BAT, which owns approximately 42% of RAI’s outstanding common stock. A summary of balances and transactions with such BAT affiliates is as follows:

Balances:

	March 31, 2015	December 31, 2014
Accounts receivable, related party	$56	$41
Due to related party	1	1
Deferred revenue, related party	23	32

Significant transactions:

	For the Three Months Ended March 31,
	2015	2014
Net sales	$82	$86
Purchases	2	9
RAI common stock purchases from B&W	—	41
Capsule royalty income	—	3

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

RJR Tobacco sells contract-manufactured cigarettes, tobacco leaf and processed tobacco to BAT affiliates. In December 2012, RJR Tobacco entered into an amendment to its contract manufacturing agreement with a BAT affiliate, which amendment, among other things, requires either party to provide three years’ notice to the other party to terminate the agreement without cause, with any such notice to be given no earlier than January 1, 2016. Net sales to BAT affiliates, primarily cigarettes, represented approximately 4% of RAI’s total net sales during the three months ended March 31, 2015 and 2014.

RJR Tobacco recorded deferred sales revenue relating to leaf sold to BAT affiliates that had not been delivered as of the end of the respective quarter, given that RJR Tobacco has a legal right to bill the BAT affiliates. Leaf sales revenue to BAT affiliates is recognized when the product is shipped to the customer. RJR Tobacco recorded royalty income from the license of capsule technology to BAT affiliates which ended in 2014.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2015
Net sales	$—	$1,999	$68	$(92)	$1,975
Net sales, related party	—	82	—	—	82
Net sales	—	2,081	68	(92)	2,057
Cost of products sold	—	869	70	(89)	850
Selling, general and administrative expenses	19	425	67	—	511
Amortization expense	—	3	—	—	3
Operating income (loss)	(19)	784	(69)	(3)	693
Interest and debt expense	91	17	2	(19)	91
Interest income	(19)	(1)	—	19	(1)
Other (income) expense, net	1	(10)	(19)	11	(17)
Income (loss) before income taxes	(92)	778	(52)	(14)	620
Provision for (benefit from) income taxes	(27)	281	(23)	—	231
Equity income (loss) from subsidiaries	454	20	—	(474)	—
Net income (loss)	$389	$517	$(29)	$(488)	$389

For the Three Months Ended March 31, 2014
Net sales	$—	$1,814	$43	$(8)	$1,849
Net sales, related party	—	86	—	—	86
Net sales	—	1,900	43	(8)	1,935
Cost of products sold	—	905	33	(8)	930
Selling, general and administrative expenses	3	357	53	—	413
Amortization expense	—	2	—	—	2
Operating income (loss)	(3)	636	(43)	—	590
Interest and debt expense	59	23	1	(24)	59
Interest income	(24)	(1)	—	24	(1)
Other (income) expense, net	2	(11)	(1)	11	1
Income (loss) from continuing operations before income taxes	(40)	625	(43)	(11)	531
Provision for (benefit from) income taxes	(14)	223	(16)	—	193
Equity income (loss) from subsidiaries	389	6	—	(395)	—
Income (loss) from continuing operations	363	408	(27)	(406)	338
Income from discontinued operations	—	25	—	—	25
Net income (loss)	$363	$433	$(27)	$(406)	$363

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Comprehensive Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2015
Net income (loss)	$389	$517	$(29)	$(488)	$389
Other comprehensive income (loss), net of tax:
Retirement benefits	(6)	(6)	—	6	(6)
Cumulative translation adjustment and other	(27)	(27)	(40)	67	(27)
Comprehensive income (loss)	$356	$484	$(69)	$(415)	$356

For the Three Months Ended March 31, 2014
Net income (loss)	$363	$433	$(27)	$(406)	$363
Other comprehensive income (loss), net of tax:
Retirement benefits	(6)	(6)	—	6	(6)
Unrealized gain on long-term investments	1	1	—	(1)	1
Cumulative translation adjustment and other	1	1	—	(1)	1
Comprehensive income (loss)	$359	$429	$(27)	$(402)	$359

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the three months ended March 31, 2015, were as follows:

Components	Amounts Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(5)	$—	$—	$(5)	Cost of products sold
Amortization of prior service costs	—	(5)	—	—	(5)	Selling, general and administrative expenses
	—	(10)	—	—	(10)
Deferred taxes	—	4	—	—	4	Provision for income taxes
Defined benefit pension and postretirement plans	(6)	—	—	6	—	Equity income (loss) from subsidiaries
Total reclassifications	$(6)	$(6)	$—	$6	$(6)	Net income (loss)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the three months ended March 31, 2014, were as follows:

Components	Amounts Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(5)	$—	$—	$(5)	Cost of products sold
Amortization of prior service costs	—	(5)	—	—	(5)	Selling, general and administrative expenses
	—	(10)	—	—	(10)
Deferred taxes	—	4	—	—	4	Provision for income taxes
Defined benefit pension and postretirement plans	(6)	—	—	6	—	Equity income (loss) from subsidiaries
Total reclassifications	$(6)	$(6)	$—	$6	$(6)	Net income (loss)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2015
Cash flows from (used in) operating activities	$480	$1,091	$2	$(493)	$1,080
Cash flows from (used in) investing activities:
Capital expenditures	—	(28)	(1)	3	(26)
Return of intercompany investments	185	—	—	(185)	—
Other, net	—	12	—	(11)	1
Net cash flows from (used in) investing activities	185	(16)	(1)	(193)	(25)
Cash flows from (used in) financing activities:
Dividends paid on common stock	(356)	(479)	—	479	(356)
Repurchase of common stock	(32)	—	—	—	(32)
Principal borrowings under revolving credit facility	300	—	—	—	300
Repayments under revolving credit facility	(300)	—	—	—	(300)
Excess tax benefit on stock-based compensation plans	14	—	—	—	14
Dividends paid on preferred stock	(11)	—	—	11	—
Other, net	(11)	(205)	20	196	—
Net cash flows from (used in) financing activities	(396)	(684)	20	686	(374)
Effect of exchange rate changes on cash and cash equivalents	—	—	(32)	—	(32)
Net change in cash and cash equivalents	269	391	(11)	—	649
Cash and cash equivalents at beginning of period	102	469	395	—	966
Cash and cash equivalents at end of period	$371	$860	$384	$—	$1,615

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2014
Cash flows from (used in) operating activities	$474	$893	$(17)	$(438)	$912
Cash flows from (used in) investing activities:
Capital expenditures	—	(20)	(38)	3	(55)
Contributions to intercompany investments	(32)	—	—	32	—
Other, net	(7)	12	(31)	(4)	(30)
Net cash flows from (used in) investing activities	(39)	(8)	(69)	31	(85)
Cash flows from (used in) financing activities:
Dividends paid on common stock	(339)	(424)	—	424	(339)
Repurchase of common stock	(173)	—	—	—	(173)
Excess tax benefit on stock-based compensation	10	—	—	—	10
Dividends paid on preferred stock	(11)	—	—	11	—
Receipt of equity	—	—	32	(32)	—
Other, net	(11)	(100)	107	4	—
Net cash flows from (used in) financing activities	(524)	(524)	139	407	(502)
Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1
Net change in cash and cash equivalents	(89)	361	54	—	326
Cash and cash equivalents at beginning of period	444	696	360	—	1,500
Cash and cash equivalents at end of period	$355	$1,057	$414	$—	$1,826

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
March 31, 2015
Assets
Cash and cash equivalents	$371	$860	$384	$—	$1,615
Accounts receivable	—	71	47	—	118
Accounts receivable, related party	—	56	—	—	56
Other receivables	105	53	4	(150)	12
Inventories	—	1,160	113	(5)	1,268
Deferred income taxes, net	14	681	9	—	704
Other current assets	21	191	4	—	216
Total current assets	511	3,072	561	(155)	3,989
Property, plant and equipment, net	3	1,169	30	—	1,202
Trademarks and other intangible assets, net	—	2,414	4	—	2,418
Goodwill	—	7,999	16	—	8,015
Long-term intercompany notes receivable	1,593	180	—	(1,773)	—
Investment in subsidiaries	8,305	431	—	(8,736)	—
Other assets and deferred charges	102	174	22	(72)	226
Total assets	$10,514	$15,439	$633	$(10,736)	$15,850
Liabilities and shareholders’ equity
Accounts payable	$2	$105	$19	$—	$126
Tobacco settlement accruals	—	2,216	—	—	2,216
Due to related party	—	1	—	—	1
Deferred revenue, related party	—	23	—	—	23
Current maturities of long-term debt	450	—	—	—	450
Dividends payable on common stock	356	—	—	—	356
Other current liabilities	292	805	109	(153)	1,053
Total current liabilities	1,100	3,150	128	(153)	4,225
Long-term intercompany notes payable	180	1,280	313	(1,773)	—
Long-term debt (less current maturities)	4,629	—	—	—	4,629
Deferred income taxes, net	—	465	—	(68)	397
Long-term retirement benefits (less current portion)	57	1,905	11	—	1,973
Other noncurrent liabilities	29	78	—	—	107
Shareholders’ equity	4,519	8,561	181	(8,742)	4,519
Total liabilities and shareholders’ equity	$10,514	$15,439	$633	$(10,736)	$15,850

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
December 31, 2014
Assets
Cash and cash equivalents	$102	$469	$395	$—	$966
Accounts receivable	—	74	42	—	116
Accounts receivable, related party	—	41	—	—	41
Other receivables	70	1,199	10	(1,267)	12
Inventories	—	1,198	85	(2)	1,281
Deferred income taxes, net	5	688	10	—	703
Other current assets	50	151	1	2	204
Total current assets	227	3,820	543	(1,267)	3,323
Property, plant and equipment, net	3	1,170	30	—	1,203
Trademarks and other intangible assets, net	—	2,417	4	—	2,421
Goodwill	—	7,999	17	—	8,016
Long-term intercompany notes receivable	1,593	190	—	(1,783)	—
Investment in subsidiaries	9,598	450	—	(10,048)	—
Other assets and deferred charges	101	180	23	(71)	233
Total assets	$11,522	$16,226	$617	$(13,169)	$15,196
Liabilities and shareholders’ equity
Accounts payable	$1	$128	$13	$—	$142
Tobacco settlement accruals	—	1,819	—	—	1,819
Due to related party	—	1	—	—	1
Deferred revenue, related party	—	32	—	—	32
Current maturities of long-term debt	450	—	—	—	450
Dividends payable on common stock	356	—	—	—	356
Other current liabilities	1,280	682	51	(1,269)	744
Total current liabilities	2,087	2,662	64	(1,269)	3,544
Long-term intercompany notes payable	190	1,300	293	(1,783)	—
Long-term debt (less current maturities)	4,633	—	—	—	4,633
Deferred income taxes, net	—	450	—	(67)	383
Long-term retirement benefits (less current portion)	57	1,930	10	—	1,997
Other noncurrent liabilities	33	83	1	—	117
Shareholders’ equity	4,522	9,801	249	(10,050)	4,522
Total liabilities and shareholders’ equity	$11,522	$16,226	$617	$(13,169)	$15,196

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of RAI’s business, initiatives, critical accounting estimates and its consolidated results of operations and financial position. Following the overview and discussion of business initiatives, the critical accounting estimates disclose certain accounting estimates that are material to RAI’s results of operations and financial position for the periods presented in this report. The discussion and analysis of RAI’s results of operations compares the first quarter of 2015 with the first quarter of 2014. Disclosures related to liquidity and financial position complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial position and results of operations in conjunction with the financial information included in the condensed consolidated financial statements (unaudited).

Overview and Business Initiatives

RAI’s reportable operating segments are RJR Tobacco, American Snuff and Santa Fe. The RJR Tobacco segment consists principally of the primary operations of R. J. Reynolds Tobacco Company, the second largest tobacco company in the United States. The American Snuff segment consists of the primary operations of American Snuff Co. The Santa Fe segment consists of the domestic operations of SFNTC. Included in All Other, among other RAI subsidiaries, are RJR Vapor, Niconovum USA, Inc., Niconovum AB, SFRTI and various foreign subsidiaries affiliated with SFRTI. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.

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

RJR Tobacco is RAI’s largest reportable operating segment, and its brands include two of the best-selling cigarettes in the United States: CAMEL and PALL MALL. These brands, and its other brands, including WINSTON, KOOL, DORAL, SALEM, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. As part of its total tobacco strategy, RJR Tobacco offers a smoke-free tobacco product, CAMEL SNUS.  RJR Tobacco manages contract manufacturing of cigarettes and tobacco products through arrangements with BAT affiliates, and manages the export of tobacco products to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases. RJR Tobacco also manages the super-premium cigarette brands, DUNHILL and STATE EXPRESS 555, which are licensed from BAT.

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

RJR Tobacco’s portfolio also includes CAMEL SNUS, a smoke-free, heat-treated tobacco product sold in individual pouches that provides convenient tobacco consumption.  RJR Tobacco also recently introduced the REVO cigarette, which utilizes heat-not-burn technology.

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

In contrast to the declining U.S. cigarette market, U.S. moist snuff retail volumes grew approximately 1% in the first three months of 2015. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both.

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

All Other

RJR Vapor is the manufacturer and marketer of VUSE Digital Vapor Cigarette. The national expansion of VUSE began in 2014, and was completed in early 2015. VUSE is now the top-selling vapor product in convenience/gas stores, and its innovative digital technology is designed to deliver a consistent flavor and vapor experience.

Niconovum USA, Inc. was in lead markets in Iowa and Nebraska with ZONNIC, a nicotine replacement therapy gum, until September 2014, when it began its national expansion.  ZONNIC is available in many retail outlets across the United States.  Niconovum AB is a marketer of nicotine replacement therapy products in Sweden under the ZONNIC brand name.

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

On July 15, 2014, RAI entered into the Asset Purchase Agreement with Imperial and Imperial Sub, pursuant to which Imperial Sub agreed to purchase the cigarette brands WINSTON, KOOL and SALEM (and, under certain circumstances, DORAL) owned by RAI subsidiaries, the cigarette brand Maverick and “e-vapor” brand blu (including SKYCIG) owned by Lorillard subsidiaries, and other assets, and agreed to assume certain liabilities for a total consideration of approximately $7.1 billion. The closing of the Divestiture is conditioned upon, among other things, RAI’s completion of the Merger, and the approval of the Divestiture by Imperial’s shareholders, which occurred on January 28, 2015. The Merger is not conditioned upon the completion of the Divestiture.

In connection with these agreements, on July 15, 2014, BAT, RAI’s largest shareholder, and RAI entered into the Subscription Agreement, pursuant to which BAT, directly or indirectly through one or more of its wholly owned subsidiaries, will subscribe for and purchase, at a price of approximately $4.7 billion in the aggregate, shares of RAI common stock sufficient to maintain BAT’s approximately 42% beneficial ownership in RAI. BAT also has agreed to vote and cause its applicable subsidiaries to vote (including by written consent) against any action or agreement that would reasonably be expected to materially impede, interfere with or prevent the Share Issuance and any of the other transactions contemplated by the Merger Agreement, the Subscription Agreement or the Asset Purchase Agreement.  The Merger is not conditioned upon the completion of the Share Purchase.

The Proposed Transactions are subject to customary closing conditions, including shareholder and regulatory approvals. On January 28, 2015, RAI’s shareholders approved the Share Issuance and Lorillard’s shareholders approved the Merger Agreement. As a result, all required shareholder approvals related to the Proposed Transactions have been obtained. The Merger Agreement contains certain other termination rights for each of RAI and Lorillard, including the right of each party to terminate the Merger Agreement if the Merger has not been completed by July 15, 2015, subject to an automatic six-month extension if, on July 15, 2015, the Merger has not yet received antitrust approval or certain specified legal restraints are in place but all other closing conditions have been satisfied.

In addition, on September 23, 2014, RAI entered into the Bridge Facility with the Lenders to provide a 364-day senior unsecured term loan bridge facility in an aggregate principal amount of up to $9 billion (subject to the satisfaction or waiver of the conditions stated therein). RAI currently intends to finance the cash portion of the Merger Consideration and related fees and expenses with available cash, up to $500 million in borrowings under its existing revolving credit facility, proceeds from the issuance of debt securities, proceeds from the Divestiture and Share Purchase and, to the extent necessary, borrowings under the Bridge Facility. RAI has announced its intention to pursue financing that would replace or supplement financing available under the Bridge Facility. For additional information on the Bridge Facility, see note 9 to condensed consolidated financial statements (unaudited).

There are a number of risks and uncertainties associated with the Proposed Transactions. For more information, see “— Cautionary Information Regarding Forward-Looking Statements” below, and the Joint Proxy Statement/Prospectus, contained in the Registration Statement on Form S-4 that was declared effective by the SEC on December 22, 2014.

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

RJR Tobacco, American Snuff Co. or their affiliates, including RAI, and indemnitees, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions.

RAI and its subsidiaries believe that they have valid bases for appeal of adverse verdicts in their pending cases and believe they have valid defenses to all actions and intend to defend all actions vigorously. RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, or the loss of any particular claim concerning the use of smokeless tobacco products against American Snuff Co., when viewed on an individual case-by-case basis, is not probable or estimable, except for certain Engle Progeny cases described in “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in note 10 to condensed consolidated financial statements (unaudited).

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

Actuarial gains or losses are changes in the amount of either the benefit obligation or the fair value of plan assets resulting from experience different from that assumed or from changes in assumptions. RAI immediately recognizes actuarial gains and losses in its operating results in the year in which they occur, to the extent the gains and losses are outside the corridor. Actuarial gains and losses outside the corridor are recognized annually as of December 31, or when a plan is remeasured during an interim period, and are recorded as an MTM adjustment. Additionally, for the purpose of calculating the expected return on plan assets, RAI uses the actual fair value of plan assets.

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

Goodwill, trademarks and other intangible assets are tested more frequently if events and circumstances indicate that the asset might be impaired. The carrying value of these intangible assets could be impaired if a significant adverse change in the use, life, or brand strategy of the asset is determined, or if a significant adverse change in the legal and regulatory environment, business or competitive climate occurs that would adversely impact the asset. For information related to intangible assets, see note 4 to condensed consolidated financial statements (unaudited).

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

Recently Issued Accounting Pronouncements

For information relating to recently issued accounting pronouncements, see note 1 to condensed consolidated financial statements (unaudited).

Results of Operations

	For the Three Months Ended March 31,
	2015	2014	% Change
Net sales(1):
RJR Tobacco	$1,608	$1,563	2.9%
American Snuff	201	184	9.2%
Santa Fe	171	135	26.7%
All Other	77	53	45.3%
Net sales	2,057	1,935	6.3%
Cost of products sold(1)(2)	850	930	(8.6)%
Selling, general and administrative expenses	511	413	23.7%
Amortization expense	3	2	50.0%
Operating income (loss):
RJR Tobacco	588	482	22.0%
American Snuff	118	102	15.7%
Santa Fe	92	65	41.5%
All Other	(61)	(39)	56.4%
Corporate expense	(44)	(20)	NM(3)
Operating income	$693	$590	17.5%

(1)	Excludes excise taxes of:

	For the Three Months Ended March 31,
	2015	2014
RJR Tobacco	$702	$719
American Snuff	13	13
Santa Fe	53	44
All Other	72	70
	$840	$846

(2)	See below for further information related to the State Settlement Agreements, FDA user fees and federal tobacco quota buyout included in cost of products sold.
(3)	Percentage of change not meaningful.

In the following discussion, the amounts presented in the operating companies’ shipment volume and share tables are rounded on an individual basis and, accordingly, may not sum in the aggregate. Percentages are calculated on unrounded numbers.

RJR Tobacco

Net Sales

Domestic cigarette shipment volume, in billions of units for RJR Tobacco and the industry, was as follows:

	For the Three Months Ended March 31,
	2015	2014	% Change
RJR Tobacco:
Growth brands:
CAMEL	4.9	4.9	(0.3)%
PALL MALL	4.8	4.8	(0.9)%
	9.7	9.7	(0.6)%
Other	4.3	4.6	(6.3)%
Total RJR Tobacco domestic cigarette shipment volume	13.9	14.3	(2.4)%
Total premium	8.2	8.4	(2.0)%
Total value	5.8	5.9	(3.0)%
Premium/total mix	58.7%	58.4%
Industry(1):
Premium	44.1	43.5	1.4%
Value	17.2	17.5	(1.9)%
Total industry domestic cigarette shipment volume	61.3	61.0	0.5%
Premium/total mix	72.0%	71.3%

(1)	Based on information from Management Science Associates, Inc., referred to as MSAi.

RJR Tobacco’s net sales are dependent upon its cigarette shipment volume in a declining market, premium versus value-brand mix and list pricing, offset by promotional spending, trade incentives and federal excise taxes.

RJR Tobacco’s net sales for the three months ended March 31, 2015, increased compared with the prior-year quarter, primarily due to higher net pricing of $99 million, partially offset by $43 million attributable to lower domestic cigarette volume and unfavorable product mix.

Market Share

The shares of RJR Tobacco’s cigarette brands as a percentage of total share of U.S. retail cigarette sales, based on data collected by SymphonyIRI Group, Inc. and Capstone Research Inc., collectively referred to as IRI/Capstone, and processed and managed by MSAi(1)(2), were as follows:

	For the Three Months Ended
	March 31, 2015	December 31, 2014	Share Point Change	March 31, 2014	Share Point Change
Growth brands:
CAMEL	10.1%	10.3%	(0.2)	10.0%	0.1
PALL MALL	9.3%	9.3%	—	9.4%	(0.1)
Total growth brands	19.4%	19.7%	(0.3)	19.4%	—
Other	6.7%	6.8%	(0.1)	7.2%	(0.5)
Total RJR Tobacco domestic cigarette retail share of market	26.1%	26.4%	(0.3)	26.6%	(0.5)

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

(2)  As disclosed during 2014, retail share results are based on a revised, IRI/Capstone model which measures retail share in stores representing trade channels where the majority of tobacco industry products are sold and resource investments are made. Retail share results reported by the IRI/Capstone model cannot be meaningfully compared to previously reported share results provided by the previous model. In the second quarter of 2014, at the request of RJR Tobacco, the IRI/Capstone model was revised to better reflect retail sales through these trade channels. All data reflects this revision.

The retail share of market of CAMEL, at 10.1 share points, was up 0.1 share points compared with the prior-year quarter in the highly competitive U.S. cigarette category.

CAMEL’s cigarette market share continued to be favorably impacted by its innovative capsule technology offered in CAMEL Crush and CAMEL menthol styles. CAMEL Crush styles provide adult smokers the choice of switching from non-menthol to menthol. CAMEL menthol styles allow adult smokers to choose the level of menthol flavor on demand. CAMEL’s first quarter of 2015 menthol market share, including CAMEL Crush styles, increased 0.2 share points from the first quarter of 2014 to 4.3 percent. CAMEL SNUS, a smoke-free tobacco product, continues to lead the U.S. snus category with a market share of approximately 80%. CAMEL White was introduced in 21 western states beginning in late March and is available in mellow and menthol styles. In addition, REVO, a heat-not-burn cigarette, was introduced into Wisconsin in late March.

PALL MALL, a product that offers a high quality, longer-lasting cigarette at a value price, continues to attract interest from adult tobacco consumers. PALL MALL’s first-quarter market share of 9.3% was down 0.1 share points compared with the prior-year quarter due to continued competitive pressure.

The combined share of market of RJR Tobacco’s growth brands during the first quarter of 2015 was stable compared with the same period in 2014. RJR Tobacco’s total cigarette market share was down slightly from the prior-year quarter, primarily driven by decreases in the company’s support and non-support brands, consistent with its strategy of focusing on growth brands.

Operating Income

RJR Tobacco’s operating income for the three-month period ended March 31, 2015, was favorably impacted by higher cigarette pricing, the expiration in 2014 of the federal tobacco quota buyout and the 2003 NPM Adjustment claim, offset by expenses associated with Engle Progeny litigation and other litigation.

RJR Tobacco’s expenses under the State Settlement Agreements, FDA user fees and federal tobacco quota buyout included in cost of products sold were:

	For the Three Months Ended March 31,
	2015	2014
State Settlement Agreements	$365	$433
FDA user fees	32	32
Federal tobacco quota buyout	—	51

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

In June 2014, two additional states agreed to settle the NPM Adjustment disputes on similar terms as set forth in the Term Sheet, except for certain provisions related to the determination of credits to be received by the PMs. RJR Tobacco will receive credits, currently estimated to total approximately $169 million, with respect to its NPM Adjustment claims from 2003 through 2012. The credits related to these two states will be applied against annual payments under the MSA over a five-year period, which effectively commenced with the April 2014 MSA payment.

As a result of meeting the performance requirements associated with the Term Sheet, RJR Tobacco recognized credits of $65 million and $62 million for the three months ended March 31, 2015 and 2014, respectively. RJR Tobacco expects to recognize additional credits through 2017.

On September 11, 2013, the Arbitration Panel ruled six states had not diligently enforced their qualifying statutes in 2003 related to the NPM Adjustment.  Based on the status of the various challenges filed by the non-diligent states to certain rulings of the Arbitration Panel related to the 2003 NPM Adjustment claim, as of March 31, 2015, two of the non-diligent states are no longer challenging the findings of non-diligence entered against them by the Arbitration Panel.  As a result, a certain portion of the NPM Adjustment claim for 2003 from these two states is now certain and can be estimated.  Consequently, RJR Tobacco recognized $70 million as a reduction of cost of products sold for the three months ended March 31, 2015.

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

Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. RJR Tobacco’s product liability defense costs were $50 million and $46 million for the three months ended March 31, 2015 and 2014, respectively.

“Product liability” cases generally include the following types of smoking and health related cases:

●	Individual Smoking and Health;
●	West Virginia IPIC;
●	Engle Progeny;
●	Broin II;
●	Class Actions; and
●	Health-Care Cost Recovery Claims.

“Product liability defense costs” include the following items:

●	direct and indirect compensation, fees and related costs, and expenses for internal legal and related administrative staff administering the defense of product liability claims;
●	fees and cost reimbursements paid to outside attorneys;
●	direct and indirect payments to third party vendors for litigation support activities; and
●	expert witness costs and fees.

Numerous factors affect product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial, that is, with active discovery and motions practice. See “— Litigation Affecting the Cigarette Industry — Overview” in note 10 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and type of cases pending, and “— Litigation Affecting the Cigarette Industry — Overview — Scheduled Trials” in note 10 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and nature of cases in trial and scheduled for trial through March 31, 2016.

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

American Snuff

Net Sales

The moist snuff shipment volume, in millions of cans, for American Snuff was as follows:

	For the Three Months Ended March 31,
	2015	2014	% Change
GRIZZLY	107.1	106.4	0.6%
Other	10.4	10.5	(0.6)%
Total American Snuff moist snuff shipment volume	117.5	116.9	0.5%

American Snuff’s net sales for the three-month period ended March 31, 2015, increased compared with the same prior-year period primarily due to higher net pricing and higher moist snuff volume.

Market Share

Moist snuff has been the key driver to American Snuff’s overall growth and profitability within the U.S. smokeless tobacco market. Moist snuff accounted for approximately 90% of American Snuff’s revenue for the three months ended March 31, 2015, compared with approximately 89% for the three months ended March 31, 2014. U.S. moist snuff industry retail shipment volume grew by approximately 1% in the first quarter of 2015 compared with the same period in 2014.

The shares of American Snuff’s moist snuff brands as a percentage of total share of U.S. retail moist snuff sales according to IRI/Capstone(1)(2), were as follows:

	For the Three Months Ended
	March 31, 2015	December 31, 2014	Share Point Change	March 31, 2014	Share Point Change
GRIZZLY	31.6%	31.3%	0.3	31.6%	—
Other	2.9%	3.0%	(0.1)	3.1%	(0.2)
Total American Snuff moist snuff retail share of market	34.5%	34.3%	0.2	34.7%	(0.2)

(1)

Retail share of U.S. moist snuff sales data is included in this document because it is used by American Snuff primarily as an indicator of the relative performance of industry participants, brands and market trends. You should not rely on the market share data reported by IRI/Capstone as being a precise measurement of actual market share because IRI/Capstone uses a sample methodology that does not track all volume and trade channels. Accordingly, the retail share of the U.S. moist industry of American Snuff and its brands as reported by IRI/Capstone may overstate or understate their actual market share.

(2)

As disclosed during 2014, retail share results are based on a revised, IRI/Capstone model which measures retail share in stores representing trade channels where the majority of tobacco industry products are sold and resource investments are made. Retail share results reported by the IRI/Capstone model cannot be meaningfully compared to previously reported share results provided by the previous model. In the second quarter of 2014, at the request of American Snuff, the IRI/Capstone model was revised to better reflect retail sales through these trade channels. All data reflects this revision.

GRIZZLY, the leading U.S. moist snuff brand, was stable in the first quarter of 2015, compared with the first quarter of 2014, led by growth in wintergreen styles and pouch offerings. In 2014, American Snuff expanded the distribution of GRIZZLY Wide Cut Wintergreen nationwide. The wider cut offers adult smokeless tobacco consumers a long-lasting wintergreen flavor and easy packing. To complement GRIZZLY’s range of product offerings and extend its market-leading position in wintergreen, the brand began expanding the GRIZZLY Dark Wintergreen style in early 2015. This style offers a differentiated and bolder wintergreen flavor, and is made from 100% American tobacco grown in Kentucky and Tennessee.

Operating Income

American Snuff’s operating income for the three-month period ended March 31, 2015, increased as compared with the prior-year period primarily due to higher net pricing and volume.

Santa Fe

Net Sales

Domestic cigarette shipment volume, in billions of units for Santa Fe, was as follows:

	For the Three Months Ended March 31,
	2015	2014	% Change
NATURAL AMERICAN SPIRIT	1.0	0.8	23.3%

Santa Fe’s net sales for the three-month period ended March 31, 2015, increased compared with the prior-year period, primarily due to higher volume and net pricing.

Market Share

The shares of Santa Fe’s NATURAL AMERICAN SPIRIT brand as a percentage of total share of U.S. retail cigarette sales according to data from IRI/Capstone(1)(2), were as follows:

	For the Three Months Ended
	March 31, 2015	December 31, 2014	Share Point Change	March 31, 2014	Share Point Change
NATURAL AMERICAN SPIRIT	1.8%	1.8%	—	1.5%	0.3

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

(2)

As disclosed during 2014, retail share results are based on a revised, IRI/Capstone model which measures retail share in stores representing trade channels where the majority of tobacco industry products are sold and resource investments are made. Retail share results reported by the IRI/Capstone model cannot be meaningfully compared to previously reported share results provided by the previous model. In the second quarter of 2014, at the request of Santa Fe, the IRI/Capstone model was revised to better reflect retail sales through these trade channels. All data reflects this revision.

Operating Income

Santa Fe’s operating income for the three-month period ended March 31, 2015, increased as compared with the prior-year period primarily due to higher volume, net pricing and the expiration of the federal tobacco quota buyout in 2014.

Santa Fe’s expenses under the MSA, FDA user fees and federal tobacco quota buyout included in cost of products sold were:

	For the Three Months Ended March 31,
	2015	2014
State Settlement Agreements	$28	$21
FDA user fees	2	2
Federal tobacco quota buyout	—	3

Expenses under the MSA are expected to be approximately $125 million to $135 million in 2015, subject to adjustment for changes in volume and other factors. Pursuant to the Term Sheet, SFNTC will receive credits with respect to its NPM Adjustment claims for the period from 2003 through 2012. These credits will be applied against annual payments under the MSA over a four-year period, which commenced with the April 2013 payment.

In June 2014, two additional states agreed to settle the NPM Adjustment disputes on similar terms as set forth in the Term Sheet, except for certain provisions related to the determination of credits to be received by the PMs. SFNTC will receive credits, currently estimated to total approximately $1 million, with respect to its NPM Adjustment claims from 2003 through 2012. The credits related to these two states will be applied against annual payments under the MSA over a four-year period, which effectively commenced with the April 2014 MSA payment.

As a result of meeting the performance requirements associated with the Term Sheet, Santa Fe recognized credits of $1 million for each of the three months ended March 31, 2015 and 2014. Santa Fe expects to recognize additional credits through 2016.

For additional information, see “— Cost of Products Sold” in note 1 and “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements—Enforcement and Validity; Adjustments” in note 10 to condensed consolidated financial statements (unaudited).

All Other

RJR Vapor is the manufacturer and marketer of VUSE Digital Vapor Cigarette. The national expansion of VUSE began in 2014, and was completed in early 2015. VUSE is now the top-selling vapor product in convenience/gas stores, and its innovative digital technology is designed to deliver a consistent flavor and vapor experience.

Niconovum USA, Inc. was in lead markets in Iowa and Nebraska with ZONNIC, a nicotine replacement therapy gum, until September 2014, when it began its national expansion.  ZONNIC is available in many retail outlets across the United States.  Niconovum AB is a marketer of nicotine replacement therapy products in Sweden under the ZONNIC brand name.

SFRTI and various foreign subsidiaries affiliated with SFRTI distribute the NATURAL AMERICAN SPIRIT brand outside of the United States.

Corporate Expense

Corporate operating costs and expenses increased for the three months ended March 31, 2015, compared with the same period in 2014, primarily due to approximately $15 million of transaction related costs, expensed in 2015, associated with the Proposed Transactions.

RAI Consolidated

Interest and debt expense was $91 million for the three months ended March 31, 2015, compared with $59 million for the three months ended March 31, 2014. The change is primarily due to amortization of the fees incurred for the Bridge Facility related to the Proposed Transactions. These fees are amortized over the estimated life of the Bridge Facility. RAI recognized approximately $31 million for the amortization and fees in the three months ended March 31, 2015.

Provision for income taxes was $231 million, for an effective rate of 37.3%, for the three months ended March 31, 2015, compared with $193 million, for an effective rate of 36.3%, for the three months ended March 31, 2014. The effective tax rate for the three months ended March 31, 2015, as compared with the same prior-year period, was unfavorably impacted by an increase in tax attributable to nondeductible costs related to the Proposed Transactions, partially offset by a decrease in tax attributable to a reduction in state income tax rates. The effective tax rate for the three months ended March 31, 2014 was favorably impacted by a decrease in uncertain tax positions related to a federal audit settlement.

The effective tax rate for each period differed from the federal statutory rate of 35% due to the domestic manufacturing deduction of the American Jobs Creation Act of 2004, state income taxes and certain nondeductible items.

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

The negative impact, if any, on the sources of liquidity that could result from a decrease in demand for products due to short-term inventory adjustments by wholesale and retail distributors, changes in competitive pricing, accelerated declines in consumption, particularly from increases in regulation or excise taxes, or adverse impacts from financial markets, cannot be predicted. RAI also cannot predict its cash requirements or those of its subsidiaries related to any future settlements or judgments, including cash required to be held in escrow or to bond any appeals, if necessary, and RAI makes no assurance that it or its subsidiaries will be able to meet all of those requirements.

RAI’s operating companies monitor the liquidity of key suppliers and customers, and where liquidity concerns are identified, appropriate contingency or response plans are developed. During 2015, no business interruptions have occurred due to key supplier liquidity, and no liquidity issues were identified involving significant suppliers or customers.

RAI’s excess cash may be invested in money market funds, commercial paper, U.S. treasuries, U.S. government agencies and time deposits in major institutions to minimize risk. At present, RAI primarily invests cash in U.S. treasuries.

As of March 31, 2015, RAI held investments primarily in auction rate securities and a mortgage-backed security totaling $90 million. Adverse changes in financial markets caused the auction rate securities and the mortgage-backed security to revalue lower than carrying value and become less liquid. The auction rate securities and mortgage-backed security will not become liquid until a successful auction occurs or a buyer is found. RAI intends, and has the ability, to hold these auction rate securities and mortgage-backed security for a period of time sufficient to allow for sale, redemption or anticipated recovery in fair value. For additional information on these investments, see note 3 to condensed consolidated financial statements (unaudited).

The Proposed Transactions represent a material change in RAI’s contractual obligations. RAI currently intends to finance the cash portion of the Merger Consideration, and related fees and expenses with available cash, up to $500 million in borrowings under its existing revolving credit facility, proceeds from the issuance of debt securities, proceeds from the Divestiture and Share Purchase  and, to the extent necessary, borrowings under the Bridge Facility. RAI has announced its intention to pursue financing that would replace or supplement financing available under the Bridge Facility. For additional information, see note 9 to the condensed consolidated financial statements (unaudited).

Cash Flows

Net cash flows from operating activities were $1.08 billion in the first three months of 2015, compared with $912 million in the first three months of 2014. This change was driven primarily by higher net pricing and a net reduction in litigation bonds in 2015, the expiration of the federal tobacco quota buyout in 2014, partially offset by the litigation payment related to the proposed federal Engle Progeny settlement in 2015.

Net cash flows used in investing activities were $25 million in the first three months of 2015, compared with $85 million in the first three months of 2014. This change was driven primarily by higher capital expenditures in 2014 compared with 2015 to support expanded production and distribution of VUSE. In addition, 2014 reflects the acquisition of certain assets and liabilities of a research and development company.

Net cash flows used in financing activities were $374 million in the first three months of 2015, compared with $502 million in the first three months of 2014. This change was primarily the result of lower share repurchases partially offset by higher dividends.

Borrowing Arrangements

RAI Notes

As of March 31, 2015, the principal amount of RAI’s outstanding notes was $5.1 billion, with maturity dates ranging from 2015 to 2043. RAI, at its option, may redeem any or all of its outstanding notes, in whole or in part at any time, subject to the payment of a make-whole premium. At March 31, 2015, RAI had $450 million of current maturities of long-term debt.

Credit Agreement

On December 18, 2014, RAI entered into the Credit Agreement with a syndicate of lenders, providing for a five-year $2 billion senior unsecured revolving credit facility, which may be increased to $2.35 billion at the discretion of the lenders upon the request of RAI. This agreement replaced RAI’s four-year $1.35 billion senior unsecured revolving credit facility dated October 8, 2013.  Certain of RAI’s subsidiaries, including its Material Subsidiaries, as such term is defined in the Credit Agreement, have guaranteed, on an unsecured basis, RAI’s obligations under the Credit Agreement.

During the first three months of 2015, RAI borrowed and repaid $300 million under the Credit Agreement at an interest rate of 1.37% and used the proceeds for general corporate purposes of RAI and its subsidiaries, including making dividend payments. As of March 31, 2015, there were $7 million of letters of credit outstanding and no outstanding borrowings under the Credit Agreement.  On April 15, 2015, RAI borrowed $1.1 billion under the Credit Agreement and used the proceeds to pay MSA settlement expenses.

Bridge Facility

On September 23, 2014, RAI entered into the Bridge Facility. Under the Bridge Facility, the Lenders are providing (subject to the satisfaction or waiver of the conditions contained therein) a 364-day senior unsecured term loan bridge facility of up to $9 billion for the purpose of financing part of the cash portion of the Merger Consideration, and related fees and expenses, in connection with the transactions contemplated by the Merger Agreement. For additional information, see note 2 and note 9 to condensed consolidated financial statements (unaudited) and “— Proposed Transactions” above.

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

RAI and its affiliates were in compliance with all covenants and restrictions imposed by RAI’s indebtedness at March 31, 2015.

For additional information on the Borrowing Arrangements, see note 9 to condensed consolidated financial statements (unaudited).

Dividends

On February 5, 2015, RAI’s board of directors declared a quarterly cash dividend of $0.67 per common share. The dividends were paid on April 1, 2015, to shareholders of record as of March 10, 2015.

On an annualized basis, the dividend rate is $2.68 per common share. The dividend reflects RAI’s current policy of paying dividends to the holders of RAI’s common stock in an aggregate amount that is approximately 80% of RAI’s annual consolidated net income.

Share Repurchases

During the first three months of 2015, at a cost of $32 million, RAI purchased 424,145 shares of RAI common stock that were forfeited and cancelled with respect to tax liabilities associated with restricted stock units vesting under the Omnibus Plan.

Capital Expenditures

RAI’s operating subsidiaries recorded cash capital expenditures of $26 million and $55 million for the first three months of 2015 and 2014, respectively. RAI’s operating subsidiaries plan to spend an additional $200 million to $220 million for capital expenditures during the remainder of 2015, which includes ongoing investments to support expanded production and distribution of VUSE. Capital expenditures are funded primarily by cash flows from operations. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of March 31, 2015.

Retirement Benefits

RAI disclosed in its financial statements for the year ended December 31, 2014, that it expects to contribute $109 million to its pension plans in 2015, of which $2 million was contributed during the first three months of 2015.

Litigation and Settlements

RJR Tobacco, American Snuff Co., or their affiliates, including RAI or RJR, or indemnitees, including B&W, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. For further discussion of specific cases, see note 10 to condensed consolidated financial statements (unaudited). Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of March 31, 2015, RJR Tobacco had paid approximately $121 million since January 1, 2013, related to unfavorable smoking and health litigation judgments.

As of March 31, 2015, the following have been recorded in RAI’s condensed consolidated financial statements (unaudited):

•an accrual of $68.2 million which includes $53 million for compensatory and punitive damages and $15.2 million for attorneys’ fees and statutory interest for the following Engle Progeny cases: Hiott, Starr-Blundell, Clayton, Ward, Hallgren, Cohen, Sikes, Thibault, and Buonomo cases,

•RJR Tobacco’s share, of the proposed federal Engle Progeny settlement of $42.5 million was placed into an escrow account,

•an accrual of $10 million for estimated costs of the corrective communications in connection with the U.S. Department of Justice case, and

•an accrual of $19 million related to actions currently pending in Mississippi Chancery Court.

For additional information related to litigation, see note 10 to condensed consolidated financial statements (unaudited).

Litigation is subject to many uncertainties, and generally it is not possible to predict the outcome of the litigation pending against RJR Tobacco, American Snuff Co., or their affiliates or indemnitees, or to reasonably estimate the amount or range of any possible loss, except for the cases noted above. Moreover, notwithstanding the quality of defenses available to it and its affiliates in tobacco-related litigation matters, it is possible that RAI’s consolidated results of operations, cash flows or financial position could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters or difficulties in obtaining the bonds required to stay execution of judgments on appeal.

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

RJR Tobacco and certain of the other PMs under the MSA are currently involved in an arbitration with certain of the settling states with respect the NPM adjustment, for the market year 2003.  RJR Tobacco disputed a total of $5.6 billion for the years 2003 through 2014. This amount does not include interest or earnings and does not reflect any reduction as a result of the Term Sheet.

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

In June 2014, two additional states agreed to settle the NPM Adjustment disputes on similar terms as set forth in the Term Sheet, except for certain provisions related to the determination of credits to be received by the PMs. RJR Tobacco and SFNTC, collectively, will receive credits, currently estimated to total approximately $170 million, with respect to their NPM Adjustment claims from 2003 through 2012. The credits related to these two states will be applied against annual payments under the MSA over a five-year period, which effectively commenced with the April 2014 MSA payment.

On September 11, 2013, the Arbitration Panel ruled six states had not diligently enforced their qualifying statutes in 2003 related to the NPM Adjustment.  Based on the status of the various challenges filed by the non-diligent states to certain rulings of the Arbitration Panel related to the 2003 NPM Adjustment claim, as of March 31, 2015, two of the non-diligent states are no longer challenging the findings of non-diligence entered against them by the Arbitration Panel.  As a result, a certain portion of the NPM Adjustment claim for 2003 from these two states is now certain and can be estimated.  Consequently, RJR Tobacco and Santa Fe, collectively, recognized $70 million as a reduction of cost of products sold for the three months ended March 31, 2015.

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

Governmental Activity

The marketing, sale, taxation and use of tobacco products have been subject to substantial regulation by government and health officials for many years. Various state governments have adopted or are considering, among other things, legislation and regulations that would:

●	significantly increase their taxes on tobacco products;
●	restrict displays, advertising and sampling of tobacco products;
●	raise the minimum age to possess or purchase tobacco products;
●	restrict or ban the use of menthol in cigarettes or prohibit mint or wintergreen as a flavor in smokeless tobacco products and vapor products;
●	require the disclosure of ingredients used in the manufacture of tobacco products;
●	require the disclosure of nicotine yield information for cigarettes;
●	impose restrictions on smoking and vaping in public and private areas; and
●	restrict the sale of tobacco products directly to consumers or other unlicensed recipients, including by mail or over the Internet.

Together with manufacturers’ price increases in recent years and substantial increases in state and federal taxes on tobacco products, and the granting to the FDA of broad authority over the manufacture, sale, marketing and packaging of tobacco products, these developments have had and will likely continue to have an adverse effect on the sale of tobacco products. Products that are alternatives to traditional tobacco products also have become subject to increasing regulation. For example, in addition to the anticipated regulation by the FDA of e-cigarettes, as described below, various states have adopted, or are considering adoption of, taxes on e-cigarettes as well as restrictions on the promotion and distribution of e-cigarettes.

Cigarettes and other tobacco products are subject to substantial taxes in the United States. As a result of a 2009 law which increased taxes on cigarettes and other tobacco products:

●	the federal excise tax per pack of 20 cigarettes is $1.01; and
●	the federal excise tax rate for chewing tobacco is $0.5033 per pound, and for snuff is $1.51 per pound.

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

The 2009 federal excise tax increase on tobacco products increased taxes on ready-made cigarettes, such as those made by RJR Tobacco and SFNTC, at a much higher rate than taxes on loose tobacco. As a result of that tax disparity, the number of retailers selling loose tobacco and operating roll-your-own machines, allowing consumers to convert the loose tobacco into finished cigarettes, greatly increased following the 2009 federal tax hike on tobacco products. On July 6, 2012, President Obama signed into law a provision classifying retailers which operate roll-your-own machines as cigarette manufacturers, and thus requiring those retailers to pay the same tax rate as other cigarette manufacturers. As of March 31, 2015, 25 states also had passed legislation classifying retailers operating roll-your-own machines as cigarette manufacturers.

All states and the District of Columbia currently impose cigarette excise taxes at levels ranging from $0.17 per pack in Missouri to $4.35 per pack in New York. As of December 31, 2014 and March 31, 2015, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $1.29. Certain city and county governments, such as New York, Philadelphia and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions. During the first quarter of 2015, 25 states proposed legislation to increase cigarette excise taxes, with legislation failing in six states and remaining pending, as of March 31, 2015, in 19 states.

Six states now require NPMs to pay a fee on each pack of cigarettes sold in their respective states, ranging from $0.25 per pack in Alaska to $0.55 per pack in Texas.

The Texas NPM fee has been challenged by a coalition of small tobacco manufacturers. This group asserts that the Texas fee violates the Texas Constitution’s “Equal and Uniform” Clause, as well as the Equal Protection and Due Process Clauses of the U.S. Constitution. On November 15, 2013, a state trial court in Texas declared the NPM fee unconstitutional and enjoined the state from “assessing, collecting, and enforcing” the fee. The State of Texas appealed the court’s order. In doing so, enforcement of the trial court’s order, including the injunction, is suspended. The coalition filed a motion for a “hardship exemption” from payment of the fee during the pendency of the state’s appeal. The coalition’s motion was denied on February 12, 2014, with the trial court concluding that it lacked jurisdiction to consider the motion on the merits in light of the state’s appeal of the court’s earlier ruling. Oral argument on the state’s appeal took place before the Court of Appeals for the Third District on July 16, 2014. On August 15, 2014, the three-judge panel unanimously affirmed the ruling. The State of Texas filed its petition for review with the Texas Supreme Court on October 29, 2014. On December 5, 2014, the Texas Supreme Court requested the coalition of small manufacturers to file a response to the petition for review. The response was filed on February 4, 2015. On March 13, 2015, the Texas Supreme Court requested full merits briefing on the appeal.

Forty-nine states and the District of Columbia also subject smokeless tobacco products to excise taxes. The Commonwealth of Pennsylvania is considering such a tax during its 2015 legislative session, but no decision has been reached. As of March 31, 2015:

●	26 states taxed moist snuff on an ad valorem basis, at rates ranging from 5% in South Carolina to 210% in Massachusetts;
●	21 states and the District of Columbia had weight-based taxes on moist snuff, ranging from $0.02 for cans weighing between 5/8 of an ounce and 1 5/8 ounces in Alabama to $2.02 per ounce in Maine; and
●

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

During the first quarter of 2015, 21 states proposed legislation to increase excise taxes on smokeless tobacco products, with legislation failing in seven states and remaining pending as of March 31, 2015, in 14 states.

As of March 31, 2015, two states had enacted a tax on e-cigarettes: Minnesota, which taxes e-cigarettes at the same rate as it taxes smokeless tobacco products, and North Carolina, which will tax e-cigarettes at the rate of $0.05 per fluid milliliter beginning June 2015. Further, during the first quarter of 2015, 25 states proposed taxes on e-cigarettes, including, in some cases, taxing vapor products on the same basis as “other tobacco products” and, in other cases, taxing vapor products at a rate equivalent to cigarette excise taxes. Such legislation failed in five states, and, as of March 31, 2015, remained pending in 20 states. As of March 31, 2015, one state (Missouri) had adopted legislation that exempts e-cigarettes from taxation.

In 2009, President Obama signed into law the FDA Tobacco Act, which grants the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products. Pursuant to the FDA Tobacco Act:

●	charitable distributions of tobacco products are prohibited;

●	statements that would lead consumers to believe that a tobacco product is approved, endorsed, or deemed safe by the FDA are prohibited;
●	pre-market approval by the FDA is required for claims made with respect to reduced risk or reduced exposure products;
●	the marketing of tobacco products in conjunction with any other class of product regulated by the FDA is prohibited;
●

tobacco manufacturers are banned from selling cigarettes with characterizing flavors (other than menthol, which under the FDA Tobacco Act is specifically exempt as a characterizing flavor, but the impact of which on public health will be studied as discussed below);

●	all manufacturers are required to register with the FDA their domestic manufacturing facilities as well as all cigarette and smokeless tobacco products sold in the United States;
●

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

●

manufacturers were required to produce health-related documents generated from and after June 22, 2009 through December 31, 2009 (the FDA has interpreted the FDA Tobacco Act as establishing an ongoing requirement to submit health-related documents; however, the FDA has not yet established a timetable for further production);

●

manufacturers are required to make by-brand ingredient submissions, place different and larger warnings on packaging and advertising for smokeless tobacco products and eliminate the use of descriptors on tobacco products, such as “low-tar” and “lights”;

●

the FDA issued a final regulation for the imposition of larger, graphic health warnings on cigarette packaging and advertising, which was scheduled to take effect September 22, 2012, but the FDA is currently enjoined from enforcing such regulation;

●

for certain tobacco products introduced after February 15, 2007 and before March 22, 2011, manufacturers were required to submit to the FDA documentation demonstrating (1) that such products are “substantially equivalent” to products commercially available as of February 15, 2007, or (2) that such products are exempt from the substantial equivalence provision of the FDA Tobacco Act. Products introduced after March 22, 2011, must be determined by the FDA to be exempt from the substantial equivalence provisions, or receive pre-market approval through the new product application process;

●

the FDA announced that it would inspect every domestic establishment that manufactured cigarettes, cigarette tobacco, roll-your-own tobacco or smokeless tobacco products once in a two-year cycle, beginning October 1, 2011;

●

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

On a going forward basis, various provisions under the FDA Tobacco Act and regulations to be issued under the FDA Tobacco Act will become effective and will:

●	require manufacturers to test ingredients and constituents identified by the FDA and disclose this information to the public;
●	prohibit use of tobacco containing a pesticide chemical residue at a level greater than allowed under Federal law;
●	establish “good manufacturing practices” to be followed at tobacco manufacturing facilities;
●	authorize the FDA to place more severe restrictions on the advertising, marketing and sale of tobacco products;
●	permit inconsistent state regulation of labeling and advertising and eliminate the existing federal preemption of such regulation;
●	authorize the FDA to require the reduction of nicotine and the reduction or elimination of other constituents; and
●	grant the FDA the regulatory authority to impose broad additional restrictions.

The U.S. Congress did limit the FDA’s authority in two areas, prohibiting it from:

●	banning all tobacco products; and
●	requiring the reduction of nicotine yields of a tobacco product to zero.

In 2009, a “Center for Tobacco Products” was established within the FDA, funded through quarterly user fees that will be assessed against tobacco product manufacturers and importers based on market share. The total amount of user fees to be collected over the first ten years will be approximately $5.4 billion.

Within the Center, a Tobacco Products Scientific Advisory Committee, referred to as the TPSAC, was established on March 22, 2010, to provide advice, information and recommendations with respect to the safety, dependence or health issues related to tobacco products. The TPSAC is scheduled to meet periodically to address matters brought to it by the Center as well as those required of it by the Act, including:

●	a recommendation on modified risk applications;
●	a recommendation as to whether there is a threshold level below which nicotine yields do not produce dependence;
●	a report on the impact of the use of menthol in cigarettes on the public health; and
●	a report on the impact of dissolvable tobacco products on the public health.

At a meeting held on March 18, 2011, the TPSAC presented its final report on the use of menthol, which concluded that removal of menthol cigarettes from the marketplace would benefit public health in the United States. On July 24, 2013, the FDA issued a report detailing its own preliminary scientific evaluation of public health issues related to the use of menthol in cigarettes, including a determination that there is likely a public health impact of menthol in cigarettes. The FDA’s report found that the weight of the evidence supports the conclusion that menthol in cigarettes is associated with:

●	increased initiation among youth and young adults;
●	reduced success in smoking cessation; and
●	increased dependence.

The report found that menthol in cigarettes is not associated with:

●	increased smoke toxicity;
●	increased levels of biomarkers of exposure; or
●	increased disease risk.

The FDA concurrently published in the Federal Register an Advance Notice of Proposed Rulemaking, referred to as the ANPRM, to obtain information related to the potential regulation of menthol in cigarettes. The ANPRM sought comments from interested stakeholders on the FDA’s preliminary evaluation, as well as any data, research or other information on various topics, including, but not limited to:

●	potential product standards for menthol and the potential period for compliance with such standards;
●	potential restrictions on the sale and/or distribution of menthol products; and
●	evidence regarding illicit trade in menthol cigarettes (including the public health impact thereof) should the use of menthol in cigarettes be restricted or banned.

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

On April 25, 2014, the FDA issued a proposed deeming regulation that would extend the agency’s authority under the FDA Tobacco Act to other tobacco products not currently regulated by the agency, such as e-cigarettes, cigars, pipe tobacco and hookah. The deeming regulation, as proposed, would, among other things:

●	establish minimum age and identification restrictions to prevent underage sales;
●	require specific health warnings;
●	require registration with the FDA and reporting of product and ingredient listings;
●	prohibit distribution of free samples of the newly deemed products;
●	prohibit most vending machine sales; and
●	require FDA review to market new tobacco products introduced after the proposed grandfathered date of February 15, 2007.

The proposed deeming regulation was open for public comment from all interested parties through August 8, 2014. RAI’s operating companies submitted comments on the proposed rule. The FDA will evaluate all comments it has received from the various stakeholders in preparation for issuance of a final rule, expected in 2015.

On April 14, 2015, RJR Tobacco, American Snuff Co., SFNTC and other tobacco companies jointly filed a lawsuit in the U.S. District Court for the District of Columbia, challenging the FDA’s March 4, 2015, “guidance” document regarding demonstrating substantial equivalence of a new tobacco product.  For additional information concerning this case, see “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments — FDA Litigation” in note 10 to condensed consolidated financial statements (unaudited).

It is likely that the FDA Tobacco Act could result in a decrease in cigarette and smokeless tobacco product sales in the United States, including sales of RJR Tobacco’s, American Snuff Co.’s and SFNTC’s brands, that, together with increased costs incurred by RAI’s operating companies arising from the FDA Tobacco Act, could have a material adverse effect on RAI’s financial condition, results of operations and cash flows. Further, the ability of RAI’s operating companies to gain efficient market clearance for new tobacco products could be adversely affected by FDA rules and regulations.

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

Cautionary Information Regarding Forward-Looking Statements

Statements included in this report that are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, and RAI and its subsidiaries’ expectations, beliefs, intentions or future strategies that may be signified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. These statements regarding future events or the future performance or results of RAI and its subsidiaries inherently are subject to a variety of risks, contingencies and other uncertainties that could cause actual results, performance or achievements to differ materially from those described in or implied by the forward-looking statements. These risks, contingencies and other uncertainties include:

●

the information appearing under the caption “Risk Factors” included in RAI’s most recent annual report on Form 10-K and in any updates to the risk factors in any quarterly or other report RAI files subsequently to such annual report;

●	the substantial and increasing taxation and regulation of tobacco products, including the regulation of tobacco products by the FDA;
●

the possibility that the FDA will issue regulations prohibiting menthol in cigarettes, which will have a greater impact on the businesses of RAI and its subsidiaries if the Proposed Transactions are completed;

●	the possibility that the FDA will require the reduction of nicotine levels or the reduction or elimination of other constituents in cigarettes;
●

the possibility that the FDA will issue regulations extending the FDA’s authority over tobacco products to e-cigarettes, subjecting e-cigarettes to restrictions on, among other things, the manufacturing, marketing and sale of such products;

●

decreased sales resulting from the future issuance of “corrective communications,” required by the order in the U.S. Department of Justice case on five subjects, including smoking and health, and addiction;

●

various legal actions, proceedings and claims relating to the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of tobacco products that are pending or may be instituted against RAI or its subsidiaries;

●

the possibility that reports from the U.S. Surgeon General regarding the negative health consequences associated with cigarette smoking and second-hand smoke may result in additional litigation and/or regulation;

●	the possibility of being required to pay various adverse judgments in the Engle Progeny cases and/or other litigation;
●

the substantial payment obligations with respect to cigarette sales, and the substantial limitations on the advertising and marketing of cigarettes (and of RJR Tobacco’s smoke-free tobacco products) under the State Settlement Agreements;

●	the possibility that the Arbitration Panel’s Award reflecting the partial resolution of the NPM Adjustment disputes will be vacated or otherwise modified;
●	the possibility that the Arbitration Panel’s Final Award with respect to the states found to be non-diligent in connection with the 2003 NPM Adjustment will be vacated or otherwise modified;
●

the continuing decline in volume in the U.S. cigarette industry and RAI’s and its subsidiaries dependence on the U.S. cigarette industry and premium and super-premium brands, which dependence will continue if the Proposed Transactions are completed;

●

concentration of a material amount of sales with a limited number of customers and potential loss of these customers, which concentration with respect to the largest customer of RAI’s operating subsidiaries will continue following the Merger;

●

competition from other manufacturers, including industry consolidations or any new entrants in the marketplace, such as Imperial if it acquires the brands and other assets it has agreed to purchase in the Divestiture;

●	increased promotional activities by competitors, including manufacturers of deep-discount cigarette brands;
●	the success or failure of new product innovations, including the digital vapor cigarette, VUSE;
●	the success or failure of acquisitions or dispositions, which RAI or its subsidiaries may engage in from time to time, including the Merger and the Divestiture;
●	the responsiveness of both the trade and consumers to new products, marketing strategies and promotional programs;
●	the reliance on outside suppliers to manage certain non-core business processes;
●	the reliance on a limited number of suppliers for certain raw materials;
●	the cost of tobacco leaf, and other raw materials and commodities used in products;

●	the passage of new federal or state legislation or regulations;
●	the effect of market conditions on interest rate risk, foreign currency exchange rate risk and the return on corporate cash, or adverse changes in liquidity in the financial markets;
●	the impairment of goodwill and other intangible assets, including trademarks;
●

the effect of market conditions on the performance of pension assets or any adverse effects of any new legislation or regulations changing pension and postretirement benefits accounting or required pension funding levels;

●	the substantial amount of RAI debt, including the additional debt expected to be incurred and assumed in connection with the Merger;
●

the possibility of decreases in the credit ratings assigned to RAI, and to the senior unsecured long-term debt of RAI, including the impact on RAI’s credit ratings of the additional indebtedness assumed or incurred in connection with the Merger;

●	the possibility of changes in RAI’s historical dividend policy;
●	the restrictive covenants imposed under RAI’s debt agreements;
●

the possibility of natural or man-made disasters or other disruptions, including disruptions in information technology systems or security breaches, that may adversely affect manufacturing or other operations and other facilities or data;

●	the loss of key personnel or difficulties recruiting and retaining qualified personnel;
●	the inability to adequately protect intellectual property rights;
●	the significant ownership interest of B&W, RAI’s largest shareholder, in RAI and the rights of B&W under the governance agreement between the companies;
●	the expiration of the standstill provisions of the governance agreement, and the expiration of RAI’s shareholder rights plan on July 30, 2014;
●	a termination of the governance agreement or certain of its provisions in accordance with its terms, including the limitations on B&W’s representation on the RAI board of directors and its committees;
●	the expiration of the non-competition agreement between RAI and BAT on July 30, 2014; and
●

additional risks, contingencies and uncertainties associated with the Proposed Transactions that could result in the failure of the Proposed Transactions to be completed or, if completed, to have an adverse effect on the results of operations, cash flows and financial position of RAI and its subsidiaries and/or the failure to realize any anticipated benefits of the Proposed Transactions to RAI shareholders, including:

o

the failure to obtain necessary regulatory or other approvals for the Merger and Divestiture, or if obtained, the possibility of being subjected to conditions that could reduce the expected synergies and other benefits of the Merger, result in a material delay in, or the abandonment of, the Merger or otherwise have an adverse effect on RAI;

o

the obligation to complete the Merger and Divestiture even if financing is not available or is available on terms other than those currently anticipated, including financing less favorable to RAI than its current commitments, including its Bridge Facility and Credit Agreement, due to the absence of a financing condition in connection with the Merger;

o

the obligation to complete the Merger and Divestiture even if there are adverse governmental developments with respect to menthol in cigarettes, and once the Merger and Divestiture are completed, the effect of adverse governmental developments on RAI’s subsidiaries’ sales of products that contain menthol, which will represent a substantial portion of RAI’s consolidated net sales;

o	the failure to satisfy required closing conditions or complete the Merger and Divestiture in a timely manner;
o

the possibility of selling the transferred assets, including the brands currently expected to be divested, or which otherwise might be divested, on terms less favorable than the Divestiture, due to the absence of a condition to the consummation of the Merger that the Divestiture be completed;

o	the possibility of having to include RJR Tobacco’s DORAL brand as part of the Divestiture;
o	the effect of the Proposed Transactions on the ability to retain and hire key personnel and maintain business relationships, and on operating results and businesses generally;
o

the effect of restrictions placed on RAI’s, Lorillard’s or their respective subsidiaries’ business activities and the limitations put on RAI’s and Lorillard’s ability to pursue alternatives to the Merger pursuant to the Merger Agreement and Asset Purchase Agreement;

o

the possibility of a delay or prevention of the Merger by lawsuits challenging the Merger filed against RAI, the members of the RAI board of directors, Lorillard, the members of the Lorillard board of directors and BAT;

o	the reliance of RJR Tobacco on Imperial Sub to manufacture Newport on RJR Tobacco’s behalf for a period of time after the Merger and Divestiture;
o	RAI’s obligations to indemnify Imperial Sub for specified matters and to retain certain liabilities related to the transferred assets;
o	the failure to realize projected synergies and other benefits from the Merger and Divestiture;
o	the incurrence of significant pre- and post- transaction related costs in connection with the Merger and Divestiture; and
o	the occurrence of any event giving rise to the right of a party to terminate the Merger and Divestiture.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the consolidated results of operations, cash flows and financial position due to adverse changes in financial market prices and rates. RAI and its subsidiaries are exposed to interest rate risk directly related to their normal investing and funding activities. In addition, RAI and its subsidiaries have immaterial exposure to foreign currency exchange rate risk related primarily to purchases or foreign operations denominated in euros, British pounds, Canadian dollars, Swiss francs, Swedish krona, Chinese renminbi and Japanese yen. RAI and its subsidiaries have established policies and procedures to manage their exposure to market risks.

The table below provides information, as of March 31, 2015, about RAI’s financial instruments that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates for the years ending December 31:

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value(1)
Investments:
Variable-rate	$1,521	$12	$71	$—	$—	$—	$1,604	$1,604
Average interest rate	0.1%	0.5%	2.4%	—	—	—	0.2%	—
Fixed-rate	$—	$—	$—	$—	$—	$7	$7	$7
Average interest rate(2)	—	—	—	—	—	4.7%	4.7%	—
Debt:
Fixed-rate	$450	$—	$700	$250	$—	$3,650	$5,050	$5,531
Average interest rate(2)	1.1%	—	6.8%	7.8%	—	4.8%	4.9%	—

(1)	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted fair values.
(2)	Based upon coupon interest rates for fixed-rate instruments.

RAI’s exposure to foreign currency transactions was not material to its results of operations for the three months ended March 31, 2015, but may become material in future periods in relation to activity associated with RAI’s international operations. RAI currently has no hedges for its exposure to foreign currency.

Item 4. Controls and Procedures

(a)

RAI’s chief executive officer and chief financial officer have concluded that RAI’s disclosure controls and procedures were effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures.

(b)

There have been no changes in RAI’s internal controls over financial reporting that occurred during the first three months of 2015 that have materially affected, or are reasonably likely to materially affect, RAI’s internal controls over financial reporting.

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

Item 6. Exhibits

Exhibit Number	Description
10.1	Form of Performance Share Agreement (three-year vesting), dated March 2, 2015, between Reynolds American Inc. and the grantee named therein.

10.2

Retention Letter Agreement, dated February 5, 2015, between Reynolds American Inc. and Thomas R. Adams (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated February 5, 2015).

31.1	Certification of Chief Executive Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

31.2	Certification of Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

32.1*

Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema

101.CAL	XBRL taxonomy extension calculation linkbase

101.DEF	XBRL taxonomy extension definition linkbase document

101.LAB	XBRL taxonomy extension label linkbase

101.PRE	XBRL taxonomy extension presentation linkbase

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

REYNOLDS AMERICAN INC. (Registrant)

Dated: April 20 , 2015	/s/ Andrew D. Gilchrist
Andrew D. Gilchrist
Executive Vice President and Chief Financial Officer
(principal financial officer)