Form 10-Q
period 2015-06-30
REYNOLDS AMERICAN INC
filed 2015-08-06
CIK 1275283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 714,550,703 shares of common stock, par value $.0001 per share, as of July 6, 2015.

Part I — Financial Information

Item 1. Financial Statements

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions, Except Per Share Amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net sales(1)	$2,349	$2,071	$4,324	$3,920
Net sales, related party	54	91	136	177
Net sales	2,403	2,162	4,460	4,097
Costs and expenses:
Cost of products sold(1)	1,084	959	1,934	1,889
Selling, general and administrative expenses	451	364	962	777
Gain on Divestiture	(3,499)	—	(3,499)	—
Amortization expense	3	3	6	5
Operating income	4,364	836	5,057	1,426
Interest and debt expense	105	62	196	121
Interest income	—	(1)	(1)	(2)
Other (income) expense, net	20	—	3	1
Income from continuing operations before income taxes	4,239	775	4,859	1,306
Provision for income taxes	2,311	283	2,542	476
Income from continuing operations	1,928	492	2,317	830
Income from discontinued operations, net of tax	—	—	—	25
Net income	$1,928	$492	$2,317	$855
Basic income per share:
Income from continuing operations	$3.39	$0.92	$4.21	$1.55
Income from discontinued operations	—	—	—	0.05
Net income	$3.39	$0.92	$4.21	$1.60
Diluted income per share:
Income from continuing operations	$3.38	$0.92	$4.20	$1.55
Income from discontinued operations	—	—	—	0.04
Net income	$3.38	$0.92	$4.20	$1.59
Dividends declared per share	$0.67	$0.67	$1.34	$1.34

(1) Excludes excise taxes of $987 million and $927 million for the three months ended June 30, 2015 and 2014, respectively; and $1,827 million and $1,773 million for the six months ended June 30, 2015 and 2014, respectively.

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Millions)

(Unaudited)

	For the Three Months Ended June 30,
	2015	2014
Net income	$1,928	$492
Other comprehensive income (loss), net of tax:
Retirement benefits, net of tax (benefit) expense (2015 — $(12); 2014 — $4)	(20)	6
Unrealized gain on long-term investments, net of tax	—	1
Amortization of realized loss on hedging instruments, net of tax	1	1
Cumulative translation adjustment and other, net of tax (benefit) expense (2015 — $2; 2014 — $(1))	10	(3)
Comprehensive income	$1,919	$497

	For the Six Months Ended June 30,
	2015	2014
Net income	$2,317	$855
Other comprehensive income (loss), net of tax:
Retirement benefits, net of tax (benefit) expense (2015 — $(16))	(26)	—
Unrealized gain on long-term investments, net of tax expense (2014 — $1)	—	2
Amortization of realized loss on hedging instruments, net of tax	1	1
Cumulative translation adjustment and other, net of tax (benefit) expense (2015 — $(10); 2014 — $(1))	(17)	(2)
Comprehensive income	$2,275	$856

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from (used in) operating activities:
Net income	$2,317	$855
Income from discontinued operations, net of tax	—	(25)
Adjustments to reconcile to net cash flows from (used in) continuing operating activities:
Depreciation and amortization	56	51
Deferred income tax expense (benefit)	(381)	15
Pension and postretirement	(63)	(63)
Tobacco settlement	(590)	(480)
Other, net	(891)	(98)
Net cash flows from operating activities	448	255
Cash flows from (used in) investing activities:
Capital expenditures	(64)	(123)
Acquisition, net of cash acquired	(17,219)	—
Proceeds from Divestiture	7,056	—
Proceeds from termination of joint venture	—	35
Other, net	1	(24)
Net cash flows used in investing activities	(10,226)	(112)
Cash flows from (used in) financing activities:
Dividends paid on common stock	(712)	(699)
Repurchase of common stock	(40)	(440)
Proceeds from BAT Share Purchase	4,673	—
Issuance of long-term debt	8,975	—
Debt issuance costs and financing fees	(64)	—
Principal borrowings under revolving credit facility	1,400	1,000
Repayments under revolving credit facility	(1,400)	(200)
Excess tax benefit on stock-based compensation plans	15	10
Net cash flows from (used in) financing activities	12,847	(329)
Effect of exchange rate changes on cash and cash equivalents	(22)	(1)
Net change in cash and cash equivalents	3,047	(187)
Cash and cash equivalents at beginning of period	966	1,500
Cash and cash equivalents at end of period	$4,013	$1,313
Income taxes paid, net of refunds	$645	$499
Interest paid	$159	$125
Fair value of equity consideration issued in the Merger	$7,555	$—

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,013	$966
Short-term investments	347	—
Accounts receivable	145	116
Accounts receivable, related party	31	41
Other receivables	18	12
Inventories	1,677	1,281
Deferred income taxes, net	935	703
Other current assets	285	204
Total current assets	7,451	3,323
Property, plant and equipment, net of accumulated depreciation (2015 — $1,621; 2014 — $1,627)	1,298	1,203
Trademarks and other intangible assets, net of accumulated amortization	28,301	2,421
Goodwill	17,019	8,016
Other assets and deferred charges	489	233
	$54,558	$15,196
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$178	$142
Tobacco settlement accruals	1,982	1,819
Due to related party	7	1
Deferred revenue, related party	15	32
Current maturities of long-term debt	450	450
Income taxes payable	2,125	—
Dividends payable on common stock	356	356
Other current liabilities	1,329	744
Total current liabilities	6,442	3,544
Long-term debt (less current maturities)	17,550	4,633
Deferred income taxes, net	9,813	383
Long-term retirement benefits (less current portion)	2,239	1,997
Other noncurrent liabilities	188	117
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2015 — 714,550,703; 2014 — 531,283,513)	—	—
Paid-in capital	18,447	6,200
Retained earnings (accumulated deficit)	285	(1,314)
Accumulated other comprehensive loss	(406)	(364)
Total shareholders’ equity	18,326	4,522
	$54,558	$15,196

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

On June 12, 2015, RAI acquired Lorillard, Inc., referred to as Lorillard, in a cash and stock transaction, referred to as the Merger, pursuant to which a wholly owned subsidiary of RAI, referred to as Merger Sub, merged with and into Lorillard, with Lorillard surviving as a wholly owned subsidiary of RAI, all in accordance with an agreement and plan of merger, dated July 15, 2014, among RAI, Merger Sub and Lorillard, referred to as the Merger Agreement.

Also on June 12, 2015, a wholly owned subsidiary, referred to as Imperial Sub, of Imperial Tobacco Group, PLC, referred to as Imperial, acquired for approximately $7.1 billion certain assets (1) owned by RAI subsidiaries or affiliates relating to the cigarette brands WINSTON, KOOL and SALEM, and (2) owned by Lorillard subsidiaries or affiliates related to the cigarette brand MAVERICK and the “e-vapor” brand blu (including SKYCIG), as well as Lorillard’s owned and leased real property, and certain transferred employees, together with associated liabilities, all in accordance with (x) an asset purchase agreement, dated July 15, 2014, as amended, referred to as the Asset Purchase Agreement, among RAI and Imperial Sub, and for certain provisions of the Asset Purchase Agreement and as guarantor of certain obligations of Imperial Sub, Imperial, and (y) a transfer agreement, dated July 15, 2014, referred to as the Transfer Agreement, between Lorillard and Imperial Sub.  The transactions pursuant to the Asset Purchase Agreement and Transfer Agreement are collectively referred to as the Divestiture.

In addition, on June 12, 2015, shortly after the completion of the Merger, Lorillard Tobacco Company, LLC, a wholly owned subsidiary of Lorillard, referred to as Lorillard Tobacco, merged with and into RJR Tobacco, with RJR Tobacco continuing as the surviving entity, referred to as the Lorillard Tobacco Merger. The statements of financial position and results of operations contained in the condensed consolidated financial statements (unaudited) reflect the results of the Merger and Divestiture and related transactions. For additional information on the Merger and Divestiture, and related transactions, see note 2.

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

Basis of Presentation

The accompanying interim condensed consolidated financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as GAAP, for interim financial information and,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All material intercompany balances have been eliminated. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim period ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Cost of Products Sold

Cost of products sold includes the expenses for the Master Settlement Agreement, referred to as the MSA, and other settlement agreements with the States of Mississippi, Florida, Texas and Minnesota, which together with the MSA are collectively referred to as the State Settlement Agreements; the user fees charged by the U.S. Food and Drug Administration, referred to as the FDA; and the federal tobacco quota assessment that expired in 2014. These expenses were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
State Settlement Agreements	$571	$456	$965	$912
FDA user fees	38	33	73	67
Federal tobacco quota buyout	—	51	—	106

In 2012, RJR Tobacco, Lorillard Tobacco and certain other participating manufacturers, referred to as the PMs, including SFNTC, entered into a term sheet, referred to as the Term Sheet, with 17 states, the District of Columbia and Puerto Rico to settle certain claims related to the MSA non-participating manufacturer adjustment, referred to as the NPM Adjustment. The Term Sheet resolves claims related to volume years from 2003 through 2012 and puts in place a revised method to determine future adjustments from 2013 forward as to jurisdictions that join the agreement. On March 12, 2013, a single, nationwide arbitration panel of three former federal judges, referred to as the Arbitration Panel, hearing the dispute related to the 2003 NPM Adjustment (and related matters) issued an order, referred to as the Order, authorizing the implementation of the Term Sheet. In addition, after the Order, one additional state signed the Term Sheet on April 12, 2013; and, two additional states signed the Term Sheet on May 24, 2013. The Term Sheet is binding on all signatories.

Based on the jurisdictions bound by the Term Sheet through December 31, 2013, RJR Tobacco and SFNTC, collectively, will receive credits, currently estimated to total approximately $1.1 billion, with respect to their NPM Adjustment claims for the period from 2003 through 2012. These credits will be applied against annual payments under the MSA over a five-year period, which commenced with the April 2013 MSA payment. As a result of the Lorillard Tobacco Merger, RJR Tobacco will receive approximately $22 million of additional credits, attributable to Lorillard Tobacco, which will be applied against annual payments in 2016 and 2017.

In June 2014, two additional states agreed to settle the NPM Adjustment disputes on similar terms as set forth in the Term Sheet, except for certain provisions related to the determination of credits to be received by the PMs. RJR Tobacco and SFNTC, collectively, will receive credits, currently estimated to total approximately $170 million, with respect to their NPM Adjustment claims from 2003 through 2012. The credits related to these two states will be applied against annual payments under the MSA over a five-year period, which effectively commenced with the April 2014 MSA payment. As a result, expenses for the MSA were reduced by approximately $34 million for the three and six months ended June 30, 2014. As a result of the Lorillard Tobacco Merger, RJR Tobacco will receive approximately $5 million of additional credits, attributable to Lorillard Tobacco, which will be applied against annual payments over the next three years.

As a result of meeting the performance requirements associated with the Term Sheet, RJR Tobacco and Santa Fe, collectively, recognized credits of $69 million and $91 million for the three months ended June 30, 2015 and 2014, respectively, and $135 million and $154 million for the six months ended June 30, 2015 and 2014, respectively. RJR Tobacco expects to recognize additional credits through 2017, and Santa Fe expects to recognize additional credits through 2016.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On September 11, 2013, the Arbitration Panel ruled six states had not diligently enforced their qualifying statutes in 2003 related to the NPM Adjustment.  Based on the status of the various challenges filed by the non-diligent states to certain rulings of the Arbitration Panel related to the 2003 NPM Adjustment claim, as of June 30, 2015, two of the non-diligent states are no longer challenging the findings of non-diligence entered against them by the Arbitration Panel.  As a result, a certain portion of the NPM Adjustment claim for 2003 from these two states is now certain and can be estimated. Consequently, RJR Tobacco and Santa Fe, collectively, recognized $70 million as a reduction of cost of products sold for the six months ended June 30, 2015.

For additional information related to the NPM Adjustment settlement and the 2003 NPM Adjustment claim, see “—Litigation Affecting the Cigarette Industry —State Settlement Agreements—Enforcement and Validity; Adjustments” in note 11.

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

The components of the pension benefits and the postretirement benefits are set forth below:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			Postretirement				Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$7	$6	$—	$—	$13	$11	$1	$1
Interest cost	67	67	12	13	131	133	24	27
Expected return on plan assets	(90)	(91)	(3)	(3)	(178)	(181)	(6)	(6)
Amortization of prior service cost (credit)	—	1	(10)	(10)	1	2	(21)	(21)
Total benefit cost (credit)	$(16)	$(17)	$(1)	$—	$(33)	$(35)	$(2)	$1

RAI disclosed in its financial statements for the year ended December 31, 2014, that it expects to contribute $109 million to its pension plans in 2015, of which $5 million was contributed during the first six months of 2015.

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

In April 2015, the FASB issued amended guidance to simplify the presentation of debt issuance costs.  The current guidance requires debt issuance costs to be reported on the balance sheet as an asset and amortized as interest expense.  The amended guidance requires debt issuance costs be presented as a direct reduction of the debt liability it is associated with similar to the way debt discounts are presented.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  The standard requires retrospective application for all prior periods presented.  Early adoption is permitted.  The adoption of the amended guidance is not expected to have a material impact on RAI’s results of operations, cash flows or financial position.

In April 2015, the FASB issued new guidance for determining if an arrangement for cloud services includes a license of software.  This new guidance does not change the accounting standard for cloud service providers, but does base the criteria for determining if a license of software is part of the arrangement based on the existing guidance.  If a license of software is present in the arrangement, the fee associated with the license portion will be capitalized when the criteria for capitalization of internal-use software are met.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  Early adoption is permitted.  RAI is evaluating the effect that this guidance will have on its consolidated financial statements.

Note 2 — Merger, Divestiture and BAT Share Purchase

Merger

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On June 12, 2015, the Merger was completed, with Merger Sub merging with and into Lorillard and Lorillard surviving as a wholly owned subsidiary of RAI.  Pursuant to the Merger Agreement, each share of outstanding Lorillard common stock (other than treasury shares held by Lorillard and any shares of Lorillard common stock owned by any Lorillard subsidiary, RAI or Merger Sub) was converted into the right to receive (1) 0.2909 of a share of RAI common stock plus (2) $50.50 in cash (the foregoing collectively referred to as the Merger Consideration).  RAI issued 104,706,847 shares of RAI common stock at a price of $72.15 per share to Lorillard shareholders in the Merger.

As a part of the Merger, RAI acquired the premium cigarette brand, NEWPORT, which is the top selling menthol and second largest selling cigarette brand overall in the United States.  In addition to NEWPORT, RAI acquired three additional brand families marketed under the KENT, TRUE and OLD GOLD brand names.

In accordance with FASB Accounting Standards Codification 805, Business Combinations, referred to as ASC 805, the Merger has been accounted for using the acquisition method of accounting with RAI considered the acquirer of Lorillard. RAI recorded assets acquired, including identifiable intangible assets, and liabilities assumed, from Lorillard at their respective fair values at the date of completion of the Merger.  Any excess of the purchase price over the net fair value of such assets and liabilities will be recorded as goodwill.

The table below presents the purchase price along with a preliminary allocation of the purchase price to the assets acquired and liabilities assumed in the Merger.

Purchase Price

Fair value of RAI common stock issued	$7,555
Cash paid to Lorillard shareholders at $50.50 per share	18,205
Cash paid for Lorillard stock options and stock appreciation rights	73
Purchase price	$25,833

Preliminary Allocation of Purchase Price

Assets
Cash and cash equivalents	$1,059
Short-term investments	347
Accounts and other receivables	45
Inventories	583
Income tax receivable	114
Other current assets	1,361
Property, plant and equipment	94
Trademarks and other intangible assets	26,242
Goodwill	10,852
Other assets and deferred charges	210

Liabilities
Tobacco settlement accruals	753
Other current liabilities	507
Long-term debt (less current maturities)	3,951
Deferred income taxes, net	9,536
Long-term retirement benefits	263
Other noncurrent liabilities	64
Preliminary allocation of purchase price	$25,833

The allocation of the purchase price reflected in the accompanying financial statements is preliminary and based upon estimates and assumptions that are subject to change within the measurement period (up to one year from the closing date of the Merger

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

pursuant to ASC 805).  The measurement period remains open pending the completion of valuation procedures related to acquired assets and assumed liabilities.  Goodwill generated from the acquisition is primarily attributable to the establishment of deferred tax liabilities associated with the trademarks acquired and the expected synergies from future growth, and is allocated to the reporting unit that is expected to benefit from these synergies.  The $10,852 million allocated to goodwill represents the excess of the preliminary allocation of the purchase price over the fair value of assets acquired and liabilities assumed, which amount has been allocated to the RJR Tobacco segment, and will be non-deductible for tax purposes.

The results of operations of the acquired Lorillard brands are included in RAI’s condensed consolidated statements of income from the date of acquisition and include $197 million of total net sales for the three and six months ended June 30, 2015, and are included in the RJR Tobacco segment’s financial results.  There was no material impact to net income for the three and six months ended June 30, 2015.

Divestiture

On June 12, 2015, the Divestiture was completed, and Imperial Sub acquired the cigarette brands WINSTON, KOOL and SALEM, previously owned by RAI subsidiaries and included in the RJR Tobacco segment, as well as the cigarette brand MAVERICK and the “e-vapor” brand blu (including SKYCIG), previously owned by Lorillard subsidiaries, and other assets and certain liabilities, including inventory, fixed assets and employee benefit plans, for an aggregate purchase price of approximately $7.1 billion.  A summary of the pre-tax preliminary gain is as follows:

Purchase price	$7,056
Net assets and liabilities divested	(1,708)
Goodwill associated with divested RJR Tobacco brands	(1,849)
Gain on Divestiture	$3,499

BAT Share Purchase and Other

In connection with the Merger and Divestiture, on July 15, 2014, RAI, BAT, and for limited purposes only, B&W, entered into a subscription and support agreement, referred to as the Subscription Agreement, pursuant to which BAT agreed to subscribe for and purchase, directly or indirectly through one or more of its wholly owned subsidiaries, simultaneously with the completion of the Merger and at a price of approximately $4.7 billion in the aggregate, shares of RAI common stock such that BAT, directly or indirectly through its affiliates, would maintain its approximately 42% beneficial ownership in RAI (the foregoing purchase is referred to as the BAT Share Purchase).

On June 12, 2015, concurrently with the completion of the Merger and Divestiture and pursuant to the Subscription Agreement, BAT indirectly (through a wholly owned subsidiary) purchased 77,680,259 shares of RAI common stock for approximately $4.7 billion, which was sufficient for BAT and its subsidiaries collectively to maintain their approximately 42% beneficial ownership in RAI.  Upon completion of the transactions on June 12, 2015, BAT and its subsidiaries collectively owned 301,014,278 shares, or approximately 42%, of RAI’s outstanding common stock.

RAI financed the cash portion of the Merger Consideration and related fees and expenses with (1) the net proceeds from a public offering of $9 billion aggregate principal amount of newly issued RAI senior notes, (2) the proceeds from the Divestiture, (3) the proceeds from the BAT Share Purchase and (4) available cash. Transaction related costs of $39 million and $54 million, for the three and six months ended June 30, 2015, respectively, were expensed as incurred and included in selling, general and administrative expenses in RAI’s condensed consolidated statements of income (unaudited).

Pro forma financial information (unaudited)

The following unaudited pro forma consolidated financial information presents the combined results of operations of RAI and Lorillard as if the Merger and Divestiture had occurred at the beginning of the earliest period presented and includes non-recurring pro forma adjustments that were directly attributable to the Merger and Divestiture. Pro forma net income includes adjustments for acquisition-related costs.  Pro forma net income  per share includes the impact of the issuance of RAI common stock in the BAT Share Purchase and as part of the Merger Consideration.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$3,102	$2,884	$5,871	$5,439
Net income	680	597	1,218	1,065
Net income per share:
Basic income per share:
Net income	$0.95	$0.83	$1.70	$1.48
Diluted income per share:
Net income	$0.95	$0.83	$1.70	$1.48

The unaudited pro forma results do not reflect cost savings or synergies from operating efficiencies or the effect of the incremental costs incurred in the Merger or Divestiture.  Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the Merger and Divestiture had occurred at the beginning of the periods presented, nor are they indicative of future results of operations.

Note 3 — Fair Value

Fair Value of Financial Assets and Liabilities

Financial assets and liabilities carried at fair value were as follows:

	June 30, 2015				December 31, 2104
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$3,859	$—	$—	$3,859	$883	$—	$—	$883
Short-term investments:
Corporate debt securities	—	210	—	210	—	—	—	—
U.S. Governmental agency obligations	—	71	—	71	—	—	—	—
Commercial paper	—	27	—	27	—	—	—	—
International governmental obligations	—	39	—	39	—	—	—	—
Other assets and deferred charges:
Corporate debt securities	—	104	—	104	—	—	—	—
U.S. Governmental agency obligations	—	28	—	28	—	—	—	—
Auction rate securities	—	—	79	79	—	—	79	79
Mortgage-backed security	—	—	11	11	—	—	12	12
Marketable equity security	2	—	—	2	2	—	—	2
Interest rate swaps	—	59	—	59	—	—	—	—

There were no transfers between the levels for the six months ended June 30, 2015, or in the year ended December 31, 2014.

RAI’s short-term and long-term investments include corporate debt securities, U.S. Government agency obligations, commercial paper and international government obligations. The fair value of these investments, classified as Level 2, utilized quoted prices for identical assets in less active markets or quoted prices for similar assets in active markets. The fair value of the interest rate swaps, classified as Level 2, utilized a market approach model using the notional amount of the interest rate swaps and observable inputs of time to maturity and market interest rates.

RAI has investments in auction rate securities linked to corporate credit risk, investments in auction rate securities related to financial insurance companies, an investment in a mortgage-backed security and an investment in a marketable equity security. The unrealized gains and losses, net of tax, were included in accumulated other comprehensive loss in RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2015, and consolidated balance sheet as of December 31, 2014. The funds associated with the auction rate securities will not be accessible until a successful auction occurs or a buyer is found.

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

RAI determined the change in the fair value of the investment in a marketable equity security using quoted market prices as of June 30, 2015.

Financial assets classified as Level 3 investments were as follows:

	June 30, 2015			December 31, 2014
	Cost	Gross Unrealized Loss (1)	Estimated Fair Value	Cost	Gross Unrealized Loss(1)	Estimated Fair Value
Auction rate securities	$99	$(20)	$79	$99	$(20)	$79
Mortgage-backed security	17	(6)	11	18	(6)	12
	$116	$(26)	$90	$117	$(26)	$91

(1)

Unrealized losses, net of tax, are reported in accumulated other comprehensive loss in RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2015, and consolidated balance sheet as of December 31, 2014.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The changes in the Level 3 investments during the six months ended June 30, 2015, were as follows:

	Auction Rate Securities
	Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value
Balance as of January 1, 2015	$99	$(20)	$79
Balance as of June 30, 2015	$99	$(20)	$79

	Mortgage-Backed Security
	Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value
Balance as of January 1, 2015	$18	$(6)	$12
Redemptions	(1)	—	(1)
Balance as of June 30, 2015	$17	$(6)	$11

Fair Value of Debt

The estimated fair value of RAI’s outstanding debt, in the aggregate, was $18.3 billion and $5.4 billion, with an effective average annual interest rate of approximately 4.5%, as of June 30, 2015, and December 31, 2014, respectively. The fair values are based on available market quotes, credit spreads and discounted cash flows, as appropriate.

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

In September 2013, RAI called for the redemption of, among other RAI notes, the $775 million outstanding principal amount of 7.625% notes due in 2016. Approximately $450 million of this outstanding principal amount was included in the interest rate swap agreements described above. As a result of this action and the maturity of debt in June 2012, RAI had $700 million of previously swapped outstanding fixed rate debt with an effective rate of interest of approximately 3.8%, as of June 30, 2015, and December 31, 2014.

In May 2012, RAI entered into forward starting interest rate contracts with an aggregate notional amount of $1 billion. RAI designated those derivatives as cash flow hedges of a future debt issuance, and they were determined to be highly effective at inception. The forward starting interest rate contracts mitigated RAI’s exposure to changes in the benchmark interest rate from the date of inception until the date of the forecasted transaction. On October 31, 2012, RAI completed the sale of $2.55 billion in aggregate principal amount of senior notes, consisting of $450 million of 1.05% senior notes due October 30, 2015, $1.1 billion of 3.25% senior notes due November 1, 2022, and $1 billion of 4.75% senior notes due November 1, 2042. The forward starting interest rate contracts were terminated, and $23 million in associated losses were settled with cash payments to the counterparties. The effective portion of the losses are recorded in accumulated other comprehensive loss in RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2015, and consolidated balance sheet as of December 31, 2014, and will be amortized over the life of the related debt.

The amortization of derivative instruments impacted the condensed consolidated statements of income (unaudited) as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Interest and debt expense	$(4)	$(4)	$(8)	$(8)

On June 12, 2015, RJR Tobacco assumed the fixed to floating interest rate swap agreements that Lorillard Tobacco held on its 8.125% notes due in 2019.  Under the agreement, RJR Tobacco receives interest based on a fixed rate of 8.125% and pays interest

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

based on a floating one-month LIBOR rate plus a spread of 4.625%.  The variable rate was 4.812% as of June 30, 2015.  The agreements expire in June 2019.  The interest rate swap agreements qualify for hedge accounting and were designated as fair value hedges at the date of the Merger.  Under the swap agreements, RJR Tobacco receives a fixed rate settlement and pays a variable rate settlement with the difference recorded in interest expense. The difference reduced interest expense by $1 million for the three and six months ended June 30, 2015, respectively. As of June 30, 2015, the fair value hedges were highly effective, with an immaterial gain representing the ineffective portion, that was recorded in other (income) expense, net in the condensed consolidated statements of income (unaudited) for the three and six months ended June 30, 2015. See note 10 for additional information relating to fair value hedges.

Note 4 — Intangible Assets

The changes in the carrying amounts of goodwill by segment were as follows:

	RJR Tobacco	American Snuff	Santa Fe	All Other	Consolidated
Goodwill	$9,065	$2,501	$197	$44	$11,807
Accumulated impairment charges	(3,763)	(28)	—	—	(3,791)
Net goodwill balance as of December 31, 2014	5,302	2,473	197	44	$8,016
2015 Activity
Merger goodwill	10,852	—	—	—	10,852
Divested goodwill	(1,849)	—	—	—	(1,849)
	9,003	—	—	—	9,003
Net goodwill balance as of June 30, 2015	$14,305	$2,473	$197	$44	$17,019

The carrying amounts and changes therein of trademarks and other intangible assets by segment were as follows:

	RJR Tobacco		American Snuff	Santa Fe	All Other	Consolidated
	Trademarks	Other	Trademarks	Trademarks	Other	Trademarks	Other
Indefinite-lived:
Balance as of December 31, 2014	$977	$99	$1,136	$155	$4	$2,268	$103
Trademarks acquired in Merger	26,000	—	—	—	—	26,000	—
Trademarks divested	(344)	—	—	—	—	(344)	—
Other intangibles divested	—	(12)	—	—	—	—	(12)
	25,656	(12)	—	—	—	25,656	(12)
Balance as of June 30, 2015	$26,633	$87	$1,136	$155	$4	$27,924	$91
Finite-lived:
Balance as of December 31, 2014	$12	$31	$7	$—	$—	$19	$31
Trademarks acquired in Merger	9	—	—	—	—	9	—
Customer list acquired in Merger	—	233	—	—	—	—	233
Amortization	(2)	(4)	—	—	—	(2)	(4)
	7	229	—	—	—	7	229
Balance as of June 30, 2015	$19	$260	$7	$—	$—	$26	$260

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Acquisition-related intangible assets include finite-lived trademarks and acquired customer relationships, which are being amortized using the straight-line method over their estimated useful lives, of 5 and 20 years, respectively. In addition, the acquisition-related intangible assets include an indefinite-lived trademark, which is not amortized. Acquisition-related intangible assets are included in the RJR Tobacco segment.  Amortization for the three and six months ended June 30, 2015, was $1 million.

As part of the Divestiture, RJR Tobacco divested to Imperial Sub the rights to sell WINSTON and SALEM in U.S. overseas military and U.S. duty-free markets.

Details of finite-lived intangible assets were as follows:

	June 30, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$233	$(1)	$232	$—	$—	$—
Contract manufacturing agreements	151	(137)	14	151	(135)	16
Trademarks	123	(97)	26	114	(95)	19
Other intangibles	15	(1)	14	15	—	15
	$522	$(236)	$286	$280	$(230)	$50

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Year	Amount
Remainder of 2015	$11
2016	22
2017	22
2018	21
2019	15
Thereafter	195
$286

Note 5 — Restructuring

In 2012, RAI announced that it and its subsidiaries, RJR Tobacco and RAI Services Company, had completed a business analysis designed to identify resources to reinvest in their businesses. As a result of this initiative, the total U.S. workforce of RAI and its subsidiaries will decline by a net of approximately 10% upon the completion of the restructuring by the end of 2015. Cash payments related to the restructuring will be substantially complete by the end of 2016.

As of June 30, 2015, $129 million had been utilized to date. Accordingly, in the condensed consolidated balance sheet (unaudited) as of June 30, 2015, $18 million was included in other current liabilities and $2 million was included in other noncurrent liabilities.

The changes in the restructuring liability were as follows:

Employee Severance and Benefits
Balance as of December 31, 2013	$57
Utilized in 2014	(17)
Balance as of December 31, 2014	40
Utilized in 2015	(20)
Balance as of June 30, 2015	$20

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 6 — Income Per Share

The components of the calculation of income per share were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Income from continuing operations	$1,928	$492	$2,317	$830
Income from discontinued operations	—	—	—	25
Net income	$1,928	$492	$2,317	$855
Basic weighted average shares, in thousands	568,177	533,311	549,852	535,037
Effect of dilutive potential shares:
Restricted stock units	1,527	1,454	1,748	1,787
Diluted weighted average shares, in thousands	569,704	534,765	551,600	536,824

Note 7 — Inventories

The major components of inventories were as follows:

	June 30, 2015	December 31, 2014
Leaf tobacco	$1,312	$1,125
Other raw materials	110	90
Work in process	80	72
Finished products	313	171
Other	39	27
Total	1,854	1,485
LIFO allowance	(177)	(204)
	$1,677	$1,281

RJR Tobacco performs its annual LIFO inventory valuation at December 31. Interim periods represent an estimate of the expected annual valuation.

Note 8 — Income Taxes

The provision for income taxes from continuing operations was as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Provision for income taxes from continuing operations	$2,311	$283	$2,542	$476
Effective tax rate	54.5%	36.5%	52.3%	36.4%

The effective tax rate for the three and six months ended June 30, 2015, as compared with the same prior-year period, was unfavorably impacted by an increase in tax attributable to nondeductible acquisition costs, nondeductible goodwill in the amount of $1,849 million associated with the Divestiture and an increase in uncertain tax positions, partially offset by a decrease in tax attributable to the release of a valuation allowance in the amount of $37 million and a reduction in state income taxes. The effective tax rate for the three and six months ended June 30, 2014, was favorably impacted by a decrease in uncertain tax positions related to a federal audit settlement.

The effective tax rate for each period differed from the federal statutory rate of 35% due to the domestic manufacturing deduction of the American Jobs Creation Act of 2004, state income taxes and certain nondeductible items.

The audit of the 2010 and 2011 tax years by the Internal Revenue Service was closed on February 27, 2014. A tax benefit of $25 million attributable to a decrease in uncertain tax positions was recorded in discontinued operations for the six months ended June 30, 2014.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 9 — Borrowing Arrangements

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

The lenders’ obligations under the Credit Agreement to fund borrowings are subject to the accuracy of RAI’s representations and warranties and the absence of any default, provided, however, that the accuracy of RAI’s representation as to the absence of any material adverse effect (as defined in the Credit Agreement) is not a condition to borrowing for the purpose of refinancing maturing commercial paper.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

In the first six months of 2015, RAI borrowed and repaid $1.4 billion under the Credit Agreement at an average interest rate of 1.37%. As of June 30, 2015, there were no borrowings, and $8 million of letters of credit outstanding under the Credit Agreement.

Bridge Facility

In September 2014, RAI entered into a bridge credit agreement, referred to as the Bridge Facility, with a syndicate of lenders, providing for a 364-day senior unsecured term loan in the aggregate principal amount of up to $9 billion.  The Bridge Facility was available for the purpose of financing a portion of the Merger Consideration.  As described below in note 10, RAI issued notes, in lieu of borrowing any funds under the Bridge Facility, to finance part of the cash portion of the Merger Consideration.  By its terms, the Bridge Facility terminated on June 12, 2015. Amortization and fees related to the Bridge Facility were $17 million and $48 million for the three and six months ended June 30, 2015, respectively, and were included in interest and debt expense.

Note 10 — Long-Term Debt

New Notes

On June 12, 2015, RAI completed an underwritten public offering of $9.0 billion aggregate principal amount of its senior notes, consisting of $1.25 billion aggregate principal amount of 2.30% Senior Notes due 2018, $1.25 billion aggregate principal amount of 3.25% Senior Notes due 2020, $1.0 billion aggregate principal amount of 4.00% Senior Notes due 2022, $2.5 billion aggregate principal amount of 4.45% Senior Notes due 2025, $750 million aggregate principal amount of 5.70% Senior Notes due 2035 and $2.25 billion aggregate principal amount of 5.85% Senior Notes due 2045.  The foregoing RAI notes are collectively referred to as the New Notes.  The proceeds from the offering of the New Notes were used to fund part of the cash portion of the Merger Consideration, the unpaid fees and expenses incurred in connection with the Merger and related transactions contemplated by the Merger Agreement, and the payment of certain Lorillard equity awards and certain change of control payments, also as contemplated by the Merger Agreement.

The New Notes are unsecured, and are fully and unconditionally guaranteed on a senior unsecured basis by certain of RAI’s subsidiaries, including its material domestic subsidiaries, which are the same guarantors that guarantee its other outstanding senior notes and its Credit Agreement. Any guarantor that is released from its guarantee under the Credit Agreement, or any replacement or refinancing thereof, also will be released automatically from its guarantee of the New Notes and RAI’s other outstanding notes. RAI may redeem the New Notes in whole or in part at any time at the applicable redemption price. If RAI experiences specific kinds of changes of control, accompanied by a certain credit ratings downgrade of any series of New Notes, RAI must offer to repurchase such series.

Lorillard Tobacco Notes

Immediately prior to the Merger, Lorillard Tobacco had outstanding an aggregate of $3.5 billion in principal amount of senior unsecured notes in seven series, referred to as the Lorillard Tobacco Notes, all of which were guaranteed by Lorillard.  In connection with the Lorillard Tobacco Merger, RJR Tobacco assumed Lorillard Tobacco’s obligations under the Lorillard Tobacco Notes and the indenture governing the Lorillard Tobacco Notes, referred to as the Lorillard Tobacco Indenture, and RJR assumed Lorillard’s obligations as guarantor under the Lorillard Tobacco Notes and the Lorillard Tobacco Indenture.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

RAI’s long-term debt, net of discounts and including adjustments associated with interest rate swaps of $38 million and $48 million as of June 30, 2015 and December 31, 2014, respectively, is below. RJR Tobacco’s long-term debt, including adjustments associated with interest rate swaps of $59 million and adjustments to fair value of $392 million as of June 30, 2015, is below.

	June 30, 2015	December 31, 2014
RAI
2.30% notes due 2018	$1,250	$—
3.25% notes due 2020	1,250	—
3.25% notes due 2022	1,099	1,099
4.00% notes due 2022	999	—
4.45% notes due 2025	2,492	—
4.75% notes due 2042	992	992
4.85% notes due 2023	550	550
5.70% notes due 2035	747	—
5.85% notes due 2045	2,238	—
6.15% notes due 2043	547	547
6.75% notes due 2017	738	747
7.25% notes due 2037	448	448
7.75% notes due 2018	249	250
Total RAI long-term debt	$13,599	$4,633

RJR Tobacco
2.300% notes due 2017	$505	$—
3.500% notes due 2016	511	—
3.750% notes due 2023	486	—
6.875% notes due 2020	870	—
7.000% notes due 2041	299	—
8.125% notes due 2019*	954	—
8.125% notes due 2040	326	—
Total RJR Tobacco long-term debt	$3,951	$—
Total long-term debt (less current maturities)	$17,550	$4,633
Current maturities of long-term debt	450	450
	$18,000	$5,083

__________________

* The interest rate payable on these notes generally is subject to adjustment from time to time (as detailed in the form of these notes) based upon the credit rating assigned to these notes, provided that in no event will (1) the interest rate for these notes be reduced below 8.125% or (2) the total increase in the interest rate on these notes exceed 2.0% above 8.125%.

As of June 30, 2015, the maturities of RAI and RJR Tobacco’s notes, net of discounts, were as follows:

Year	RAI	RJR Tobacco	Total
2015	$450	$—	450
2016	—	500	500
2017	700	500	1,200
2018	1,500	—	1,500
2019	—	750	750
2020	1,250	750	2,000
2022 and thereafter	10,111	1,000	11,111
	$14,011	$3,500	$17,511

Exchange Offers and Consent Solicitations

On June 11, 2015, RAI commenced (1) private offers to exchange, referred to as the Exchange Offers, any and all (to the extent held by eligible holders) of the Lorillard Tobacco Notes for a series of new RAI senior notes, referred to as the Exchange Notes, having the same interest payment and maturity dates and interest rate provisions as the corresponding series of Lorillard Tobacco

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Notes, and (2) related consent solicitations, referred to as the Consent Solicitations, of the eligible holders of each series of Lorillard Tobacco Notes to amend the Lorillard Tobacco Indenture, with such amendments referred to as the Indenture Amendments.

The Exchange Offers and Consent Solicitations expired on July 10, 2015, referred to as the Expiration Date.  Eligible holders who validly tendered, and did not validly withdraw, their Lorillard Tobacco Notes in the Exchange Offers (and thereby gave, and did not validly revoke, their consents to the Indenture Amendments) received, upon settlement of the Exchange Offers and Consent Solicitations on July 15, 2015, Exchange Notes in the same principal amount as the Lorillard Tobacco Notes tendered therefor plus a consent payment of $2.50 per $1,000 principal amount of Lorillard Tobacco Notes tendered.   The following table sets forth, as of the Expiration Date, the principal amounts of each series of Lorillard Tobacco Notes that (1) had been validly tendered and not validly withdrawn (and consents thereby validly given and not validly revoked) and (2) were not tendered in the Exchange Offers:

Series of Lorillard Tobacco Notes	Principal Amount of Lorillard Tobacco Notes Outstanding Prior to Exchange Offers	Principal Amount of Lorillard Tobacco Notes Tendered in Exchange Offers	Principal Amount of Lorillard Tobacco Notes Not Tendered in Exchange Offers
2.300% notes due 2017	$500	$447	$53
3.500% notes due 2016	500	415	85
3.750% notes due 2023	500	474	26
6.875% notes due 2020	750	641	109
7.000% notes due 2041	250	240	10
8.125% notes due 2019	750	669	81
8.125% notes due 2040	250	237	13
	$3,500	$3,123	$377

RJR Tobacco remains the principal obligor of the Lorillard Tobacco Notes that were not tendered in the Exchange Offers, and currently RAI and RJR are the guarantors of such notes.  The Exchange Notes are the principal obligations of RAI and are guaranteed by the same guarantors as RAI’s other outstanding senior notes, including the New Notes.  Unlike RAI’s outstanding senior notes, including the New Notes and Exchange Notes, the Lorillard Tobacco Notes (with a limited exception for the 3.75% Lorillard Tobacco Notes due 2023) are not redeemable at the option of the issuer prior to maturity.  The Exchange Notes were issued in a private offering exempt from, or not subject to, the registration requirements of the federal securities laws.  RAI entered into a registration rights agreement, however, upon the settlement of the Exchange Offers, pursuant to which RAI has agreed, among other things, to offer to exchange the Exchange Notes for materially identical notes which have been registered under the Securities Act of 1933.  Upon certain defaults under the registration rights agreement, additional interest will accrue on the Exchange Notes.

In addition, RAI received the requisite number of consents to adopt the Indenture Amendments, which became operative on the July 15, 2015, settlement date, with respect to each of the seven series of Lorillard Tobacco Notes.  The Indenture Amendments:

•	eliminated substantially all of the restrictive covenants and a bankruptcy event of default for the issuer and the guarantor of the Lorillard Tobacco Notes under the Lorillard Tobacco Indenture;
•

eliminated the requirement under the Lorillard Tobacco Indenture that the guarantor of the Lorillard Tobacco Notes continue to provide holders of the Lorillard Tobacco Notes with financial statements and other financial information similar to that provided in periodic reports under the Securities Exchange Act of 1934 when it is not subject to such reporting requirements; and

•

relieved the issuer of the Lorillard Tobacco Notes of the requirement (if any) under the Lorillard Tobacco Indenture that the issuer offer to repurchase the Lorillard Tobacco Notes upon certain change of control events combined with certain credit ratings events to the extent such change of control events relate to, arise out of or are undertaken in connection with the Merger or the Lorillard Tobacco Merger.

On June 12, 2015, RJR Tobacco assumed the interest rate swap agreements associated with the 8.125% Lorillard Tobacco Notes due in 2019.  The interest rate swap agreements qualify for hedge accounting and were designated as fair value hedges at the date of the Merger. Under the swap agreements, RJR Tobacco receives a fixed rate settlement and pays a variable rate settlement with the difference recorded in interest expense.

For derivatives designated as fair value hedges, which relate entirely to hedges of long-term debt, changes in the fair value of the derivatives are recorded in other assets or other liabilities with an offsetting adjustment to the carrying amount of the hedged debt. Any temporary differences in the change in the fair value of the derivatives relative to the change in the fair value of the hedged debt are recorded in other (income) expense, net. At June 30, 2015, the adjusted carrying amount of the hedged debt was $954 million, and the amount included in other assets and deferred charges included in the condensed consolidated balance sheet (unaudited) was $59 million.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

See note 2 for additional information on the Merger and note 3 for additional information on interest rate management.

Note 11 — Commitments and Contingencies

Tobacco Litigation — General

Introduction

Various legal proceedings or claims, including litigation claiming that cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco (including as successor by merger of Lorillard Tobacco, as detailed below), American Snuff Co. or their affiliates, including RAI, RJR, Lorillard or indemnitees, including B&W. These pending legal proceedings include claims relating to cigarette products manufactured by RJR Tobacco, Lorillard Tobacco or certain of their affiliates or indemnitees, as well as claims relating to smokeless tobacco products manufactured by American Snuff Co. A discussion of the legal proceedings relating to cigarette products is set forth below under the heading “— Litigation Affecting the Cigarette Industry.” All of the references under that heading to tobacco-related litigation, smoking and health litigation and other similar references are references to legal proceedings relating to cigarette products and are not references to legal proceedings involving smokeless tobacco products, and case numbers under that heading include only cases involving cigarette products. The legal proceedings relating to the smokeless tobacco products manufactured by American Snuff Co. are discussed separately under the heading “— Smokeless Tobacco Litigation” below.

In connection with the B&W business combination, RJR Tobacco has agreed to indemnify B&W and its affiliates, including its indirect parent, BAT, against certain liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. As a result of this indemnity, RJR Tobacco has assumed the defense of pending B&W-specific tobacco-related litigation, has paid the judgments and costs related to certain pre-business combination tobacco-related litigation of B&W, and has posted bonds on behalf of B&W, where necessary, in connection with cases decided since the B&W business combination.  In connection with the Merger and Divestiture, as applicable, RAI and RJR Tobacco undertook certain indemnification obligations.  See “— Other Contingencies – Imperial Sub Indemnity” and “— Other Contingencies – Loews Indemnity” below.

On June 12, 2015, Lorillard Tobacco was merged with and into RJR Tobacco, with RJR Tobacco as the surviving entity and Lorillard Tobacco ceasing to exist.  As a consequence of the Lorillard Tobacco Merger, RJR Tobacco succeeded to Lorillard Tobacco’s liabilities, and RJR Tobacco assumed the defense of pending Lorillard Tobacco litigation and will be responsible for paying judgments, paying costs, and posting bonds relating to Lorillard Tobacco’s litigation.  Although Lorillard Tobacco no longer exists as a result of the Lorillard Tobacco Merger, it will remain as a named party in cases pending on the date of the Lorillard Tobacco Merger until courts grant motions to substitute RJR Tobacco for Lorillard Tobacco or the claims are dismissed.

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

The term “settlement” refers to certain types of cases in which cigarette manufacturers, including RJR Tobacco, B&W and Lorillard Tobacco, have agreed to resolve disputes with certain plaintiffs without resolving the case through trial. The principal terms of certain settlements entered into by RJR Tobacco, B&W and Lorillard Tobacco are explained below under “— Accounting for Tobacco-Related Litigation Contingencies.”

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Theories of Recovery

The plaintiffs seek recovery on a variety of legal theories, including negligence, strict liability in tort, design defect, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, medical monitoring and violations of state and federal antitrust laws. In certain of these cases, the plaintiffs claim that cigarette smoking exacerbated injuries caused by exposure to asbestos or, in the case of certain claims asserted against Lorillard Tobacco, that they were injured by exposure to asbestos-containing filters used in one cigarette brand for roughly four years before 1957.

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

Defenses

The defenses raised by RJR Tobacco, Lorillard Tobacco, American Snuff Co. and their affiliates and indemnitees include, where applicable and otherwise appropriate, preemption by the Federal Cigarette Labeling and Advertising Act of some or all claims arising after 1969, or by the Comprehensive Smokeless Tobacco Health Education Act for claims arising after 1986, the lack of any defect in the product, assumption of the risk, contributory or comparative fault, lack of proximate cause, remoteness, lack of standing and statutes of limitations or repose. RAI, RJR and Lorillard have asserted additional defenses, including jurisdictional defenses, in many of the cases in which they are named.

Accounting for Tobacco-Related Litigation Contingencies

In accordance with GAAP, RAI and its subsidiaries, including RJR Tobacco, American Snuff Co. and SFNTC, as applicable, record any loss concerning litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated on an individual case-by-case basis. For the reasons set forth below, RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco, Lorillard Tobacco or their affiliates or indemnitees, or the loss of any particular claim concerning the use of smokeless tobacco products against American Snuff Co., when viewed on an individual basis, is not probable, except for the Engle Progeny cases noted below.

RJR Tobacco and its affiliates believe that they have valid defenses to the smoking and health tobacco litigation claims against them, as well as valid bases for appeal of adverse verdicts against them. RAI, Lorillard, RJR Tobacco, Lorillard Tobacco and their affiliates and indemnitees have, through their counsel, filed pleadings and memoranda in pending smoking and health tobacco litigation that set forth and discuss a number of grounds and defenses that they and their counsel believe have a valid basis in law and fact. With the exception of the Engle Progeny cases described below, RJR Tobacco, Lorillard Tobacco and their affiliates and indemnitees continue to win the majority of smoking and health tobacco litigation claims that reach trial, and a very high percentage of the tobacco-related litigation claims brought against them, including Engle Progeny cases, continue to be dismissed at or before trial. Based on their experience in smoking and health tobacco litigation and the strength of the defenses available to them in such litigation, RJR Tobacco and its affiliates believe that their successful defense of smoking and health tobacco litigation in the past will continue in the future.

RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2015 contains accruals for the following Engle Progeny cases: Hiott, Starr-Blundell, Clayton, Ward, Hallgren, Cohen, Sikes, Thibault, Buonomo, Mrozek and Tullo; as well as payments for attorneys’ fees and statutory interest for Koballa, Webb, and Brown, the judgments of which were paid in 2014.  Other accruals include an amount for the estimated costs of the corrective communications in the U.S. Department of Justice case and RJR Tobacco’s and Lorillard Tobacco’s share of the proposed federal Engle Progeny settlement.  Also, RJR Tobacco paid the amount agreed to by RJR Tobacco and the State of Mississippi to resolve claims that were brought, could have been brought, or could be brought against RJR Tobacco, B&W or Lorillard in the enforcement actions filed in the Mississippi Chancery Court.  As other cases proceed through the appellate process, RAI will evaluate the need for further accruals on an individual case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.

It is the policy of RJR Tobacco and its affiliates to defend tobacco-related litigation claims vigorously; generally, RJR Tobacco and its affiliates and indemnitees do not settle such claims.  However, RJR Tobacco and its affiliates may enter into settlement discussions in some cases, if they believe it is in their best interests to do so.  Exceptions to this general approach include actions taken pursuant to “offer of judgment” statutes, as described below in “ — Litigation Affecting the Cigarette Industry—Overview,” and Filter Cases, as described below in “— Litigation Affecting the Cigarette Industry—Filter Cases,” as well as other historical examples discussed below.

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

The circumstances surrounding the State Settlement Agreements and the funding of a trust fund to benefit the tobacco growers are readily distinguishable from the current categories of smoking and health cases involving RJR Tobacco, Lorillard Tobacco or their affiliates and indemnitees.  The claims underlying the State Settlement Agreements were brought on behalf of the states to recover funds paid for health care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. The State Settlement Agreements settled all the health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions and contain releases of various additional present and future claims. In accordance with the MSA, various tobacco companies agreed to fund a $5.2 billion trust fund to be used to address the possible adverse economic impact of the MSA on tobacco growers. A discussion of the State Settlement Agreements, and a table depicting the related payment schedule, is set forth below under “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases.”

The states were a unique set of plaintiffs and are not involved in any of the smoking and health cases remaining against RJR Tobacco, Lorillard Tobacco or their affiliates and indemnitees. Although RJR Tobacco, Lorillard Tobacco and certain of their affiliates and indemnitees continue to be defendants in health-care cost recovery cases similar in theory to the state cases but involving other plaintiffs, such as Native American tribes and foreign governments, the vast majority of such cases have been dismissed on legal grounds. RJR Tobacco and its affiliates, including RAI, believe that the same legal principles that have resulted in dismissal of health-care cost recovery cases either at the trial court level or on appeal should compel dismissal of the similar pending cases.

As with claims that were resolved by the State Settlement Agreements, the other cases settled by RJR Tobacco can be distinguished from existing cases pending against RJR Tobacco, Lorillard Tobacco and their affiliates and indemnitees.  The original Broin case, discussed below under “— Litigation Affecting the Cigarette Industry — Broin II Cases,” was settled in the middle of trial during negotiations concerning a possible nation-wide settlement of claims similar to those underlying the State Settlement Agreements.

The federal Engle Progeny cases likewise presented exceptional circumstances not present in the state Engle Progeny cases or elsewhere.  All of the federal Engle Progeny cases subject to the proposed settlement were pending in the same court, coordinated by the same judge, and involved the same sets of plaintiffs’ lawyers.  Moreover, RJR Tobacco settled only after the docket was reduced by approximately 90%.  A discussion of the Engle Progeny cases and the settlement of the federal Engle Progeny cases is set forth below under “— Litigation Affecting the Cigarette Industry – Engle and Engle Progeny Cases.”

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

Also, in 2004, RJR Tobacco and B&W separately settled the antitrust case DeLoach v. Philip Morris Cos., Inc., which was brought by a unique class of plaintiffs: a class of all tobacco growers and tobacco allotment holders. The plaintiffs asserted that the defendants conspired to fix the price of tobacco leaf and to destroy the federal government’s tobacco quota and price support program.  Despite legal defenses they believed to be valid, RJR Tobacco and B&W separately settled this case to avoid a long and contentious trial with the tobacco growers. The DeLoach case and the antitrust case previously pending against RJR Tobacco and B&W involve different types of plaintiffs and different theories of recovery under the antitrust laws than the smoking and health cases pending against RJR Tobacco, Lorillard Tobacco and their affiliates and indemnitees.

Finally, as discussed under “— Litigation Affecting the Cigarette Industry — State Settlement Agreements—Enforcement and Validity; Adjustments,” RJR Tobacco, B&W and Lorillard Tobacco each has settled certain cases brought by states concerning the enforcement of State Settlement Agreements. Despite legal defenses believed to be valid, these cases were settled to avoid further contentious litigation with the states involved. These enforcement actions involve alleged breaches of State Settlement Agreements

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

based on specific actions taken by particular defendants. Accordingly, any future enforcement actions involving State Settlement Agreements will be reviewed by RJR Tobacco on the merits and should not be affected by the settlement of prior enforcement cases.

American Snuff Co. also believes that it has valid defenses to the smokeless tobacco products litigation against it. American Snuff Co. asserted and will continue to assert some or all of these defenses in each case at the time and in the manner deemed appropriate by American Snuff Co. and its counsel. No verdict or judgment has been returned or entered against American Snuff Co. on any claim for personal injuries allegedly resulting from the use of smokeless tobacco products. American Snuff Co. intends to defend vigorously all smokeless tobacco litigation claims asserted against it.  No liability for pending smokeless tobacco litigation was recorded in RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2015.

Cautionary Statement

Even though RAI’s management continues to conclude that the loss of particular pending smoking and health tobacco litigation claims against RJR Tobacco, Lorillard Tobacco or their affiliates or indemnitees, or the loss of any particular case concerning the use of smokeless tobacco against American Snuff Co., when viewed on an individual case-by-case basis, is not probable or estimable (except for the Engle Progeny cases described below), the possibility of material losses related to such litigation is more than remote. Litigation is subject to many uncertainties, and generally, it is not possible to predict the outcome of any particular litigation pending against RJR Tobacco, Lorillard Tobacco, American Snuff Co. or their affiliates or indemnitees, or to reasonably estimate the amount or range of any possible loss.

Although RJR Tobacco believes that it has valid bases for appeals of adverse verdicts in its pending cases, and RJR Tobacco, Lorillard and RAI believe they have valid defenses to all actions, and intend to defend them vigorously as described above, it is possible that there could be further adverse developments in pending cases, and that additional cases could be decided unfavorably against RAI, RJR Tobacco, Lorillard, Lorillard Tobacco or their affiliates or indemnitees. Determinations of liability or adverse rulings in such cases or in similar cases involving other cigarette manufacturers as defendants, even if such judgments are not final, could have a material adverse effect on the litigation against RJR Tobacco, Lorillard Tobacco or their affiliates or indemnitees and could encourage the commencement of additional tobacco-related litigation. RJR Tobacco and its affiliates also may enter into settlement discussions in some cases, if they believe it is in their best interests to do so.  In addition, a number of political, legislative, regulatory and other developments relating to the tobacco industry and cigarette smoking have received wide media attention. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.

Although it is impossible to predict the outcome of such events on pending litigation and the rate new lawsuits are filed against RJR Tobacco or its affiliates or indemnitees, a significant increase in litigation or in adverse outcomes for tobacco defendants, or difficulties in obtaining the bonding required to stay execution of judgments on appeal, could have a material adverse effect on any or all of these entities. Moreover, notwithstanding the quality of defenses available to RJR Tobacco, Lorillard Tobacco and their affiliates and indemnitees in litigation matters, it is possible that RAI’s results of operations, cash flows or financial position could be materially adversely affected by the ultimate outcome of certain pending litigation matters against RJR Tobacco, Lorillard Tobacco or their affiliates or indemnitees.

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

Litigation Affecting the Cigarette Industry

Overview

Introduction.  In connection with the B&W business combination, RJR Tobacco agreed to indemnify B&W and its affiliates against, among other things, certain litigation liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. As a result of the Lorillard Tobacco Merger, Lorillard Tobacco was merged into RJR Tobacco with RJR Tobacco the surviving entity, Lorillard Tobacco ceasing to exist, and RJR Tobacco succeeding to Lorillard Tobacco’s liabilities, including Lorillard Tobacco’s litigation liabilities, costs and expenses.  Accordingly, the cases discussed below include cases brought against RJR Tobacco, Lorillard Tobacco and their affiliates and indemnitees, including RAI, RJR, B&W and Lorillard.

During the second quarter of 2015, 26 tobacco-related cases, including two Engle Progeny cases, were served against RJR Tobacco, Lorillard Tobacco (before the Lorillard Tobacco Merger), or RJR Tobacco’s affiliates or indemnitees.  On June 30, 2015, there were 262 cases pending against RJR Tobacco, Lorillard Tobacco or their affiliates or indemnitees: 245 in the United States and 17 in

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Canada, as compared with 170 total cases on June 30, 2014.  The U.S. case number does not include the approximately 567 individual smoker cases pending in West Virginia state court as a consolidated action, 3,581 Engle Progeny cases, involving approximately 4,591 individual plaintiffs, and 2,545 Broin II cases (as hereinafter defined), pending in the United States against RJR Tobacco, Lorillard Tobacco or their affiliates or indemnitees.  Of the U.S. cases pending on June 30, 2015, 17 are pending in federal court, 227 in state court and 1 in tribal court, primarily in the following states: Illinois (39 cases); Maryland (36 cases); Florida (30 cases); New York (21 cases); Missouri (19 cases); Delaware (16 cases); and California (11 cases).

The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco, Lorillard Tobacco or their affiliates or indemnitees as of June 30, 2015, compared with the number of cases pending against RJR Tobacco or its affiliates or indemnitees as of March 31, 2015, as reported in RAI’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, filed with the SEC on April 20, 2015, and a cross-reference to the discussion of each case type.

	Case Type	RJR Tobacco’s U.S. Case Numbers as of June 30, 2015***	Change in Number of Cases Since March 31, 2015 Increase/(Decrease)	Page Reference
	Individual Smoking and Health	112	12	33
	West Virginia IPIC (Number of Plaintiffs)*	1 (approx. 567)	No change	35
	Engle Progeny (Number of Plaintiffs)**	3,580 (approx. 4,590)	(58) (91)	35
	Broin II	2,545	(10)	47
	Class Action	21	1	48
	Filter Cases	67	67	51
	Health-Care Cost Recovery	2	No change	51
	State Settlement Agreements—Enforcement and Validity; Adjustments	28	No change	57
	Other Litigation and Developments	14	3	62

*

Includes as one case the approximately 567 cases pending as a consolidated action In Re: Tobacco Litigation Individual Personal Injury Cases, sometimes referred to as West Virginia IPIC cases, described below.  The West Virginia IPIC cases have been separated from the Individual Smoking and Health cases for reporting purposes.

**

The Engle Progeny cases have been separated from the Individual Smoking and Health cases for reporting purposes.  The number of cases does not reflect the impact of the proposed federal Engle Progeny settlement.

***

RJR Tobacco's case number increased as a result of the Lorillard Tobacco Merger as follows: Individual Smoking and Health - 6; Class Action - 1; West Virginia IPIC - 3; Engle Progeny - 10; Filter Cases - 67.

The following cases against RJR Tobacco, B&W and Lorillard Tobacco have attracted significant attention: the Florida state court class-action case, Engle v. R. J. Reynolds Tobacco Co. and the related Engle Progeny cases; and the case brought by the U.S. Department of Justice under the federal Racketeer Influenced and Corrupt Organizations Act, referred to as RICO.

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

In the wake of Engle, thousands of individual progeny actions were filed in federal and state courts in Florida against the major tobacco companies, including RJR Tobacco, B&W, Lorillard Tobacco and Philip Morris USA Inc.  Such actions are commonly referred to as “Engle Progeny” cases.  As of June 30, 2015, 442 Engle Progeny cases were pending in federal court, and 3,138 of them were pending in state court.  These cases include approximately 4,590 plaintiffs.  In addition, as of June 30, 2015, RJR Tobacco was aware of 11 additional Engle Progeny cases that had been filed but not served. One hundred eighteen Engle Progeny cases have been tried in Florida state and federal courts since the beginning of 2012, and numerous state court trials are scheduled for 2015.  The number of pending cases fluctuates for a variety of reasons, including voluntary and involuntary dismissals.  Voluntary dismissals include cases in which a plaintiff accepts an “offer of judgment,” referred to in Florida statutes as “proposals for settlement,” from RJR Tobacco, Lorillard Tobacco and/or RJR Tobacco’s affiliates.  An offer of judgment, if rejected by the plaintiff, preserves RJR

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Tobacco and Lorillard Tobacco’s right to recover attorneys’ fees under Florida law in the event of a verdict favorable to RJR Tobacco or Lorillard Tobacco.  Such offers are sometimes made through court-ordered mediations.

During the first quarter of 2015, RJR Tobacco and Lorillard Tobacco, together with Philip Morris USA Inc., tentatively settled virtually all of the Engle Progeny cases then pending against them in federal district court.  The total amount of the settlement was $100 million divided as follows: RJR Tobacco - $42.5 million; Philip Morris USA Inc. - $42.5 million; and Lorillard Tobacco - $15 million.  The settlement covers more than 400 federal progeny cases but does not cover 13 federal progeny cases previously tried to verdict and currently pending on post-trial motions or appeal; approximately two federal progeny cases pending as of June 30, 2015 involving pro se plaintiffs unrepresented by counsel; and two federal progeny cases filed by different lawyers from the ones who negotiated the settlement for the plaintiffs.  In March 2015, RJR Tobacco and Lorillard Tobacco paid their share of the settlement to an escrow account now under RJR Tobacco’s control for disbursements and has reflected this balance as restricted cash in other current assets with a corresponding balance in other current liabilities in RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2015.

At the beginning of the Engle Progeny litigation, a central issue was the proper use of the preserved Engle findings.  RJR Tobacco has argued that use of the Engle findings to establish individual elements of progeny claims (such as defect, negligence and concealment) is a violation of federal due process.  In 2013, however, both the Florida Supreme Court and the U.S. Court of Appeals for the Eleventh Circuit, referred to as the Eleventh Circuit, rejected that argument.  In addition to this global due process argument, RJR Tobacco and Lorillard Tobacco raise many other factual and legal defenses as appropriate in each case.  These defenses may include, among other things, arguing that the plaintiff is not a proper member of the Engle class, that the plaintiff did not rely on any statements by any tobacco company, that the trial was conducted unfairly, that some or all claims are preempted or barred by applicable statutes of limitation, or that any injury was caused by the smoker’s own conduct.  In Hess v. Philip Morris USA Inc. and Russo v. Philip Morris USA Inc., decided on April 2, 2015, the Florida Supreme Court held that, in Engle Progeny cases, the defendants cannot raise a statute of repose defense to claims for concealment or conspiracy.  The defendants in each of these cases filed a motion for rehearing on April 17, 2015.  On April 8, 2015, in Graham v. R. J. Reynolds Tobacco Co., the Eleventh Circuit held that federal law impliedly preempts use of the preserved Engle findings to establish claims for strict liability or negligence.  On April 28, 2015, the plaintiff in Graham filed a motion for rehearing en banc.  A decision is pending.

Thirty-four Engle Progeny cases that were tried have become final through June 30, 2015.  These cases resulted in aggregate payments by RJR Tobacco or Lorillard Tobacco of $276.4 million ($212.3 million for compensatory and punitive damages and $64.1 million for attorneys’ fees and statutory interest).  During the second quarter of 2015, payments were made for attorneys’ fees and statutory interest in Koballa, Webb and Brown, the judgments of which were paid in 2014.  Based on RJR Tobacco’s evaluation, accruals for compensatory and punitive damages and attorneys’ fees and statutory interest for Hiott, Starr-Blundell, Clayton, Ward, Hallgren, Cohen, Sikes, Thibault, Buonomo, Mrozek and Tullo were recorded in RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2015.  The following chart reflects the details related to Hiott, Starr-Blundell, Clayton, Cohen, Buonomo, Hallgren, Sikes, and Thibault:

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Lorillard Tobacco Allocation of Fault	Compensatory Damages (as adjusted)(1)	Punitive Damages	Appeal Status
Hiott	40%	—	$730,000	$—	Notice to invoke jurisdiction of Florida Supreme Court pending
Starr-Blundell	10%	—	50,000	—	Notice to invoke jurisdiction of Florida Supreme Court pending; stayed pending resolution of Soffer v. R. J. Reynolds Tobacco Co.
Clayton	10%	—	60,000	—	Pending – First DCA
Cohen	33.3%	—	3,330,000	10,000,000	Remanded for partial new trial; notice to invoke jurisdiction of Florida Supreme Court pending
Buonomo	77.5%	—	4,060,000	25,000,000	Remanded for new trial; notice to invoke jurisdiction of Florida Supreme Court pending; appeal of reinstated punitive damages award pending in Fourth DCA
Hallgren	25%	—	500,000	750,000	Notice to invoke jurisdiction of Florida Supreme Court pending; stayed pending resolution of Soffer v. R. J. Reynolds Tobacco Co.
Sikes	51%	—	3,520,000	2,000,000	Notice to invoke jurisdiction of Florida Supreme Court pending
Thibault	70%	—	1,750,000	1,275,000	First DCA affirmed the judgment, per curiam; notice to invoke the discretionary jurisdiction of Florida Supreme Court pending

Totals			$14,000,000	$39,025,000

(1)

Compensatory damages are adjusted to reflect the reduction that may be required by the allocation of fault.  Punitive damages are not adjusted and reflect the amount of the final judgment(s) signed by the trial court judge(s).  The amounts listed above do not include attorneys’ fees or statutory interest.

The following chart reflects verdicts in all other individual Engle Progeny cases, pending as of June 30, 2015, in which a verdict has been returned against RJR Tobacco, B&W or Lorillard Tobacco, or all three, and has not been set aside on appeal.  No liability for any of these cases has been recorded in RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2015.   This chart does not include the mistrials or verdicts returned in favor of RJR Tobacco, B&W or Lorillard Tobacco, or all three.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Lorillard Tobacco Allocation of Fault	Compensatory Damages (as adjusted)(1)		Punitive Damages	Appeal Status
Putney	30%	—	—		—	Reversed and remanded for further proceedings; notice to invoke jurisdiction of Florida Supreme Court pending
Andy Allen	24%	—	2,475,000		7,756,000	Reversed and remanded for new trial; new trial completed on November 26, 2014; final judgment has not been entered
Jewett	20%	10%	—		—	Reversed and remanded for new trial; new trial has not been scheduled
Soffer	40%	—	2,000,000		—	Pending – Florida Supreme Court
Ciccone	30%	—	1,000,000		—	Pending – Florida Supreme Court
Calloway	27%	18%	16,100,000	(2)	29,850,000	Pending – Fourth DCA
Hancock	5%	—	700		—	Fourth DCA affirmed, per curiam
James Smith	55%	—	600,000	(2)	20,000	Pending – Eleventh Circuit
Ballard	55%	—	5,000,000		—	Notice to invoke jurisdiction of Florida Supreme Court pending
Evers	60%	9%	2,036,000		—	Punitive damages of $12.4 million set aside by trial court; pending – Second DCA
Schoeff	75%	—	7,875,000		30,000,000	Pending – Fourth DCA
Marotta	58%	—	3,480,000		—	Pending – Fourth DCA
Searcy	30%	—	1,000,000	(2)	1,670,000	Pending – Eleventh Circuit
Earl Graham	20%	—	550,000		—	Eleventh Circuit held that federal law impliedly preempts claims for strict liability and negligence based on the defect and negligence findings from Engle
Skolnick	30%	—	—		—	Fourth DCA set aside judgment and ordered a partial new trial
Grossman	75%	—	15,350,000	(2)	22,500,000	Pending – Fourth DCA
Gafney	33%	33%	3,828,000		—	Pending – Fourth DCA
Cheeley	50%	—	1,500,000		2,000,000	Pending – Fourth DCA
Goveia	35%	—	297,500		2,250,000	Fifth DCA affirmed per curiam
Bowden	30%	—	1,500,000		—	Pending – First DCA
Burkhart	25%	10%	3,500,000	(2)	1,750,000	Pending – Eleventh Circuit
Bakst	75%	—	4,504,000		14,000,000	Pending – Fourth DCA
Robinson	70.5%	—	16,900,000		16,900,000	Pending – First DCA
Harris	15%	10%	1,223,500	(2)	—	Post-trial motions are pending(3)
Wilcox	70%	—	4,900,000		8,500,000	Pending – Third DCA
Irimi	14.5%	14.5%	—		—	Defendants' motion for new trial granted; pending - Fourth DCA
Hubbird	50%	—	3,000,000	(2)	25,000,000	Pending – Third DCA
Lourie	3%	7%	137,000		—	Pending – Second DCA

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Kerrivan	31%	—	6,046,660	(2)	9,600,000	Post-trial motions are pending(3)
Taylor	58%	—	4,116,000	(2)	521,000	Pending – First DCA
Schleider	70%	—	14,700,000	(2)	—	Pending – Third DCA
Perrotto	20%	6%	1,063,000		—	Post-trial motions are pending(3)
Ellen Gray	50%	—	3,000,000		—	Post-trial motions are pending(3)
Sowers	50%	—	2,130,000		—	Post-trial motions are pending(3)
Zamboni	30%	—	102,000		—	Final judgment has not been entered
Pollari	42.5%	—	5,000,000	(2)	1,500,000	Post-trial motions are pending(3)
Gore	23%	—	1,000,000		—	Final judgment has not been entered
Ryan	65%	—	21,500,000		25,000,000	Post-trial motions are pending(3)
Hardin	13%	—	100,880		—	Post-trial motions are pending(3)
McCoy	25%	20%	1,038,400	(4)	6,000,000	Final judgment has not been entered

Totals			$158,553,640		$204,817,000

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

(4)At this time, it is unknown if comparative fault will apply to the final judgment.

As of June 30, 2015, judgments in favor of the Engle Progeny plaintiffs have been entered and remain outstanding against RJR Tobacco or Lorillard Tobacco in the amount of $158,553,640 in compensatory damages (as adjusted) and in the amount of $204,817,000 in punitive damages, for a total of $363,370,640.  All of these verdicts are at various stages in the appellate process.  RJR Tobacco continues to believe that RJR Tobacco and Lorillard Tobacco have valid defenses in these cases, including case-specific issues beyond the due process issue discussed above.  It is the policy of RJR Tobacco and its affiliates to vigorously defend, as described in more detail above in “Accounting for Tobacco-Related Litigation Contingencies,” smoking and health claims, including all Engle Progeny cases.

Should RJR Tobacco or Lorillard Tobacco not prevail in any particular individual Engle Progeny case or determine that in any individual Engle Progeny case an unfavorable outcome has become probable and the amount can be reasonably estimated, a loss would be recognized, which could have a material adverse effect on earnings and cash flows of RAI in a particular quarter or year.  This position on loss recognition for Engle Progeny cases as of June 30, 2015, is consistent with RAI’s and RJR Tobacco’s historic position on loss recognition for other smoking and health litigation.  It is also the policy of RJR Tobacco to record any loss concerning litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated on an individual case-by-case basis.

In the U.S. Department of Justice case, brought in 1999 in the U.S. District Court for the District of Columbia, the government sought, among other forms of relief, the disgorgement of profits pursuant to the civil provisions of RICO. The U.S. Court of Appeals for the District of Columbia ruled in 2005 that disgorgement is not an available remedy in the case. The bench trial ended in June 2005, and the court, in August 2006, issued its ruling, among other things, finding certain defendants, including RJR Tobacco and B&W, liable for the RICO claims, imposing no direct financial penalties on the defendants, but ordering the defendants to make certain “corrective communications” in a variety of media and enjoining the defendants from using certain brand descriptors. Both sides appealed to the U.S. Court of Appeals for the District of Columbia, referred to as the D.C. Circuit. In May 2009, the U.S Court of Appeals largely affirmed the findings against the tobacco company defendants and remanded the case to the trial court for further proceedings.  The U.S. Supreme Court denied the parties’ petitions for writ of certiorari in June 2010.  In June 2014, the district court

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

issued an implementation order for the corrective-statements remedy.  That order stays implementation until the exhaustion of the defendants’ appeal challenging the legality of the corrective statements.  On May 22, 2015, the D.C. Circuit issued an opinion on the legality of the corrective statements, affirming them in part and reversing them in part.  Additional remand proceedings remain ongoing.

For a detailed description of these cases, see “— Engle and Engle Progeny Cases” and “— Health-Care Cost Recovery Cases — U.S. Department of Justice Case” below.

In November 1998, the major U.S. cigarette manufacturers, including RJR Tobacco, B&W and Lorillard Tobacco, entered into the MSA with 46 U.S. states, Washington, D.C. and certain U.S. territories and possessions. These cigarette manufacturers previously settled four other cases, brought on behalf of Mississippi, Florida, Texas and Minnesota, by separate agreements with each state. These State Settlement Agreements:

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

Scheduled Trials.  Trial schedules are subject to change, and many cases are dismissed before trial. It is likely that RJR Tobacco, Lorillard Tobacco and other cigarette manufacturers will have an increased number of tobacco-related trials in 2015. There are 33 cases, exclusive of Engle Progeny cases, scheduled for trial as of June 30, 2015 through June 30, 2016, for RJR Tobacco, Lorillard Tobacco or their affiliates and indemnitees: 2 non-smoking and health cases, one class action, four individual smoking and health cases and 26 filter cases.  There are approximately 85 Engle Progeny cases against RJR Tobacco B&W and/or Lorillard Tobacco set for trial through June 30, 2016, but it is not known how many of these cases will actually be tried.

Trial Results.  From January 1, 2012 through June 30, 2015, 123 smoking and health, Engle Progeny and health-care cost recovery cases in which RJR Tobacco, B&W and/or Lorillard Tobacco were defendants were tried, including 10 trials for cases where mistrials were declared in the original proceedings. Verdicts in favor of RJR Tobacco, B&W and Lorillard Tobacco and, in some cases, RJR Tobacco, B&W, Lorillard Tobacco and/or other defendants, were returned in 59 cases, including 18 mistrials, tried in Florida (58) and West Virginia (1).  Verdicts in favor of the plaintiffs were returned in 57 cases tried in Florida, one in New York, and one in California.  Three cases in Florida were dismissed during trial, but one of those cases continued against Lorillard Tobacco and resulted in a plaintiff verdict.  One case in Florida was a retrial only as to the amount of damages.  In another case in Florida, the jury entered a partial verdict that did not include compensatory or punitive damages, and post-trial motions are pending.

In the second quarter of 2015, five Engle Progeny cases in which RJR Tobacco and/or Lorillard Tobacco was a defendant were tried:

•

In Ryan v. R. J. Reynolds Tobacco Co., the court declared a mistrial due to the opinion being issued by the Florida Supreme Court in Hess v. Philip Morris USA Inc.  In the subsequent retrial, the jury returned a verdict in favor of the plaintiff, found the plaintiff 35% at fault and RJR Tobacco 65% at fault, and awarded $21.5 million in compensatory damages and $25 million in punitive damages.

•	In Russo v. Philip Morris USA Inc., the jury returned a verdict in favor of the defendants, including RJR Tobacco.

•	In Dupre v. Philip Morris USA Inc., the court declared a mistrial based on a surprise change in testimony of a witness.

•	In Ethel Gray v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

•

In Hardin v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent 87% at fault and RJR Tobacco 13% at fault, and awarded $776,000 in compensatory damages.  Punitive damages were not awarded.

In addition, since the end of the second quarter of 2015, a decision was entered in the following Engle Progeny case:

•

In McCoy v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent 35% at fault, RJR Tobacco 25% at fault, Lorillard Tobacco 20% at fault and the remaining defendant 20% at fault, and awarded $1.5 million in compensatory damages and $_3 million in punitive damages against each defendant.

For a detailed description of the above-described cases, see “— Engle and Engle Progeny Cases” below.

In the second quarter of 2015, one non-Engle Progeny individual smoking and health case in which RJR Tobacco, B&W or Lorillard Tobacco was a defendant was tried:

•

In Larkin v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent 38% at fault, RJR Tobacco 62% at fault, and awarded approximately $4.96 million in compensatory damages and $8.5 million in punitive damages.

The following chart reflects the verdicts in the non-Engle Progeny smoking and health cases, health-care cost recovery cases or Filter Cases that have been tried and remain pending as of June 30, 2015, in which verdicts have been returned against RJR Tobacco, B&W or Lorillard Tobacco, or all three.  For information on the verdicts in the Engle Progeny cases that have been tried and remain pending as of June 30, 2015, in which verdicts have been returned against RJR Tobacco, Lorillard Tobacco or B&W, or all three, see the Engle Progeny cases chart above.  For information on the post-trial status of individual smoking and health cases, the governmental health-care cost recovery case and the Filter Cases, see “— Individual Smoking and Health Cases,” “—Health-Care Cost Recovery Cases – U.S. Department of Justice Case,” and “— Filter Cases,” respectively, below:

Date of Verdict	Case Name/Type	Jurisdiction	Verdict
August 17, 2006	United States v. Philip Morris USA, Inc. [Governmental Health-Care Cost Recovery]	U.S. District Court, District of Columbia (Washington, DC)

RJR Tobacco, B&W and Lorillard Tobacco were found liable for civil RICO claims; were enjoined from using certain brand descriptors and from making certain misrepresentations; and were ordered to make corrective communications on five subjects, including smoking and health and addiction, to reimburse the U.S. Department of Justice appropriate costs associated with the lawsuit, and to maintain document web sites.

May 26, 2010	Izzarelli v. R. J. Reynolds Tobacco Co. [Individual]	U.S. District Court, District of Connecticut, (Bridgeport, CT)	$13.9 million in compensatory damages; 58% of fault assigned to RJR Tobacco, which reduced the award to $8.08 million against RJR Tobacco; $3.97 million in punitive damages.
September 13, 2013	DeLisle v. A. W. Chesterton Co. [Filter]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$8 million in compensatory damages; 44% of fault assigned to Lorillard Tobacco.
July 30, 2014	Major v. Lorillard Tobacco Co. [Individual]	Superior Court, Los Angeles County, (Los Angeles, CA)	$17.74 million in compensatory damages; 17% of fault assigned to Lorillard Tobacco.
July 8, 2015	Larkin v. R. J. Reynolds Tobacco Co. [Individual]	Circuit Court, Miami-Dade County, (Miami, FL)	$4.96 million in compensatory damages; 62% of fault assigned to RJR Tobacco; $8.5 million in punitive damages.

Individual Smoking and Health Cases

As of June 30, 2015, 112 individual cases were pending in the United States against RJR Tobacco, B&W (as RJR Tobacco’s indemnitee), Lorillard Tobacco or all three. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II, Engle Progeny or West Virginia IPIC cases discussed below. A total of 110 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining two

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to environmental tobacco smoke, referred to as ETS.

Below is a description of the non-Engle Progeny individual smoking and health cases against RJR Tobacco, B&W or Lorillard Tobacco, or all three, which went to trial or were decided during the period from January 1, 2015 to June 30, 2015, or remained on appeal as of June 30, 2015.

On May 26, 2010, the jury returned a verdict in favor of the plaintiff in Izzarelli v. R. J. Reynolds Tobacco Co., a case filed in December 1999 in the U.S. District Court for the District of Connecticut.  The plaintiff sought to recover damages for personal injuries allegedly sustained as a result of unsafe and unreasonably dangerous cigarette products and for economic losses she sustained as a result of supposed unfair trade practices.  The district court granted summary judgment to RJR Tobacco on the plaintiff’s claim for unfair trade practices.  After a trial on the negligence and strict liability claims, the jury returned a verdict finding RJR Tobacco to be 58% at fault and the plaintiff to be 42% at fault, awarding $13.76 million in compensatory damages and finding the plaintiff to be entitled to punitive damages.  In December 2010, the district court awarded the plaintiff $3.97 million in punitive damages.  Final judgment was entered in December 2010, in the amount of $11.95 million.  The district court granted the plaintiff’s motion for offer of judgment interest, and awarded the plaintiff $15.8 million for the period of December 6, 1999 up to and including December 5, 2010, and approximately $4,000 per day thereafter until an amended judgment was entered.  The amended judgment was entered in the amount of approximately $28.1 million in March 2011.  In September 2011, RJR Tobacco filed a notice of appeal in the U.S. Court of Appeals for the Second Circuit, referred to as the Second Circuit, and the plaintiff thereafter cross appealed with respect to the punitive damages award.  In September 2013, the Second Circuit certified the following question to the Connecticut Supreme Court: “Does Comment i to section 402A of the Restatement (Second) of Torts preclude a suit premised on strict products liability against a cigarette manufacturer based on evidence that the defendant purposefully manufactured cigarettes to increase daily consumption without regard to the resultant increase in exposure to carcinogens, but in the absence of evidence of any adulteration or contamination?”    Subsequently, the plaintiff moved in the Second Circuit to amend the certification order to add a second question to the Connecticut Supreme Court: “Does Comment i to section 402A of the Restatement (Second) of Torts preclude a claim under the [Connecticut Products Liability Act] against a cigarette manufacturer for negligence (in the design of its cigarette products)?”  The Second Circuit denied the plaintiff’s motion to amend.  The Connecticut Supreme Court accepted the certified question and overruled the plaintiff’s objection that sought to amend the certification order to add the same additional question that the plaintiff had proposed to the Second Circuit.  Oral argument in the Connecticut Supreme Court occurred on April 22, 2015.  A decision is pending.  The Second Circuit has retained jurisdiction over the parties’ appeals and will decide the case after the Connecticut Supreme Court has completed its proceedings.

On June 19, 2013, in Whitney v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants, including RJR Tobacco.  The case was filed in January 2011, in the Circuit Court, Alachua County, Florida.  The plaintiff alleged that as a result of using the defendants’ products, she suffers from lung cancer and emphysema.  Final judgment was entered in July 2013.  The plaintiff filed a notice of appeal to the First DCA in August 2013.  On December 5, 2014, the First DCA reversed the trial court’s directed verdict in favor of the defendants on the plaintiff’s design defect claims, affirmed on all other issues, and remanded the case for a new trial.  The defendants’ motion for panel rehearing, rehearing en banc, or certification to the Florida Supreme Court was denied on February 26, 2015.  The new trial is scheduled for February 1, 2016.

On July 30, 2014, in Major v. Lorillard Tobacco Co., a case filed in November 2011, in the Superior Court, Los Angeles County, California, the jury returned a verdict in favor of the plaintiff, found the plaintiff 50% at fault, Lorillard Tobacco 17% at fault, and RJR Tobacco and another manufacturer collectively 33% at fault.  RJR Tobacco and the other manufacturer were dismissed prior to trial.  The jury awarded approximately $17.74 million in compensatory damages.  The plaintiffs alleged that as a result of the use of the defendants’ products and exposure to asbestos, the decedent, William Major, suffered from lung cancer.  In August 2014, an initial final judgment was entered against Lorillard Tobacco in the amount of approximately $3.9 million.  In November 2014, Lorillard Tobacco filed a notice of appeal to the California District Court of Appeal and posted a supersedeas bond in the amount of approximately $9 million.  The plaintiff filed a notice of cross appeal in December 2014.  On July 1, 2015, the trial court entered an amended final judgment in the amount of approximately $3.78 million in compensatory damages, approximately $135,000 in costs, approximately $1.9 million in prejudgment interest, and post-judgment interest from August 25, 2014 in the amount of approximately $1,100 per day.  Briefing is underway.

On July 8, 2015, in Larkin v. R. J. Reynolds Tobacco Co., a case filed in January 2002, in the Circuit Court, Miami-Dade County, Florida, the jury returned a verdict in favor of the plaintiff, found the decedent, Carole Larkin, 38% at fault, RJR Tobacco 62% at fault, and awarded approximately $4.96 million in compensatory damages and $8.5 million in punitive damages.  The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from mouth and lung cancer.  Final judgment was entered in the amount of approximately $13.46 million on July 15, 2015.  Post-trial motions are pending.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

West Virginia IPIC

In re: Tobacco Litigation Individual Personal Injury Cases began in 1999, in West Virginia state court, as a series of roughly 1,200 individual plaintiff cases making claims with respect to cigarettes manufactured by Philip Morris, Lorillard Tobacco, RJR Tobacco, B&W and The American Tobacco Company. The cases were consolidated for a Phase I trial on various defense conduct issues, to be followed in Phase II by individual trials of any claims left standing.  Over the years, approximately 600 individual plaintiff claims were dismissed for failure to comply with the case management order, leaving 567 individual cases pending as of April 2013.  On April 15, 2013, the Phase I jury trial began and ended with a virtually complete defense verdict on May 15, 2013.  The jury found that cigarettes were not defectively designed, were not defective due to a failure to warn prior to July 1, 1969, that defendants were not negligent, did not breach warranties and did not engage in conduct which would warrant punitive damages.  The only claim remaining after the verdict was the jury’s finding that all ventilated filter cigarettes manufactured and sold between 1964 and July 1, 1969 were defective for a failure to instruct.  In November 2014, the West Virginia Supreme Court affirmed the verdict, issuing an opinion without oral argument.  In January 2015, the plaintiffs’ petition for rehearing was denied.  On June 8, 2015, the plaintiffs’ petition for writ of certiorari to the U.S. Supreme Court was denied.  Also on June 8, 2015, the trial court ruled in favor of the defendants’ contention that there are only 30 plaintiffs remaining who arguably claim to have smoked a ventilated filter cigarette during the relevant period.  In addition to the foregoing claims, various plaintiffs in 1999 and 2000 asserted claims against retailers and distributors.  Those claims were severed and stayed pending the outcome of Phase I.  Also, 41 plaintiffs asserted smokeless tobacco claims against various smokeless manufacturers including American Snuff Co.  Those claims were severed from IPIC in 2001, and the plaintiffs took no action to prosecute the claims.  They have recently sought to activate those claims.  The defendants will assert various defenses to all of these claims, including that all of the additional claims were either covered by the Phase I verdict or abandoned.

Engle and Engle Progeny Cases

Trial began in July 1998 in Engle v. R. J. Reynolds Tobacco Co., a class action filed in Circuit Court, Miami-Dade County, Florida.  The Engle class consisted of Florida citizens and residents, and their survivors, who suffer from or have died from diseases or medical conditions caused by an addiction to smoking.  The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco, B&W and Lorillard Tobacco.  In July 1999, the Engle jury found against RJR Tobacco, B&W, Lorillard Tobacco and the other defendants in the initial phase of the trial, which addressed alleged common issues related to the defendants’ conduct, general causation, the addictiveness of cigarettes, and potential entitlement to punitive damages.

On July 14, 2000, in the second phase of the trial, the jury returned a punitive damages verdict in favor of the class of approximately $145 billion, including verdicts of $36.3 billion against RJR Tobacco, $17.6 billion against B&W, and $16.3 billion against Lorillard Tobacco.

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

In the wake of the Florida Supreme Court ruling, thousands of individuals filed separate lawsuits seeking to benefit from the Engle findings.  As of June 30, 2015, RJR Tobacco and/or Lorillard Tobacco were defendants in 3,581 Engle Progeny cases in both state and federal courts in Florida. These cases include approximately 4,591 plaintiffs. Many of these cases are in active discovery or nearing trial.  During the first quarter of 2015, however, RJR Tobacco and Lorillard Tobacco, together with Philip Morris USA Inc., tentatively settled virtually all of the Engle Progeny cases then pending against them in federal district court.  The total amount of the settlement was $100 million divided as follows: RJR Tobacco - $42.5 million; Philip Morris USA Inc. - $42.5 million; and Lorillard Tobacco - $15 million.  The settlement covers more than 400 federal progeny cases but does not cover 13 federal progeny cases previously tried to verdict and currently pending on post-trial motions or appeal; approximately two federal progeny cases pending as of June 30, 2015 involving pro se plaintiffs unrepresented by counsel; and two federal progeny cases filed by different lawyers from the ones who negotiated the settlement for the plaintiffs.  In March 2015, RJR Tobacco and Lorillard Tobacco paid their shares of the settlement to escrow accounts under RJR Tobacco’s control for disbursements and has reflected this balance as restricted cash in other current assets with a corresponding balance in other current liabilities in RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2015.

At the beginning of the Engle Progeny litigation, a central issue was the proper use of the preserved Engle findings.  RJR Tobacco has argued that use of the Engle findings to establish individual elements of progeny claims (such as defect, negligence and concealment) is a violation of federal due process.  In 2013, however, both the Florida Supreme Court and the Eleventh Circuit

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Below is a description of the Engle Progeny cases against RJR Tobacco, B&W or Lorillard Tobacco, or all three that went to trial or were decided during the period from January 1, 2015 to June 30, 2015, or remained on appeal as of June 30, 2015.

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

On March 10, 2010, in Cohen v. R. J. Reynolds Tobacco Co., a case filed in May 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff.  The plaintiff alleged that the decedent, Nathan Cohen, developed lung cancer as a result of using the defendants’ products, and sought in excess of $15,000 compensatory damages and unspecified punitive damages.  On March 24, 2010, the jury awarded the plaintiff $10 million in compensatory damages, and found the decedent to be 33.3% at fault, RJR Tobacco to be 33.3% at fault and the remaining defendant to be 33.3% at fault.  The jury also awarded $20 million in punitive damages, of which $10 million was assigned to RJR Tobacco.  In July 2010, the court entered final judgment against RJR Tobacco in the amount of $3.33 million in compensatory damages and $10 million in punitive damages.  The court entered an amended judgment in September 2010 to include interest from the date of the verdict.   RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $2.5 million.   In September 2012, the Fourth DCA affirmed the liability finding and the compensatory damages award, but reversed the finding of entitlement to punitive damages, and remanded the case for a retrial limited to the issue of liability for concealment and conspiracy.  The defendants and the plaintiff filed separate notices to invoke the discretionary jurisdiction of the Florida Supreme Court in January 2013.  In February 2014, the Florida Supreme Court, on its own motion, consolidated the petitions for review filed by the plaintiff and RJR Tobacco and stayed the petitions pending disposition by the court of Hess v. Philip Morris USA Inc., which dealt with the application of the statute of repose as an affirmative defense to claims of fraudulent concealment and conspiracy to commit fraudulent concealment.  On April 2, 2015, in Hess, the Florida Supreme Court held that, in Engle Progeny cases, the defendants cannot raise a statute of repose defense to claims for concealment or conspiracy.  A decision on the notice to invoke the discretionary jurisdiction of the Florida Supreme Court remains pending.

On April 26, 2010, in Putney v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Margot Putney, to be 35% at fault, RJR Tobacco to be 30% at fault and the remaining defendants collectively to be 35% at fault, and awarded $15.1 million in compensatory damages and $2.5 million in punitive damages each against RJR Tobacco and the remaining defendants.  The plaintiff alleged that the decedent suffered from nicotine addiction and lung cancer as a result of using the defendants’ products and sought an unspecified amount of compensatory and punitive damages.  In August 2010, final judgment was entered against RJR Tobacco in the amount of $4.5 million in compensatory damages, and $2.5 million in punitive damages.  RJR Tobacco filed a notice of appeal and the plaintiff filed a notice of cross appeal.  In December 2010, the court entered an amended final judgment to provide that interest would run from April 26, 2010.  The defendants filed a joint notice of appeal to the Fourth DCA of the amended final judgment, and RJR Tobacco posted a supersedeas bond in the amount of approximately $2.4 million.  In June 2013, the Fourth DCA held that the court erred in denying the defendants’ motion for remittitur of the compensatory damages for loss of consortium and in striking the defendants’ statute of repose affirmative defenses.  As a result, the verdict was reversed, and the case was remanded for further proceedings.  The plaintiff’s motion

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

for rehearing, written opinion on one issue, or certification of conflict to the Florida Supreme Court was denied in August 2013.  The defendants and the plaintiff filed separate notices to invoke the discretionary jurisdiction of the Florida Supreme Court in September 2013.  In December 2013, the Florida Supreme Court consolidated the petitions for review filed by the plaintiff and the defendants and stayed the petitions pending disposition of Hess v. Philip Morris USA Inc., described above.  On April 2, 2015, in Hess, the Florida Supreme Court held that, in Engle Progeny cases, the defendants cannot raise a statute of repose defense to claims for concealment or conspiracy.  A decision on the notice to invoke the discretionary jurisdiction of the Florida Supreme Court remains pending.

On May 20, 2010, in Buonomo v. R. J. Reynolds Tobacco Co., a case filed in October 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 77.5% at fault and the decedent, Matthew Buonomo, to be 22.5% at fault, and awarded $5.2 million in compensatory damages and $25 million in punitive damages.  The plaintiff alleged that the decedent was addicted to cigarettes and, as a result, developed one or more smoking-related medical conditions and/or diseases and sought an unspecified amount of compensatory and punitive damages.  Post-trial motions were denied, but the court, in accordance with the Florida statutory limitation on punitive damage awards, ordered the punitive damage award of $25 million be reduced to $15.7 million – three times the compensatory damages award of $5.2 million.  In August 2010, the court entered final judgment in the amount of $4.06 million in compensatory damages and $15.7 million in punitive damages.  RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $5 million.  The plaintiff also filed a notice of appeal. In September 2013, the Fourth DCA affirmed the final judgment and damages award to the plaintiff on strict liability and negligence and held that the trial court was not bound to hold punitive damages at three times compensatory damages.  However, the court reversed the judgment entered for the plaintiff on the claims for fraudulent concealment and conspiracy to commit fraud by concealment due to the erroneous striking of RJR Tobacco’s statute of repose defense.  As a result, the punitive damages award was set aside and remanded for a new trial.  In December 2013, the Fourth DCA denied RJR Tobacco’s motion for rehearing.  In January 2014, RJR Tobacco and the plaintiff filed notices to invoke the discretionary jurisdiction of the Florida Supreme Court.  In June 2014, the Florida Supreme Court stayed the petitions for review pending disposition by the court of Hess v. Philip Morris USA Inc., described above.  On April 2, 2015, in Hess, the Florida Supreme Court held that, in Engle Progeny cases, the defendants cannot raise a statute of repose defense to claims for concealment or conspiracy.  A decision on the notice to invoke the discretionary jurisdiction of the Florida Supreme Court remains pending.  The trial court determined in October 2014 that the original $25 million punitive damages award was not excessive and would be reinstated if the plaintiff prevails on the repose issue.  An amended final judgment was entered in April 2015 against RJR Tobacco in the amount of approximately $29.1 million.  RJR Tobacco filed a notice of appeal to the Fourth DCA in May 2015.  Briefing is underway.

On October 15, 2010, in Frazier v. Philip Morris USA Inc., now known as Russo v. Philip Morris USA Inc., a case filed in December 2007 in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the defendants.  The plaintiff alleged that as a result of smoking defendants’, including RJR Tobacco’s, products she developed chronic obstructive pulmonary disease, and sought in excess of $15,000 in compensatory damages and unspecified punitive damages.    Final judgment was entered in February 2011.  The plaintiff filed a notice of appeal to the Third DCA, and the defendants filed a notice of cross appeal.  In April 2012, the Third DCA reversed the trial court’s judgment, directed entry of judgment in the plaintiff’s favor and ordered a new trial.  In July 2012, the defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court.  The Florida Supreme Court accepted jurisdiction of the case in September 2013.  Oral argument in the Florida Supreme Court occurred on April 30, 2014.  The new trial began on October 14, 2014, but on October 22, 2014, the court declared a mistrial because of the inability to seat a jury.  On April 2, 2015, the Florida Supreme Court approved the decision of the Third DCA.  Following its decision in Hess, the Florida Supreme Court held that the statute of repose is unavailable as a defense to concealment and conspiracy claims in Engle Progeny cases.  The defendants filed a motion for rehearing on April 17, 2015.  A decision is pending.  Retrial began on April 6, 2015.  On April 23, 2015, the jury returned a verdict in favor of the defendants, including RJR Tobacco.  Final judgment was entered in May 2015.  In June 2015, the plaintiff filed a notice of appeal to the Third DCA, and the defendants filed a notice of cross appeal.  Briefing is underway.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

at fault and the remaining defendant to be 6% at fault, and awarded $3.1 million in compensatory damages and approximately $7.8 million in punitive damages against each defendant.  Post-trial motions are pending.  Final judgment has not been entered.

On June 16, 2011, in Soffer v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Alachua County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 40% at fault, the decedent, Maurice Soffer, to be 60% at fault, and awarded $5 million in compensatory damages and no punitive damages.  The plaintiff alleged that the decedent was addicted to cigarettes and, as a result, developed lung cancer and other smoking-related conditions and/or diseases, and sought in excess of $15,000 in compensatory damages.  Final judgment was entered against RJR Tobacco in the amount of $2 million. The plaintiff filed a notice of appeal to the First DCA in July 2011.  RJR Tobacco filed a notice of cross appeal and posted a supersedeas bond in the amount of $2 million.  In October 2012, the First DCA affirmed the trial court’s ruling in full.  On the direct appeal, the court held that only intentional torts could support a punitive damages claim and held that Engle Progeny plaintiffs may not seek punitive damages for negligence or strict liability because the original Engle class did not seek punitive damages for those claims.  The First DCA certified the question to the Florida Supreme Court as one of great public importance. On the cross appeal, the court rejected RJR Tobacco’s arguments about the use of the Engle findings and the statute of limitations.  RJR Tobacco filed a motion for rehearing or for certification to the Florida Supreme Court, and the plaintiff filed a motion for rehearing or rehearing en banc.  In January 2013, the First DCA granted rehearing on RJR Tobacco’s cross appeal to clarify that the trial court’s application of Engle findings did not violate RJR Tobacco’s due process rights.  Otherwise, rehearing, rehearing en banc and certification were denied.  RJR Tobacco and the plaintiff both filed notices to invoke the discretionary jurisdiction of the Florida Supreme Court.  In February 2014, the Florida Supreme Court declined to accept jurisdiction of RJR Tobacco’s petition for review and accepted the plaintiff’s petition for review of the First DCA’s decision.  Oral argument occurred on December 4, 2014.  A decision is pending.

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

On February 29, 2012, in Marotta v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Broward County, Florida, the court declared a mistrial during jury prequalification.  The plaintiff alleged that the decedent, Phil Marotta, was addicted to cigarettes and, as a result, suffered from lung cancer.  The plaintiff sought compensatory damages in excess of $75,000, including compensatory and punitive damages, costs and pre-judgment interest.  Retrial began on March 7, 2013. On March 20, 2013, a jury returned a verdict in favor of the plaintiff, found the decedent to be 42% at fault and RJR Tobacco to be 58% at fault, and awarded $6 million in compensatory damages and no punitive damages.  Final judgment was entered against RJR Tobacco in the amount of $3.48 million, and RJR Tobacco filed a notice of appeal to the Fourth DCA in April 2013.  The plaintiff filed a notice of cross appeal in May 2013.  Briefing is complete.  Oral argument has not been scheduled.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On May 17, 2012, in Calloway v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Johnnie Calloway, to be 20.5% at fault, RJR Tobacco to be 27% at fault, Lorillard Tobacco to be 18% at fault, and the remaining defendants collectively to be 34.5% at fault, and awarded $20.5 million in compensatory damages and $17.25 million in punitive damages against RJR Tobacco, $12.6 million in punitive damages against Lorillard Tobacco, and $25 million collectively against the remaining defendants.  The plaintiff alleged that as a result of using the defendants’ products, the decedent became addicted and developed smoking-related diseases and/or conditions.  The plaintiff sought an unspecified amount of compensatory and punitive damages, including costs and interest.  In its ruling on the post-trial motions, the court determined that the jury’s apportionment of comparative fault did not apply to the compensatory damages award.  Final judgment was entered in August 2012.  In September 2012, the defendants filed a notice of appeal to the Fourth DCA, RJR Tobacco posted a supersedeas bond in the amount of $1.5 million, and Lorillard Tobacco posted a supersedeas bond in the amount of $1.25 million.  The plaintiff filed a notice of cross appeal.  Oral argument occurred on June 16, 2015.  A decision is pending.

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

On August 10, 2012, in Hancock v. Philip Morris USA, Inc., a case filed in January 2008, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Edna Siwieck, to be 90% at fault, RJR Tobacco to be 5% at fault and the remaining defendant to be 5% at fault.  However, the jury did not award compensatory damages and found that the plaintiff was not entitled to punitive damages.  The court determined that the jury verdict was inconsistent due to the parties previously stipulating to $110,200 in medical expenses, which is subject to the allocation of fault.  The defendants agreed to an additur for that amount.  The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from chronic obstructive pulmonary disease.  The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and interest.  Final judgment was entered against RJR Tobacco in the amount of $705 in October 2012.  The stipulated amount was reduced by the defendants’ motion to reduce economic damages by collateral sources.  The plaintiff filed a notice of appeal to the Fourth DCA, and the defendants filed a notice of cross appeal in November 2012.  On April 2, 2015, the Fourth DCA affirmed the final judgment of the trial court, per curiam.  In May 2015, the plaintiff filed a motion for rehearing and for written opinion and rehearing en banc.  The Fourth DCA denied that motion on June 25, 2015.  At this time, it is unknown if the plaintiff will seek further review.

On September 19, 2012, in Baker v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of the defendant, RJR Tobacco.  The plaintiff alleged that as a result of using the defendant’s products, the decedent, Elmer Baker, suffered from lung cancer.  The plaintiff sought compensatory damages in excess of $15,000, costs and interest.  Final judgment was entered in January 2013, in favor of RJR Tobacco.  The plaintiff filed a notice of appeal to the Fourth DCA, and RJR Tobacco filed a notice of cross appeal in February 2013.  On February 18, 2015, the Fourth DCA affirmed the final judgment in favor of RJR Tobacco. The plaintiff did not seek further review.

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

On October 19, 2012, in Ballard v. R. J. Reynolds Tobacco Co., a case filed in September 2007, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the plaintiff to be 45% at fault and RJR Tobacco to be 55% at fault, and awarded $8.55 million in compensatory damages.  Punitive damages were not at issue.  The plaintiff alleged that as a result of using the defendant’s products, he suffers from bladder cancer and emphysema, and sought an unspecified amount of compensatory and punitive damages.  The court entered final judgment against RJR Tobacco in the amount of $4.7 million in October 2012, and in August 2013, the court entered an amended final judgment against RJR Tobacco in the amount of $5 million.  RJR Tobacco filed a notice of appeal to the Third DCA and posted a supersedeas bond in the amount of $5 million in October 2013.  In March 2015, the Third DCA affirmed the amended final judgment.  RJR Tobacco’s motion for rehearing and rehearing en banc was denied on April 30, 2015. On May 29, 2015, RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court.  A decision is pending.

On February 11, 2013, in Evers v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Hillsborough County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Jacqueline Loyd, to be 31% at fault, RJR Tobacco to be 60% at fault and Lorillard Tobacco to be 9% at fault, and awarded $3.23 million in compensatory damages and $12.36 million in punitive damages against RJR Tobacco only.  The plaintiff alleged that as a result of using the defendants’ products, the decedent became addicted and suffered from smoking-related diseases and/or conditions, and sought an unspecified amount of damages.  In March 2013, the court granted the defendants’ post-trial motions for directed verdict on fraudulent concealment, conspiracy and punitive damages.  As a result, the $12.36 million punitive damages award was set aside.  The plaintiff’s motion to reconsider directed verdict as to concealment, conspiracy and punitive damages was denied in April 2013.  Final judgment was entered in the amount of $1.77 million against RJR Tobacco and approximately $266,000 against Lorillard Tobacco.  The plaintiff filed a notice of appeal to the Second DCA, the defendants filed a notice of cross appeal, RJR Tobacco posted a supersedeas bond in the amount of $1.77 million and Lorillard Tobacco posted a supersedeas bond in the amount of approximately $266,000 in May 2013.  Oral argument occurred on December 3, 2014.  A decision is pending.

On February 13, 2013, in Schoeff v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, James Schoeff, to be 25% at fault, RJR Tobacco to be 75% at fault, and awarded $10.5 million in compensatory damages and $30 million in punitive damages.  The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from addiction and one or more smoking-related diseases and/or conditions, including lung cancer, and sought in excess of $15,000 in damages.  In April 2013, final judgment was entered against RJR Tobacco in the amount of $7.88 million in compensatory damages and $30 million in punitive damages.  RJR Tobacco filed a notice of appeal to the Fourth DCA, and the plaintiff filed a notice of cross appeal in May 2013.  Oral argument occurred on May 19, 2015.  A decision is pending.

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

On May 2, 2013, in David Cohen v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Helen Cohen, to be 40% at fault, RJR Tobacco

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

to be 30% at fault, Lorillard Tobacco to be 20% at fault and the remaining defendant to be 10% at fault, and awarded $2.06 million in compensatory damages.  The plaintiff alleged that as a result of using the defendants’ products, the decedent became addicted and suffered from one or more smoking-related diseases and/or conditions, and sought in excess of $15,000 in compensatory damages and unspecified punitive damages.  Final judgment was entered against RJR Tobacco in the amount of $617,000 and against Lorillard Tobacco in the amount of approximately $411,000 in May 2013.  In July 2013, the court granted the defendants’ motion for a new trial due to the plaintiff’s improper arguments during closing.  The new trial date has not been scheduled.  The plaintiff filed a notice of appeal to the Fourth DCA, and the defendants filed a notice of cross appeal.  Briefing is underway.

On May 22, 2013, in John Campbell v. R. J. Reynolds Tobacco Co., a case pending in Polk County, Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco.  The plaintiff alleged that as a result of smoking the defendants’ products, the decedent, Judy Campbell, became addicted to smoking cigarettes and suffered from unspecified smoking-related conditions and/or diseases, and sought an unspecified amount of damages.  The plaintiff’s motion for a new trial was denied and the court entered final judgment in July 2013.  The plaintiff filed a notice of appeal to the Second DCA, and the defendants filed a notice of cross appeal in August 2013.  Oral argument occurred on May 12, 2015.  On May 20, 2015, the Second DCA affirmed the final judgment of the trial court, per curiam.  The plaintiff did not seek further review.

On May 23, 2013, in Earl Graham v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Faye Graham, to be 70% at fault, RJR Tobacco to be 20% at fault and the remaining defendant to be 10% at fault, and awarded $2.75 million in compensatory damages.  The plaintiff alleged that as a result of smoking the defendants’ products, the decedent became addicted to smoking cigarettes which resulted in her death, and sought an unspecified amount of damages.  Final judgment was entered against RJR Tobacco in the amount of $550,000 in May 2013.  The defendants filed a joint notice of appeal to the Eleventh Circuit, and RJR Tobacco posted a supersedeas bond in the amount of approximately $556,000 in October 2013.  On April 8, 2015, the Eleventh Circuit reversed and ordered entry of judgment for RJR Tobacco.  The Eleventh Circuit held that federal law impliedly preempts claims for strict liability and negligence based on the defect and negligence findings from Engle.  The plaintiff filed a motion for rehearing en banc or panel rehearing on April 28, 2015.  A decision is pending.

On June 4, 2013, in Starr-Blundell v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Lucy Mae Starr, to be 80% at fault, RJR Tobacco to be 10% at fault and the remaining defendant to be 10% at fault, and awarded $500,000 in compensatory damages.  The plaintiff alleged that as a result of smoking the defendants’ products, the decedent suffered from lung cancer and other smoking relating diseases and/or conditions, and sought in excess of $15,000 in damages.  The court entered final judgment in the amount of $50,000 against each defendant in November 2013.  The plaintiff filed a notice of appeal to the First DCA, and the defendants filed a notice of cross appeal in December 2013.  RJR Tobacco posted a supersedeas bond in the amount of $50,000 in December 2013.  On May 29, 2015, the First DCA affirmed the final judgment of the trial court, per curiam.    On June 29, 2015, the plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court.  On July 7, 2015, the Florida Supreme Court stayed the petition pending disposition of Soffer v. R. J. Reynolds Tobacco Co., described above.

On June 14, 2013, in Skolnick v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Leo Skolnick, to be 40% at fault, RJR Tobacco to be 30% at fault and the remaining defendant to be 30% at fault, and awarded $2.56 million in compensatory damages.  The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from lung cancer, and sought in excess of $15,000 in compensatory damages and unspecified punitive damages.  The court entered final judgment against RJR Tobacco in the amount of $766,500 in July 2013.  The defendants filed a joint notice of appeal to the Fourth DCA, and the plaintiff filed a notice of cross appeal in December 2013.  RJR Tobacco posted a supersedeas bond in the amount of $767,000 in March 2014.  On July 15, 2015, the Fourth DCA set aside the judgment and ordered a partial new trial.  The court held that the strict liability and negligence claims, on which the plaintiff had prevailed, were barred by a prior settlement entered into by the plaintiff in a separate action.  However, the court also held that the plaintiff’s concealment and conspiracy claims, on which the defendants had prevailed, must be re-tried due to an erroneous jury instruction on the statute of repose.

On June 19, 2013, in Thibault v. R. J. Reynolds Tobacco Co., a case pending in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Evelyn Thibault, to be 30% at fault and RJR Tobacco to be 70% at fault, and awarded $1.75 million in compensatory damages and $1.28 million in punitive damages.  The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from chronic obstructive pulmonary disease, and sought an unspecified amount of compensatory and punitive damages.  The court determined that comparative fault did not apply to reduce the amount of the verdict.  In June 2013, the court entered final judgment against RJR Tobacco in the amount of $3.03 million.  RJR Tobacco filed a notice of appeal to the First DCA in August 2013.  RJR Tobacco posted a supersedeas bond in the amount of $3.03 million in September 2013.  On October 13, 2014, the First DCA affirmed the trial court’s judgment, per curiam.  The First DCA also certified a conflict to the Florida Supreme Court with Hess v. Philip Morris USA, Inc., described above.  On October 22, 2014, RJR Tobacco

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court.  The Florida Supreme Court stayed the case pending disposition of Hess v. Philip Morris USA Inc.  On April 2, 2015, in Hess, the Florida Supreme Court held that, in Engle Progeny cases, the defendants cannot raise a statute of repose defense to claims for concealment or conspiracy.  A decision on the notice to invoke the discretionary jurisdiction of the Florida Supreme Court is pending.

On September 20, 2013, in Gafney v. R. J. Reynolds Tobacco Co., a case pending in Palm Beach County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Frank Gafney, to be 34% at fault, RJR Tobacco to be 33% at fault and Lorillard Tobacco to be 33% at fault, and awarded $5.8 million in compensatory damages.  Punitive damages were not awarded.  The plaintiff alleged that as a result of smoking the defendants’ products, the decedent developed chronic obstructive pulmonary disease, and sought in excess of $15,000 in compensatory damages.  Final judgment was entered against RJR Tobacco in the amount of $1.9 million and Lorillard Tobacco in the amount of $1.9 million in September 2013.  The defendants filed a joint notice of appeal to the Fourth DCA, and RJR Tobacco and Lorillard Tobacco each posted supersedeas bonds in the amount of $1.9 million in November 2013.  The plaintiff filed a notice of cross appeal.  Briefing is complete.  Oral argument has not been scheduled.

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

On February 18, 2014, in Goveia v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Orange County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Mary Goveia, to be 30% at fault, RJR Tobacco to be 35% at fault, and the remaining defendant to be 35% at fault, and awarded $850,000 in compensatory damages and $2.25 million in punitive damages against each defendant.  The plaintiff alleged that as a result of smoking the defendants’ products, the decedent became addicted and suffered from one or more smoking-related diseases and/or conditions, and sought an unspecified amount of compensatory and punitive damages.  Final judgment was entered in the amount of $297,500 in compensatory damages and $2.25 million in punitive damages against each defendant in April 2014.  The defendants filed a joint notice of appeal to the Fifth DCA, and RJR Tobacco posted a supersedeas bond in the amount of $2.5 million in April 2014.  The Fifth DCA affirmed the trial court’s judgment, per curiam, on June 30, 2015.  On July 15, 2015, the defendants filed a motion for a citation or, in the alternative, to extend the rehearing deadline and stay the issuance of the mandate.  The Fifth DCA denied the motion on August 3, 2015.

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

On March 17, 2014, in Clayton v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, David Clayton, to be 90% at fault and RJR Tobacco to be 10% at fault, and awarded $600,000 in compensatory damages.  Punitive damages were not awarded.  The plaintiff alleged that as a result of smoking the defendant’s products, the decedent suffered from bodily injury and died, and sought an unspecified amount of damages.  In July 2014, final judgment was entered against RJR Tobacco in the amount of $60,000 in compensatory damages,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

together with $163,469 in taxable costs, for a total of $223,469.  RJR Tobacco filed a notice of appeal to the First DCA in August 2014. RJR Tobacco posted a supersedeas bond in the amount of approximately $223,000, and the plaintiff filed a notice of cross appeal in September 2014.  Briefing is complete.  Oral argument has not been scheduled.

On March 26, 2014, in Bowden v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, William Bowden, to be 40% at fault, RJR Tobacco to be 30% at fault and the remaining defendant to be 30% at fault, and awarded $5 million in compensatory damages.  Punitive damages were not awarded.  The plaintiff alleged that as a result of smoking the defendants’ products, the decedent suffered from unspecified injuries which resulted in his death, and sought an unspecified amount of compensatory and punitive damages.  Final judgment was entered against each defendant in the amount of $1.5 million in compensatory damages in March 2014.  Post-trial motions were denied in May 2014.  The defendants filed a joint notice of appeal to the First DCA, the plaintiff filed a notice of cross appeal and RJR Tobacco posted a supersedeas bond in the amount of $1.5 million in June 2014.  Briefing is complete.  Oral argument has not been scheduled.

On April 29, 2014, in Dupre v. Philip Morris USA Inc., a case filed in December 2007, in the Circuit Court, Manatee County, Florida, the court declared a mistrial because the jury was unable to reach a unanimous verdict.  The plaintiff alleged that the decedent, Richard Dupre, was addicted to cigarettes manufactured by the defendant, and as a result, developed one or more smoking-related diseases and/or conditions.  The plaintiff is seeking compensatory and punitive damages, costs and interest.  Retrial began on April 27, 2015.  On May 5, 2015, the court again declared a mistrial based on a surprise change in testimony of a witness.  Retrial is scheduled for March 28, 2016.

On May 16, 2014, in Burkhart v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the plaintiff to be 50% at fault, RJR Tobacco to be 25% at fault, Lorillard Tobacco to be 10% at fault and the remaining defendant to be 15% at fault, and awarded $5 million in compensatory damages and $1.25 million in punitive damages against RJR Tobacco, $500,000 in punitive damages against Lorillard Tobacco and $750,000 in punitive damages against the remaining defendant.  The plaintiff alleged that she became addicted to smoking cigarettes manufactured by the defendants and suffers from one or more smoking-related diseases and/or conditions.  The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and interest.  Final judgment was entered in June 2014, and did not include a reduction for comparative fault.  In September 2014, the court denied the defendants’ post-trial motions.  The defendants filed a joint notice of appeal to the Eleventh Circuit on October 10, 2014.  Briefing is complete.  Oral argument is tentatively scheduled for September 29, 2015.

On May 19, 2014, in Starbuck v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, the court declared a mistrial because the jury was unable to reach a unanimous verdict.  The plaintiff alleged that he suffers from addiction and one or more smoking-related diseases and/or conditions.  The plaintiff is seeking an unspecified amount of compensatory damages.  Retrial began on December 1, 2014, and on December 16, 2014, the jury returned a verdict in favor of the defendants, including RJR Tobacco.  Final judgment was entered in February 2015.  In May 2015, the plaintiff’s motion for a new trial was granted on the grounds that the jury’s verdict on “addiction” was against the greater weight of the evidence.    The new trial has not been scheduled.

On June 23, 2014, in Bakst v. R. J. Reynolds Tobacco Co., now known as Odom v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Juanita Thurston, to be 25% at fault and RJR Tobacco to be 75% at fault, and awarded $6 million in compensatory damages plus $4,209 for funeral expenses and $14 million in punitive damages.  The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from nicotine addiction and one or more smoking-related diseases and/or conditions, including lung cancer.  The plaintiff sought in excess of $15,000 in compensatory damages, punitive damages, recoverable costs and interest.  RJR Tobacco’s post-trial motions were denied, and final judgment was entered against RJR Tobacco in the amount of $4.5 million in compensatory damages and $14 million in punitive damages.  RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $5 million in October 2014.  Briefing is underway.

On July 17, 2014, in Robinson v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Michael Johnson, Sr., to be 29.5% at fault and RJR Tobacco to be 70.5% at fault, and awarded $16.9 million in compensatory damages and determined that the plaintiff was entitled to punitive damages.  On July 18, 2014, the jury awarded $23.6 billion in punitive damages.  The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from lung cancer.  The plaintiff sought an unspecified amount of damages, costs and interest.    The court entered partial judgment on compensatory damages against RJR Tobacco in the amount of $16.9 million in July 2014.  On January 27, 2015, the court denied the defendant’s post-trial motions, but granted the defendant’s motion for remittitur of the punitive damages award.  The punitive damages award was remitted to approximately $16.9 million.  In February 2015, RJR Tobacco filed an objection to the remitted award of punitive damages and a demand for a new trial on damages.  The court granted a

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

new trial on the amount of punitive damages only.  The new trial on punitive damages, which was scheduled for June 29, 2015, has been stayed.  RJR Tobacco filed a notice of appeal to the First DCA of the partial judgment of compensatory damages and of the order granting a new trial on the amount of punitive damages only, and posted a supersedeas bond in the amount of $5 million.  Briefing on the merits is expected to begin later this year after the First DCA resolves a threshold issue regarding the scope of the appeal.

On July 31, 2014, in Harris v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff.  The jury allocated fault: (1) for the survival claim as follows: decedent – 60%, RJR Tobacco – 15%, Lorillard – 10%, and the remaining defendant – 15%, and (2) for the wrongful death claim as follows: decedent – 70%, RJR Tobacco – 10%, Lorillard – 10%, and the remaining defendant – 10%.  The jury awarded $400,000 in compensatory damages for wrongful death and $1.3 million in compensatory damages for the survival claim.  The jury declined to award punitive damages.  The plaintiff alleged that as a result of smoking cigarettes manufactured by the defendants, the decedent, Gerald Harris, became addicted and suffered from unspecified smoking-related diseases and/or conditions.  The plaintiff sought an unspecified amount of compensatory damages, costs and interest.  Final judgment was entered in December 2014.  Post-trial motions are pending.  In April 2015, the court stayed all post-trial proceedings pending resolution of any petition for en banc consideration and rehearing in Graham v. R. J. Reynolds Tobacco Co., discussed above.

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

On August 28, 2014, in Irimi v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Dale Moyer, to be 70% at fault, RJR Tobacco to be 14.5% at fault, Lorillard Tobacco to be 14.5% at fault and the remaining defendant to be 1% at fault, and awarded approximately $3.1 million in compensatory damages.  The jury did not find entitlement to punitive damages.  The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from one or more smoking-related illnesses or diseases.  The plaintiff sought an unspecified amount of compensatory damages.  Final judgment was entered against each of RJR Tobacco and Lorillard Tobacco in the amount of approximately $453,000 and against the remaining defendant in the amount of approximately $31,000.  On January 29, 2015, the court granted the defendants’ motion for a new trial.  The new trial has not been scheduled.  The plaintiff filed a notice of appeal to the Fourth DCA in February 2015, and the defendants filed a notice of cross appeal in March 2015.  Briefing is underway.

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

On October 10, 2014, in Lourie v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Hillsborough County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Barbara Lourie, to be 63% at fault, RJR Tobacco to be 3% at fault, Lorillard Tobacco to be 7% at fault and the remaining defendant to be 27% at fault, and awarded approximately $1.37 million in compensatory damages.  Punitive damages were not awarded.  The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from addiction and one or more smoking-related diseases and/or conditions.  The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and interest.  Post-trial motions were denied, final judgment was entered, and the defendants filed a joint notice of appeal to the Second DCA in November 2014.  RJR Tobacco posted a supersedeas bond in the amount of approximately $41,000, and Lorillard Tobacco posted a supersedeas bond in the amount of $96,000.  Briefing is underway.

On October 22, 2014, in Kerrivan v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the plaintiff to be 19% at fault, RJR Tobacco to be 31% at fault and the remaining defendant to be 50% at fault, and awarded $15.8 million in compensatory damages, and $9.6 million in punitive damages against RJR Tobacco and $15.7 million against the remaining defendant.  The plaintiff alleged that as a result of using the defendants’ products, the plaintiff developed one or more smoking-related diseases and/or conditions.  The plaintiff sought an unspecified amount of compensatory damages, punitive damages, costs and interest.  Final judgment was entered in November 2014.  RJR Tobacco filed its post-trial motions on December 11, 2014.  In May 2015, the trial court deferred briefing and directed the parties to notify the court when the mandate has issued in Graham v. R. J. Reynolds Tobacco Co. or Searcy v. R. J. Reynolds Tobacco Co., described above.

On November 5, 2014, in Bishop v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Orange County, Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco.  The plaintiff alleged that as a result of using the defendants’ products, the decedent, Robert Ramsay, suffered from one or more smoking-related diseases and/or conditions.  Final judgment was entered in November 2014.  The plaintiff’s motion for a new trial was denied in December 2014.  In January 2015, the plaintiff filed a notice of appeal, and the defendants filed a notice of cross appeal to the Fifth DCA.  Briefing is underway.

On November 7, 2014, in Taylor v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the plaintiff to be 42% at fault and RJR Tobacco to be 58% at fault, and awarded approximately $4.5 million in compensatory damages and approximately $521,000 in punitive damages.  The plaintiff alleged that as a result of using the defendant’s products, she suffers from chronic obstructive pulmonary disease and peripheral vascular disease.  The plaintiff sought in excess of $15,000 in compensatory damages.  Post-trial motions were denied, and final judgment was entered in the amount of approximately $4.64 million against RJR Tobacco.  RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of approximately $4.64 million in December 2014.  Briefing is underway.

On November 18, 2014, in Schleider v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Andrew Schleider, to be 30% at fault and RJR Tobacco to be 70% at fault, and awarded $21 million in compensatory damages.  The plaintiff alleged that as a result of the use of the defendant’s products, the decedent suffered from lung cancer and one or more smoking-related diseases and/or conditions.  The plaintiff sought in excess of $15,000 plus taxable costs and interest.  In June 2015, post-trial motions were denied, and final judgment was entered against RJR Tobacco in the amount of $14.7 million.  RJR Tobacco filed a notice of appeal to the Third DCA on July 16, 2015.  Briefing is underway.

On November 21, 2014, in Perrotto v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Nicholas Perrotto, to be 49% at fault, RJR Tobacco to be 20% at fault, Lorillard Tobacco to be 6% at fault and the remaining defendant to be 25% at fault, and awarded approximately $4.1 million in compensatory damages, but refused to award punitive damages.  The plaintiff alleged that as the result of the use of the defendants’ products, the decedent suffered from one or more smoking-related diseases and/or conditions.  The plaintiff sought in excess of $15,000, taxable costs and recoverable interest.  Final judgment was entered against RJR Tobacco in the amount of approximately $818,000 and against Lorillard Tobacco in the amount of approximately $245,000, and in December 2014, the plaintiff and the defendants filed motions for a new trial.  Decisions are pending.

On December 19, 2014, in Haliburton v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of RJR Tobacco.  The plaintiff alleged that as the result of the use of the defendant’s products, the decedent, Andrew Haliburton, suffered from one or more smoking-related diseases and/or conditions.  The plaintiff

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

sought an unspecified amount of compensatory and punitive damages, costs and interest.  The court denied the plaintiff’s post-trial motions in March 2015.  Final judgment was entered in favor of RJR Tobacco on April 14, 2015.  In May 2015, the plaintiff filed a notice of appeal to the Fourth DCA, and RJR Tobacco filed a notice of cross appeal.  Briefing is underway.

On January 29, 2015, in Ellen Gray v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Henry Gray, to be 50% at fault and RJR Tobacco to be 50% at fault, and awarded $6 million in compensatory damages. Punitive damages were not awarded.  The plaintiff alleged that as a result of the use of the defendant’s products, the decedent suffered from lung cancer, chronic obstructive pulmonary disease and other smoking-related diseases and/or conditions.  The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and interest.  Final judgment was entered against RJR Tobacco in the amount of $3 million in February 2015.  Post-trial motions are pending.  On June 10, 2015, the court granted RJR Tobacco’s motion to stay the case pending resolution of the petition for en banc consideration in Graham v. R. J. Reynolds Tobacco Co., described above.

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

On February 11, 2015, in Lennox v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of RJR Tobacco.  The plaintiff alleged that as a result of using the defendant’s products, she developed chronic obstructive pulmonary disease.  The plaintiff sought an unspecified amount of compensatory damages, costs and interest.  Punitive damages were not sought.  Final judgment was entered in favor of RJR Tobacco on April 6, 2015.  The plaintiff filed a motion for a new trial in April 2015, which was denied on June 19, 2015.  The defendants agreed to waive their motion for fees and costs if the plaintiff agreed not to appeal.  The plaintiff agreed to the proposal on July 7, 2015.

On February 11, 2015, in Sowers v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Charles Sowers, to be 50% at fault and RJR Tobacco to be 50% at fault, and awarded $4.25 million in compensatory damages.  Punitive damages were not awarded.  The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from lung cancer and chronic obstructive pulmonary disease.  The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and interest.  Final judgment was entered against RJR Tobacco in the amount of approximately $2.13 million on February 12, 2015.  Post-trial motions are pending.  On April 17, 2015, the court stayed post-trial proceedings until resolution of the petition for en banc consideration in Graham v. R. J. Reynolds Tobacco Co., described above.

On February 19, 2015, in McMannis v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Charlotte County, Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco.  The plaintiff alleged that as the result of using the defendants’ products, the decedent, Barbara McMannis, suffered from lung cancer and other smoking-related diseases or conditions.  The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and interest.  In May 2015, the plaintiff’s motion for a new trial was denied, and final judgment was entered.  The defendants agreed to waive their motion for fees and costs if the plaintiff agreed not to appeal.  The plaintiff agreed to the proposal on June 3, 2015.

On February 24, 2015, in Caprio v. R. J. Reynolds Tobacco Co., a jury advised the court that it could not reach a unanimous verdict.  The court directed the jury to complete the verdict form on those individual verdict questions where there was unanimous agreement. The jury did not reach unanimous agreement on all questions and completed only part of the verdict form. The defendants moved for a mistrial, and the plaintiff moved for entry of a partial verdict.  The Court requested post-trial briefing.  In May 2015, the court advised that it accepted the questions answered by the jurors as a partial verdict.  The court also denied the defendants’ post-trial motions.  A new trial will be held on the remaining issues, including comparative fault allocation.  The defendants filed a notice of appeal to the Fourth DCA on May 26, 2015.  The plaintiff filed a motion to dismiss the appeal on June 16, 2015. A decision is pending.

On February 26, 2015, in Zamboni v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Robert Hoover, to be 60% at fault, RJR Tobacco to be 30% at fault and the remaining defendant to be 10% at fault, and awarded $340,000 in compensatory damages.  Punitive damages were not awarded.  The plaintiff alleged that as a result of the use of the defendants’ products, the decedent suffered from cerebrovascular disease, coronary heart disease and lung cancer.  The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and interest.   Post-trial motions are pending.  The court stayed the case pending resolution of the petition for rehearing or rehearing en banc and any rehearing in Graham v. R. J. Reynolds Tobacco Co., discussed above.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

On March 25, 2015, in Pollari v. R. J. Reynolds Tobacco Co., a case filed in May 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Paul Pollari, to be 15% at fault, RJR Tobacco to be 42.5% at fault and the remaining defendant to be 42.5% at fault, and awarded $10 million in compensatory damages and $1.5 million in punitive damages against each defendant.  The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from lung cancer.  The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and interest.  Final judgment was entered against the defendants in the amount of $10 million in compensatory damages and $1.5 million in punitive damages against each defendant.  Post-trial motions are pending.

On April 2, 2015, in Ryan v. R. J. Reynolds Tobacco Co., a case filed in August 2007, in the Circuit Court, Broward County, Florida, the court declared a mistrial due to the opinion being issued by the Florida Supreme Court in Hess v. Philip Morris USA Inc.  The plaintiff alleges that as a result of using the defendants’ products, he developed chronic obstructive pulmonary disease.  The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and interest.  Retrial began on April 8, 2015.  On April 17, 2015, the jury returned a verdict in favor of the plaintiff, found the plaintiff to be 35% at fault and RJR Tobacco to be 65% at fault and awarded $21.5 million in compensatory damages and $25 million in punitive damages.  In May 2015, RJR Tobacco filed its post-trial motions, and final judgment was entered against RJR Tobacco in the amount of $21.5 million in compensatory damages and $25 million in punitive damages.  Post-trial motions are pending and a hearing on the motions is scheduled for September 15, 2015.

On May 21, 2015, in Ethel Gray v. R. J. Reynolds Tobacco Co., a case pending in Escambia County, Florida, a jury returned a verdict in favor of RJR Tobacco.  The plaintiff alleged that as a result of using the defendant’s products, the decedent, Willie Gray, suffered from peripheral vascular disease and chronic obstructive pulmonary disease.  The plaintiff sought an unspecified amount of damages, costs and interest.  Final judgment has not been entered.

On June 18, 2015, in Hardin v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Thomas Hardin, to be 87% at fault and RJR Tobacco to be 13% at fault, and awarded $776,000 in compensatory damages.  Punitive damages were not awarded.  The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from one or more smoking-related diseases or conditions.  Final judgment was entered against RJR Tobacco in the amount of $100,880 in June 2015.  Post-trial motions are pending.

On July 13, 2015, in McCoy v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Glodine McCoy, 35% at fault, RJR Tobacco 25% at fault, Lorillard Tobacco 20% at fault and the remaining defendant 20% at fault, and awarded $1.5 million in compensatory damages.  The jury also awarded $3 million in punitive damages against each defendant.  The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from lung cancer and other smoking-related diseases and/or conditions.  The plaintiff sought compensatory damages in excess of $15,000, punitive damages, recoverable costs and interest.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Under this order, there is a rebuttable presumption in the plaintiffs’ favor on those elements, and the plaintiffs bear the burden of proving that their alleged adverse health effects actually were caused by exposure to ETS in airplane cabins, that is, specific causation.

As of June 30, 2015, there were 2,545 Broin II lawsuits pending in Florida.  There have been no Broin II trials since 2007.

Class-Action Suits

Overview.  As of June 30, 2015, nine class-action cases, excluding the shareholder cases described below, were pending in the United States against RJR Tobacco, Lorillard Tobacco or their affiliates or indemnitees.  These class actions seek recovery for personal injuries allegedly caused by cigarette smoking or, in some cases, for economic damages allegedly incurred by cigarette or e-cigarette purchasers.

In 1996, the Fifth Circuit Court of Appeals in Castano v. American Tobacco Co. overturned the certification of a nation-wide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of state-wide, rather than nation-wide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco, Lorillard Tobacco, or their affiliates or indemnitees in state or federal courts in California, Illinois, Louisiana, Missouri, and West Virginia. All pending class-action cases are discussed below.

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

California Class Actions.  Sateriale v. R. J. Reynolds Tobacco Co., is a class action filed in November 2009 in the U.S. District Court for the Central District of California relating to the termination of a series of promotions by RJR Tobacco’s Camel brand from 1991 to 2007 known as “Camel Cash.”  The plaintiffs originally brought the case on behalf of a putative class of all persons who tried unsuccessfully to redeem Camel Cash certificates from October 1, 1991 through March 31, 2007, or who held Camel Cash certificates as of March 31, 2007. The plaintiffs alleged that RJR Tobacco failed to have any rewards available during the final promotional period.  The plaintiffs alleged claims based on the California Unfair Competition Law, the California Consumer Legal Remedies Law, breach of contract and promissory estoppel, and the plaintiffs sought injunctive relief, actual damages, costs and expenses. In January 2010, RJR Tobacco filed a motion to dismiss.  In February 2010, the plaintiffs filed an amended complaint.  In the amended complaint, the proposed class definition changed to a class consisting of all persons who reside in the U.S. and tried unsuccessfully to redeem Camel Cash certificates, also referred to as C-Notes, from October 1, 2006 to March 31, 2007.  The plaintiffs also proposed a California subclass consisting of persons in California meeting the same criteria.  In May 2010, RJR Tobacco’s motion to dismiss the amended complaint for lack of subject matter jurisdiction and, alternatively, for failure to state a claim was granted with leave to amend.  The plaintiffs filed a second amended complaint.  In July 2010, RJR Tobacco’s motion to dismiss the second amended complaint was granted with leave to amend.  The plaintiffs filed a third amended complaint, and RJR Tobacco filed a motion to dismiss in September 2010.  In December 2010, the district court granted RJR Tobacco’s motion to dismiss with prejudice and entered final judgment.   In January 2011, the plaintiffs filed a notice of appeal.  In July 2012, the U.S. Court of Appeals for the Ninth Circuit, referred to as the Ninth Circuit, affirmed the dismissal of the plaintiffs’ claims under the California Unfair Competition Law and the California Consumer Legal Remedies Acts and reversed the dismissal of the plaintiffs’ claims for promissory estoppel and breach of contract.  In October 2012, the Ninth Circuit denied RJR Tobacco’s motion for rehearing or rehearing en banc.  RJR Tobacco filed its answer to the plaintiffs’ third amended complaint in December 2012.  Following the completion of discovery in June 2014, RJR Tobacco filed a motion for summary judgment, and the plaintiffs filed a motion for class certification.  On December 19, 2014, the district court denied RJR Tobacco’s motion for summary judgment, declined to certify a national class, found that the plaintiffs’ promissory estoppel claim could not be tried on a class basis, and, on the plaintiffs’ breach of contract claim, certified a class of “all persons in California who, as adult smokers, were assigned registration numbers by RJR Tobacco, collected C-Notes, and held C-Notes as of October 1, 2006.”  In January 2015, RJR Tobacco filed motions for reconsideration of the district court’s order on class certification and summary judgment.  On April 8, 2015, the district court denied both of RJR Tobacco’s motions for reconsideration.  On April 22, 2015, RJR Tobacco filed a petition with the Ninth Circuit for leave to appeal the district court’s order granting class certification.  A decision is pending.  In May 2015, the court denied the plaintiffs’ motion to add residents of New York, South Dakota and Iowa into the certified class.  On June 17, 2015, the court denied RJR Tobacco’s motion to certify an interlocutory appeal of the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

district court’s denial of RJR Tobacco’s motion for summary judgment.  On July 8, 2015, RJR Tobacco’s motion for leave to reopen discovery was granted.  Trial is scheduled to begin on November 3, 2015.

In Diek v. Lorillard Tobacco Company, a putative class action filed in April 2015, in the Superior Court of California, Orange County, the plaintiff brought a case against Lorillard Tobacco and two affiliated entities on behalf of a putative class of purchasers of one or more blu brand e-cigarettes, including e-juices, components thereof, cartridges or accessories sold by the defendants.  The plaintiff alleges that certain advertising, marketing and packaging materials for blu brand e-cigarettes made deceptive claims and omitted material information.  The plaintiff seeks injunctive relief under California Civil Code §1,750 et seq., injunctive and equitable relief under California Business & Professions Code §17,200 et seq., injunctive relief and damages under California Business and Professions Code §17,500 et seq., and damages for purported breaches of express warranty.  On June 18, 2015, pursuant to the terms of the Asset Purchase Agreement, RAI tendered the defense of this action to, and sought indemnification for this action from, Imperial Sub.  On June 26, 2015, the defendants removed the action to the U.S. District Court for the Central District of California.

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

The seminal “lights” class-action case involves RJR Tobacco’s competitor, Philip Morris, Inc. Trial began in Price v. Philip Morris, Inc. in January 2003. In March 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Philip Morris pursued various avenues of relief from the $12 billion bond requirement. On December 15, 2005, the Illinois Supreme Court reversed the lower court’s decision and sent the case back to the trial court with instructions to dismiss the case. On December 5, 2006, the trial court granted the defendant’s motion to dismiss and for entry of final judgment.  The case was dismissed with prejudice the same day. In December 2008, the plaintiffs filed a petition for relief from judgment, stating that the U.S. Supreme Court’s decision in Good v. Altria Group, Inc. rejected the basis for the reversal. The trial court granted the defendant’s motion to dismiss the plaintiffs’ petition for relief from judgment in February 2009. In March 2009, the plaintiffs filed a notice of appeal to the Illinois Appellate Court, Fifth Judicial District, requesting a reversal of the February 2009 order and remand to the circuit court. On February 24, 2011, the appellate court entered an order, concluding that the two-year time limit for filing a petition for relief from a final judgment began to run when the trial court dismissed the plaintiffs’ lawsuit on December 18, 2006.  The appellate court therefore found that the petition was timely, reversed the order of the trial court, and remanded the case for further proceedings.  Philip Morris filed a petition for leave to appeal to the Illinois Supreme Court.  On September 28, 2011, the Illinois Supreme Court denied Philip Morris’s petition for leave to appeal and returned the case to the trial court for further proceedings.  In December 2012, the trial court denied the plaintiffs’ petition for relief from the judgment.  The plaintiffs filed a notice of appeal to the Illinois Appellate Court, Fifth Judicial District.  In April 2014, the appellate court reinstated the 2003 verdict.  In May 2014, Philip Morris filed a petition for leave to appeal to the Illinois Supreme Court and a motion for supervisory order.  Philip Morris has requested the Illinois Supreme Court to direct the Fifth Judicial District to vacate its April 2014 judgment and to order the Fifth Judicial District to affirm the trial court’s denial of the plaintiff’s petition for relief from the judgment, or in the alternative, grant its petition for leave to appeal.  On September 24, 2014, the Illinois Supreme Court agreed to hear Philip Morris’s appeal.  Oral argument occurred on May 19, 2015.  A decision is pending.

In Turner v. R. J. Reynolds Tobacco Co., a case filed in February 2000, in Circuit Court, Madison County, Illinois, a judge certified a class in November 2001. In June 2003, RJR Tobacco filed a motion to stay the case pending Philip Morris’s appeal of the Price v. Philip Morris, Inc. case mentioned above, which the judge denied in July 2003. In October 2003, the Illinois Fifth District Court of Appeals denied RJR Tobacco’s emergency stay/supremacy order request. In November 2003, the Illinois Supreme Court granted RJR Tobacco’s motion for a stay pending the court’s final appeal decision in Price. On October 11, 2007, the Illinois Fifth District Court of Appeals dismissed RJR Tobacco’s appeal of the court’s denial of its emergency stay/supremacy order request and remanded the case to the Circuit Court. A status conference is scheduled for August 19, 2015.

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

In Parsons v. A C & S, Inc., a case filed in February 1998 in Circuit Court, Ohio County, West Virginia, the plaintiff sued asbestos manufacturers, U.S. cigarette manufacturers, including RJR Tobacco, B&W, Lorillard Tobacco, and parent companies of U.S. cigarette manufacturers, including RJR and Lorillard, seeking to recover $1 million in compensatory and punitive damages individually and an unspecified amount for the class in both compensatory and punitive damages. The class was brought on behalf of persons who allegedly have personal injury claims arising from their exposure to respirable asbestos fibers and cigarette smoke. The plaintiffs allege that Mrs. Parsons’ use of tobacco products and exposure to asbestos products caused her to develop lung cancer and to become addicted to tobacco.  In December 2000, three defendants, Nitral Liquidators, Inc., Desseaux Corporation of North America and Armstrong World Industries, filed bankruptcy petitions in the U.S. Bankruptcy Court for the District of Delaware, In re Armstrong World Industries, Inc. Pursuant to section 362(a) of the Bankruptcy Code, Parsons is automatically stayed with respect to all defendants who filed for bankruptcy.  The case remained pending against the other defendants, including RJR Tobacco and Lorillard Tobacco, but it has long been dormant.

Finally, in Jones v. American Tobacco Co., Inc., a case filed in December 1998 in Circuit Court, Jackson County, Missouri, the defendants removed the case to the U.S. District Court for the Western District of Missouri in February 1999. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco, B&W, Lorillard Tobacco, and parent companies of U.S. cigarette manufacturers, including RJR and Lorillard, by tobacco product users and purchasers on behalf of all similarly situated Missouri consumers. The plaintiffs allege that their use of the defendants’ tobacco products has caused them to become addicted to nicotine. The plaintiffs seek to recover an unspecified amount of compensatory and punitive damages. The case was remanded to the Circuit Court in February 1999. There is currently no activity in this case.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Filter Cases

Claims have been brought against Lorillard Tobacco and Lorillard by individuals who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by a predecessor to Lorillard Tobacco for a limited period of time ending more than 50 years ago. As of June 30, 2015, Lorillard Tobacco and/or Lorillard was a defendant in 67 Filter Cases.    Since January 1, 2012, Lorillard Tobacco has paid, or has reached agreement to pay, a total of approximately $49.3 million in settlements to finally resolve 178 claims asserted in Filter Cases.

Pursuant to the terms of a 1952 agreement between P. Lorillard Company and H&V Specialties Co., Inc. (the manufacturer of the filter material), Lorillard Tobacco is required to indemnify Hollingsworth & Vose for legal fees, expenses, judgments and resolutions in cases and claims alleging injury from finished products sold by P. Lorillard Company that contained the filter material.

On September 13, 2013, the jury in DeLisle v. A. W. Chesterton Company, a case tried in the Circuit Court for the 17th Judicial Circuit, Broward County, Florida, found in favor of the plaintiffs as to their claims for negligence and strict liability, and awarded $8 million. Lorillard Tobacco is responsible for 44%, or $3.52 million. Judgment was entered on November 6, 2013. Lorillard Tobacco filed its notice of appeal on November 18, 2013.  Briefing is underway.

Health-Care Cost Recovery Cases

Health-care cost recovery cases have been brought by a variety of plaintiffs. Other than certain governmental actions, these cases largely have been unsuccessful on remoteness grounds, which means that one who pays an injured person’s medical expenses is legally too remote to maintain an action against the person allegedly responsible for the injury.

As of June 30, 2015, two health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, Lorillard Tobacco, or all three, as discussed below after the discussion of the State Settlement Agreements.  A limited number of claimants have filed suit against RJR Tobacco, one of its affiliates, and other tobacco industry defendants to recover funds for health care, medical and other assistance paid by foreign provincial governments in treating their citizens.  For additional information on these cases, see “— International Cases” below.

State Settlement Agreements.  In June 1994, the Mississippi Attorney General brought an action, Moore v. American Tobacco Co., against various industry members, including RJR Tobacco, B&W and Lorillard Tobacco. This case was brought on behalf of the state to recover state funds paid for health care and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. Most other states, through their attorneys general or other state agencies, sued RJR Tobacco, B&W, Lorillard Tobacco and other U.S. cigarette manufacturers based on similar theories. The cigarette manufacturer defendants, including RJR Tobacco, B&W and Lorillard Tobacco, settled the first four of these cases scheduled for trial — Mississippi, Florida, Texas and Minnesota — by separate agreements with each such state.

On November 23, 1998, the major U.S. cigarette manufacturers, including RJR Tobacco, B&W and Lorillard Tobacco, entered into the Master Settlement Agreement with attorneys general representing the remaining 46 states, the District of Columbia, Puerto Rico, Guam, the Virgin Islands, American Samoa and the Northern Marianas. Effective on November 12, 1999, the MSA settled all the health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions and released various additional present and future claims.

In the settling jurisdictions, the MSA released RJR Tobacco, B&W, Lorillard Tobacco, and their affiliates and indemnitees, including RAI and Lorillard, from:

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

RAI’s operating subsidiaries expenses and payments under the State Settlement Agreements for 2013 and 2014, and the projected expenses and payments for 2015 and beyond, which include the impact of the Merger, are set forth below (2).

		2013	2014	2015	2016	2017	2018 and thereafter
	Settlement expenses	$1,819	$1,917				—
	Settlement cash payments	$2,582	$1,985				—
	Projected settlement expenses			$>2,400	$>2,900	$>3,200	$>3,200
	Projected settlement cash payments			$>2,100	$>3,100	$>2,900	$>3,200

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

U.S. Department of Justice Case.  On September 22, 1999, in United States v. Philip Morris USA Inc., the U.S. Department of Justice brought an action against RJR Tobacco, B&W, Lorillard Tobacco and other tobacco companies in the U.S. District Court for the District of Columbia. The government initially sought to recover federal funds expended by the federal government in providing health care to smokers who developed diseases and injuries alleged to be smoking-related, based on several federal statutes. In addition, the government sought, pursuant to the civil provisions of RICO, disgorgement of profits the government contends were earned as a consequence of a RICO racketeering “enterprise.” In September 2000, the district court dismissed the government’s claims asserted under the Medical Care Recovery Act as well as those under the Medicare Secondary Payer provisions of the Social Security Act, but did not dismiss the RICO claims. In February 2005, the D.C. Circuit ruled that disgorgement is not an available remedy in this case. The government’s petition for writ of certiorari with the U.S. Supreme Court was denied in October 2005. The non-jury, bench trial began in September 2004, and closing arguments concluded in June 2005.

On August 17, 2006, the district court found certain defendants, including RJR Tobacco, B&W and Lorillard Tobacco had violated RICO, but did not impose any direct financial penalties. The district court instead enjoined RJR Tobacco, Lorillard Tobacco and the defendants from committing future racketeering acts, participating in certain trade organizations, making misrepresentations concerning smoking and health and youth marketing, and using certain brand descriptors such as “low tar,” “light,” “ultra light,” “mild” and “natural.” The district court also ordered RJR Tobacco, Lorillard Tobacco and the other defendants to issue “corrective communications” on five subjects, including smoking and health and addiction, and to comply with further undertakings, including maintaining web sites of historical corporate documents and disseminating certain marketing information on a confidential basis to the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

government. In addition, the district court placed restrictions on the defendants’ ability to dispose of certain assets for use in the United States, unless the transferee agrees to abide by the terms of the district court’s order, and ordered certain defendants to reimburse the U.S. Department of Justice its taxable costs incurred in connection with the case.

Certain defendants, including RJR Tobacco and Lorillard Tobacco, filed notices of appeal to the D.C. Circuit in September 2006. The government filed its notice of appeal in October 2006. In addition, the defendants, including RJR Tobacco and Lorillard Tobacco, filed joint motions asking the district court to clarify and to stay its order pending the defendants’ appeal. On September 28, 2006, the district court denied the defendants’ motion to stay. On September 29, 2006, the defendants, including RJR Tobacco and Lorillard Tobacco, filed a motion asking the D.C. Circuit to stay the district court’s order pending the defendants’ appeal. The D.C. Circuit granted the motion in October 2006.

In November 2006, the D.C. Circuit stayed the appeals pending the district court’s ruling on the defendants’ motion for clarification. The defendants’ motion was granted in part and denied in part. The defendants’ motion as to the meaning and applicability of the general injunctive relief of the August 2006 order was denied. The request for clarification as to the scope of the provisions in the order prohibiting the use of descriptors and requiring corrective statements at retail point of sale was granted. The district court also ruled that the provisions prohibiting the use of express or implied health messages or descriptors do apply to the actions of the defendants taken outside of the United States.

In May 2009, the D.C. Circuit largely affirmed the finding of liability against the tobacco defendants and remanded to the trial court for dismissal of the trade organizations. The D.C. Circuit also largely affirmed the remedial order, including the denial of additional remedies, but vacated the order and remanded for further proceedings as to the following four discrete issues:

•	the issue of the extent of B&W’s control over tobacco operations was remanded for further fact finding and clarification;

•

the remedial order was vacated to the extent that it binds all defendants’ subsidiaries and was remanded to the district court for determination as to whether inclusion of the subsidiaries and which of the subsidiaries satisfy Rule 65(d) of the Federal Rules of Civil Procedure;

•

the D.C. Circuit held that the provision found in paragraph four of the injunction, concerning the use of any express or implied health message or health descriptor for any cigarette brand, should not be read to govern overseas sales. The issue was remanded to the district court with instructions to reformulate it so as to exempt foreign activities that have no substantial, direct and foreseeable domestic effects; and

•

the remedial order was vacated regarding “point of sale” displays and remanded for the district court to evaluate and make due provisions for the rights of innocent persons, either by abandoning this part of the remedial order or re-crafting a new version reflecting the rights of third parties.

RJR Tobacco, Lorillard Tobacco and the other defendants, as well as the Department of Justice, filed petitions for writ of certiorari to the U.S. Supreme Court in February 2010.   In June 2010, the U.S. Supreme Court denied the parties’ petitions for writ of certiorari.

Post-remand proceedings are underway to determine the extent to which the original order will be implemented.  On December 22, 2010, the district court dismissed B&W from the litigation.  On March 3, 2011, the defendants filed a motion for vacatur, in which they moved to vacate the district court’s injunctions and factual findings and dismiss the case in its entirety.  The court denied the motion on June 1, 2011.  The defendants filed a notice of appeal.  In addition, the parties to the lawsuit entered into an agreement concerning certain technical obligations regarding their public websites.  Pursuant to this agreement, RJR Tobacco agreed to deposit $3.125 million, and Lorillard Tobacco agreed to deposit $650,000, over three years into the registry of the district court.  Those deposits are now complete.  In July 2012, the D.C. Circuit affirmed the district court’s denial of the defendants’ motion to vacate the injunctions.  In November 2012, the trial court entered an order wherein the court determined the language to be included in the text of the corrective statements and directed the parties to engage in discussions with the Special Master to implement them.  The defendants filed a notice of appeal of that order on January 25, 2013.  In February 2013, the D.C. Circuit granted the defendants’ motion to hold the case in abeyance pending the District Court’s resolution of corrective-statement implementation issues.  The mediation process on implementation issues has concluded, and the district court entered an implementation order on June 2, 2014.  The order stays implementation pending exhaustion of appeals on the corrective-statements remedy.  On June 25, 2014, the defendants filed a notice of appeal from the implementation order.  On August 8, 2014, the D.C. Circuit consolidated the appeal from the implementation order with the appeal previously held in abeyance from the district court order dictating the language of the corrective statements.  Oral argument before the D.C. Circuit was held on February 23, 2015.    On May 22, 2015, the D.C. Circuit issued its opinion on the court-ordered corrective statements.  The D.C. Circuit reversed part of the corrective statements, affirmed other parts and remanded the case to the District Court for further proceedings.  On June 8, 2015, the district court entered an order authorizing the transfer of certain cigarette brands and businesses to Imperial Sub and subjecting Imperial Sub and two of its affiliates—Commonwealth Brands, Inc. and Commonwealth-Altadis, Inc.—to the jurisdiction of the district court in this case.  Under Paragraph 20 of Order #1015, the district court’s authorization was required prior to the transfer of the brands from RJR Tobacco and Lorillard Tobacco to Imperial Sub.  On June 30, 2015, the district court held a status conference to discuss briefing and scheduling of future submissions in light of the D.C.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Circuit’s decision on the corrective statement issue.  On July 7, 2015, the U.S. Department of Justice filed a motion for rehearing with the D.C. Circuit.  In light of the corrective-statements implementation order, $20 million has been accrued for the estimated costs of the corrective communications and is included in the condensed consolidated balance sheet (unaudited) as of June 30, 2015.

Native American Tribe Case.  As of June 30, 2015, one Native American tribe case was pending before a tribal court against RJR Tobacco, B&W and Lorillard Tobacco, Crow Creek Sioux Tribe v. American Tobacco Co., a case filed in September 1997 in Tribal Court, Crow Creek Sioux, South Dakota. The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant.

International Cases.  Ten health care reimbursement cases have been filed against RJR Tobacco, its affiliates, or B&W outside the United States, by each of the Canadian provinces.  In these actions, foreign governments are seeking to recover for health care, medical and other assistance paid and to be paid in treating their citizens for tobacco-related disease.  No such actions are pending in the United States.  Pursuant to the terms of the 1999 sale of RJR Tobacco’s international tobacco business, RJR Tobacco has tendered the defense of these actions to Japan Tobacco Inc., referred to as JTI. Subject to a reservation of rights, JTI has assumed the defense of RJR Tobacco and its current or former affiliates in these actions.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

•

Quebec - In June 2012, a case was filed on behalf of the Province of Quebec, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Superior Court of the Province of Quebec, District of Montreal.  The claim is brought pursuant to legislation enacted in Quebec in 2009, which legislation is substantially similar to the revised British Columbia statute described above.  In this action, the Quebec government seeks to recover essentially the same types of damages that are being sought in the British Columbia and other provincial actions described above based on analogous theories of liability.  RJR Tobacco and its affiliate have brought a motion challenging the jurisdiction of the Quebec court, which was dismissed.  RJR Tobacco and its affiliate filed defenses in December 2014.  Pretrial discovery is ongoing.  Separately, in August 2009, certain Canadian manufacturers filed a constitutional challenge to the Quebec statute, which was dismissed.  Argument in the appeal of that decision proceeded on June 18, 2015.  Judgment was reserved.

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

•

Nova Scotia – In January 2015, a case was filed on behalf of the Province of Nova Scotia, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Supreme Court of Nova Scotia, Halifax, Nova Scotia.  The claim is brought pursuant to legislation assented to in 2005 and proclaimed in 2014, which legislation is substantially similar to the revised British Columbia statute described above.  In this action, the Nova Scotia government seeks to recover essentially the same types of damages that are being sought in the British Columbia and other provincial actions described above based on analogous theories of liability.  RJR Tobacco and its affiliate filed statements of defense in July 2015.

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

•

In Kunka v. Canadian Tobacco Manufacturers’ Council, a case filed in June 2009 in the Court of Queen’s Bench of Manitoba against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, the plaintiff, an individual smoker, alleging her own addiction and chronic obstructive pulmonary disease, severe asthma and lung disease resulting from the use of tobacco products, is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all individuals, including their estates, and their dependents and family members, who purchased or smoked cigarettes manufactured by the defendants, as well as restitution of profits and reimbursement of government expenditure for health-care benefits allegedly caused by the use of tobacco products.

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

State Settlement Agreements—Enforcement and Validity; Adjustments

As of June 30, 2015, there were 28 cases concerning the enforcement, validity or interpretation of the State Settlement Agreements in which RJR Tobacco, B&W or Lorillard Tobacco is a party. This number includes those cases, discussed below, relating to disputed payments under the State Settlement Agreements.

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

In February 2010, the Mississippi Attorney General filed a motion alleging that RJR Tobacco had improperly failed to report shipments of certain categories of cigarette volumes, and for certain years had improperly reported its net operating profit.  As a result, the State alleged that settlement payments to it were improperly reduced.  RJR Tobacco disputed these allegations.  Hearings on these issues were held on January 24-25, 2012, and May 9, 2012.  On May 15, 2012, the court entered an order finding in favor of RJR Tobacco on the claim related to RJR Tobacco’s reported net operating profits in the year used as a baseline for future calculations of the State’s net operating profits payment.  The State had sought $3.8 million in damages for this issue, with an additional $2.7 million in interest.  On June 19, 2012, the court entered an order finding in favor of the State on the remaining issues, holding that the total amount of the underpayment was approximately $3.3 million and that interest on the underpayment was also approximately $3.3 million, though the court also held that this amount should be offset by additional payments previously made by Lorillard Tobacco on some of these issues.  The court further ordered RJR Tobacco to perform an accounting of its profits and shipments from 1999-2011.  On July 10, 2012, RJR Tobacco filed a petition with the Mississippi Supreme Court requesting leave to immediately appeal the court’s ordered accounting and its entry of judgment for the State without first conducting an evidentiary hearing.  On August 15, 2012, the request was denied.  An independent accountant acceptable to both the State and RJR Tobacco was identified and retained.  On August 8, 2013, the final report of the independent accountant was filed with the court.  The report generally found that RJR Tobacco’s accounting and reporting of information in connection with settlement payment calculations was correct.  In some respects, the report expressly disagreed with findings made earlier by the trial court.  On December 13, 2013, the State of Mississippi filed its report as to additional damages due from RJR Tobacco, challenging in various respects the findings set forth in the final report of the independent accountant and seeking various changes to the damages calculations.  Also on December 13, 2013, RJR Tobacco filed a motion to finalize remaining damages of third round issues, and/or reconsider, the June 19, 2012 order requesting that the court implement the findings of the independent accountant in a final order on the damage issues and/or to revisit its earlier rulings “in light of the findings and determinations in the independent accountant’s report.”  A hearing on these motions was held on July 2, 2014.  On September 24, 2014, the court entered an order confirming its earlier rulings and ordered RJR Tobacco to pay compensatory damages (including interest) to the State in the total sum of approximately $8.0 million.

Finally, in connection with the actions brought against RJR Tobacco and B&W, the court awarded the State attorneys’ fees and expenses in an amount to be determined.  On May 1, 2013, a hearing on attorneys’ fees and expenses was held before the Special Master appointed by the court.  On November 19, 2013, the Special Master issued a report and recommendations on application for

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

On June 16, 2015, the State of Mississippi and RJR Tobacco entered into an agreement with respect to certain claims for years 1999 through 2014 against RJR Tobacco, B&W and Lorillard Tobacco, referred to as the 2015 Settlement Agreement.  The 2015 Settlement Agreement resolved with finality all claims that were brought, could have been brought, or could be brought against RJR Tobacco, B&W or Lorillard Tobacco in the enforcement actions filed by the State in the Mississippi Chancery Court.  The 2015 Settlement Agreement required RJR Tobacco to pay approximately $15 million in resolution of the State’s claims and approximately $4 million in resolution of the award of attorneys’ fees and costs entered by the Mississippi Chancery Court in its order of October 6, 2014. The 2015 Settlement Agreement contains no admission or concession of any liability or any wrongdoing whatsoever on the part of RJR Tobacco, B&W or Lorillard Tobacco relating to the claims release pursuant to the 2015 Settlement Agreement.  On June 18, 2015, the court entered an agreed judgment of dismissal upon the joint motion filed by the State of Mississippi, RJR Tobacco and B&W that dismissed with prejudice all pending motions and claims in the case, including but not limited to, the State’s Notices of Violation and Motions to Enforce Settlement Agreement filed on August 2005 and February 2010.

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

NPM Adjustment Claim for 2003.  For 2003, the Adjustment Requirements were satisfied. As a result, in April 2006, RJR Tobacco placed approximately $647 million, and Lorillard Tobacco placed approximately $114 million, of its MSA payment into a disputed payments account, in accordance with a procedure established by the MSA. Such amounts represented RJR Tobacco’s and Lorillard Tobacco’s shares of the 2003 NPM Adjustment as calculated by the Independent Auditor. In March 2007, the Independent Auditor issued revised calculations that reduced RJR Tobacco’s and Lorillard Tobacco’s share of the NPM Adjustment for 2003 to approximately $615 million and $109 million, respectively. As a result, in April 2007, RJR Tobacco and Lorillard Tobacco instructed the Independent Auditor to release to the settling states approximately $32 million and $5 million, respectively, from the disputed payments account.

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

On September 11, 2013, the Arbitration Panel issued rulings with respect to the 15 remaining contested states.  The Arbitration Panel ruled that six states (representing approximately 14.68% allocable share) – Indiana, Kentucky, Maryland, Missouri, New Mexico and Pennsylvania – had not diligently enforced their Qualifying Statutes in 2003.  As a result of these rulings, it was expected that each of RJR Tobacco and Lorillard Tobacco was entitled to the maximum remaining amount with respect to its 2003 NPM Adjustment claim – approximately $266 million and $47 million, respectively, plus interest and earnings.  All six states that were found “non-diligent” by the Arbitration Panel filed motions to vacate and/or modify the diligent enforcement rulings on the 2003 NPM Adjustment claim.  To date, only the state courts in Pennsylvania and Missouri have entered orders affecting the settlement payment calculations.  Both courts modified the judgment reduction method that had been adopted by the Arbitration Panel, the effect of which was to reduce RJR Tobacco’s and Lorillard Tobacco’s recovery from these two states by a total of $75 million and $13 million, respectively.  Similar motions filed by Maryland were denied by its state court.  The orders in Pennsylvania and Missouri have been appealed by RJR Tobacco and the other PMs.  On April 10, 2015, the intermediate appellate court in Pennsylvania upheld the trial court ruling modifying the judgment reduction method adopted by the Arbitration Panel.  RJR Tobacco is appealing that ruling.  Maryland is appealing the rulings on its motions.

Separately, two of the states found to be “non-diligent,” Kentucky and Indiana, subsequently joined the partial settlement of certain NPM Adjustment claims, as described in more detail below.  As a result, RJR Tobacco now estimates that the maximum remaining amount of its claim and Lorillard Tobacco’s claim with respect to the 2003 NPM Adjustment claim is $197 million and $35 million, respectively, plus interest and earnings, and before reduction for the impact of the Pennsylvania and Missouri court orders.

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

During the first quarter of 2015, RJR Tobacco reviewed the status of the various challenges filed by the non-diligent states to certain rulings of the Arbitration Panel.  Two of the non-diligent states, Pennsylvania and Missouri, are no longer challenging the findings of non-diligence entered against them by the Arbitration Panel.  As a result, notwithstanding the orders entered by the trial courts in those two states that modified the judgment reduction method adopted by the Arbitration Panel to account for the partial settlement of certain NPM Adjustment claims and RJR Tobacco’s pending appeals of those rulings, a certain portion of the potential recovery from these two states is now certain and can be estimated.  Consequently, RJR Tobacco recognized $70 million as a reduction of cost of products sold in RAI’s condensed consolidated statement of income (unaudited) for the six months ended June 30, 2015.  Until such time as the various remaining state motions challenging the rulings of the Arbitration Panel have been resolved, including any necessary appeals, uncertainty exists as to the timing, process and amount of RJR Tobacco’s ultimate recovery with

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

respect to its remaining share of the 2003 NPM Adjustment claim.  Due to the uncertainty over the final resolution of these additional challenges impacting the remaining amount of RJR Tobacco’s 2003 NPM Adjustment claim, no additional amounts resulting from the rulings of the Arbitration Panel for the remaining four non-diligent states have been recognized in RAI’s condensed consolidated financial statements (unaudited) as of June 30, 2015.

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

On May 19, 2015, a new agreement with respect to significant factor determinations pertaining to 2013 and 2014 was entered into on similar terms to the two earlier agreements, although the amount of the payment by RJR Tobacco and the other PMs for each year covered by the agreement was reduced from $5 million to $3.5 million.  RJR Tobacco’s and Lorillard Tobacco’s shares of the payment pertaining to 2013 remained at approximately 47%, or $1.63 million, and approximately 20%, or $0.70 million, respectively.

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

The approximate maximum principal amounts of RJR Tobacco’s and Lorillard Tobacco’s shares of the disputed NPM Adjustments for the years 2004 through 2012, as currently calculated by the Independent Auditor, are as follows (the amounts shown below do not include the interest or earnings thereon to which RJR Tobacco and Lorillard Tobacco believe they would be entitled under the MSA and do not reflect any reduction as a result of the Term Sheet described below):

Year for which NPM Adjustment calculated	2004	2005	2006	2007	2008	2009	2010	2011	2012
Year in which deduction for NPM Adjustment was taken	2007	2008	2009	2010	2011	2012	2013	2014	2015
RJR Tobacco’s approximate share of disputed NPM Adjustment (millions)	$562	$445	$419	$435	$468	$472	$470	$422	$429
Lorillard Tobacco’s approximate share of disputed NPM Adjustment (millions)	$111	$76	$73	$83	$104	$107	$119	$88	$97

In addition to the NPM Adjustment claims described above, RJR Tobacco and Lorillard Tobacco have filed dispute notices with respect to their annual MSA payments relating to the NPM Adjustments potentially applicable to 2013 and 2014.  The amount at issue for those two years is approximately $888 million and $185 million in the aggregate for RJR Tobacco and Lorillard Tobacco, respectively.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

As of June 30, 2015, six non-settling states have motions pending, in their respective MSA courts, to vacate and/or modify the Award.  The motions filed by Idaho and Colorado have been denied.

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

Antitrust Case

A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. As of June 30, 2015, all of the federal and state court cases on behalf of indirect purchasers had been dismissed.

In Smith v. Philip Morris Cos., Inc., a case filed in February 2000, and pending in District Court, Seward County, Kansas, the court granted class certification in November 2001, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, and the parent companies of the major U.S. cigarette manufacturers, including RJR, seeking to recover an unspecified amount in actual and punitive damages. The plaintiffs allege that the defendants participated in a conspiracy to fix or maintain the price of cigarettes sold in the United States. In an opinion dated March 23, 2012, the court granted summary judgment in favor of RJR Tobacco and B&W on the plaintiffs’ claims.  On July 18, 2014, the Court of Appeals of the State of Kansas affirmed the grant of summary judgment.  On August 18, 2014, the plaintiffs filed a petition for review with the Supreme Court of the State of Kansas.  On June 29, 2015, the court denied the petition for review.

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

•

JTI also has sought indemnification relating to a Statement of Claim filed on April 23, 2010, against JTI Macdonald Corp., referred to as JTI-MC, by the Ontario Flue-Cured Tobacco Growers’ Marketing Board, referred to as the Board, Andy J. Jacko, Brian Baswick, Ron Kichler, and Aprad Dobrenty, proceeding on their own behalf and on behalf of a putative class of Ontario tobacco producers that sold tobacco to JTI-MC during the period between January 1, 1986, and December 31, 1996, referred to as the Class Period, through the Board pursuant to certain agreements.  The Statement of Claim seeks recovery for damages allegedly incurred by the class representatives and the putative class for tobacco sales during the Class Period made at the contract price for duty free or export cigarettes with respect to cigarettes that, rather than being sold duty free or for export, purportedly were sold in Canada, which allegedly breached one or more of a series of contracts dated between June 4, 1986, and July 3, 1996.  A motion to dismiss on the basis of statute of limitations was denied.  An application requesting leave to appeal that decision was granted in April 2015.  The appeal is pending.

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

European Community. On October 30, 2002, the European Community and ten of its member states filed a complaint in the U.S. District Court for the Eastern District of New York against RJR, RJR Tobacco and several currently and formerly related companies. The complaint contains many of the same or similar allegations found in an earlier complaint, now dismissed, filed in August 2001 and also alleges that the defendants, together with certain identified and unidentified persons, engaged in money laundering and other conduct violating civil RICO and a variety of common laws. The complaint also alleges that the defendants manufactured cigarettes that were eventually sold in Iraq in violation of U.S. sanctions. The plaintiffs seek compensatory, punitive and treble damages among other types of relief. This matter had been stayed and largely inactive until November 24, 2009, when, with the court’s permission, the European Community and member states filed and served a second amended complaint. The second amended complaint added 16 member states as plaintiffs and RAI, RJR Tobacco and R. J. Reynolds Global Products Inc., referred to as GPI, as defendants. The allegations contained in the second amended complaint are in most respects either identical or similar to those found in the prior complaint, but now add new allegations primarily regarding the activities of RAI, RJR Tobacco and GPI following the B&W business combination. Pursuant to a stipulation and order, the defendants filed a motion to dismiss the plaintiffs’ second amended complaint on February 15, 2010.  Ruling on part of the defendants’ motion to dismiss, on March 8, 2011, the district court dismissed the plaintiffs’ RICO claims, and reserved decision as to dismissal of the plaintiffs’ state-law claims.  Thereafter, on May 13, 2011, the district court granted the remaining portion of the defendants’ motion and dismissed the plaintiffs’ state-law claims based on the court’s lack of subject matter jurisdiction.  On May 16, 2011, the clerk of court entered a judgment dismissing the action in its entirety.  On June 10, 2011, the plaintiffs filed a notice of appeal with the Second Circuit, appealing from the May 16, 2011, judgment, as well as the March 8, 2011, and May 13, 2011, orders that respectively resulted in the dismissal of their RICO and state-law claims.  Oral argument occurred on February 24, 2012.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On April 23, 2014, a three judge panel of the Second Circuit issued a decision on the appeal, and on April 29, 2014, a corrected decision was issued.  The Second Circuit concluded that: (1) as pled, the RICO claims are within the scope of the RICO statute, and (2) the federal court does have subject matter jurisdiction over the state-law claims.  Accordingly, the three judge panel of the Second Circuit decided that the judgment of the district court should be vacated, and the case remanded to the district court for further proceedings.  On May 7, 2014, the defendants filed in the Second Circuit a petition for panel rehearing, or rehearing en banc, regarding the plaintiffs’ RICO claims.  On August 20, 2014, the three judge panel denied panel rehearing and issued an amended opinion that holds that a civil RICO cause of action extends to extraterritorial injuries.  The amended opinion adheres to the three judge panel’s April 23, 2014 ruling that the judgment of the district court should be vacated, and the case remanded to the district court for further proceedings.  On April 13, 2015, the Second Circuit denied rehearing en banc.  On July 27, 2015, the defendants filed a petition for writ of certiorari asking the U.S. Supreme Court to review the Second Circuit’s decision to reinstate the RICO claims, and the district court has stayed further proceedings pending the disposition of that petition.

FDA Litigation.  On February 25, 2011, RJR Tobacco, Lorillard and Lorillard Tobacco jointly filed a lawsuit, Lorillard, Inc. v. U.S. Food and Drug Administration, in the U.S. District Court for the District of Columbia, challenging the composition of TPSAC which had been established by the FDA under the Family Smoking Prevention and Tobacco Control Act, referred to as the FDA Tobacco Act.  The complaint alleges that certain members of the TPSAC and certain members of its Constituents Subcommittee have financial and appearance conflicts of interest that are disqualifying under federal ethics law and regulations, and that the TPSAC is not “fairly balanced,” as required by the Federal Advisory Committee Act, referred to as FACA.  In March 2011, the plaintiffs filed an amended complaint, which added an additional claim, based on a nonpublic meeting of members of the TPSAC, in violation of the FACA.  The court granted the plaintiffs’ unopposed motion to file a second amended complaint adding a count addressing the FDA’s refusal to produce all documents generated by the TPSAC and its subcommittee in preparation of the menthol report.  On August 1, 2012, the court denied the FDA’s motion to dismiss.  The FDA filed its answer to the complaint on October 12, 2012.  The parties participated in a status conference on April 22, 2013, with Lorillard and RJR Tobacco filing an amended complaint the same day.  Briefing for summary judgment motions was completed on September 20, 2013.  On July 21, 2014, the court granted the plaintiffs’ summary judgment motions finding that three members of the TPSAC Committee had impermissible conflicts of interest.  As relief, the court ordered the FDA to reconstitute the committee in conformance with the law and enjoined the agency from using or relying on the TPSAC’s 2011 Menthol Report.  On September 18, 2014, the FDA appealed the decision to the D.C. Circuit.  Briefing on the appeal was completed in June 2015.  A decision is pending.

On April 14, 2015, RJR Tobacco, American Snuff Co., SFNTC, Philip Morris USA Inc., U.S. Smokeless Tobacco Company LLC, and Lorillard Tobacco jointly filed a lawsuit in the U.S. District Court for the District of Columbia challenging the FDA’s March 4, 2015 “guidance” document, “Guidance for Industry: Demonstrating the Substantial Equivalence of a New Tobacco Product: Responses to Frequently Asked Questions.”  The FDA’s guidance attempts to require the FDA’s prior approval for all changes to the label of a tobacco product that would render the product “distinct” and a “new tobacco product,” even though there is no change to the product itself.  Similarly, the FDA’s guidance claims that prior approval would also be required for changes in the quantity of products sold within a package.  The complaint alleges that the FDA’s guidance: is contrary to and exceeds the FDA’s authority under the Federal Food, Drug, and Cosmetic Act (“FDCA”); violates First Amendment rights because it restricts and chills protected commercial speech about tobacco products; and was issued under the guise of “guidance” to avoid the notice-and-comment rulemaking requirements of the Administrative Procedure Act and the FDCA and subsequent judicial review.  The plaintiffs have requested that the court prevent the FDA from enforcing the guidance.  On April 3, 2015, RAI Services Company, on behalf of RAI’s above-mentioned operating companies, also filed comments with the FDA, explaining the reasons why the companies disagree with the guidance.  On May 29, 2015, the FDA issued an interim enforcement policy pertaining to the above-mentioned guidance whereby the FDA agreed not to take any enforcement actions pertaining to products whose only change consisted of a change to the label or a change in product quantity while the agency considers whether to revise the guidance.  On June 2, 2015, the plaintiffs voluntarily dismissed the lawsuit without prejudice.

For a detailed description of the FDA Tobacco Act, see “— Governmental Activity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part I, Item 2.

Smokeless Tobacco Litigation

In 1999, when the IPIC litigation was first filed, the named defendants included manufacturers of smokeless products, including Conwood Company, LLC (now known as American Snuff Company, LLC) and others.  When the IPIC plaintiffs filed discovery responses in IPIC listing the products they used, 41 of them listed a smokeless product among the products they used.  It appears that only six of those 41 may have a claim against American Snuff because only six listed a brand owned by American Snuff (Levi Garrett).  Seven plaintiffs listed using Beechnut smokeless at a time when that brand was manufactured by Lorillard Tobacco (now manufactured by National Tobacco Company).  On December 3, 2001, the IPIC court severed all smokeless claims and all smokeless defendants from IPIC.  There was no order staying the case during IPIC.  In the ensuing 15 years, the plaintiffs in the severed cases did nothing to pursue the cases.  Recently, during hearings in 2015 in the IPIC litigation, plaintiffs’ counsel has suggested that he

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

intends to move forward with the severed smokeless claims.  The defendants will object to any effort to activate these cases due to the fact that the plaintiffs took no action for the last 15 years.

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

RAI’s operating subsidiaries recorded the FETRA assessment on a quarterly basis as cost of goods sold. RAI’s operating subsidiaries’ overall share of the buyout approximated $2.5 billion prior to the deduction of permitted offsets under the MSA. RAI’s operating subsidiaries’ expense under FETRA for the three months and six months ended June 30, 2014 was $51 million and $106 million, respectively.

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

The parties filed their findings of fact and conclusions of law on February 4, 2011.  On February 25, 2013, the district court dismissed the case with prejudice finding that a hypothetical prudent fiduciary could have made the same decision and thus the plan’s loss was not caused by the procedural prudence which the court found to have existed.  On March 8, 2013, the plaintiffs filed a notice of appeal.  On August 4, 2014, the Fourth Circuit Court of Appeals, referred to as Fourth Circuit, reversed, holding that the district court applied the wrong standard when it held that the defendants did not cause any loss to the plan, determined the test was whether a hypothetical prudent fiduciary would have made the same decision and remanded the case back to the district court to apply the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

correct – would have – standard.  On September 2, 2014, the Fourth Circuit denied the defendants’ request for rehearing en banc.  The mandate from the Fourth Circuit was issued on October 1, 2014.  On December 1, 2014, the defendants filed a petition for writ of certiorari with the U.S. Supreme Court.  On March 9, 2015, the U.S. Supreme Court invited the Solicitor General of the United States to express the views of the United States with respect to the defendants’ petition for writ of certiorari.  The Solicitor General filed his brief on May 26, 2015, recommending that the petition for writ of certiorari be denied.  The defendants responded to the Solicitor General’s brief on June 9, 2015, and on June 29, 2015, the U.S. Supreme Court denied the defendants’ petition for writ of certiorari.

On November 19, 2014, the district court held a hearing and ordered briefing on various issues that remain pending on remand.  The parties filed briefs addressing (1) the application of the different prudence standard, –“the  would have standard” – adopted by the Fourth Circuit and (2) the merits of the defendants’ affirmative defense related to releases executed by many class members and to the claims by class members who voluntarily sold their Nabisco shares while their accounts were frozen.  The defendants also filed a renewed motion to decertify the class.  The district court will address these pending motions in due course.

Environmental Matters

RAI and its subsidiaries are subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. Such laws and regulations provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner or operator of the property or facility knew of, or was responsible for, the release or presence of hazardous or toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. In the past, RJR Tobacco has been named a potentially responsible party with third parties under the Comprehensive Environmental Response, Compensation and Liability Act with respect to several superfund sites. RAI and its subsidiaries are not aware of any current environmental matters that are expected to have a material adverse effect on the business, results of operations or financial position of RAI or its subsidiaries.

RAI and its operating subsidiaries believe that climate change is an environmental issue primarily driven by carbon dioxide emissions from the use of energy.  RAI’s operating subsidiaries are working to reduce carbon dioxide emissions by minimizing the use of energy where cost effective, minimizing waste to landfills and increasing recycling.   Climate change is not viewed by RAI’s operating subsidiaries as a significant direct economic risk to their businesses, but rather an indirect risk involving the potential for a longer-term general increase in the cost of doing business.   Regulatory changes are difficult to predict, but the current regulatory risks to the business of RAI’s operating subsidiaries with respect to climate change are relatively low.  Financial impacts will be driven more by the cost of natural gas and electricity.  Efforts are made to anticipate the effect of increases in fuel costs directly impacting RAI’s operating subsidiaries by evaluating natural gas usage and market conditions.  Occasionally forward contracts are purchased, limited to a two-year period, for natural gas.  In addition, RAI’s operating subsidiaries are continually evaluating energy conservation measures and energy efficient equipment to mitigate impacts of increases in energy costs, and adopting or utilizing such measures and equipment where appropriate.

Regulations promulgated by the EPA and other governmental agencies under various statutes have resulted in, and likely will continue to result in, substantial expenditures for pollution control, waste treatment or handling, facility modification and similar activities. RAI and its subsidiaries are engaged in a continuing program to comply with federal, state and local environmental laws and regulations, and dependent upon the probability of occurrence and reasonable estimation of cost, accrue or disclose any material liability.  Although it is difficult to reasonably estimate the portion of capital expenditures or other costs attributable to compliance with environmental laws and regulations, RAI does not expect such expenditures or other costs to have a material adverse effect on the business, results of operations, cash flows or financial position of RAI or its subsidiaries.

Shareholder Cases

Delaware.   In the third quarter of 2014, Lorillard, the members of Lorillard’s board of directors, RAI and BAT were named as defendants in 11 putative class action lawsuits brought in the Delaware Court of Chancery by Lorillard shareholders challenging the proposed Merger, referred to as the Delaware Actions.  The complaints generally allege, among other things, that the members of the Lorillard board of directors breached their fiduciary duties to Lorillard shareholders by authorizing the proposed (now completed) Merger.  The complaints also allege that RAI and BAT aided and abetted the breaches of fiduciary duties allegedly committed by the members of the Lorillard board of directors.  On November 25, 2014, the court granted a motion for consolidation of the lawsuits into a single action captioned In re Lorillard, Inc. Stockholders Litigation, and for appointment of lead plaintiffs and lead counsel. On December 11, 2014, the lead plaintiffs filed a motion for a preliminary injunction and a motion to expedite.

Although they believe that these lawsuits are without merit and that no further disclosure was required to supplement the Joint Proxy Statement/Prospectus under applicable laws, to eliminate the burden, expense and uncertainties inherent in such litigation, on January 15, 2015, the defendants (other than BAT, which was not named in the amended complaint) entered into the Delaware

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

North Carolina.  RAI, the members of the RAI board of directors and BAT have been named as defendants in a putative class action lawsuit captioned Corwin v. British American Tobacco PLC, et al., brought in North Carolina state court, referred to as the North Carolina Action, by a person identifying himself as a shareholder of RAI.  The North Carolina Action was initiated on August 8, 2014, and an amended complaint was filed on November 7, 2014.  The amended complaint generally alleges, among other things, that the members of the RAI board of directors breached their fiduciary duties to RAI shareholders by approving the BAT Share Purchase and the sharing of technology with BAT.  The amended complaint also alleges that there were various conflicts of interest in the transaction, and that RAI aided and abetted the alleged breaches of fiduciary duties by its board of directors.  The North Carolina Action seeks injunctive relief, damages and reimbursement of costs, among other remedies.  On January 2, 2015, the plaintiff in the North Carolina Action filed a motion for a preliminary injunction seeking to enjoin temporarily the RAI shareholder meeting and votes scheduled for January 28, 2015.  RAI and the RAI board of directors timely opposed that motion prior to a hearing that was scheduled to occur on January 16, 2015.

RAI believes that the North Carolina Action is without merit and that no further disclosure was necessary to supplement the Joint Proxy Statement/Prospectus under applicable laws.  However, to eliminate certain burdens, expenses and uncertainties, on January 17, 2015, RAI and the director defendants in the North Carolina Action entered into the North Carolina Memorandum of Understanding regarding the settlement of the disclosure claims asserted in that lawsuit.  The North Carolina Memorandum of Understanding outlines the terms of the parties’ agreement in principle to settle and release the disclosure claims which were or could have been asserted in the North Carolina Action.  In consideration of the partial settlement and release, RAI agreed to make certain supplemental disclosures to the Joint Proxy Statement/Prospectus, which it did on January 20, 2015.  The North Carolina Memorandum of Understanding contemplates that the parties will negotiate in good faith to agree upon a stipulation of partial settlement to be submitted to the court for approval as soon as practicable.  The stipulation of partial settlement will be subject to customary conditions, including approval by the court, which will consider the fairness, reasonableness and adequacy of the partial settlement.  There can be no assurance that the parties will ultimately enter into a stipulation of partial settlement or that the court will approve the partial settlement even if the parties were to enter into such a stipulation.  In that event, the proposed partial settlement will be null and void and of no force and effect.  In addition, the partial settlement did not affect the consideration paid to Lorillard shareholders in connection with the Merger.

On August 4, 2015, the court issued an order granting defendants’ motions to dismiss all of the remaining non-disclosure claims.

Other Contingencies

JTI Indemnity. In connection with the sale of the international tobacco business to JTI, pursuant to the 1999 Purchase Agreement, RJR and RJR Tobacco agreed to indemnify JTI against:

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Indemnification of Distributors and Retailers. RJR Tobacco, Lorillard Tobacco, SFNTC and American Snuff Co. have entered into agreements to indemnify certain distributors and retailers from liability and related defense costs arising out of the sale or distribution of their products. Additionally, SFNTC has entered into an agreement to indemnify a supplier from liability and related defense costs arising out of the sale or use of SFNTC’s products. The cost has been, and is expected to be, insignificant. RJR Tobacco, SFNTC and American Snuff Co. believe that the indemnified claims are substantially similar in nature and extent to the claims that they are already exposed to by virtue of their having manufactured those products.

Imperial Sub Indemnity. In the Asset Purchase Agreement, RAI agreed to defend and indemnify, subject to certain conditions and limitations, Imperial Sub in connection with claims relating to the purchase or use of one or more of the WINSTON, KOOL, SALEM, or MAVERICK cigarettes brands on or before June 12, 2015, as well as in actions filed before June 13, 2023, relating to the purchase or use of one or more of the WINSTON, KOOL, SALEM, or MAVERICK cigarette brands.  In the Asset Purchase Agreement, Imperial Sub agreed to defend and indemnify, subject to certain conditions and limitations, RAI and its affiliates in connection with claims relating to the purchase or use of blu brand e-cigarettes.  Imperial Sub also agreed to defend and indemnify, subject to certain conditions and limitations, RAI and its affiliates in actions filed after June 12, 2023, relating to the purchase or use of one or more of the WINSTON, KOOL, SALEM, or MAVERICK cigarette brands after June 12, 2015.

Loews Indemnity. In 2008, Loews Corporation, referred to as Loews, entered into an agreement with Lorillard, Lorillard Tobacco, and certain of their affiliates, which agreement is referred to as the Separation Agreement.  In the Separation Agreement, Lorillard agreed to indemnify Loews and its officers, directors, employees and agents against all costs and expenses arising out of third party claims (including, without limitation, attorneys’ fees, interest, penalties and costs of investigation or preparation of defense), judgments, fines, losses, claims, damages, liabilities, taxes, demands, assessments, and amounts paid in settlement based on, arising out of or resulting from, among other things, Loews’s ownership of or the operation of Lorillard and its assets and properties, and its operation or conduct of its businesses at any time prior to or following the separation of Lorillard and Loews (including with respect to any product liability claims).  Loews is a defendant in three pending product liability actions, each of which is a putative class action.  Pursuant to the Separation Agreement, Lorillard is required to indemnify Loews for the amount of any losses and any legal or other fees with respect to such cases.  Following the closing of the Merger, RJR Tobacco assumed Lorillard’s obligations under the Separation Agreement as was required under the Separation Agreement.

Except as otherwise noted above, RAI is not able to estimate the maximum potential amount of future payments, if any, related to these indemnification obligations.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 12 — Shareholders’ Equity

	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of December 31, 2014	$—	$6,200	$(1,314)	$(364)	$4,522
Net income	—	—	2,317	—	2,317
Retirement benefits, net of $16 million tax benefit	—	—	—	(26)	(26)
Amortization of realized loss on hedging instruments, net of tax	—	—	—	1	1
Cumulative translation adjustment and other, net of $10 million tax benefit	—	—	—	(17)	(17)
Dividends - $1.34 per share	—	—	(718)	—	(718)
Issuance of additional shares as Merger Consideration	—	7,555	—	—	7,555
Issuance of additional shares for BAT Share Purchase	—	4,673	—	—	4,673
Common stock repurchased	—	(40)	—	—	(40)
Equity incentive award plan and stock-based compensation	—	44	—	—	44
Excess tax benefit on stock-based compensation plans	—	15	—	—	15
Balance as of June 30, 2015	$—	$18,447	$285	$(406)	$18,326

	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of December 31, 2013	$—	$6,571	$(1,348)	$(56)	$5,167
Net income	—	—	855	—	855
Unrealized gain on long-term investments, net of $1 million tax expense	—	—	—	2	2
Amortization of realized loss on hedging instruments, net of tax	—	—	—	1	1
Cumulative translation adjustment and other, net of $1 million tax benefit	—	—	—	(2)	(2)
Dividends - $1.34 per share	—	—	(719)	—	(719)
Common stock repurchased	—	(440)	—	—	(440)
Equity incentive award plan and stock-based compensation	—	21	—	—	21
Excess tax benefit on stock-based compensation plans	—	10	—	—	10
Balance as of June 30, 2014	$—	$6,162	$(1,212)	$(55)	$4,895

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2015, were as follows:

	Retirement Benefits	Unrealized Gain (Loss) on Long-Term Investments	Realized Loss on Hedging Instruments	Cumulative Translation Adjustment and Other	Total
Balance as of December 31, 2014	$(294)	$(14)	$(12)	$(44)	$(364)
Other comprehensive income (loss) before reclassifications	(13)	—	—	(17)	(30)
Amounts reclassified from accumulated other comprehensive income (loss)	(13)	—	1	—	(12)
Net current-period other comprehensive income (loss)	(26)	—	1	(17)	(42)
Balance as of June 30, 2015	$(320)	$(14)	$(11)	$(61)	$(406)

The components of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2014, were as follows:

	Retirement Benefits	Unrealized Gain (Loss) on Long-Term Investments	Realized Loss on Hedging Instruments	Cumulative Translation Adjustment and Other	Total
Balance as of December 31, 2013	$(17)	$(16)	$(13)	$(10)	$(56)
Other comprehensive income (loss) before reclassifications	12	2	—	(2)	12
Amounts reclassified from accumulated other comprehensive income (loss)	(12)	—	1	—	(11)
Net current-period other comprehensive income (loss)	—	2	1	(2)	1
Balance as of June 30, 2014	$(17)	$(14)	$(12)	$(12)	$(55)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidated statement of income (unaudited) for the three months ended June 30, were as follows:

Components	Amounts Reclassified		Affected Line Item
	2015	2014
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$(6)	$(5)	Cost of products sold
Amortization of prior service costs	(4)	(4)	Selling, general and administrative expenses
	(10)	(9)
Deferred taxes	3	3	Provision for income taxes
Net of tax	$(7)	$(6)
Loss on hedging instruments:
Amortization of realized loss	$1	$1	Interest and debt expense
Deferred taxes	—	—	Provision for income taxes
Net of tax	$1	$1
Total reclassifications	$(6)	$(5)	Net income

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidated statement of income (unaudited) for the six months ended June 30, were as follows:

Components	Amounts Reclassified		Affected Line Item
	2015	2014
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$(11)	$(10)	Cost of products sold
Amortization of prior service costs	(9)	(9)	Selling, general and administrative expenses
	(20)	(19)
Deferred taxes	7	7	Provision for income taxes
Net of tax	$(13)	$(12)	Net income
Loss on hedging instruments:
Amortization of realized loss	$1	$1	Interest and debt expense
Deferred taxes	—	—	Provision for income taxes
Net of tax	$1	$1
Total reclassifications	$(12)	$(11)	Net income

Stock Split

On July 27, 2015, RAI’s board of directors approved a two-for-one stock split of RAI’s common stock, in the form of a special 100 percent stock dividend, to be issued on August 31, 2015, to shareholders of record on August 17, 2015.  Shareholders of record will receive one additional share of RAI common stock for each share owned. After the stock split, there will be approximately 1.4 billion shares outstanding of RAI common stock.

Share Repurchases and Other

Restricted stock units granted in March 2012 and May 2014 under the Amended and Restated 2009 Omnibus Incentive Compensation Plan, referred to as the Omnibus Plan, vested in March 2015 and May 2015, respectively, and were settled with the issuance of 1,377,554 shares of RAI common stock. In addition, during the first six months of 2015, at a cost of $40 million, RAI purchased 529,074 shares of RAI common stock that were forfeited and cancelled with respect to tax liabilities associated with restricted stock units vesting under the Omnibus Plan.

On February 5, 2015, and May 7, 2015, RAI’s board of directors declared a quarterly cash dividend of $0.67 per common share, or $2.68 on an annualized basis, to shareholders of record as of March 10, 2015 and June 10, 2015, respectively.

Note 13 — Stock Plans

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

As an equity-based grant, compensation expense relating to the February 2015 grant under the Omnibus Plan will take into account the vesting period lapsed and will be calculated based on the per share closing price of RAI common stock on the date of grant, or $75.88. Following the vesting date, each grantee will receive a cash dividend equivalent payment equal to the aggregate amount of dividends per share paid on shares of RAI common stock during the performance period multiplied by the actual number of restricted stock units earned by the grantee.  If RAI fails to pay its shareholders cumulative dividends of at least $8.04 per share for the three-year performance period ending December 31, 2017, then each award will be reduced by an amount equal to three times the percentage of the dividend underpayment, up to a maximum reduction of 50%.

In May 2015, the board of directors of RAI approved a grant to a key employee of RAI, effective May 7, 2015, of 108,652 nonvested restricted stock units under the Omnibus Plan.  The restricted stock units generally will vest on May 7, 2016.  Upon settlement, the grantee will receive a number of shares of RAI’s common stock equal to the product of the number of vested units and

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

a percentage up to 200% based on the overall performance of RAI and its subsidiaries during the one-year performance period beginning May 1, 2015, and ending April 30, 2016, against RAI’s 2015 annual incentive award program metrics and other performance factors.

As an equity-based grant, compensation expense relating to the May 2015 grant under the Omnibus Plan will take into account the vesting period lapsed and will be calculated based on the per share closing price of RAI common stock as of the end of each quarter, which was $74.66 as of June 30, 2015.  Following the vesting date, the grantee will receive a cash dividend equivalent payment equal to the aggregate amount of dividends per share paid on shares of RAI common stock during the performance period multiplied by the actual number of restricted stock units earned by the grantee.  If RAI fails to pay its shareholders cumulative dividends of at least $2.68 per share for the one-year performance period ending April 30, 2016, then the award will be reduced by an amount equal to three times the percentage of the dividend underpayment, up to a maximum reduction of 50%.

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

RJR Tobacco is RAI’s largest reportable operating segment, and its brands include three of the best-selling cigarettes in the United States: NEWPORT, CAMEL and PALL MALL. These brands, and its other brands, including DORAL, MISTY, and CAPRI, are manufactured in a variety of styles and marketed in the United States. As part of its total tobacco strategy, RJR Tobacco offers a smoke-free tobacco product, CAMEL SNUS. RJR Tobacco manages contract manufacturing of cigarette and tobacco products through arrangements with BAT affiliates, and manages the export of tobacco products to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases. RJR Tobacco also manages the super-premium cigarette brands, DUNHILL and STATE EXPRESS 555, which are licensed from BAT.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Segment Data:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net sales:
RJR Tobacco	$1,876	$1,736	$3,484	$3,299
American Snuff	218	195	419	379
Santa Fe	218	168	389	303
All Other	91	63	168	116
Consolidated net sales	$2,403	$2,162	$4,460	$4,097
Operating income (loss):
RJR Tobacco(1)	$727	$726	$1,315	$1,208
American Snuff	130	110	248	212
Santa Fe	125	84	217	149
All Other	(35)	(49)	(96)	(88)
Gain on Divestiture	3,499	—	3,499	—
Corporate expense	(82)	(35)	(126)	(55)
Consolidated operating income	$4,364	$836	$5,057	$1,426
Reconciliation to income from continuing operations before income taxes:
Consolidated operating income(1)	$4,364	$836	$5,057	$1,426
Interest and debt expense	105	62	196	121
Interest income	—	(1)	(1)	(2)
Other (income) expense, net	20	—	3	1
Income from continuing operations before income taxes	$4,239	$775	$4,859	$1,306

(1)	The six months ended June 30, 2015, includes a $70 million reduction in cost of goods sold associated with the 2003 NPM Adjustment claim, see “— Cost of Products Sold” in note 1.

Note 15 — Related Party Transactions

RAI and RAI’s operating subsidiaries engage in transactions with affiliates of BAT, which owns approximately 42% of RAI’s outstanding common stock. A summary of balances and transactions with such BAT affiliates is as follows:

Balances:

	June 30, 2015	December 31, 2014
Accounts receivable, related party	$31	$41
Due to related party	7	1
Deferred revenue, related party	15	32

Significant transactions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$54	$91	$136	$177
Purchases	12	4	14	13
BAT Share Purchase	4,673	—	4,673	—
RAI common stock purchases from B&W	—	114	—	155

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

RJR Tobacco sells contract-manufactured cigarettes, tobacco leaf and processed tobacco to BAT affiliates. In December 2012, RJR Tobacco entered into an amendment to its contract manufacturing agreement with a BAT affiliate, which amendment, among other things, requires either party to provide three years’ notice to the other party to terminate the agreement without cause, with any such notice to be given no earlier than January 1, 2016. Net sales to BAT affiliates, primarily cigarettes, represented approximately 2% and 3% of RAI’s total net sales during the three and six months ended June 30, 2015, respectively. Net sales to BAT affiliates, primarily cigarettes, represented approximately 4% of RAI’s total net sales during the three and six months ended June 30, 2014.

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

On June 12, 2015, RAI and BAT completed the BAT Share Purchase in connection with the Merger and Divestiture.  For additional information, see note 2.

Note 16 — RAI Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements

The following condensed consolidating financial statements relate to the guaranties of RAI’s $14.1 billion unsecured notes. Certain of RAI’s direct, wholly owned subsidiaries and certain of its indirectly owned subsidiaries have fully and unconditionally, and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent issuer; RJR, RJR Tobacco, American Snuff Co., SFNTC and certain of RAI’s other subsidiaries, the Guarantors; other direct and indirect subsidiaries of RAI that are not Guarantors; and elimination adjustments.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended June 30, 2015
Net sales	$—	$2,320	$82	$(53)	$2,349
Net sales, related party	—	54	—	—	54
Net sales	—	2,374	82	(53)	2,403
Cost of products sold	—	1,082	53	(51)	1,084
Selling, general and administrative expenses	43	348	60	—	451
(Gain) loss on Divestiture	—	(3,702)	203	—	(3,499)
Amortization expense	—	3	—	—	3
Operating income (loss)	(43)	4,643	(234)	(2)	4,364
Interest and debt expense	98	33	2	(28)	105
Interest income	(28)	—	—	28	—
Other (income) expense, net	14	(11)	7	10	20
Income (loss) from continuing operations before income taxes	(127)	4,621	(243)	(12)	4,239
Provision for (benefit from) income taxes	(77)	2,391	(3)	—	2,311
Equity income (loss) from subsidiaries	1,978	(207)	—	(1,771)	—
Net income (loss)	$1,928	$2,023	$(240)	$(1,783)	$1,928

For the Three Months Ended June 30, 2014
Net sales	$—	$2,029	$54	$(12)	$2,071
Net sales, related party	—	91	—	—	91
Net sales	—	2,120	54	(12)	2,162
Cost of products sold	—	921	49	(11)	959
Selling, general and administrative expenses	17	287	60	—	364
Amortization expense	—	3	—	—	3
Operating income (loss)	(17)	909	(55)	(1)	836
Interest and debt expense	62	20	2	(22)	62
Interest income	(22)	—	(1)	22	(1)
Other (income) expense, net	—	(10)	—	10	—
Income (loss) from continuing operations before income taxes	(57)	899	(56)	(11)	775
Provision for (benefit from) income taxes	(20)	323	(20)	—	283
Equity income (loss) from subsidiaries	529	3	—	(532)	—
Net income (loss)	$492	$579	$(36)	$(543)	$492

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2015
Net sales	$—	$4,319	$150	$(145)	$4,324
Net sales, related party	—	136	—	—	136
Net sales	—	4,455	150	(145)	4,460
Cost of products sold	—	1,951	123	(140)	1,934
Selling, general and administrative expenses	62	773	127	—	962
(Gain) loss on Divestiture	—	(3,702)	203	—	(3,499)
Amortization expense	—	6	—	—	6
Operating income (loss)	(62)	5,427	(303)	(5)	5,057
Interest and debt expense	189	50	4	(47)	196
Interest income	(47)	(1)	—	47	(1)
Other (income) expense, net	15	(21)	(12)	21	3
Income (loss) from continuing operations before income taxes	(219)	5,399	(295)	(26)	4,859
Provision for (benefit from) income taxes	(104)	2,672	(26)	—	2,542
Equity income (loss) from subsidiaries	2,432	(187)	—	(2,245)	—
Net income (loss)	$2,317	$2,540	$(269)	$(2,271)	$2,317

For the Six Months Ended June 30, 2014
Net sales	$—	$3,843	$97	$(20)	$3,920
Net sales, related party	—	177	—	—	177
Net sales	—	4,020	97	(20)	4,097
Cost of products sold	—	1,826	82	(19)	1,889
Selling, general and administrative expenses	20	644	113	—	777
Amortization expense	—	5	—	—	5
Operating income (loss)	(20)	1,545	(98)	(1)	1,426
Interest and debt expense	121	43	3	(46)	121
Interest income	(46)	(1)	(1)	46	(2)
Other (income) expense, net	2	(21)	(1)	21	1
Income (loss) from continuing operations before income taxes	(97)	1,524	(99)	(22)	1,306
Provision for (benefit from) income taxes	(34)	546	(36)	—	476
Equity income (loss) from subsidiaries	918	9	—	(927)	—
Income (loss) from continuing operations	855	987	(63)	(949)	830
Income from discontinued operations	—	25	—	—	25
Net income (loss)	$855	$1,012	$(63)	$(949)	$855

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Comprehensive Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended June 30, 2015
Net income (loss)	$1,928	$2,023	$(240)	$(1,783)	$1,928
Other comprehensive income (loss), net of tax:
Retirement benefits	(20)	(17)	(1)	18	(20)
Amortization of realized loss on hedging instruments	1	—	—	—	1
Cumulative translation adjustment and other	10	10	13	(23)	10
Comprehensive income (loss)	$1,919	$2,016	$(228)	$(1,788)	$1,919

For the Three Months Ended June 30, 2014
Net income (loss)	$492	$579	$(36)	$(543)	$492
Other comprehensive income (loss), net of tax:
Retirement benefits	6	7	—	(7)	6
Unrealized gain on long-term investments	1	1	—	(1)	1
Amortization of realized loss on hedging instruments	1	—	—	—	1
Cumulative translation adjustment and other	(3)	(2)	(2)	4	(3)
Comprehensive income (loss)	$497	$585	$(38)	$(547)	$497

For the Six Months Ended June 30, 2015
Net income (loss)	$2,317	$2,540	$(269)	$(2,271)	$2,317
Other comprehensive income (loss), net of tax:
Retirement benefits	(26)	(23)	(1)	24	(26)
Amortization of realized loss on hedging instruments	1	—	—	—	1
Cumulative translation adjustment and other	(17)	(17)	(27)	44	(17)
Comprehensive income (loss)	$2,275	$2,500	$(297)	$(2,203)	$2,275

For the Six Months Ended June 30, 2014
Net income (loss)	$855	$1,012	$(63)	$(949)	$855
Other comprehensive income (loss), net of tax:
Retirement benefits	—	1	—	(1)	—
Unrealized gain on long-term investments	2	2	—	(2)	2
Amortization of realized loss on hedging instruments	1	—	—	—	1
Cumulative translation adjustment and other	(2)	(1)	(2)	3	(2)
Comprehensive income (loss)	$856	$1,014	$(65)	$(949)	$856

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the three months ended June 30, 2015, were as follows:

Components	Amounts Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(6)	$—	$—	$(6)	Cost of products sold
Amortization of prior service costs	—	(4)	—	—	(4)	Selling, general and administrative expenses
	—	(10)	—	—	(10)
Deferred taxes	—	3	—	—	3	Provision for income taxes
Defined benefit pension and postretirement plans	(7)	—	—	7	—	Equity income (loss) from subsidiaries
	(7)	(7)	—	7	(7)	Net income (loss)

Loss on hedging instruments:
Amortization of realized loss	1	—	—	—	1	Interest and debt expense
Deferred taxes	—	—	—	—	—	Provision for income taxes
Net of tax	1	—	—	—	1
Total reclassifications	$(6)	$(7)	$—	$7	$(6)	Net income

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the three months ended June 30, 2014, were as follows:

Components	Amounts Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(5)	$—	$—	$(5)	Cost of products sold
Amortization of prior service costs	—	(4)	—	—	(4)	Selling, general and administrative expenses
	—	(9)	—	—	(9)
Deferred taxes	—	3	—	—	3	Provision for income taxes
Defined benefit pension and postretirement plans	(6)	—	—	6	—	Equity income (loss) from subsidiaries
	(6)	(6)	—	6	(6)	Net income (loss)

Loss on hedging instruments:
Amortization of realized loss	1	—	—	—	1	Interest and debt expense
Deferred taxes	—	—	—	—	—	Provision for income taxes
Net of tax	1	—	—	—	1
Total reclassifications	$(5)	$(6)	$—	$6	$(5)	Net income

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the six months ended June 30, 2015, were as follows:

Components	Amounts Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(11)	$—	$—	$(11)	Cost of products sold
Amortization of prior service costs	—	(9)	—	—	(9)	Selling, general and administrative expenses
	—	(20)	—	—	(20)
Deferred taxes	—	7	—	—	7	Provision for income taxes
Defined benefit pension and postretirement plans	(13)	—	—	13	—	Equity income (loss) from subsidiaries
	(13)	(13)	—	13	(13)	Net income (loss)

Loss on hedging instruments:
Amortization of realized loss	1	—	—	—	1	Interest and debt expense
Deferred taxes	—	—	—	—	—	Provision for income taxes
Net of tax	1	—	—	—	1
Total reclassifications	$(12)	$(13)	$—	$13	$(12)	Net income

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the six months ended June 30, 2014, were as follows:

Components	Amounts Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(10)	$—	$—	$(10)	Cost of products sold
Amortization of prior service costs	—	(9)	—	—	(9)	Selling, general and administrative expenses
	—	(19)	—	—	(19)
Deferred taxes	—	7	—	—	7	Provision for income taxes
Defined benefit pension and postretirement plans	(12)	—	—	12	—	Equity income (loss) from subsidiaries
	(12)	(12)	—	12	(12)	Net income (loss)

Loss on hedging instruments:
Amortization of realized loss	1	—	—	—	1	Interest and debt expense
Deferred taxes	—	—	—	—	—	Provision for income taxes
Net of tax	1	—	—	—	1
Total reclassifications	$(11)	$(12)	$—	$12	$(11)	Net income

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2015
Cash flows from (used in) operating activities	$125	$827	$(4)	$(500)	$448
Cash flows from (used in) investing activities:
Capital expenditures	—	(60)	(3)	(1)	(64)
Return of intercompany investments	185	—	—	(185)	—
Acquisition, net of cash acquired	(18,278)	524	535	—	(17,219)
Proceeds from Divestiture	7,056	—	—	—	7,056
Other, net	(710)	12	(1)	700	1
Net cash flows from (used in) investing activities	(11,747)	476	531	514	(10,226)
Cash flows from (used in) financing activities:
Dividends paid on common stock	(712)	(479)	—	479	(712)
Repurchase of common stock	(40)	—	—	—	(40)
Proceeds from BAT Share Purchase	4,673	—	—	—	4,673
Issuance of long-term debt	8,975	—	—	—	8,975
Debt issuance costs and financing fees	(64)	—	—	—	(64)
Principal borrowings under revolving credit facility	1,400	—	—	—	1,400
Repayments under revolving credit facility	(1,400)	—	—	—	(1,400)
Excess tax benefit on stock-based compensation plans	15	—	—	—	15
Dividends paid on preferred stock	(21)	—	—	21	—
Distribution of equity	—	(185)	—	185	—
Other, net	(11)	680	30	(699)	—
Net cash flows from (used in) financing activities	12,815	16	30	(14)	12,847
Effect of exchange rate changes on cash and cash equivalents	—	—	(22)	—	(22)
Net change in cash and cash equivalents	1,193	1,319	535	—	3,047
Cash and cash equivalents at beginning of period	102	469	395	—	966
Cash and cash equivalents at end of period	$1,295	$1,788	$930	$—	$4,013

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2014
Cash flows from (used in) operating activities	$326	$635	$(44)	$(662)	$255
Cash flows from (used in) investing activities:
Capital expenditures	—	(41)	(86)	4	(123)
Proceeds from termination of joint venture	—	—	35	—	35
Contributions to intercompany investments	(32)	—	—	32	—
Other, net	143	41	(33)	(175)	(24)
Net cash flows from (used in) investing activities	111	—	(84)	(139)	(112)
Cash flows from (used in) financing activities:
Dividends paid on common stock	(699)	(637)	—	637	(699)
Repurchase of common stock	(440)	—	—	—	(440)
Principal borrowings under revolving credit facility	1,000	—	—	—	1,000
Repayments under revolving credit facility	(200)	—	—	—	(200)
Excess tax benefit on stock-based compensation	10	—	—	—	10
Dividends paid on preferred stock	(21)	—	—	21	—
Receipt of equity	—	—	32	(32)	—
Other, net	(31)	(320)	176	175	—
Net cash flows from (used in) financing activities	(381)	(957)	208	801	(329)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)
Net change in cash and cash equivalents	56	(322)	79	—	(187)
Cash and cash equivalents at beginning of period	444	696	360	—	1,500
Cash and cash equivalents at end of period	$500	$374	$439	$—	$1,313

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
June 30, 2015
Assets
Cash and cash equivalents	$1,295	$1,788	$930	$—	$4,013
Short-term investments	—	347	—	—	347
Accounts receivable	—	84	61	—	145
Accounts receivable, related party	—	31	—	—	31
Other receivables	772	4,328	432	(5,514)	18
Inventories	—	1,554	130	(7)	1,677
Deferred income taxes, net	4	921	10	—	935
Other current assets	7	275	3	—	285
Total current assets	2,078	9,328	1,566	(5,521)	7,451
Property, plant and equipment, net	3	1,263	32	—	1,298
Trademarks and other intangible assets, net	—	2,289	26,012	—	28,301
Goodwill	—	17,003	16	—	17,019
Long-term intercompany notes receivable	1,603	180	—	(1,783)	—
Investment in subsidiaries	36,134	17,760	—	(53,894)	—
Other assets and deferred charges	150	383	7	(51)	489
Total assets	$39,968	$48,206	$27,633	$(61,249)	$54,558
Liabilities and shareholders’ equity
Accounts payable	$3	$146	$29	$—	$178
Tobacco settlement accruals	—	1,982	—	—	1,982
Due to related party	—	3	4	—	7
Deferred revenue, related party	—	15	—	—	15
Current maturities of long-term debt	450	—	—	—	450
Income taxes payable	2,096	19	14	(4)	2,125
Dividends payable on common stock	356	—	—	—	356
Other current liabilities	4,871	1,922	50	(5,514)	1,329
Total current liabilities	7,776	4,087	97	(5,518)	6,442
Long-term intercompany notes payable	180	1,280	323	(1,783)	—
Long-term debt (less current maturities)	13,599	3,951	—	—	17,550
Deferred income taxes, net	—	195	9,664	(46)	9,813
Long-term retirement benefits (less current portion)	56	2,113	70	—	2,239
Other noncurrent liabilities	31	156	1	—	188
Shareholders’ equity	18,326	36,424	17,478	(53,902)	18,326
Total liabilities and shareholders’ equity	$39,968	$48,206	$27,633	$(61,249)	$54,558

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
December 31, 2014
Assets
Cash and cash equivalents	$102	$469	$395	$—	$966
Accounts receivable	—	74	42	—	116
Accounts receivable, related party	—	41	—	—	41
Other receivables	70	1,199	10	(1,267)	12
Inventories	—	1,198	85	(2)	1,281
Deferred income taxes, net	5	688	10	—	703
Other current assets	50	151	1	2	204
Total current assets	227	3,820	543	(1,267)	3,323
Property, plant and equipment, net	3	1,170	30	—	1,203
Trademarks and other intangible assets, net	—	2,417	4	—	2,421
Goodwill	—	7,999	17	—	8,016
Long-term intercompany notes receivable	1,593	190	—	(1,783)	—
Investment in subsidiaries	9,598	450	—	(10,048)	—
Other assets and deferred charges	101	180	23	(71)	233
Total assets	$11,522	$16,226	$617	$(13,169)	$15,196
Liabilities and shareholders’ equity
Accounts payable	$1	$128	$13	$—	$142
Tobacco settlement accruals	—	1,819	—	—	1,819
Due to related party	—	1	—	—	1
Deferred revenue, related party	—	32	—	—	32
Current maturities of long-term debt	450	—	—	—	450
Dividends payable on common stock	356	—	—	—	356
Other current liabilities	1,280	682	51	(1,269)	744
Total current liabilities	2,087	2,662	64	(1,269)	3,544
Long-term intercompany notes payable	190	1,300	293	(1,783)	—
Long-term debt (less current maturities)	4,633	—	—	—	4,633
Deferred income taxes, net	—	450	—	(67)	383
Long-term retirement benefits (less current portion)	57	1,930	10	—	1,997
Other noncurrent liabilities	33	83	1	—	117
Shareholders’ equity	4,522	9,801	249	(10,050)	4,522
Total liabilities and shareholders’ equity	$11,522	$16,226	$617	$(13,169)	$15,196

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 17 — RJR Tobacco Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements

The following condensed consolidating financial statements relate to the guaranties of RJR Tobacco’s $3.5 billion unsecured notes, representing the Lorillard Tobacco Notes assumed by RJR Tobacco in connection with the Lorillard Tobacco Merger. RAI and RJR have fully and unconditionally, and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the Parent Guarantor; RJR Tobacco, the Issuer; RJR, a Guarantor; other direct and indirect subsidiaries of RAI that are not Guarantors; and elimination adjustments.

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended June 30, 2015
Net sales	$—	$1,875	$—	$524	$(50)	$2,349
Net sales, related party	—	54	—	—	—	54
Net sales	—	1,929	—	524	(50)	2,403
Cost of products sold	—	953	—	180	(49)	1,084
Selling, general and administrative expenses	43	375	—	33	—	451
(Gain) loss on Divestiture	—	1,891	—	(5,390)	—	(3,499)
Amortization expense	—	2	—	1	—	3
Operating income (loss)	(43)	(1,292)	—	5,700	(1)	4,364
Interest and debt expense	98	9	—	27	(29)	105
Interest income	(28)	—	(1)	—	29	—
Other (income) expense, net	14	—	(11)	6	11	20
Income (loss) from continuing operations before income taxes	(127)	(1,301)	12	5,667	(12)	4,239
Provision for (benefit from) income taxes	(77)	313	—	2,075	—	2,311
Equity income (loss) from subsidiaries	1,978	3,449	1,864	—	(7,291)	—
Net income (loss)	$1,928	$1,835	$1,876	$3,592	$(7,303)	$1,928

For the Three Months Ended June 30, 2014
Net sales	$—	$1,657	$—	$424	$(10)	$2,071
Net sales, related party	—	91	—	—	—	91
Net sales	—	1,748	—	424	(10)	2,162
Cost of products sold	—	806	—	163	(10)	959
Selling, general and administrative expenses	17	318	—	29	—	364
Amortization expense	—	1	—	2	—	3
Operating income (loss)	(17)	623	—	230	—	836
Interest and debt expense	62	6	—	16	(22)	62
Interest income	(22)	—	—	(1)	22	(1)
Other (income) expense, net	—	—	(10)	(1)	11	—
Income (loss) from continuing operations before income taxes	(57)	617	10	216	(11)	775
Provision for (benefit from) income taxes	(20)	226	—	77	—	283
Equity income (loss) from subsidiaries	529	70	460	—	(1,059)	—
Income (loss) from continuing operations	492	461	470	139	(1,070)	492
Income from discontinued operations	—	—	—	—	—	—
Net income (loss)	$492	$461	$470	$139	$(1,070)	$492

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2015
Net sales	$—	$3,496	$—	$958	$(130)	$4,324
Net sales, related party	—	136	—	—	—	136
Net sales	—	3,632	—	958	(130)	4,460
Cost of products sold	—	1,711	—	349	(126)	1,934
Selling, general and administrative expenses	62	827	—	73	—	962
(Gain) loss on Divestiture	—	1,891	—	(5,390)	—	(3,499)
Amortization expense	—	3	—	3	—	6
Operating income (loss)	(62)	(800)	—	5,923	(4)	5,057
Interest and debt expense	189	14	—	42	(49)	196
Interest income	(47)	(1)	(2)	—	49	(1)
Other (income) expense, net	15	—	(21)	(12)	21	3
Income (loss) from continuing operations before income taxes	(219)	(813)	23	5,893	(25)	4,859
Provision for (benefit from) income taxes	(104)	489	—	2,157	—	2,542
Equity income (loss) from subsidiaries	2,432	3,527	2,252	—	(8,211)	—
Net income (loss)	$2,317	$2,225	$2,275	$3,736	$(8,236)	$2,317

For the Six Months Ended June 30, 2014
Net sales	$—	$3,149	$—	$793	$(22)	$3,920
Net sales, related party	—	177	—	—	—	177
Net sales	—	3,326	—	793	(22)	4,097
Cost of products sold	—	1,614	—	297	(22)	1,889
Selling, general and administrative expenses	20	697	2	58	—	777
Amortization expense	—	2	—	3	—	5
Operating income (loss)	(20)	1,013	(2)	435	—	1,426
Interest and debt expense	121	11	—	37	(48)	121
Interest income	(46)	(1)	(2)	(1)	48	(2)
Other (income) expense, net	2	—	(21)	(1)	21	1
Income (loss) from continuing operations before income taxes	(97)	1,003	21	400	(21)	1,306
Provision for (benefit from) income taxes	(34)	368	—	142	—	476
Equity income (loss) from subsidiaries	918	134	797	—	(1,849)	—
Income (loss) from continuing operations	855	769	818	258	(1,870)	830
Income from discontinued operations	—	25	—	—	—	25
Net income (loss)	$855	$794	$818	$258	$(1,870)	$855

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Comprehensive Income

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended June 30, 2015
Net income (loss)	$1,928	$1,835	$1,876	$3,592	$(7,303)	$1,928
Other comprehensive income (loss), net of tax:
Retirement benefits	(20)	(13)	(14)	(5)	32	(20)
Amortization of realized loss on hedging instruments	1	—	—	—	—	1
Cumulative translation adjustment and other	10	10	10	10	(30)	10
Comprehensive income (loss)	$1,919	$1,832	$1,872	$3,597	$(7,301)	$1,919

For the Three Months Ended June 30, 2014
Net income (loss)	$492	$461	$470	$139	$(1,070)	$492
Other comprehensive income (loss), net of tax:
Retirement benefits	6	8	8	(1)	(15)	6
Unrealized gain on long-term investments	1	1	1	—	(2)	1
Amortization of realized loss on hedging instruments	1	—	—	—	—	1
Cumulative translation adjustment and other	(3)	(2)	(2)	(2)	6	(3)
Comprehensive income (loss)	$497	$468	$477	$136	$(1,081)	$497

For the Six Months Ended June 30, 2015
Net income (loss)	$2,317	$2,225	$2,275	$3,736	$(8,236)	$2,317
Other comprehensive income (loss), net of tax:
Retirement benefits	(26)	(18)	(19)	(5)	42	(26)
Amortization of realized loss on hedging instruments	1	—	—	—	—	1
Cumulative translation adjustment and other	(17)	(17)	(16)	(17)	50	(17)
Comprehensive income (loss)	$2,275	$2,190	$2,240	$3,714	$(8,144)	$2,275

For the Six Months Ended June 30, 2014
Net income (loss)	$855	$794	$818	$258	$(1,870)	$855
Other comprehensive income (loss), net of tax:
Retirement benefits	—	3	2	(1)	(4)	—
Unrealized gain on long-term investments	2	2	2	—	(4)	2
Amortization of realized loss on hedging instruments	1	—	—	—	—	1
Cumulative translation adjustment and other	(2)	(1)	(1)	(1)	3	(2)
Comprehensive income (loss)	$856	$798	$821	$256	$(1,875)	$856

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the three months ended June 30, 2015, were as follows:

Components	Amounts Reclassified						Affected Line Item
	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(5)	$—	$(1)	$—	$(6)	Cost of products sold
Amortization of prior service costs	—	(4)	—	—	—	(4)	Selling, general and administrative expenses
	—	(9)	—	(1)	—	(10)
Deferred taxes	—	3	—	—	—	3	Provision for income taxes
Defined benefit pension and postretirement plans	(7)	(1)	(7)	—	15	—	Equity income (loss) from subsidiaries
	(7)	(7)	(7)	(1)	15	(7)	Net income (loss)

Loss on hedging instruments:
Amortization of realized loss	1	—	—	—	—	1	Interest and debt expense
Deferred taxes	—	—	—	—	—	—	Provision for income taxes
Net of tax	1	—	—	—	—	1
Total reclassifications	$(6)	$(7)	$(7)	$(1)	$15	$(6)	Net income

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the three months ended June 30, 2014, were as follows:

Components	Amounts Reclassified						Affected Line Item
	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(5)	$—	$—	$—	$(5)	Cost of products sold
Amortization of prior service costs	—	(4)	—	—	—	(4)	Selling, general and administrative expenses
	—	(9)	—	—	—	(9)
Deferred taxes	—	3	—	—	—	3	Provision for income taxes
Defined benefit pension and postretirement plans	(6)	—	(6)	—	12	—	Equity income (loss) from subsidiaries
	(6)	(6)	(6)	—	12	(6)	Net income (loss)

Loss on hedging instruments:
Amortization of realized loss	1	—	—	—	—	1	Interest and debt expense
Deferred taxes	—	—	—	—	—	—	Provision for income taxes
Net of tax	1	—	—	—	—	1
Total reclassifications	$(5)	$(6)	$(6)	$—	$12	$(5)	Net income

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the six months ended June 30, 2015, were as follows:

Components	Amounts Reclassified						Affected Line Item
	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(10)	$—	$(1)	$—	$(11)	Cost of products sold
Amortization of prior service costs	—	(9)	—	—	—	(9)	Selling, general and administrative expenses
	—	(19)	—	(1)	—	(20)
Deferred taxes	—	7	—	—	—	7	Provision for income taxes
Defined benefit pension and postretirement plans	(13)	(1)	(13)	—	27	—	Equity income (loss) from subsidiaries
	(13)	(13)	(13)	(1)	27	(13)	Net income (loss)

Loss on hedging instruments:
Amortization of realized loss	1	—	—	—	—	1	Interest and debt expense
Deferred taxes	—	—	—	—	—	—	Provision for income taxes
Net of tax	1	—	—	—	—	1
Total reclassifications	$(12)	$(13)	$(13)	$(1)	$27	$(12)	Net income

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the six months ended June 30, 2014, were as follows:

Components	Amounts Reclassified						Affected Line Item
	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(10)	$—	$—	$—	$(10)	Cost of products sold
Amortization of prior service costs	—	(9)	—	—	—	(9)	Selling, general and administrative expenses
	—	(19)	—	—	—	(19)
Deferred taxes	—	7	—	—	—	7	Provision for income taxes
Defined benefit pension and postretirement plans	(12)	—	(12)	—	24	—	Equity income (loss) from subsidiaries
	(12)	(12)	(12)	—	24	(12)	Net income (loss)

Loss on hedging instruments:
Amortization of realized loss	1	—	—	—	—	1	Interest and debt expense
Deferred taxes	—	—	—	—	—	—	Provision for income taxes
Net of tax	1	—	—	—	—	1
Total reclassifications	$(11)	$(12)	$(12)	$—	$24	$(11)	Net income

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2015
Cash flows from (used in) operating activities	$125	$700	$485	$208	$(1,070)	$448
Cash flows from (used in) investing activities:
Capital expenditures	—	(34)	—	(29)	(1)	(64)
Return of intercompany investments	185	10	184	—	(379)	—
Acquisition, net of cash acquired	(18,278)	524	—	535	—	(17,219)
Proceeds from Divestiture	7,056	—	—	—	—	7,056
Other, net	(710)	1	8	11	691	1
Net cash flows from (used in) investing activities	(11,747)	501	192	517	311	(10,226)
Cash flows from (used in) financing activities:
Dividends paid on common stock	(712)	(461)	(479)	(110)	1,050	(712)
Repurchase of common stock	(40)	—	—	—	—	(40)
Proceeds from BAT Share Purchase	4,673	—	—	—	—	4,673
Issuance of long-term debt	8,975	—	—	—	—	8,975
Debt issuance costs and financing fees	(64)	—	—	—	—	(64)
Principal borrowings under revolving credit facility	1,400	—	—	—	—	1,400
Repayments under revolving credit facility	(1,400)	—	—	—	—	(1,400)
Excess tax benefit on stock-based compensation plans	15	—	—	—	—	15
Dividends paid on preferred stock	(21)	—	—	—	21	—
Distribution of equity	—	(184)	(185)	(10)	379	—
Other, net	(11)	700	—	2	(691)	—
Net cash flows from (used in) financing activities	12,815	55	(664)	(118)	759	12,847
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(22)	—	(22)
Net change in cash and cash equivalents	1,193	1,256	13	585	—	3,047
Cash and cash equivalents at beginning of period	102	327	3	534	—	966
Cash and cash equivalents at end of period	$1,295	$1,583	$16	$1,119	$—	$4,013

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2014
Cash flows from (used in) operating activities	$326	$327	$607	$347	$(1,352)	$255
Cash flows from (used in) investing activities:
Capital expenditures	—	(23)	—	(104)	4	(123)
Proceeds from termination of joint venture	—	—	—	35	—	35
Contributions to intercompany investments	(32)	—	—	—	32	—
Return of intercompany investments	—	90	21	—	(111)	—
Other, net	143	8	10	18	(203)	(24)
Net cash flows from (used in) investing activities	111	75	31	(51)	(278)	(112)
Cash flows from (used in) financing activities:
Dividends paid on common stock	(699)	(580)	(637)	(110)	1,327	(699)
Repurchase of common stock	(440)	—	—	—	—	(440)
Principal borrowings under revolving credit facility	1,000	—	—	—	—	1,000
Repayments under revolving credit facility	(200)	—	—	—	—	(200)
Excess tax benefit on stock-based compensation	10	—	—	—	—	10
Dividends paid on preferred stock	(21)	—	—	—	21	—
Receipt of equity	—	—	—	32	(32)	—
Distribution of equity	—	(21)	—	(90)	111	—
Other, net	(31)	(20)	—	(152)	203	—
Net cash flows from (used in) financing activities	(381)	(621)	(637)	(320)	1,630	(329)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1)	—	(1)
Net change in cash and cash equivalents	56	(219)	1	(25)	—	(187)
Cash and cash equivalents at beginning of period	444	514	2	540	—	1,500
Cash and cash equivalents at end of period	$500	$295	$3	$515	$—	$1,313

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
June 30, 2015
Assets
Cash and cash equivalents	$1,295	$1,583	$16	$1,119	$—	$4,013
Short-term investments	—	347	—	—	—	347
Accounts receivable	—	71	—	74	—	145
Accounts receivable, related party	—	31	—	—	—	31
Other receivables	772	445	19	4,313	(5,531)	18
Inventories	—	923	—	761	(7)	1,677
Deferred income taxes, net	4	842	1	88	—	935
Other current assets	7	233	—	45		285
Total current assets	2,078	4,475	36	6,400	(5,538)	7,451
Property, plant and equipment, net	3	850	—	445	—	1,298
Trademarks and other intangible assets, net	—	347	—	27,954	—	28,301
Goodwill	—	3,453	10,852	2,714	—	17,019
Long-term intercompany notes receivable	1,603	—	98	180	(1,881)	—
Investment in subsidiaries	36,134	22,039	22,437	—	(80,610)	—
Other assets and deferred charges	150	1,046	18	7	(732)	489
Total assets	$39,968	$32,210	$33,441	$37,700	$(88,761)	$54,558
Liabilities and shareholders’ equity
Accounts payable	$3	$126	$—	$49	$—	$178
Tobacco settlement accruals	—	1,912	—	70	—	1,982
Due to related party	—	3	—	4	—	7
Deferred revenue, related party	—	15	—	—	—	15
Current maturities of long-term debt	450	—	—	—	—	450
Income taxes payable	2,096	3	—	30	(4)	2,125
Dividends payable on common stock	356	—	—	—	—	356
Other current liabilities	4,871	1,746	3	240	(5,531)	1,329
Total current liabilities	7,776	3,805	3	393	(5,535)	6,442
Long-term intercompany notes payable	180	—	—	1,701	(1,881)	—
Long-term debt (less current maturities)	13,599	3,951	—	—	—	17,550
Deferred income taxes, net	—	1	—	10,540	(728)	9,813
Long-term retirement benefits (less current portion)	56	1,992	29	162	—	2,239
Other noncurrent liabilities	31	151	2	4	—	188
Shareholders’ equity	18,326	22,310	33,407	24,900	(80,617)	18,326
Total liabilities and shareholders’ equity	$39,968	$32,210	$33,441	$37,700	$(88,761)	$54,558

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
December 31, 2014
Assets
Cash and cash equivalents	$102	$327	$3	$534	$—	$966
Accounts receivable	—	61	—	55	—	116
Accounts receivable, related party	—	41	—	—	—	41
Other receivables	70	291	20	1,864	(2,233)	12
Inventories	—	529	—	754	(2)	1,281
Deferred income taxes, net	5	611	1	86	—	703
Other current assets	50	118	—	34	2	204
Total current assets	227	1,978	24	3,327	(2,233)	3,323
Property, plant and equipment, net	3	765	—	435	—	1,203
Trademarks and other intangible assets, net	—	130	—	2,291	—	2,421
Goodwill	—	5,302	—	2,714	—	8,016
Long-term intercompany notes receivable	1,593	—	106	190	(1,889)	—
Investment in subsidiaries	9,598	3,060	6,941	—	(19,599)	—
Other assets and deferred charges	101	731	18	18	(635)	233
Total assets	$11,522	$11,966	$7,089	$8,975	$(24,356)	$15,196
Liabilities and shareholders’ equity
Accounts payable	$1	$110	$—	$31	$—	$142
Tobacco settlement accruals	—	1,709	—	110	—	1,819
Due to related party	—	1	—	—	—	1
Deferred revenue, related party	—	32	—	—	—	32
Current maturities of long-term debt	450	—	—	—	—	450
Dividends payable on common stock	356	—	—	—	—	356
Other current liabilities	1,280	1,274	3	423	(2,236)	744
Total current liabilities	2,087	3,126	3	564	(2,236)	3,544
Long-term intercompany notes payable	190	—	—	1,699	(1,889)	—
Long-term debt (less current maturities)	4,633	—	—	—	—	4,633
Deferred income taxes, net	—	1	—	1,013	(631)	383
Long-term retirement benefits (less current portion)	57	1,822	30	88	—	1,997
Other noncurrent liabilities	33	78	—	6	—	117
Shareholders’ equity	4,522	6,939	7,056	5,605	(19,600)	4,522
Total liabilities and shareholders’ equity	$11,522	$11,966	$7,089	$8,975	$(24,356)	$15,196

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of RAI’s business, initiatives, critical accounting estimates and its consolidated results of operations and financial position. Following the overview and discussion of business initiatives, the critical accounting estimates disclose certain accounting estimates that are material to RAI’s results of operations and financial position for the periods presented in this report. The discussion and analysis of RAI’s results of operations compares the second quarter of 2015 with the second quarter of 2014, and the first six months of 2015 with the first six months of 2014. The statements of financial position and results of operations contained in the condensed consolidated financial statements (unaudited) reflect the results of the Merger, Divestiture and related transactions. Disclosures related to liquidity and financial position complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial position and results of operations in conjunction with the financial information included in the condensed consolidated financial statements (unaudited).

Overview and Business Initiatives

On June 12, 2015, RAI completed the Merger, Divestiture and BAT Share Purchase.  For additional information on these transactions, see Merger, Divestiture and Related Transactions below.

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

RJR Tobacco is RAI’s largest reportable operating segment, and its brands include three of the best-selling cigarettes in the United States: NEWPORT, CAMEL and PALL MALL. These brands, and its other brands, including DORAL, MISTY, and CAPRI are manufactured in a variety of styles and marketed in the United States. As part of its total tobacco strategy, RJR Tobacco offers a smoke-free tobacco product, CAMEL SNUS.  RJR Tobacco manages contract manufacturing of cigarettes and tobacco products through arrangements with BAT affiliates, and manages the export of tobacco products to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases. RJR Tobacco also manages the super-premium cigarette brands, DUNHILL and STATE EXPRESS 555, which are licensed from BAT.

American Snuff is the second largest smokeless tobacco products manufacturer in the United States. American Snuff’s primary brands include its largest selling moist snuff brands, GRIZZLY and KODIAK.

Santa Fe manufactures and markets super-premium cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand in the United States.

RJR Tobacco

RJR Tobacco primarily conducts business in the highly competitive U.S. cigarette market, which has a few large manufacturers and many smaller participants. The international rights to substantially all of RJR Tobacco’s brands were sold in 1999 to JTI, and no international rights were acquired in connection with the B&W business combination or the Merger. The U.S. cigarette market is a mature market in which overall adult consumer demand has declined since 1981, and is expected to continue to decline. Profitability of the U.S. cigarette industry and RJR Tobacco continues to be adversely impacted by decreases in consumption, increases in state excise taxes and governmental regulations and restrictions, such as marketing limitations, product standards and ingredients legislation.

RJR Tobacco’s cigarette brand portfolio strategy is based upon three brand categories: growth, support and non-support. The growth brands now consist of two premium brands, NEWPORT and CAMEL, and the largest traditional value brand, PALL MALL. Although these three brands are managed for long-term market share and profit growth, NEWPORT and CAMEL will continue to receive the most significant equity support. The support brands include one premium brand, CAPRI, and two value brands, DORAL and MISTY, all of which receive limited marketing support. The non-support brands, consisting of all other brands, are managed to maximize near-term profitability. The key objectives of the portfolio strategy are designed to focus on the long-term market share growth of the growth brands while managing the support brands for long-term sustainability and profitability. Consistent with that strategy, RJR Tobacco continues to evaluate some of its non-core cigarette styles for potential elimination.

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

In contrast to the declining U.S. cigarette market, U.S. moist snuff shipments to retail grew approximately 3% in the first six months of 2015. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both.

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

Merger, Divestiture and BAT Share Purchase

Overview

On July 15, 2014, RAI, Merger Sub and Lorillard entered into the Merger Agreement, pursuant to which RAI agreed to acquire Lorillard in a cash and stock transaction.

On July 15, 2014, RAI entered into the Asset Purchase Agreement and Lorillard entered into the Transfer Agreement, in each case with Imperial Sub and for certain provisions of the Asset Purchase Agreement and as guarantor of certain obligations of Imperial Sub, Imperial, pursuant to which Imperial Sub agreed to acquire certain assets and assume certain liabilities of certain affiliates of each of RAI and Lorillard.

Merger

On June 12, 2015, the Merger was completed, with Merger Sub merging with and into Lorillard and Lorillard surviving as a wholly owned subsidiary of RAI.  Pursuant to the Merger Agreement, each share of Lorillard common stock (other than treasury shares held by Lorillard and any shares of Lorillard common stock owned by any Lorillard subsidiary, RAI or Merger Sub) was converted into the right to receive (1) 0.2909 of a share of RAI common stock plus (2) $50.50 in cash.  RAI issued 104,706,847 shares of RAI common stock to Lorillard shareholders in the Merger.

As a part of the Merger, RAI acquired the premium cigarette brand, NEWPORT, which is the top selling menthol and second largest selling cigarette brand overall in the United States. In addition to NEWPORT, RAI acquired three additional brand families marketed under the KENT, TRUE and OLD GOLD brand names. With the addition of the NEWPORT brand, RAI's operating companies have brand portfolios that reflect diversification and strength across product categories and across geographies.  It is expected that the transaction will provide RAI with additional resources to invest in innovation, R&D and its operating companies’ brands.

Divestiture

On June 12, 2015, the Divestiture was completed and Imperial Sub acquired the cigarette brands WINSTON, KOOL and SALEM, previously owned by RAI subsidiaries and included in the RJR Tobacco segment, as well as the cigarette brand MAVERICK and the “e-vapor” brand blu (including SKYCIG), previously owned by Lorillard subsidiaries, and other assets and certain liabilities, including inventory, fixed assets and employee benefit plans, for an aggregate purchase price of approximately $7.1 billion.

BAT Share Purchase and Other

Concurrently with the completion of the Merger and Divestiture and pursuant to the Subscription Agreement, BAT indirectly (through a wholly owned subsidiary) purchased 77,680,259 shares of RAI common stock for approximately $4.7 billion, which was sufficient for BAT and its subsidiaries collectively to maintain their approximately 42% beneficial ownership in RAI.  Upon completion of the transactions on June 12, 2015, BAT and its subsidiaries collectively owned 301,014,278 shares, or approximately 42%, of RAI’s outstanding common stock.

RAI financed the cash portion of the Merger Consideration and related fees and expenses with (1) the net proceeds from a public offering of $9 billion aggregate principal amount of newly issued RAI senior notes, (2) the proceeds from the Divestiture, (3) the proceeds from the BAT Share Purchase and (4) available cash. Transaction related costs of $39 million and $54 million, for the three and six months ended June 30, 2015, respectively, were expensed as incurred and included in selling, general and administrative expenses in RAI’s condensed consolidated statements of income (unaudited).

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

Business Combination

RAI accounts for business combination transactions in accordance with ASC 805.  RAI allocates the cost of an acquisition to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. Any excess of the purchase price over the estimated fair value of net assets acquired is recorded as goodwill.  Determining the fair value of these items requires management’s judgment and the utilization of independent valuation experts.  These valuations involve the use of significant estimates and assumptions with respect to the timing and amounts of future cash flows, discount rates, market prices, and asset lives, among other items.  The judgments made in the determination of the estimated fair value of the assets acquired and the liabilities assumed as well as the estimated useful life of each asset and the duration of each liability can materially impact the financial statements in periods after the acquisition, such as depreciation, amortization, or in certain situations, impairment charges. For further information related to accounting for the Merger and Divestiture, see note 2 to condensed consolidated financial statements (unaudited).

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

RJR Tobacco, Lorillard Tobacco, American Snuff Co. or their affiliates, including RAI, and indemnitees, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions.

RAI and its subsidiaries believe that they have valid bases for appeal of adverse verdicts in their pending cases and believe they have valid defenses to all actions and intend to defend all actions vigorously. RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco, Lorillard Tobacco or its affiliates or indemnitees, including B&W, or the loss of any particular claim concerning the use of smokeless tobacco products against American Snuff Co., when viewed on an individual case-by-case basis, is not probable or estimable, except for certain Engle Progeny cases described in “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in note 11 to condensed consolidated financial statements (unaudited).

Litigation is subject to many uncertainties, and it is possible that some of the tobacco-related legal actions, proceedings or claims could ultimately be decided against RJR Tobacco, Lorillard Tobacco, American Snuff Co. or their affiliates, including RAI, and indemnitees. Any unfavorable outcome of such actions could have a material adverse effect on the consolidated results of operations, cash flows or financial position of RAI or its subsidiaries.

For further discussion of the litigation and legal proceedings pending against RAI or its affiliates or indemnitees, see note 11 to condensed consolidated financial statements (unaudited).

State Settlement Agreements

RJR Tobacco (itself, and as successor by merger to Lorillard Tobacco) and SFNTC are participants in the MSA, and RJR Tobacco (itself, and as successor by merger to Lorillard Tobacco) is a participant in the other state settlement agreements. Their obligations and the related expense charges under these agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges to RJR Tobacco and SFNTC under these agreements is recorded in cost of products sold as the products are shipped. Included in these adjustments is an NPM Adjustment that potentially reduces the annual payment obligation of RJR Tobacco, SFNTC and other PMs. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated. American Snuff Co. is not a participant in the State Settlement Agreements. For additional information related to historical and expected settlement expenses and payments under the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements—Enforcement and Validity; Adjustments” in note 11 to condensed consolidated financial statements (unaudited).

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

Results of Operations

 The results of operations below reflect the Merger and Divestiture that occurred on June 12, 2015. As a result, for 2015, RJR Tobacco’s net sales and operating income include results of operations for the WINSTON, KOOL and SALEM brands only for the period of January 1, 2015 through June 12, 2015, and include results of operations for the NEWPORT, KENT, OLD GOLD and TRUE brands only for the period from June 12, 2015 through June 30, 2015.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Net sales(1):
RJR Tobacco	$1,876	$1,736	8.1%	$3,484	$3,299	5.6%
American Snuff	218	195	11.8%	419	379	10.6%
Santa Fe	218	168	29.8%	389	303	28.4%
All Other	91	63	44.4%	168	116	44.8%
Net sales	2,403	2,162	11.1%	4,460	4,097	8.9%
Cost of products sold(1)(2)	1,084	959	13.0%	1,934	1,889	2.4%
Selling, general and administrative expenses	451	364	23.9%	962	777	23.8%
Gain on Divestiture	(3,499)	—	NM(3)	(3,499)	—	NM(3)
Amortization expense	3	3	—	6	5	20.0%
Operating income (loss):
RJR Tobacco	727	726	0.1%	1,315	1,208	8.9%
American Snuff	130	110	18.2%	248	212	17.0%
Santa Fe	125	84	48.8%	217	149	45.6%
All Other	(35)	(49)	(28.6)%	(96)	(88)	9.1%
Gain on Divestiture	3,499	—	NM(3)	3,499	—	NM(3)
Corporate expense	(82)	(35)	NM(3)	(126)	(55)	NM(3)
Operating income	$4,364	$836	NM(3)	$5,057	$1,426	NM(3)

(1)	Excludes excise taxes of:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
RJR Tobacco	$820	$787	$1,522	$1,506
American Snuff	14	13	27	26
Santa Fe	68	54	121	98
All Other	85	73	157	143
	$987	$927	$1,827	$1,773

(2)	See below for further information related to the State Settlement Agreements, FDA user fees and federal tobacco quota buyout included in cost of products sold.
(3)	Percentage of change not meaningful.

In the following discussion, the amounts presented in the operating companies’ shipment volume and share tables are rounded on an individual basis and, accordingly, may not sum in the aggregate. Percentages are calculated on unrounded numbers.

RJR Tobacco

Net Sales

The acquisition of the NEWPORT, KENT, OLD GOLD and TRUE brands occurred on June 12, 2015, and consequently, the RAI consolidated statements of income for 2015 include the results of operations for these brands only from June 12, 2015 through June 30, 2015.  The divestiture of the WINSTON, KOOL and SALEM brands occurred on June 12, 2015, and consequently, the RAI consolidated statements of income for 2015 include the results of operations for these brands only for the period from January 1, 2015 through June 12, 2015.

Domestic cigarette shipment volume, in billions of units for RJR Tobacco and the industry, was as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
RJR Tobacco:
Growth brands:
NEWPORT	1.4	—	NM(2)	1.4	—	NM(2)
CAMEL	5.4	5.2	3.5%	10.3	10.2	1.7%
PALL MALL	5.2	5.3	(2.2)%	9.9	10.1	(1.6)%
	12.0	10.5	14.3%	21.7	20.3	7.2%
Other	4.3	5.1	(16.3)%	8.5	9.7	(11.6)%
Total RJR Tobacco domestic cigarette shipment volume	16.3	15.6	4.4%	30.2	29.9	1.1%
Total premium	10.0	9.1	10.0%	18.2	17.4	4.2%
Total value	6.3	6.5	(3.4)%	12.1	12.5	(3.2)%
Premium/total mix	61.3%	58.2%		60.1%	58.3%
Industry(1):
Premium	49.8	48.6	2.6%	94.0	92.1	2.1%
Value	19.0	19.0	(0.1)%	36.1	36.5	(1.0)%
Total industry domestic cigarette shipment volume	68.8	67.5	1.9%	130.1	128.6	1.2%
Premium/total mix	72.4%	71.9%		72.2%	71.6%

(1)	Based on information from Management Science Associates, Inc., referred to as MSAi.
(2)	Percentage of change not meaningful.

RJR Tobacco’s net sales are dependent upon its cigarette shipment volume in a declining market, premium versus value-brand mix and list pricing, offset by promotional spending, trade incentives and federal excise taxes.

RJR Tobacco’s net sales for the three months ended June 30, 2015, increased compared with the prior-year quarter, primarily due to higher volume and favorable product mix of $103 million and higher net pricing of $73 million, partially offset by $36 million attributable to contract manufacturing and leaf sales. RJR Tobacco’s net sales for the six months ended June 30, 2015, increased compared with the prior-year six months, primarily due to higher net pricing of $172 million and higher volume of $60 million, partially offset by $44 million attributable to contract manufacturing and leaf sales.

Market Share

Market share information is included for RJR Tobacco to provide enhanced analysis of its brand performance.  For brands that were acquired in the Merger, share information is displayed as if the brands were part of the portfolio for all time periods shown.  Brands that were part of the Divestiture have been removed for all presented time periods. Accordingly, these pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the Merger and Divestiture had occurred at the beginning of the periods presented, nor are they indicative of future results of operations.

The shares of RJR Tobacco’s cigarette brands as a percentage of total share of U.S. cigarette shipments to retail, referred to as STR data, based on information submitted by wholesale locations and  processed and managed by MSAi(1), were as follows:

	For the Three Months Ended
	June 30, 2015	March 31, 2015	Share Point Change	June 30, 2014	Share Point Change
Growth brands:
NEWPORT	13.2%	13.3%	(0.1)	12.8%	0.4
CAMEL	8.2%	8.2%	—	8.1%	—
PALL MALL	7.8%	7.9%	(0.1)	8.1%	(0.3)
Total growth brands	29.2%	29.4%	(0.2)	29.1%	0.2
Other	2.6%	2.8%	(0.2)	2.9%	(0.3)
Total RJR Tobacco domestic cigarette share of retail shipments	31.8%	32.2%	(0.4)	31.9%	(0.1)

(1)

Beginning with this Quarterly Report on Form 10-Q, RJR Tobacco is reporting market share information based on STR data, instead of information based on a sampling of retail cigarette sales, referred to as retail scan data.  Management believes that STR data more accurately reflects marketplace performance across all channels of trade. All share information has been restated to reflect STR data. You should not rely on the STR data reported by MSAi as being a precise measurement of actual market share as the shipments to retail do not reflect actual consumer sales and do not track all volume and trade channels. Accordingly, the STR data for RJR Tobacco and its brands may overstate or understate their actual market share. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

The retail share of market of NEWPORT, at 13.2 share points, was up 0.4 share points compared with the prior-year quarter in the highly competitive U.S. cigarette category. NEWPORT’s cigarette market share continued to be favorably impacted by its strength in the menthol category.

The retail share of market of CAMEL, at 8.2 share points, was flat compared with the prior-year quarter in the highly competitive U.S. cigarette category. CAMEL’s cigarette market share continued to be favorably impacted by its innovative capsule technology offered in CAMEL Crush and CAMEL menthol styles. CAMEL Crush styles provide adult smokers the choice of switching from non-menthol to menthol. CAMEL menthol styles allow adult smokers to choose the level of menthol flavor on demand. CAMEL SNUS, a smoke-free tobacco product, continues to lead the U.S. snus category with a market share of approximately 80%. CAMEL White was introduced in 21 western states beginning in late March and is available in mellow and menthol styles.

PALL MALL, a product that offers a high quality, longer-lasting cigarette at a value price, continues to attract interest from adult tobacco consumers. PALL MALL’s second-quarter market share of 7.8% was down 0.3 share points compared with the prior-year quarter due to continued competitive pressure.

The combined share of market of RJR Tobacco’s growth brands during the second quarter of 2015 was stable compared with the same period in 2014. RJR Tobacco’s total cigarette market share was down slightly from the prior-year quarter, primarily driven by decreases in the company’s support and non-support brands, consistent with its strategy of focusing on growth brands.

Operating Income

RJR Tobacco’s operating income for the three-month period ended June 30, 2015, was favorably impacted by higher cigarette pricing, higher volume, the expiration in 2014 of the federal tobacco quota buyout and product mix, partially offset by inventory valuation costs associated with the Merger.

RJR Tobacco’s operating income for the six-month period ended June 30, 2015, was favorably impacted by higher cigarette pricing, higher volume, the expiration of the federal tobacco quota buyout in 2014 and the 2003 NPM Adjustment claim, partially offset by expenses associated with Engle Progeny litigation and other litigation and inventory valuation costs associated with the Merger.

RJR Tobacco’s expenses under the State Settlement Agreements, FDA user fees and federal tobacco quota buyout included in cost of products sold were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
State Settlement Agreements	$531	$429	$896	$862
FDA user fees	35	30	67	62
Federal tobacco quota buyout	—	48	—	99

Expenses under the State Settlement Agreements are expected to be approximately $2.3 billion in 2015, subject to adjustment for changes in volume and other factors. Pursuant to the Term Sheet, RJR Tobacco will receive credits with respect to its NPM Adjustment claims for the period from 2003 through 2012. These credits will be applied against annual payments under the MSA over a five-year period, which commenced with the April 2013 payment.

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

As a result of meeting the performance requirements associated with the Term Sheet, RJR Tobacco recognized credits of $68 million and $90 million for the three months ended June 30, 2015 and 2014, respectively; and $133 million and $152 million for the six months ended June 30, 2015 and 2014, respectively. RJR Tobacco expects to recognize additional credits through 2017.

On September 11, 2013, the Arbitration Panel ruled six states had not diligently enforced their qualifying statutes in 2003 related to the NPM Adjustment.  Based on the status of the various challenges filed by the non-diligent states to certain rulings of the Arbitration Panel related to the 2003 NPM Adjustment claim, as of June 30, 2015, two of the non-diligent states are no longer challenging the findings of non-diligence entered against them by the Arbitration Panel.  As a result, a certain portion of the NPM Adjustment claim for 2003 from these two states is now certain and can be estimated.  Consequently, RJR Tobacco recognized $70 million as a reduction of cost of products sold for the six months ended June 30, 2015.

For additional information, see “— Cost of Products Sold” in note 1 and “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements—Enforcement and Validity; Adjustments” in note 11 to condensed consolidated financial statements (unaudited).

Expenses for FDA user fees are expected to be approximately $160 million to $170 million in 2015. For additional information, see “— Governmental Activity” below.

Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. RJR Tobacco’s product liability defense costs were $43 million and $47 million for the three months ended June 30, 2015 and 2014, respectively, and $93 million and $93 million for the six months ended June 30, 2015 and 2014, respectively.

“Product liability” cases generally include the following types of smoking and health related cases:

●	Individual Smoking and Health;
●	West Virginia IPIC;
●	Engle Progeny;
●	Broin II;
●	Class Actions;
●	Filter Cases; and
●	Health-Care Cost Recovery Claims.

“Product liability defense costs” include the following items:

●	direct and indirect compensation, fees and related costs, and expenses for internal legal and related administrative staff administering the defense of product liability claims;
●	fees and cost reimbursements paid to outside attorneys;
●	direct and indirect payments to third party vendors for litigation support activities; and
●	expert witness costs and fees.

Numerous factors affect product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial, that is, with active discovery and motions practice. See “— Litigation Affecting the Cigarette Industry — Overview” in note 11 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and type of cases pending, and “— Litigation Affecting the Cigarette Industry — Overview — Scheduled Trials” in note 11 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and nature of cases in trial and scheduled for trial through June 30, 2016.

RJR Tobacco expects that the factors described above will continue to have the primary impact on its product liability defense costs in the future. Given the level of activity in RJR Tobacco’s pending cases, including the number of cases in trial and scheduled for trial, particularly with respect to Engle Progeny cases, RJR Tobacco’s product liability defense costs continue to remain at a high level. See “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in note 11 to condensed consolidated financial statements (unaudited) for additional information.

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

American Snuff

Net Sales

The moist snuff shipment volume, in millions of cans, for American Snuff was as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
GRIZZLY	117.2	109.4	7.1%	224.3	215.8	3.9%
Other	11.3	11.8	(4.1)%	21.7	22.3	(2.4)%
Total American Snuff moist snuff shipment volume	128.5	121.2	6.0%	246.0	238.1	3.3%

American Snuff’s net sales for the three-month period ended June 30, 2015, increased compared with the same prior-year period primarily due to higher net pricing and higher moist snuff volume. American Snuff’s net sales for the six-month period ended June 30, 2015, increased compared with the same prior-year period primarily due to higher net pricing and higher moist snuff volume.

Market Share

Moist snuff has been the key driver to American Snuff’s overall growth and profitability within the U.S. smokeless tobacco market. Moist snuff accounted for approximately 90% of American Snuff’s revenue for the three and six months ended June 30, 2015, compared with approximately 89% for the three and six months ended June 30, 2014. U.S. moist snuff industry retail shipment volume grew by approximately 3% in the second quarter of 2015 compared with the same period in 2014.

The shares of American Snuff’s moist snuff brands as a percentage of total share of U.S. moist snuff STR data according to MSAi(1), were as follows:

	For the Three Months Ended
	June 30, 2015	March 31, 2015	Share Point Change	June 30, 2014	Share Point Change
GRIZZLY	31.1%	30.2%	0.9	29.8%	1.3
Other	2.8%	2.8%	—	3.0%	(0.2)
Total American Snuff moist snuff share of retail shipments	33.8%	33.0%	0.8	32.8%	1.1

(1)

Beginning with this Quarterly Report on Form 10-Q, American Snuff is reporting market share information based on STR data, instead of information based on a sampling of retail moist snuff sales, referred to as retail scan data.  Management believes that STR data more accurately reflects marketplace performance across all channels of trade. All share information has been restated to reflect STR data. You should not rely on the STR data reported by MSAi as being a precise measurement of actual market share as the shipments to retail do not reflect actual consumer sales and do not track all volume and trade channels. Accordingly, the STR data for American Snuff and its brands may overstate or understate their actual market share.

GRIZZLY, the leading U.S. moist snuff brand, was up 1.3 share points in the second quarter of 2015, compared with the second quarter of 2014, led by growth in wintergreen styles and pouch offerings. In 2014, American Snuff expanded the distribution of GRIZZLY Wide Cut Wintergreen nationwide. The wider cut offers adult smokeless tobacco consumers a long-lasting wintergreen flavor and easy packing. To complement GRIZZLY’s range of product offerings and extend its market-leading position in wintergreen, the brand began expanding the GRIZZLY Dark Wintergreen style in early 2015. This style offers a differentiated and bolder wintergreen flavor, and is made from 100% American tobacco grown in Kentucky and Tennessee.

Operating Income

American Snuff’s operating income for the three-month period ended June 30, 2015, increased as compared with the prior-year period primarily due to higher net pricing and volume.  American Snuff’s operating income for the six-month period ended June 30, 2015, increased as compared with the prior-year period primarily due to higher net pricing and volume.

Santa Fe

Net Sales

Domestic cigarette shipment volume, in billions of units for Santa Fe, was as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
NATURAL AMERICAN SPIRIT	1.3	1.0	25.1%	2.3	1.8	24.3%

Santa Fe’s net sales for the three- and six-month periods ended June 30, 2015, increased compared with the prior-year period, primarily due to higher volume and net pricing.

Market Share

The shares of Santa Fe’s NATURAL AMERICAN SPIRIT brand as a percentage of total share of U.S. cigarette STR data from MSAi(1), were as follows:

	For the Three Months Ended
	June 30, 2015	March 31, 2015	Share Point Change	June 30, 2014	Share Point Change
NATURAL AMERICAN SPIRIT	1.8%	1.7%	0.1	1.5%	0.3

(1)

Beginning with this Quarterly Report on Form 10-Q, Santa Fe is reporting market share information based on STR data, instead of information based on a sampling of retail cigarette sales, referred to as retail scan data.  Management believes that STR data more accurately reflects marketplace performance across all channels of trade. All share information has been restated to reflect STR data. You should not rely on the STR data reported by MSAi as being a precise measurement of actual market share as the shipments to retail do not reflect actual consumer sales and do not track all volume and trade channels. Accordingly, the STR data for Santa Fe and its brands may overstate or understate their actual market share. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

Operating Income

Santa Fe’s operating income for the three- and six-month period ended June 30, 2015, increased as compared with the prior-year period primarily due to higher volume, net pricing and the expiration of the federal tobacco quota buyout in 2014.

Santa Fe’s expenses under the State Settlement Agreements, FDA user fees and federal tobacco quota buyout included in cost of products sold were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
State Settlement Agreements	$38	$28	$66	$49
FDA user fees	2	2	4	4
Federal tobacco quota buyout	—	3	—	6

Expenses under the MSA are expected to be approximately $130 million to $140 million in 2015, subject to adjustment for changes in volume and other factors. Pursuant to the Term Sheet, SFNTC will receive credits with respect to its NPM Adjustment claims for the period from 2003 through 2012. These credits will be applied against annual payments under the MSA over a four-year period, which commenced with the April 2013 payment.

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

As a result of meeting the performance requirements associated with the Term Sheet, Santa Fe recognized credits of $1 million for each of the three months ended June 30, 2015 and 2014; and $2 million for each of the six months ended June 30, 2015 and 2014. Santa Fe expects to recognize additional credits through 2016.

For additional information, see “— Cost of Products Sold” in note 1 and “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements—Enforcement and Validity; Adjustments” in note 11 to condensed consolidated financial statements (unaudited).

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

Gain on Divestiture

The gain is a result of the Divestiture of WINSTON, KOOL and SALEM, previously owned by RAI subsidiaries, as well as the cigarette brand MAVERICK and the “e-vapor” brand blu (including SKYCIG), previously owned by Lorillard subsidiaries, and other assets and certain liabilities.  See note 2 for additional information on the Divestiture.

Corporate Expense

Corporate operating costs and expenses increased for the three and six months ended June 30, 2015, compared with the same period in 2014, primarily due to approximately $39 million and $54 million of transaction related costs associated with the Merger and Divestiture for the three and six months ended June 30, 2015, respectively.

RAI Consolidated

Interest and debt expense was $105 million and $196 million for the three and six months ended June 30, 2015, respectively, compared with $62 million and $121 million for the three and six months ended June 30, 2014, respectively. The change is primarily due to costs associated with the New Notes, issued to fund part of the Merger Consideration, and the Lorillard Tobacco Notes, assumed in connection with the Lorillard Tobacco Merger, as well as amortization of the fees incurred for the Bridge Facility that was not used to finance any part of the Merger Consideration. By its terms, the Bridge Facility terminated on June 12, 2015 and all associated fees have been fully amortized as of June 30, 2015.

Provision for income taxes was $2,311 million, for an effective rate of 54.5%, for the three months ended June 30, 2015, compared with $283 million, for an effective rate of 36.5%, for the three months ended June 30, 2014. The provision for income taxes was $2,542 million, for an effective tax rate of 52.3%, for the six months ended June 30, 2015, compared with $476 million, for an effective rate of 36.4%, for the six months ended June 30, 2014. The effective tax rate for the three and six months ended June 30, 2015, as compared with the same prior-year period, was unfavorably impacted by an increase in tax attributable to nondeductible acquisition costs, nondeductible goodwill in the amount of $1,849 million associated with the Divestiture and an increase in uncertain tax positions, partially offset by a decrease in tax attributable to the release of a valuation allowance in the amount of $37 million and a reduction in state income taxes. The effective tax rate for the three and six months ended June 30, 2014, was favorably impacted by a decrease in uncertain tax positions related to a federal audit settlement.

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

RAI’s excess cash may be invested in money market funds, commercial paper, corporate debt securities, U.S. treasuries, U.S. and international government agencies and time deposits in major institutions to minimize risk. At present, RAI primarily invests cash in U.S. treasuries, corporate debt securities and U.S. government agencies.

As of June 30, 2015, RAI held investments primarily in auction rate securities and a mortgage-backed security totaling $90 million. Adverse changes in financial markets caused the auction rate securities and the mortgage-backed security to revalue lower than carrying value and become less liquid. The auction rate securities and mortgage-backed security will not become liquid until a successful auction occurs or a buyer is found. RAI intends, and has the ability, to hold these auction rate securities and mortgage-backed security for a period of time sufficient to allow for sale, redemption or anticipated recovery in fair value. For additional information on these investments, see note 3 to condensed consolidated financial statements (unaudited).

Cash Flows

Net cash flows from operating activities were $448 million in the first six months of 2015, compared with $255 million in the first six months of 2014. This change was driven primarily by higher net pricing and the expiration of the federal tobacco quota buyout in 2014, partially offset by the litigation payment related to the proposed federal Engle Progeny settlement in 2015.

Net cash flows used in investing activities were $10.2 billion in the first six months of 2015, compared with $112 million in the first six months of 2014. This change was primarily due to the Merger and Divestiture.

Net cash flows from financing activities were $12.8 billion in the first six months of 2015, compared with $329 million used in the first six months of 2014. This change was primarily due to the issuance of long-term debt to finance part of the Merger Consideration and proceeds from the issuance of common stock in the BAT Share Purchase.

Borrowing Arrangements and Long-Term Debt

RAI Notes

As of June 30, 2015, the principal amount of RAI’s outstanding notes was $14.1 billion, with maturity dates ranging from 2015 to 2045. RAI, at its option, may redeem any or all of its outstanding notes, in whole or in part at any time, subject to the payment of a make-whole premium. RAI’s outstanding notes include $9.0 billion aggregate principal amount of RAI senior notes that were issued on June 12, 2015, to fund part of the cash portion of the Merger Consideration. Interest on the notes is payable semi-annually. At June 30, 2015, RAI had $450 million of current maturities of long-term debt. See note 10 to the condensed consolidated financial statements (unaudited) for additional information.

RJR Tobacco Notes

As of June 30, 2015, the principal amount of RJR Tobacco’s outstanding notes was $3.5 billion, with maturity dates ranging from 2016 to 2041. Such notes represent the Lorillard Tobacco Notes, originally issued by Lorillard Tobacco, as to which RJR Tobacco became the principal obligor in connection with the closing of the Lorillard Tobacco Merger. The Lorillard Tobacco Notes were the subject of the Exchange Offers described below. Effective as of June 30, 2015, RAI and RJR were the guarantors of the Lorillard Tobacco Notes. Interest on the notes is payable semi-annually. See note 10 to the condensed consolidated financial statements (unaudited) for additional information relating to the RJR Tobacco Notes and see Part II, Item 5 for information relating to the RAI guaranty.

Exchange Offers

On June 11, 2015, RAI commenced offers to exchange any and all (to the extent held by eligible holders) of the $3.5 billion aggregate principal amount of the outstanding Lorillard Tobacco Notes for RAI senior notes. RAI completed the Exchange Offers on July 15, 2015. Approximately $3.1 billion, representing 89%, of the Lorillard Tobacco Notes were exchanged for RAI senior notes.  The unexchanged $377 million aggregate principal amount of Lorillard Tobacco Notes will remain the principal obligations of RJR Tobacco.  See note 10 to the condensed consolidated financial statements (unaudited) for additional information.

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

During the first six months of 2015, RAI borrowed and repaid $1.4 billion under the Credit Agreement at an average interest rate of 1.37% and used the proceeds for general corporate purposes of RAI and its subsidiaries, including making payments under the MSA and dividend payments. As of June 30, 2015, there were $8 million of letters of credit outstanding and no outstanding borrowings under the Credit Agreement.

Bridge Facility

On June 12, 2015, the Bridge Facility, in accordance with its terms, terminated.

Other

The lowering of RAI’s credit ratings, or concerns over such a lowering, could have an adverse impact on RAI’s ability to access the debt markets and could increase borrowing costs.

RAI and its affiliates were in compliance with all covenants and restrictions imposed by RAI’s indebtedness at June 30, 2015.

For additional information on the Borrowing Arrangements and Long-term Debt, see note 9 and note 10, respectively, to condensed consolidated financial statements (unaudited).

Stock Split

On July 27, 2015, RAI’s board of directors approved a two-for-one stock split of RAI’s common stock, in the form of a special 100 percent stock dividend, to be issued on August 31, 2015, to shareholders of record on August 17, 2015.  Shareholders of record will receive one additional share of RAI common stock for each share owned. After the stock split, there will be approximately 1.4 billion shares outstanding of RAI common stock.

Dividends

On February 5, 2015 and May 7, 2015, RAI’s board of directors declared a quarterly cash dividend of $0.67 per common share. The dividends were paid on April 1, 2015 and July 1, 2015, to shareholders of record as of March 10, 2015 and June 10, 2015, respectively.

On July 27, 2015, RAI’s board of directors declared a quarterly cash dividend of $0.36 per common share, on a post-split basis.  The dividend will be paid on October 1, 2015, to shareholders of record as of September 10, 2015.

On an annualized basis, the dividend rate is $1.44 per common share, on a post-split basis. The dividend reflects RAI’s current policy of paying dividends to the holders of RAI’s common stock in an aggregate amount that is approximately 75% of RAI’s annual consolidated net income.

Share Repurchases

During the first six months of 2015, at a cost of $40 million, RAI purchased 529,074 shares of RAI common stock that were forfeited and cancelled with respect to tax liabilities associated with restricted stock units vesting under the Omnibus Plan.

Share Issuance

On June 12, 2015, RAI issued 104,706,847 shares of common stock to Lorillard shareholders in the Merger as part of the Merger Consideration.  In addition, BAT indirectly, through a wholly owned subsidiary, purchased 77,680,259 shares of RAI common stock for approximately $4.7 billion in the BAT Share Purchase, thereby maintaining the collective beneficial ownership of BAT and its subsidiaries in RAI at approximately 42%.

Capital Expenditures

RAI’s operating subsidiaries recorded cash capital expenditures of $64 million and $123 million for the first six months of 2015 and 2014, respectively. RAI’s operating subsidiaries plan to spend an additional $170 million to $180 million for capital expenditures during the remainder of 2015, which includes ongoing investments to support production and distribution of VUSE and capital spending related to the Merger. Capital expenditures are funded primarily by cash flows from operations. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of June 30, 2015.

Retirement Benefits

RAI disclosed in its financial statements for the year ended December 31, 2014, that it expects to contribute $109 million to its pension plans in 2015, of which $5 million was contributed during the first six months of 2015.

Litigation and Settlements

RJR Tobacco, Lorillard Tobacco, American Snuff Co., or their affiliates, including RAI, RJR and Lorillard or indemnitees, including B&W, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. For further discussion of specific cases, see note 11 to condensed consolidated financial statements (unaudited). Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of June 30, 2015, RJR Tobacco had paid approximately $124 million since January 1, 2013, related to unfavorable smoking and health litigation judgments.

RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2015 contains accruals for the following Engle Progeny cases: Hiott, Starr-Blundell, Clayton, Ward, Hallgren, Cohen, Sikes, Thibault, Buonomo, Mrozek and Tullo; as well as payments for attorneys’ fees and statutory interest for Koballa, Webb, and Brown, the judgments of which were paid in 2014.  Other accruals include an amount for the estimated costs of the corrective communications in the U.S. Department of Justice case and RJR Tobacco’s and Lorillard Tobacco’s share of the proposed federal Engle Progeny settlement.  Also, RJR Tobacco paid the amount agreed to by RJR Tobacco and the State of Mississippi to resolve claims that were brought, could have been brought, or could be brought against RJR Tobacco, B&W or Lorillard Tobacco in the enforcement actions filed in the Mississippi Chancery Court.  For additional information related to litigation, see note 11 to condensed consolidated financial statements (unaudited).

Litigation is subject to many uncertainties, and generally it is not possible to predict the outcome of the litigation pending against RJR Tobacco, Lorillard Tobacco, American Snuff Co., or their affiliates or indemnitees, or to reasonably estimate the amount or range of any possible loss, except for the cases noted above. Moreover, notwithstanding the quality of defenses available to RJR Tobacco, Lorillard Tobacco, and their affiliates and indemnitees in tobacco-related litigation matters, it is possible that RAI’s consolidated results of operations, cash flows or financial position could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters or difficulties in obtaining the bonds required to stay execution of judgments on appeal.

In 1998, RJR Tobacco, Lorillard Tobacco, B&W and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. The State Settlement Agreements impose a perpetual stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers, and place significant restrictions on their ability to market and sell cigarettes in the future. For additional information related to historical and expected settlement expenses and payments under the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry —State Settlement Agreements—Enforcement and Validity; Adjustments” in note 11 to condensed consolidated financial statements (unaudited). The State Settlement Agreements have materially adversely affected RJR Tobacco’s shipment volumes. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial position of RAI and RJR Tobacco in future periods.

RJR Tobacco and certain of the other PMs under the MSA are currently involved in arbitration with certain of the settling states with respect to the NPM adjustment, for the market year 2003.  RJR Tobacco and Lorillard Tobacco disputed a total of $5.6 billion and $1.2 billion, respectively, for the years 2003 through 2014. This amount does not include interest or earnings and does not reflect any reduction as a result of the Term Sheet described below.

In 2012, RJR Tobacco, Lorillard Tobacco certain other PMs, including SFNTC, and certain settling states entered into a Term Sheet that sets forth the terms on which accrued and potential NPM Adjustment claims for 2003 through 2012 could be resolved. The Term Sheet also sets forth a restructured NPM Adjustment process to be applied on a going-forward basis, starting with the 2013 volume year.

Based on the jurisdictions bound by the Term Sheet through December 31, 2013, RJR Tobacco and SFNTC, collectively, will receive credits, currently estimated to total approximately $1.1 billion, with respect to their NPM Adjustment claims for the period from 2003 to 2012. These credits will be applied against annual payments under the MSA over a five-year period, which commenced with the April 2013 MSA payment. As a result of the Lorillard Tobacco Merger, RJR Tobacco will receive approximately $22 million of additional credits, attributable to Lorillard Tobacco, which will be applied against annual payments in 2016 and 2017.

In June 2014, two additional states agreed to settle the NPM Adjustment disputes on similar terms as set forth in the Term Sheet, except for certain provisions related to the determination of credits to be received by the PMs. RJR Tobacco and SFNTC, collectively, will receive credits, currently estimated to total approximately $170 million, with respect to their NPM Adjustment claims from 2003 through 2012. The credits related to these two states will be applied against annual payments under the MSA over a five-year period, which effectively commenced with the April 2014 MSA payment. As a result of the Lorillard Tobacco Merger, RJR Tobacco will receive approximately $5 million of additional credits, attributable to Lorillard Tobacco, which will be applied against annual payments over the next three years

On September 11, 2013, the Arbitration Panel ruled six states had not diligently enforced their qualifying statutes in 2003 related to the NPM Adjustment.  Based on the status of the various challenges filed by the non-diligent states to certain rulings of the Arbitration Panel related to the 2003 NPM Adjustment claim, as of June 30, 2015, two of the non-diligent states are no longer challenging the findings of non-diligence entered against them by the Arbitration Panel.  As a result, a certain portion of the NPM Adjustment claim for 2003 from these two states is now certain and can be estimated.  Consequently, RJR Tobacco and Santa Fe, collectively, recognized $70 million as a reduction of cost of products sold for the six months ended June 30, 2015.

For additional information related to this litigation and its potential resolution, see “— Cost of Products Sold” in note 1 and “— Litigation Affecting the Cigarette Industry — State Settlement Agreements—Enforcement and Validity; Adjustments”, in note 11 to condensed consolidated financial statements (unaudited).

Governmental Activity

The marketing, sale, taxation and use of tobacco products have been subject to substantial regulation by government and health officials for many years. Various state governments have adopted or are considering, among other things, legislation and regulations that would:

●	significantly increase their taxes on all tobacco products;
●	restrict displays, advertising and sampling of tobacco products;
●	raise the minimum age to possess or purchase tobacco products;
●	restrict or ban the use of menthol in cigarettes or prohibit mint or wintergreen as a flavor in smokeless tobacco products and vapor products;
●	require the disclosure of ingredients used in the manufacture of tobacco products;

●	require the disclosure of nicotine yield information for cigarettes;
●	impose restrictions on smoking and vaping in public and private areas; and
●	restrict the sale of tobacco products directly to consumers or other unlicensed recipients, including by mail or over the Internet.

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

Currently, there is no federal tax on vapor products, such as e-cigarettes.

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

The 2009 federal excise tax increase on tobacco products increased taxes on ready-made cigarettes, such as those made by RJR Tobacco and SFNTC, at a much higher rate than taxes on loose tobacco. As a result of that tax disparity, the number of retailers selling loose tobacco and operating roll-your-own machines, allowing consumers to convert the loose tobacco into finished cigarettes, greatly increased following the 2009 federal tax hike on tobacco products. On July 6, 2012, President Obama signed into law a provision classifying retailers which operate roll-your-own machines as cigarette manufacturers, and thus requiring those retailers to pay the same tax rate as other cigarette manufacturers. As of June 30, 2015, 26 states also had passed legislation classifying retailers operating roll-your-own machines as cigarette manufacturers.

All states and the District of Columbia currently impose cigarette excise taxes at levels ranging from $0.17 per pack in Missouri to $4.35 per pack in New York. As of December 31, 2014 and June 30, 2015, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $1.29. Certain city and county governments, such as New York, Philadelphia and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions. During the first half of 2015, 27 states proposed legislation to increase cigarette excise taxes, with legislation being enacted in 7 states, failing in 15 states and remaining pending, as of June 30, 2015, in 5 states.

Six states now require NPMs to pay a fee on each pack of cigarettes sold in their respective states, ranging from $0.25 per pack in Alaska to $0.55 per pack in Texas.

The Texas NPM fee has been challenged by a coalition of small tobacco manufacturers. This group asserts that the Texas fee violates the Texas Constitution’s “Equal and Uniform” Clause, as well as the Equal Protection and Due Process Clauses of the U.S. Constitution. On November 15, 2013, a state trial court in Texas declared the NPM fee unconstitutional and enjoined the state from “assessing, collecting, and enforcing” the fee. The State of Texas appealed the court’s order. In doing so, enforcement of the trial court’s order, including the injunction, is suspended. The coalition filed a motion for a “hardship exemption” from payment of the fee during the pendency of the state’s appeal. The coalition’s motion was denied on February 12, 2014, with the trial court concluding that it lacked jurisdiction to consider the motion on the merits in light of the state’s appeal of the court’s earlier ruling. Oral argument on the state’s appeal took place before the Court of Appeals for the Third District on July 16, 2014. On August 15, 2014, the three-judge panel unanimously affirmed the ruling. The State of Texas filed its petition for review with the Texas Supreme Court on October 29, 2014. On December 5, 2014, the Texas Supreme Court requested the coalition of small manufacturers to file a response to the petition for review. The response was filed on February 4, 2015. On March 13, 2015, the Texas Supreme Court requested full merits briefing on the appeal and that briefing is now underway.

Forty-nine states and the District of Columbia also subject smokeless tobacco products to excise taxes. The Commonwealth of Pennsylvania is considering such a tax during its 2015 legislative session, but no decision has been reached. As of June 30, 2015:

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

During the first half of 2015, 23 states proposed legislation to increase excise taxes on smokeless tobacco products, with legislation being enacted in one state, failing in 12 states and remaining pending, as of June 30, 2015, in 10 states.

As of June 30, 2015, four states had enacted a tax on vapor products, such as e-cigarettes, including Minnesota, which taxes vapor products at the same rate as it taxes smokeless tobacco products, and North Carolina, which taxes vapor products at the rate of $0.05 per fluid milliliter. Further, during the first half of 2015, 29 states proposed taxes on vapor products, including, in some cases, implementing a tax on a per fluid milliliter basis, taxing vapor products on the same basis as “other tobacco products” and, in other cases, taxing vapor products at a rate equivalent to cigarette excise taxes.  During the first half of 2015, two of those states enacted taxes on vapor products: Kansas (which will tax such products at a rate of $0.20 per fluid milliliter, effective July 1, 2016) and Louisiana (which will tax such products at a rate of $0.05 per fluid milliliter, effective August 1, 2015).  In the remaining states that during the first six months of 2015 had proposed taxes on vapor products, such legislation failed in 20 states and, as of June 30, 2015, remained pending in seven states.

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

●	as described in greater detail below, new or modified products introduced in the market after February 15, 2007 are subject to certain FDA clearance requirements;
●

the FDA announced that it would inspect every domestic establishment that manufactured cigarettes, cigarette tobacco, roll-your-own tobacco or smokeless tobacco products once in a two-year cycle, beginning October 1, 2011; and

●

in April 2012, the FDA issued draft guidance on: (1) the reporting of harmful and potentially harmful constituents in tobacco products and tobacco smoke pursuant to Section 904(a)(3) of the FDA Tobacco Act, and (2) preparing and submitting applications for modified risk tobacco products pursuant to Section 911 of the FDA Tobacco Act.

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

In 2009, a “Center for Tobacco Products,” referred to as the CTP, was established within the FDA, funded through quarterly user fees that will be assessed against tobacco product manufacturers and importers based on market share. The total amount of user fees to be collected over the first ten years will be approximately $5.4 billion.

Within the CTP, a Tobacco Products Scientific Advisory Committee, referred to as the TPSAC, was established on March 22, 2010, to provide advice, information and recommendations with respect to the safety, dependence or health issues related to tobacco products. The TPSAC is scheduled to meet periodically to address matters brought to it by the Center as well as those required of it by the Act, including:

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

On February 25, 2011, RJR Tobacco, Lorillard, Inc. and Lorillard Tobacco Company jointly filed in the U.S. District Court for the District of Columbia a lawsuit, Lorillard, Inc. v. U.S. Food and Drug Administration, challenging the composition of the TPSAC. On July 21, 2014, the District Court granted, in part, the plaintiffs’ motion for summary judgment, ordering the FDA to reconstitute the TPSAC and barring the agency from relying on the March 2011 TPSAC report on menthol. For additional information concerning this case, see “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments — FDA Litigation” in note 11 to condensed consolidated financial statements (unaudited).

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

On April 14, 2015, RJR Tobacco, American Snuff Co., SFNTC and other tobacco companies jointly filed a lawsuit in the U.S. District Court for the District of Columbia, challenging the FDA’s March 4, 2015, “guidance” document regarding demonstrating substantial equivalence of a new tobacco product.  For additional information concerning this case, see “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments — FDA Litigation” in note 11 to condensed consolidated financial statements (unaudited).

It is likely that the FDA Tobacco Act could result in a decrease in cigarette and smokeless tobacco product sales in the United States, including sales of RJR Tobacco’s, American Snuff Co.’s and SFNTC’s brands, that, together with increased costs incurred by RAI’s operating companies arising from the FDA Tobacco Act, could have a material adverse effect on RAI’s financial condition, results of operations and cash flows.  RAI’s strategy of focusing on innovation to help transform the tobacco industry is dependent on its operating companies’ ability to introduce new products into the market.  For a manufacturer to launch a new product or modify an existing one after March 22, 2011, the FDA Tobacco Act requires a manufacturer to file one of three types of product applications (a new product application, a substantial equivalence application or a substantial equivalence exemption application) with the CTP, depending on the type and level of change being sought.  In all cases, however, the manufacturer may not market the new or modified product in the United States until the CTP issues a marketing order, allowing the product to be marketed.  Similarly, a manufacturer that introduced a new tobacco product or modified a tobacco product between February 15, 2007 and March 22, 2011, had to file a substantial equivalence report with the CTP, demonstrating either (1) that the new or modified product had the same characteristics as a product commercially available as of February 15, 2007, referred to as a predicate product, or (2) if the new or modified product had different characteristics than the predicate product, that it did not raise different questions of public health.  A product subject to such report is referred to as a provisional product. A manufacturer may continue to market a provisional product unless and until the CTP issues an order that the provisional product is not substantially equivalent, in which case the FDA could then require the manufacturer to remove the provisional product from the market.  While the FDA Tobacco Act has now been in effect six years and the review of substantial equivalence reports has been in progress for nearly five years, uncertainty remains as to the timing of the review and the requirements for clearance.  These uncertainties, in conjunction with the clearance requirement itself, could further adversely impact the  ability of RAI’s operating companies to innovate in the future which, in turn, could have an adverse impact on the results of operations, cash flows and financial position of RAI and its operating companies.

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

Other Contingencies

For information relating to other contingencies of RAI, RJR, RJR Tobacco, American Snuff Co. and SFNTC, see “— Other Contingencies” in note 11 to condensed consolidated financial statements (unaudited).

Off-Balance Sheet Arrangements

RAI has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial position, results of operations, liquidity, capital expenditures or capital resources.

Cautionary Information Regarding Forward-Looking Statements

Statements included in this report that are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, and RAI’s and its subsidiaries’ expectations, beliefs, intentions or future strategies that may be signified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. These statements regarding future events or the future performance or results of RAI and its subsidiaries inherently are subject to a variety of risks, contingencies and other uncertainties that could cause actual results, performance or achievements to differ materially from those described in or implied by the forward-looking statements. These risks, contingencies and other uncertainties include:

●

the information appearing under the caption “Risk Factors” included in RAI’s most recent annual report on Form 10-K and in any updates to the risk factors in any quarterly or other report RAI files subsequently to such annual report;

●	the substantial and increasing taxation and regulation of tobacco products, including the regulation of tobacco products by the FDA;
●

the effect of adverse governmental developments on RAI’s subsidiaries’ sales of products that contain menthol, including the possibility that the FDA will issue regulations prohibiting menthol, or restricting the use of menthol, in cigarettes;

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
●

the possibility that the Arbitration Panel’s Final Award with respect to certain of the states found to be non-diligent in connection with the 2003 NPM Adjustment will be vacated or otherwise modified;

●	the continuing decline in volume in the U.S. cigarette industry and RAI’s and its subsidiaries’ dependence on the U.S. cigarette industry and premium and super-premium brands;
●	concentration of a material amount of sales with a limited number of customers and potential loss of these customers;
●	competition from other manufacturers, including those resulting from industry consolidations or any new entrants in the marketplace;
●	increased promotional activities by competitors, including manufacturers of deep-discount cigarette brands;
●	the success or failure of new product innovations, including the digital vapor cigarette, VUSE;
●	the success or failure of acquisitions or dispositions, which RAI or its subsidiaries may engage in from time to time, including the Merger and the Divestiture;
●	the responsiveness of both the trade and consumers to new products, marketing strategies and promotional programs;
●	the reliance on outside suppliers to manage certain non-core business processes;
●	the reliance on a limited number of suppliers for certain raw materials;
●	the cost of tobacco leaf, and other raw materials and commodities used in products;
●	the passage of new federal or state legislation or regulations;
●	the effect of market conditions on interest rate risk, foreign currency exchange rate risk and the return on corporate cash, or adverse changes in liquidity in the financial markets;
●	the impairment of goodwill and other intangible assets, including trademarks;
●

the effect of market conditions on the performance of pension assets or any adverse effects of any new legislation or regulations changing pension and postretirement benefits accounting or required pension funding levels;

●	the substantial amount of RAI debt, including the additional debt incurred and assumed in connection with the Merger;
●	the possibility of decreases in the credit ratings assigned to RAI, and to the senior unsecured long-term debt of RAI;
●	the possibility of changes in RAI’s historical dividend policy;
●	the restrictive covenants imposed under RAI’s debt agreements;
●

the possibility of natural or man-made disasters or other disruptions, including disruptions in information technology systems or security breaches, that may adversely affect manufacturing or other operations and other facilities or data;

●	the loss of key personnel or difficulties recruiting and retaining qualified personnel;
●	the inability to adequately protect intellectual property rights;
●	the significant ownership interest in RAI of BAT and its subsidiaries, collectively RAI’s largest beneficial owner, and their rights under the governance agreement among the companies;
●	the potential consequences due to the expiration of the standstill provisions of the governance agreement, and the expiration of RAI’s shareholder rights plan, on July 30, 2014;
●	a termination of the governance agreement or certain of its provisions in accordance with its terms, including the limitations on B&W’s representation on the RAI board of directors and its committees;
●	the potential for increased competition between RAI and BAT and their respective subsidiaries due to the expiration of the non-competition agreement between RAI and BAT on July 30, 2014; and
●

additional risks, contingencies and uncertainties associated with the Merger and Divestiture that could result in an adverse effect on the results of operations, cash flows and financial position of RAI and its subsidiaries and/or the failure to realize any anticipated benefits of the Merger and Divestiture to RAI shareholders, including:

o	the effect of the Merger and Divestiture on the ability to maintain business relationships, and on operating results and businesses generally;

o	the reliance of RJR Tobacco on Imperial Sub to manufacture Newport on RJR Tobacco’s behalf for a period of time after the Merger and Divestiture;
o	RAI’s obligations to indemnify Imperial Sub for specified matters and to retain certain liabilities related to the transferred assets;
o	the failure to realize projected synergies and other benefits from the Merger and Divestiture; and
o	the incurrence of significant post-transaction related costs in connection with the Merger and Divestiture.

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

The table below provides information, as of June 30, 2015, about RAI’s financial instruments that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates for the years ending December 31:

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value(1)
Investments:
Variable-rate	$3,859	$11	$72	$—	$—	$—	$3,942	$3,942
Average interest rate	0.1%	0.5%	2.4%	—	—	—	0.1%	—
Fixed-rate	$203	$218	$54	$4	$—	$7	$486	$486
Average interest rate(2)	1.4%	1.4%	1.3%	1.1%	—	4.7%	1.5%	—
Debt:
Variable-rate(3)	$—	$—	$—	$—	$750	$—	$750	$888
Average interest rate	—	—	—	—	4.8%	—	4.8%	—
Fixed-rate	$450	$500	$1,200	$1,500	$—	$13,150	$16,800	$17,378
Average interest rate(2)	1.1%	3.5%	4.9%	3.2%	—	5.0%	4.6%	—

(1)	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted fair values.
(2)	Based upon coupon interest rates for fixed-rate instruments.
(3)	Fixed to floating rate swaps acquired in the Merger.

RAI’s exposure to foreign currency transactions was not material to its results of operations for the six months ended June 30, 2015, but may become material in future periods in relation to activity associated with RAI’s international operations. RAI currently has no hedges for its exposure to foreign currency.

Item 4. Controls and Procedures

(a)

RAI’s chief executive officer and chief financial officer have concluded that RAI’s disclosure controls and procedures were effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures.

(b)

There have been no changes in RAI’s internal controls over financial reporting that occurred during the first six months of 2015 that have materially affected, or are reasonably likely to materially affect, RAI’s internal controls over financial reporting.

PART II-Other Information

Item 1. Legal Proceedings

For a discussion of the litigation and legal proceedings pending against RJR Tobacco, Lorillard Tobacco, American Snuff Co. or their affiliates, including RAI or RJR, or indemnitees, including B&W, see note 11 to condensed consolidated financial statements (unaudited) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Litigation” included in Part I, Item 2.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

RAI conducts its business through its subsidiaries and is dependent on the earnings and cash flows of its subsidiaries to satisfy its obligations and other cash needs. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Financial Condition” in Part I, Item 2. RAI does not believe that the provisions of its Credit Agreement and notes (and the associated guarantees of the foregoing) will impair its payment of quarterly dividends.

Item 5. Other Information

(a)RAI reports here the following information pursuant to Items 1.01, 2.03 and 3.03 of Form 8-K in lieu of filing a Form 8-K reporting such information.

Pursuant to (1) the Eighth Supplemental Indenture, dated August 6, 2015, referred to as the Eighth Supplemental Indenture, among RAI, RJR Tobacco, RJR and The Bank of New York Mellon Trust Company, N.A., referred to as the Trustee, to the Lorillard Tobacco Indenture, and (2) a Guarantee Agreement, dated August 6, 2015, of RAI, referred to as the RAI Guarantee, on August 6, 2015, RAI fully and unconditionally guaranteed, effective as of June 30, 2015, the obligations of the principal obligor (RJR Tobacco) with respect to the following series of Lorillard Tobacco Notes:

Series of Lorillard Tobacco Notes	Current Outstanding Principal Amount (1)
2.300% notes due 2017	$53
3.500% notes due 2016	85
3.750% notes due 2023	26
6.875% notes due 2020	109
7.000% notes due 2041	10
8.125% notes due 2019	81
8.125% notes due 2040	13
Total:	$377

(1)

Represents the principal amount of each series of the Lorillard Tobacco Notes not tendered in the Exchange Offers. For more information related to the Exchange Offers, see note 10 to condensed consolidated financial statements (unaudited).

As a result of the Lorillard Tobacco Merger, RJR Tobacco became the new principal obligor with respect to the Lorillard Tobacco Notes, and RJR succeeded to Lorillard as the guarantor of the Lorillard Tobacco Notes. RJR remains a guarantor of the Lorillard Tobacco Notes following RAI’s guarantee of such notes.

The Trustee or its affiliates have engaged in, and may in the future engage in, commercial or investment banking, corporate trust or other commercial dealings in the ordinary course of business with RAI or its affiliates.  They have received, or may in the future receive, customary fees and commissions for these transactions.  Without limitation, the Trustee is the trustee under RAI’s indenture, and its affiliate is a lender under the Credit Agreement.  The RAI Guarantee and Eighth Supplemental Indenture are filed as Exhibit 4.11 and Exhibit 4.12, respectively, to this Quarterly Report and are incorporated herein by reference.  This summary of the provisions of each of the RAI Guarantee and Eighth Supplemental Indenture is qualified in its entirety by reference to the filed RAI Guarantee and Eighth Supplemental Indenture.

Item 6. Exhibits

Exhibit Number	Description
2.1

Amendment No. 1 to Asset Purchase Agreement, dated May 26, 2015, by and between Reynolds American Inc. and ITG Brands, LLC (formerly known as Lignum-2, L.L.C.) and Imperial Tobacco Group PLC (incorporated by reference to Exhibit 2.3 to Reynolds American Inc.’s Form 8-K dated May 28, 2015).

4.1

Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Lorillard, Inc.’s Form 8-K dated June 18, 2009).

4.2

First Supplemental Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to Lorillard, Inc.’s Form 8-K dated June 18, 2009).

4.3

Second Supplemental Indenture, dated April 12, 2010, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to Lorillard Inc.’s Form 8-K dated April 7, 2010).

4.4

Third Supplemental Indenture, dated August 4, 2011, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.2 to Lorillard Inc.’s Form 8-K dated August 1, 2011).

4.5

Fourth Supplemental Indenture, dated August 21, 2012, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.2 to Lorillard Inc.’s Form 8-K dated August 16, 2012).

4.6

Fifth Supplemental Indenture, dated May 20, 2013, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.2 to Lorillard Inc.’s Form 8-K dated May 15, 2013).

4.7

Sixth Supplemental Indenture, dated June 12, 2015, among R. J. Reynolds Tobacco Company, Lorillard Tobacco Company, LLC, R.J. Reynolds Tobacco Holdings, Inc., Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.7 to Reynolds American Inc.’s Form 8-K dated June 12, 2015).

4.8

Underwriting Agreement, dated June 9, 2015, by and among Reynolds American Inc., as issuer, Reynolds American Inc.’s subsidiaries that are guaranteeing the New Notes and Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, for themselves and as representatives of the several other underwriters named therein (incorporated by reference to Exhibit 1.1 to Reynolds American Inc.’s Form 8-K dated June 12, 2015).

4.9

Guarantee Agreement of R.J. Reynolds Tobacco Holdings, Inc., dated June 12, 2015, for the Senior Notes of Lorillard Tobacco Company, LLC (incorporated by reference to Exhibit 4.15 to Reynold American Inc.’s Form 8-K dated June 12, 2015).

4.10	Seventh Supplemental Indenture, dated June 25, 2015, to Indenture dated June 23, 2009 (incorporated by reference to Exhibit 4.1 to Reynolds American Inc.’s Form 8-K dated June 29, 2015).

Exhibit Number	Description
4.11

Guarantee Agreement of Reynolds American Inc., dated August 6, 2015, for the Senior Notes of R. J. Reynolds Tobacco Company (as successor obligor to Lorillard Tobacco Company, LLC (formerly known as Lorillard Tobacco Company)).

4.12	Eighth Supplemental Indenture, dated August 6, 2015, to Indenture dated June 23, 2009.

4.13

In accordance with Item 601(b)(4)(iii) of Regulation S-K, Reynolds American Inc. agrees to furnish to the SEC, upon request, a copy of each instrument that defines the rights of holders of such long-term debt not filed or incorporated by reference as an exhibit to this Quarterly Report on Form 10-Q.

10.1	Performance Share Agreement (one-year vesting), dated May 7, 2015, between Reynolds American Inc. and Susan M. Cameron.

10.2	Amendment No.1, entered into as of June 12, 2015, to the Reynolds American Inc. Executive Severance Plan (Amended and Restated Effective December 1, 2012).

10.3

Amendment No. 1 to Subscription and Support Agreement dated May 28, 2015, among British American Tobacco p.l.c., Reynolds American Inc. and for limited purposes Brown & Williamson Holding Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated May 28, 2015).

10.4*	Reciprocal Manufacturing Agreement, dated June 12, 2015, by and between R. J. Reynolds Tobacco Company and ITG Brands, LLC (f/k/a Lignum-2, LLC).

31.1	Certification of Chief Executive Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

31.2	Certification of Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

32.1**

Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

REYNOLDS AMERICAN INC. (Registrant)

Dated: August 6, 2015	/s/ Andrew D. Gilchrist
Andrew D. Gilchrist
Executive Vice President and Chief Financial Officer
(principal financial officer)