Form 10-Q
period 2015-09-30
REYNOLDS AMERICAN INC
filed 2015-10-27
CIK 1275283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 1,429,101,406 shares of common stock, par value $.0001 per share, as of October 5, 2015.

Part I — Financial Information

Item 1. Financial Statements

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions, Except Per Share Amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales(1)	$3,095	$2,169	$7,419	$6,089
Net sales, related party	66	71	202	248
Net sales	3,161	2,240	7,621	6,337
Costs and expenses:
Cost of products sold(1)	1,404	1,034	3,338	2,923
Selling, general and administrative expenses	453	391	1,415	1,168
Gain on Divestiture	(7)	—	(3,506)	—
Amortization expense	6	3	12	8
Asset impairment and exit charges	99	—	99	—
Operating income	1,206	812	6,263	2,238
Interest and debt expense	189	76	385	197
Interest income	(3)	(1)	(4)	(3)
Other (income) expense, net	5	(10)	8	(9)
Income from continuing operations before income taxes	1,015	747	5,874	2,053
Provision for income taxes	358	280	2,900	756
Income from continuing operations	657	467	2,974	1,297
Income from discontinued operations, net of tax	—	—	—	25
Net income	$657	$467	$2,974	$1,322
Basic income per share:
Income from continuing operations	$0.46	$0.44	$2.46	$1.21
Income from discontinued operations	$-	$-	$-	$0.03
Net income	$0.46	$0.44	$2.46	$1.24
Diluted income per share:
Income from continuing operations	$0.46	$0.44	$2.45	$1.21
Income from discontinued operations	$-	$-	$-	$0.02
Net income	$0.46	$0.44	$2.45	$1.23
Dividends declared per share	$0.360	$0.335	$1.030	$1.005

(1) Excludes excise taxes of $1,220 million and $962 million for the three months ended September 30, 2015 and 2014, respectively; and $3,047 million and $2,735 million for the nine months ended September 30, 2015 and 2014, respectively.

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Millions)

(Unaudited)

	For the Three Months Ended September 30,
	2015	2014
Net income	$657	$467
Other comprehensive income (loss), net of tax:
Retirement benefits, net of tax (benefit) expense (2015 — $(3); 2014 — $(3))	(6)	(6)
Unrealized gain (loss) on long-term investments, net of tax	(1)	—
Cumulative translation adjustment and other, net of tax (benefit) expense (2015 — $2; 2014 — $(9))	1	(21)
Comprehensive income	$651	$440

	For the Nine Months Ended September 30,
	2015	2014
Net income	$2,974	$1,322
Other comprehensive income (loss), net of tax:
Retirement benefits, net of tax (benefit) expense (2015 — $(19); 2014 — $(3))	(32)	(6)
Unrealized gain (loss) on long-term investments, net of tax expense (2014 — $1)	(1)	2
Amortization of realized loss on hedging instruments, net of tax	1	1
Cumulative translation adjustment and other, net of tax (benefit) expense (2015 — $(8); 2014 — $(10))	(16)	(23)
Comprehensive income	$2,926	$1,296

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from (used in) operating activities:
Net income	$2,974	$1,322
Income from discontinued operations, net of tax	—	(25)
Adjustments to reconcile to net cash flows from (used in) continuing operating activities:
Gain on Divestiture	(3,506)	—
Asset impairment and exit charges	99	—
Depreciation and amortization expense	91	78
Deferred income tax expense (benefit)	(565)	(2)
Pension and postretirement	(100)	(96)
Tobacco settlement	113	(24)
Other, net	425	(129)
Net cash flows from (used in) operating activities	(469)	1,124
Cash flows from (used in) investing activities:
Capital expenditures	(98)	(173)
Proceeds from settlement of short-term investments	217	—
Acquisition, net of cash acquired	(17,220)	—
Proceeds from Divestiture	7,056	—
Proceeds from termination of joint venture	—	35
Other, net	2	(37)
Net cash flows used in investing activities	(10,043)	(175)
Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,068)	(1,055)
Repurchase of common stock	(40)	(440)
Proceeds from BAT Share Purchase	4,673	—
Issuance of long-term debt	8,975	—
Debt issuance costs and financing fees	(68)	(51)
Principal borrowings under revolving credit facility	1,400	1,000
Repayments under revolving credit facility	(1,400)	(600)
Excess tax benefit on stock-based compensation plans	16	11
Net cash flows from (used in) financing activities	12,488	(1,135)
Effect of exchange rate changes on cash and cash equivalents	(22)	(25)
Net change in cash and cash equivalents	1,954	(211)
Cash and cash equivalents at beginning of period	966	1,500
Cash and cash equivalents at end of period	$2,920	$1,289
Income taxes paid, net of refunds	$3,215	$751
Interest paid	$243	$158
Fair value of equity consideration issued in the Merger	$7,555	$—

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,920	$966
Short-term investments	265	—
Accounts receivable	62	116
Accounts receivable, related party	45	41
Other receivables	28	12
Inventories	1,596	1,281
Deferred income taxes, net	1,051	703
Other current assets	456	204
Total current assets	6,423	3,323
Property, plant and equipment, net of accumulated depreciation (2015 — $1,631; 2014 — $1,627)	1,218	1,203
Trademarks and other intangible assets, net of accumulated amortization	29,473	2,421
Goodwill	16,223	8,016
Other assets and deferred charges	437	233
	$53,774	$15,196
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$144	$142
Tobacco settlement accruals	2,687	1,819
Due to related party	4	1
Deferred revenue, related party	9	32
Current maturities of long-term debt	958	450
Dividends payable on common stock	515	356
Other current liabilities	1,361	744
Total current liabilities	5,678	3,544
Long-term debt (less current maturities)	16,972	4,633
Deferred income taxes, net	10,224	383
Long-term retirement benefits (less current portion)	2,212	1,997
Other noncurrent liabilities	211	117
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2015 — 1,429,101,406; 2014 — 1,062,567,026)	—	—
Paid-in capital	18,464	6,200
Retained earnings (accumulated deficit)	425	(1,314)
Accumulated other comprehensive loss	(412)	(364)
Total shareholders’ equity	18,477	4,522
	$53,774	$15,196

See Notes to Condensed Consolidated Financial Statements (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 — Business and Summary of Significant Accounting Policies

Overview

The condensed consolidated financial statements (unaudited) include the accounts of Reynolds American Inc., referred to as RAI, and its wholly owned subsidiaries. RAI’s wholly owned operating subsidiaries include R. J. Reynolds Tobacco Company; Santa Fe Natural Tobacco Company, Inc., referred to as SFNTC; American Snuff Company, LLC, referred to as American Snuff Co.; R. J. Reynolds Vapor Company, referred to as RJR Vapor; Niconovum USA, Inc.; Niconovum AB; SFR Tobacco International GmbH, referred to as SFRTI, and various foreign subsidiaries affiliated with SFRTI.

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

On June 12, 2015, RAI acquired Lorillard, Inc., n/k/a Lorillard, LLC, referred to as Lorillard, in a cash and stock transaction, referred to as the Merger, pursuant to which a wholly owned subsidiary of RAI, referred to as Merger Sub, merged with and into Lorillard, with Lorillard surviving as a wholly owned subsidiary of RAI, all in accordance with an agreement and plan of merger, dated July 15, 2014, among RAI, Merger Sub and Lorillard, referred to as the Merger Agreement.

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

RAI’s reportable operating segments are RJR Tobacco, Santa Fe and American Snuff. The RJR Tobacco segment consists principally of the primary operations of R. J. Reynolds Tobacco Company. The Santa Fe segment consists of the domestic operations of SFNTC. The American Snuff segment consists of the primary operations of American Snuff Co. Included in All Other, among other RAI subsidiaries, are RJR Vapor, Niconovum USA, Inc., Niconovum AB, SFRTI and various foreign subsidiaries affiliated with SFRTI. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.

RAI’s operating subsidiaries primarily conduct their businesses in the United States.

Basis of Presentation

The accompanying interim condensed consolidated financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as GAAP, for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

results for the periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All material intercompany balances have been eliminated. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim period ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The condensed consolidated financial statements (unaudited) should be read in conjunction with the consolidated financial statements and related footnotes, which appear in RAI’s Annual Report on Form 10-K for the year ended December 31, 2014. Certain reclassifications were made to conform prior years’ financial statements to the current presentation. Certain amounts presented in note 13 are rounded in the aggregate and may not sum from the individually presented components. All dollar amounts, other than per share amounts, are presented in millions, except for amounts set forth in note 13 and as otherwise noted.

Stock Split

On July 27, 2015, RAI’s board of directors approved a two-for-one stock split of RAI’s common stock, in the form of a special 100 percent stock dividend, which was issued on August 31, 2015, to shareholders of record on August 17, 2015.  Shareholders of record received one additional share of RAI common stock for each share owned. All current and prior period share and per share amounts have been adjusted to reflect this stock split, unless otherwise noted.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
State Settlement Agreements	$755	$524	$1,720	$1,436
FDA user fees	52	32	125	99
Federal tobacco quota buyout	—	52	—	158

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

approximately $5 million of additional credits, attributable to Lorillard Tobacco, which will be applied against annual payments over the next three years.

As a result of meeting the performance requirements associated with the Term Sheet, RJR Tobacco and Santa Fe, collectively, recognized credits of $76 million and $82 million for the three months ended September 30, 2015 and 2014, respectively, and $211 million and $236 million for the nine months ended September 30, 2015 and 2014, respectively. RJR Tobacco expects to recognize additional credits through 2017, and Santa Fe expects to recognize additional credits through 2016.

On September 11, 2013, the Arbitration Panel ruled six states had not diligently enforced their qualifying statutes in 2003 related to the NPM Adjustment.  Based on the status of the various challenges filed by the non-diligent states to certain rulings of the Arbitration Panel related to the 2003 NPM Adjustment claim, as of September 30, 2015, two of the non-diligent states are no longer challenging the findings of non-diligence entered against them by the Arbitration Panel.  As a result, a certain portion of the NPM Adjustment claim for 2003 from these two states is now certain and can be estimated. Consequently, RJR Tobacco and Santa Fe, collectively, recognized $70 million as a reduction of cost of products sold for the nine months ended September 30, 2015.

For additional information related to the NPM Adjustment settlement and the 2003 NPM Adjustment claim, see “—Litigation Affecting the Cigarette Industry —State Settlement Agreements—Enforcement and Validity; Adjustments” in note 13.

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

The components of the pension benefits and the postretirement benefits are set forth below:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
			Postretirement				Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$7	$5	$1	$—	$20	$16	$2	$1
Interest cost	72	67	13	13	203	200	37	40
Expected return on plan assets	(98)	(90)	(3)	(3)	(276)	(271)	(9)	(9)
Amortization of prior service cost (credit)	1	—	(10)	(10)	2	2	(31)	(31)
Total benefit cost (credit)	$(18)	$(18)	$1	$—	$(51)	$(53)	$(1)	$1

RAI disclosed in its financial statements for the year ended December 31, 2014, that it expected to contribute $109 million to its pension plans in 2015.  As of September 30, 2015, RAI expects to contribute approximately $11 million to its pension plans in 2015, of which $9 million was contributed during the first nine months of 2015.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Note 2 — Merger, Divestiture and BAT Share Purchase

Merger

On June 12, 2015, the Merger was completed, with Merger Sub merging with and into Lorillard and Lorillard surviving as a wholly owned subsidiary of RAI.  Pursuant to the Merger Agreement, each share of Lorillard common stock (other than treasury shares held by Lorillard and any shares of Lorillard common stock owned by any Lorillard subsidiary, RAI or Merger Sub) was converted into the right to receive (1) 0.2909 of a share of RAI common stock, prior to giving effect to the stock split, plus (2) $50.50 in cash (the foregoing collectively referred to as the Merger Consideration).  RAI issued 104,706,847 shares of RAI common stock at a price of $72.15 per share, prior to giving effect to the stock split, to Lorillard shareholders in the Merger.  After giving effect to the stock split, RAI issued 209,413,694 shares of RAI common stock to Lorillard shareholders in the Merger.

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

Purchase Price

Fair value of RAI common stock issued	$7,555
Cash paid to Lorillard shareholders at $50.50 per share	18,205
Cash paid for Lorillard stock options and stock appreciation rights	73
Purchase price	$25,833

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Preliminary Allocation of Purchase Price

	Preliminary June 12, 2015	Measurement Period Adjustments	Preliminary Adjusted June 12, 2015
Assets
Cash and cash equivalents	$1,059	$(1)	$1,058
Short-term investments	347	—	347
Accounts and other receivables	45	—	45
Inventories	583	(7)	576
Income taxes receivable	114	5	119
Other current assets	1,361	(5)	1,356
Property, plant and equipment	94	—	94
Trademarks and other intangible assets	26,242	1,201	27,443
Goodwill	10,852	(768)	10,084
Other assets and deferred charges	210	(3)	207

Liabilities
Tobacco settlement accruals	753	2	755
Other current liabilities	507	4	511
Long-term debt (less current maturities)	3,951	(56)	3,895
Deferred income taxes, net	9,536	471	10,007
Long-term retirement benefits (less current portion)	263	1	264
Other noncurrent liabilities	64	—	64
Preliminary allocation of purchase price	$25,833	$—	$25,833

The allocation of the purchase price reflected in the accompanying financial statements is preliminary and based upon estimates and assumptions that are subject to change within the measurement period (up to one year from the closing date of the Merger pursuant to ASC 805).  The measurement period remains open pending the completion of valuation procedures related to acquired assets and assumed liabilities.  Goodwill generated from the acquisition is primarily attributable to the establishment of deferred tax liabilities associated with the trademarks acquired and the expected synergies from future growth, and is allocated to the reporting unit that is expected to benefit from these synergies.  The $10,084 million allocated to goodwill represents the excess of the preliminary allocation of the purchase price over the fair value of assets acquired and liabilities assumed, which amount has been allocated to the RJR Tobacco segment, and will be non-deductible for tax purposes.

During the third quarter of 2015, RAI continued to finalize its purchase price allocation and obtained new fair value information related to the assets acquired and liabilities assumed, including the fair value of the trademarks and other intangible assets. The preliminary allocation of the purchase price is based on facts and circumstances that existed at June 12, 2015, and, if known, would have affected the amounts recognized at that date. In accordance with ASC 805, measurement period adjustments are not included in current earnings, but recognized with a corresponding adjustment to goodwill. As a result, RAI adjusted the preliminary allocation of the purchase price initially recorded at June 12, 2015, to reflect these measurement period adjustments. While significant progress was made during the third quarter, this allocation is still preliminary and subject to change. The areas of the purchase price that are not yet finalized are primarily related to intangibles, long-term retirement benefits, property, plant and equipment and the fair value of the net assets and liabilities acquired and subsequently divested. Accordingly, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at June 12, 2015. The final valuation is expected to be completed by year end 2015.

The results of operations of the acquired Lorillard brands are included in RAI’s condensed consolidated statements of income (unaudited) from the date of acquisition and include $1,251 million and $1,448 million of total net sales for the three and nine months ended September 30, 2015, respectively, and are included in the RJR Tobacco segment’s financial results.  Upon the effective date of the acquisition, the acquired Lorillard brands were integrated into the RJR Tobacco segment.  RAI does not maintain discrete financial information on a brand basis in order to determine the impact to net income for the periods presented.  In addition, as a result of the acquisition, $9 billion of debt was issued and approximately $3.9 billion of Lorillard Tobacco debt was assumed (at fair value).  The interest expense related to the acquisition was approximately $129 million and $156 million for the three and nine months ended September 30, 2015, respectively.

Divestiture

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

Purchase price	$7,056
Net assets and liabilities divested	(1,701)
Goodwill associated with divested RJR Tobacco brands	(1,849)
Gain on Divestiture	$3,506

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

On June 12, 2015, concurrently with the completion of the Merger and Divestiture and pursuant to the Subscription Agreement, BAT indirectly (through a wholly owned subsidiary) purchased 77,680,259 shares of RAI common stock, prior to giving effect to the stock split, for approximately $4.7 billion, which was sufficient for BAT and its subsidiaries collectively to maintain their approximately 42% beneficial ownership in RAI.  Upon completion of the transactions on June 12, 2015, BAT and its subsidiaries collectively owned 301,014,278 shares, prior to giving effect to the stock split, or approximately 42%, of RAI’s outstanding common stock. After giving effect to the stock split, BAT indirectly purchased 155,360,518 shares of RAI common stock, and BAT and its subsidiaries collectively own 602,028,556 shares of RAI common stock.

RAI financed the cash portion of the Merger Consideration and related fees and expenses with (1) the net proceeds from a public offering of $9 billion aggregate principal amount of newly issued RAI senior notes, (2) the proceeds from the Divestiture, (3) the proceeds from the BAT Share Purchase and (4) available cash. Transaction related costs of $54 million, for the nine months ended September 30, 2015, were expensed as incurred and included in selling, general and administrative expenses in RAI’s condensed consolidated statements of income (unaudited).

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

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2014	2015	2014
Net sales	$2,975	$9,025	$8,414
Net income	615	1,815	1,680
Net income per share:
Basic income per share:
Net income	$0.43	$1.27	$1.17
Diluted income per share:
Net income	$0.43	$1.27	$1.17

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 3 — Proposed Transaction

On September 29, 2015, RAI announced that through various subsidiaries, referred to as the Sellers, the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with the international companies that distribute and market the brand outside the United States will be sold to JT International Holding BV, referred to as JTI Holding, a subsidiary of Japan Tobacco Inc., referred to as JTI.  The all-cash transaction with a value of approximately $5 billion, referred to as the Proposed Transaction, is subject to customary closing conditions and regulatory approvals.

The purchase agreement between the Sellers and JTI Holding, referred to the Purchase Agreement, contains customary representations, warranties and covenants made by the Sellers and JTI Holding, and, for certain provisions, RAI and JTI, and contains indemnification provisions, subject to customary limitations, with respect to these and other matters, including potential litigation relation to specified claims.  The Purchase Agreement also contains a guarantee of Sellers’ obligations by RAI, and a guarantee of JTI Holding’s obligations by JTI.  Further, in the Purchase Agreement, RAI has agreed not to compete with JTI in the business of producing, selling, distributing and developing natural, organic and additive-free combustible tobacco cigarettes and roll your own or make your own tobacco products outside of the United States, and JTI has agreed not to compete with RAI’s conduct of such business in the United States, in each case, for five years following the closing of the Proposed Transaction.

The Proposed Transaction does not include the rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks in the U.S. market, U.S. duty-free locations, and U.S. territories or in U.S. military outlets, all of which will be retained by SFNTC.  The Proposed Transaction is expected to be completed by early 2016.

In accordance with accounting guidance, the assets and liabilities of the disposal group were reclassified, respectively, as assets held for sale, which are included in other current assets, and liabilities held for sale, which are included in other current liabilities, in the condensed consolidated balance sheet (unaudited) at September 30, 2015.  For further information related to goodwill and other intangible assets reclassified as held for sale, see note 5.

Note 4 — Fair Value

Fair Value of Financial Assets and Liabilities

Financial assets carried at fair value were as follows:

	September 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$2,791	$—	$—	$2,791	$883	$—	$—	$883
Short-term investments:
Corporate debt securities	—	154	—	154	—	—	—	—
U.S. Governmental agency obligations	—	74	—	74	—	—	—	—
Commercial paper	—	11	—	11	—	—	—	—
International governmental obligations	—	26	—	26	—	—	—	—
Other assets and deferred charges:
Corporate debt securities	—	67	—	67	—	—	—	—
U.S. Governmental agency obligations	—	10	—	10	—	—	—	—
Auction rate securities	—	—	78	78	—	—	79	79
Mortgage-backed security	—	—	11	11	—	—	12	12
Marketable equity security	2	—	—	2	2	—	—	2
Interest rate swaps	—	66	—	66	—	—	—	—

There were no transfers between the levels for the nine months ended September 30, 2015, or in the year ended December 31, 2014.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

RAI’s short-term and long-term investments include corporate debt securities, U.S. Government agency obligations, commercial paper and international government obligations, which were acquired as part of the Merger. The fair value of these investments, classified as Level 2, utilized quoted prices for identical assets in less active markets or quoted prices for similar assets in active markets. The fair value of the interest rate swaps, classified as Level 2, utilized a market approach model using the notional amount of the interest rate swaps and observable inputs of time to maturity and market interest rates.

For the investments that were acquired as part of the Merger, the difference between the amortized cost basis and the fair value of major security types was not material as of September 30, 2015.  There was no other than temporary impairment recognized in accumulated other comprehensive loss for the three and nine months ended September 30, 2015.  The unrealized gains and losses, net of tax, were included in accumulated other comprehensive loss in RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2015.  Short-term investments as of September 30, 2015, mature within one year.  Long-term investments as of September 30, 2015, mature within one to three years.

RAI has investments in auction rate securities linked to corporate credit risk, investments in auction rate securities related to financial insurance companies, an investment in a mortgage-backed security and an investment in a marketable equity security. The unrealized gains and losses, net of tax, were included in accumulated other comprehensive loss in RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2015, and consolidated balance sheet as of December 31, 2014. The funds associated with the auction rate securities will not be accessible until a successful auction occurs or a buyer is found.

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

RAI determined the change in the fair value of the investment in a marketable equity security using quoted market prices as of September 30, 2015.

Financial assets classified as Level 3 investments were as follows:

	September 30, 2015			December 31, 2014
	Cost	Gross Unrealized Loss (1)	Estimated Fair Value	Cost	Gross Unrealized Loss(1)	Estimated Fair Value
Auction rate securities	$99	$(21)	$78	$99	$(20)	$79
Mortgage-backed security	16	(5)	11	18	(6)	12
	$115	$(26)	$89	$117	$(26)	$91

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(1)

Unrealized losses, net of tax, are reported in accumulated other comprehensive loss in RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2015, and consolidated balance sheet as of December 31, 2014.

The changes in the Level 3 investments during the nine months ended September 30, 2015, were as follows:

	Auction Rate Securities
	Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value
Balance as of January 1, 2015	$99	$(20)	$79
Unrealized loss	—	(1)	(1)
Balance as of September 30, 2015	$99	$(21)	$78

	Mortgage-Backed Security
	Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value
Balance as of January 1, 2015	$18	$(6)	$12
Redemptions	(2)	1	(1)
Balance as of September 30, 2015	$16	$(5)	$11

Fair Value of Debt

The estimated fair value of RAI’s outstanding debt, in the aggregate, was $18.8 billion and $5.4 billion, with an effective average annual interest rate of approximately 4.5% as of September 30, 2015 and December 31, 2014, respectively. The fair values are based on available market quotes, credit spreads and discounted cash flows, as appropriate.

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

In September 2013, RAI called for the redemption of, among other RAI notes, the $775 million outstanding principal amount of 7.625% notes due in 2016. Approximately $450 million of this outstanding principal amount was included in the interest rate swap agreements described above. As a result of this action and the maturity of debt in June 2012, RAI had $700 million of previously swapped outstanding fixed rate debt with an effective rate of interest of approximately 3.8%, as of September 30, 2015, and December 31, 2014.

In May 2012, RAI entered into forward starting interest rate contracts with an aggregate notional amount of $1 billion. RAI designated those derivatives as cash flow hedges of a future debt issuance, and they were determined to be highly effective at inception. The forward starting interest rate contracts mitigated RAI’s exposure to changes in the benchmark interest rate from the date of inception until the date of the forecasted transaction. On October 31, 2012, RAI completed the sale of $2.55 billion in aggregate principal amount of senior notes, consisting of $450 million of 1.05% senior notes due October 30, 2015, $1.1 billion of 3.25% senior notes due November 1, 2022, and $1 billion of 4.75% senior notes due November 1, 2042. The forward starting interest rate contracts were terminated, and $23 million in associated losses were settled with cash payments to the counterparties. The effective portion of the losses are recorded in accumulated other comprehensive loss in RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2015, and consolidated balance sheet as of December 31, 2014, and will be amortized over the life of the related debt.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The amortization of derivative instruments impacted the condensed consolidated statements of income (unaudited) as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Interest and debt expense	$(4)	$(3)	$(12)	$(11)

On June 12, 2015, RJR Tobacco assumed the fixed to floating interest rate swap agreements that Lorillard Tobacco held on its 8.125% notes due in 2019.  Under the agreement, RJR Tobacco receives interest based on a fixed rate of 8.125% and pays interest based on a floating one-month LIBOR rate plus a spread of 4.625%.  The variable rate was 4.820% as of September 30, 2015.  The agreements expire in June 2019.  The interest rate swap agreements qualify for hedge accounting and were designated as fair value hedges at the date of the Merger.  Under the swap agreements, RJR Tobacco receives a fixed rate settlement and pays a variable rate settlement with the difference recorded in interest expense. The difference reduced interest expense by $6 million and $7 million for the three and nine months ended September 30, 2015, respectively. As of September 30, 2015, the fair value hedges were highly effective, with an immaterial gain representing the ineffective portion, which was recorded in other (income) expense, net in the condensed consolidated statements of income (unaudited) for the three and nine months ended September 30, 2015. See note 12 for additional information relating to fair value hedges.

Note 5 — Intangible Assets

The changes in the carrying amounts of goodwill by segment were as follows:

	RJR Tobacco	Santa Fe	American Snuff	All Other	Consolidated
Goodwill	$9,065	$197	$2,501	$44	$11,807
Accumulated impairment charges	(3,763)	—	(28)	—	(3,791)
Net goodwill balance as of December 31, 2014	5,302	197	2,473	44	$8,016
2015 Activity
Merger goodwill	10,084	—	—	—	10,084
Divested goodwill	(1,849)	—	—	—	(1,849)
Foreign currency translation	—	—	—	(1)	(1)
Reclassified to assets held for sale	—	—	—	(27)	(27)
	8,235	—	—	(28)	8,207
Net goodwill balance as of September 30, 2015	$13,537	$197	$2,473	$16	$16,223

The carrying amounts and changes therein of trademarks and other intangible assets by segment were as follows:

	RJR Tobacco		Santa Fe	American Snuff	All Other	Consolidated
	Trademarks	Other	Trademarks	Trademarks	Other	Trademarks	Other
Indefinite-lived:
Balance as of December 31, 2014	$977	$99	$155	$1,136	$4	$2,268	$103
Trademarks acquired in Merger	27,193	—	—	—	—	27,193	—
Trademarks divested	(344)	—	—	—	—	(344)	—
Other intangibles divested	—	(12)	—	—	—	—	(12)
Reclassified to assets held for sale	—	—	(19)	—	(4)	(19)	(4)
	26,849	(12)	(19)	—	(4)	26,830	(16)
Balance as of September 30, 2015	$27,826	$87	$136	$1,136	$—	$29,098	$87
Finite-lived:
Balance as of December 31, 2014	$12	$31	$—	$7	$—	$19	$31
Trademarks acquired in Merger	10	—	—	—	—	10	—
Customer list acquired in Merger	—	240	—	—	—	—	240
Amortization	(4)	(7)	—	(1)	—	(5)	(7)
	6	233	—	(1)	—	5	233
Balance as of September 30, 2015	$18	$264	$—	$6	$—	$24	$264

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Acquisition-related intangible assets include finite-lived trademarks and acquired customer relationships, which are being amortized using the straight-line method over their estimated useful lives, of 5 and 20 years, respectively. In addition, the acquisition-related intangible assets include an indefinite-lived trademark, which is not amortized. Acquisition-related intangible assets are included in the RJR Tobacco segment.  Amortization for the three and nine months ended September 30, 2015, was $3 million and $4 million, respectively.

As part of the Divestiture, RJR Tobacco divested to Imperial Sub the rights to sell WINSTON and SALEM in U.S. overseas military and U.S. duty-free markets.

On September 29, 2015, RAI announced the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with the international companies that distribute and market the brand outside the United States will be sold to JTI Holding.  In accordance with accounting guidance, the intangible assets of the disposal group were reclassified as assets held for sale, which are included in other current assets, in the condensed consolidated balance sheet (unaudited) at September 30, 2015.  For further information related to the Proposed Transaction, see note 3.

Details of finite-lived intangible assets were as follows:

	September 30, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$240	$(3)	$237	$—	$—	$—
Contract manufacturing agreements	151	(138)	13	151	(135)	16
Trademarks	124	(100)	24	114	(95)	19
Other intangibles	15	(1)	14	15	—	15
	$530	$(242)	$288	$280	$(230)	$50

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Year	Amount
Remainder of 2015	$6
2016	23
2017	23
2018	22
2019	16
Thereafter	198
$288

Note 6 — Asset Impairment and Exit Charges

On September 30, 2015, RAI announced that certain of its operating companies are consolidating manufacturing operations for the VUSE Digital Vapor Cigarette, which will generate manufacturing and cost efficiencies.  In addition to in-house production at RJR Tobacco’s manufacturing facility in Tobaccoville, North Carolina, certain production of VUSE cartridges was previously performed for RJR Vapor at a contractor’s facility in Kansas.  Effective September 30, 2015, all production of VUSE will occur at the Tobaccoville facility, pursuant to a services agreement between RJR Tobacco and RJR Vapor.  As a result of this consolidation, pre-tax asset impairment and exit charges of $99 million, consisting primarily of equipment, were recorded in the condensed consolidated statements of income (unaudited) in the third quarter of 2015, and were allocated to the All Other segment.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 7 — Restructuring

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

As of September 30, 2015, $137 million had been utilized to date. Accordingly, in the condensed consolidated balance sheet (unaudited) as of September 30, 2015, $11 million was included in other current liabilities and $1 million was included in other noncurrent liabilities.

The changes in the restructuring liability were as follows:

Employee Severance and Benefits
Balance as of December 31, 2013	$57
Utilized in 2014	(17)
Balance as of December 31, 2014	40
Utilized in 2015	(28)
Balance as of September 30, 2015	$12

Note 8 — Income Per Share

The components of the calculation of income per share were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Income from continuing operations	$657	$467	$2,974	$1,297
Income from discontinued operations	—	—	—	25
Net income	$657	$467	$2,974	$1,322
Basic weighted average shares, in thousands	1,429,101	1,062,568	1,209,503	1,067,572
Effect of dilutive potential shares:
Restricted stock units	3,347	3,266	3,430	3,470
Diluted weighted average shares, in thousands	1,432,448	1,065,834	1,212,933	1,071,042

Note 9 — Inventories

The major components of inventories were as follows:

	September 30, 2015	December 31, 2014
Leaf tobacco	$1,325	$1,125
Other raw materials	114	90
Work in process	83	72
Finished products	217	171
Other	22	27
Total	1,761	1,485
LIFO allowance	(165)	(204)
	$1,596	$1,281

RJR Tobacco performs its annual LIFO inventory valuation at December 31. Interim periods represent an estimate of the expected annual valuation.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 10 — Income Taxes

The provision for income taxes from continuing operations was as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Provision for income taxes from continuing operations	$358	$280	$2,900	$756
Effective tax rate	35.3%	37.5%	49.4%	36.8%

The effective tax rate for the three months ended September 30, 2015, as compared with the same prior-year period, was favorably impacted by a decrease in tax attributable to the domestic manufacturing deduction and a reduction in state income taxes.

The effective tax rate for the nine months ended September 30, 2015, as compared with the same prior-year period, was unfavorably impacted by an increase in tax attributable to nondeductible acquisition costs, nondeductible goodwill in the amount of $1,849 million associated with the Divestiture and an increase in uncertain tax positions, offset partially by a decrease in tax attributable to the release of a valuation allowance in the amount of $37 million and a reduction in state income taxes.

The effective tax rate for each period differed from the federal statutory rate of 35% due to the domestic manufacturing deduction of the American Jobs Creation Act of 2004, state income taxes and certain nondeductible items.

The audit of the 2010 and 2011 tax years by the Internal Revenue Service was closed on February 27, 2014. A tax benefit of $25 million attributable to a decrease in uncertain tax positions was recorded in discontinued operations for the nine months ended September 30, 2014.

Note 11 — Borrowing Arrangements

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

The Credit Agreement contains two financial covenants – a consolidated leverage ratio covenant and a consolidated interest coverage ratio covenant.  Under the Credit Agreement, the consolidated leverage ratio may not exceed:

•	3.00 to 1.00 as of the last day of any period of four consecutive fiscal quarters, referred to as a Reference Period, ending prior to the closing of the Merger;

•	4.50 to 1.00 for the Reference Periods ending on the last day of the fiscal quarter in which the Merger closed and on the last day of the next two succeeding fiscal quarters;

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

•	4.25 to 1.00 for the Reference Periods ending on the last day of the next three succeeding quarters;

•	3.75 to 1.00 for the Reference Periods ending on the last day of the next three succeeding quarters; and

•	3.50 to 1.00 thereafter.

The Credit Agreement provides that the consolidated interest coverage ratio for any Reference Period ending on the last day of a fiscal quarter may not be less than 4.00 to 1.00.

The original maturity date of the Credit Agreement was December 18, 2019.  Pursuant to the maturity date extension provision of the Credit Agreement, the requisite lenders agreed, in October 2015 and upon RAI’s request, to extend the maturity date of the Credit Agreement by 12 months, to December 18, 2020. In connection with such extension, (1) a portion ($35 million) of one lender’s commitment under the Credit Agreement was reduced, and reallocated among certain other lenders party to the Credit Agreement, and (2) the aggregate letter of credit commitments under the Credit Agreement were reduced from $200 million to $100 million.  Subject to the terms and conditions stated therein, the maturity date of the Credit Agreement may be extended further, upon the request of RAI and with the consent of the requisite lenders, an additional 12 months to December 18, 2021.  The Credit Agreement contains customary events of default, including upon a change in control (as defined therein), which could result in the acceleration of all amounts and cancellation of all commitments outstanding under the Credit Agreement.

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

Certain of RAI’s subsidiaries, including its Material Subsidiaries, have guaranteed, on an unsecured basis, RAI’s obligations under the Credit Agreement.  Under the Credit Agreement, any new Material Subsidiary of RAI must be added as a guarantor of the Credit Agreement.  On August 31, 2015, Lorillard Licensing Company LLC (which became an indirect wholly owned subsidiary of RAI as a result of the Merger), referred to as Lorillard Licensing, entered into a Joinder Agreement to the Subsidiary Guarantee for the purpose of adding Lorillard Licensing as a guarantor under the Credit Agreement.

In the first nine months of 2015, RAI borrowed and repaid $1.4 billion under the Credit Agreement at an average interest rate of 1.37%. As of September 30, 2015, there were no outstanding borrowings and $8 million of letters of credit outstanding under the Credit Agreement.

Bridge Facility

In September 2014, RAI entered into a bridge credit agreement, referred to as the Bridge Facility, with a syndicate of lenders, providing for a 364-day senior unsecured term loan in the aggregate principal amount of up to $9 billion.  The Bridge Facility was available for the purpose of financing a portion of the Merger Consideration.  As described below in note 12, RAI issued notes, in lieu of borrowing any funds under the Bridge Facility, to finance part of the cash portion of the Merger Consideration.  By its terms, the Bridge Facility terminated on June 12, 2015. All associated fees were fully amortized by June 30, 2015.  Amortization and fees related

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

to the Bridge Facility were $48 million for the nine months ended September 30, 2015, and were included in interest and debt expense.

Note 12 — Long-Term Debt

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

The New Notes are unsecured, and are fully and unconditionally guaranteed on a senior unsecured basis by certain of RAI’s subsidiaries, including its material domestic subsidiaries, which are the same guarantors that guarantee its other outstanding senior notes and its Credit Agreement. The indenture, referred to as the 2006 indenture, under which RAI’s outstanding notes, including the New Notes, were issued requires that a new guarantor of the Credit Agreement be added as a guarantor of the 2006 indenture and the debt securities issued thereunder.  As a result, effective September 2, 2015, Lorillard Licensing entered into a supplemental indenture to the 2006 indenture for the purpose of adding Lorillard Licensing as a guarantor of the 2006 indenture and the debt securities issued thereunder.  Any guarantor that is released from its guarantee under the Credit Agreement, or any replacement or refinancing thereof, also will be released automatically from its guarantee of the New Notes and RAI’s other outstanding notes. RAI may redeem the New Notes in whole or in part at any time at the applicable redemption price. If RAI experiences specific kinds of changes of control, accompanied by a certain credit ratings downgrade of any series of New Notes, RAI must offer to repurchase such series.

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

Exchange Offers and Consent Solicitations

On June 11, 2015, RAI commenced (1) private offers to exchange, referred to as the Exchange Offers, any and all (to the extent held by eligible holders) of the Lorillard Tobacco Notes for a series of new RAI senior notes, referred to as the Exchange Notes, having the same interest payment and maturity dates and interest rate provisions as the corresponding series of Lorillard Tobacco Notes, and (2) related consent solicitations, referred to as the Consent Solicitations, of the eligible holders of each series of Lorillard Tobacco Notes to amend the Lorillard Tobacco Indenture, with such amendments referred to as the Indenture Amendments.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

RJR Tobacco remains the principal obligor of the Lorillard Tobacco Notes that were not tendered in the Exchange Offers, and currently RAI and RJR are the guarantors of such notes.  The Exchange Notes are the principal obligations of RAI and are guaranteed by the same guarantors as RAI’s other outstanding senior notes, including the New Notes.  Unlike RAI’s outstanding senior notes, including the New Notes and Exchange Notes, the Lorillard Tobacco Notes (with a limited exception for the 3.75% Lorillard Tobacco Notes due 2023) are not redeemable at the option of the issuer prior to maturity.  The Exchange Notes were issued in a private offering exempt from, or not subject to, the registration requirements of the federal securities laws.  RAI entered into a registration rights agreement, however, upon the settlement of the Exchange Offers, pursuant to which RAI has agreed, among other things, to offer to exchange the Exchange Notes for materially identical notes registered under the Securities Act of 1933.  If such registered exchange offer is not completed by February 10, 2016, then additional interest will accrue on the Exchange Notes until the registered exchange offer is completed.

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

RAI and RJR Tobacco Total Long-Term Debt

RAI’s long-term debt, net of discounts and including adjustments associated with interest rate swaps of $42 million and $48 million as of September 30, 2015, and December 31, 2014, respectively, and adjustments to fair value of $338 million as of September 30, 2015, is below. RJR Tobacco’s long-term debt, including adjustments associated with interest rate swaps of $1 million and adjustments to fair value of $38 million as of September 30, 2015, is below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	September 30, 2015	December 31, 2014
RAI
2.300% notes due 2017	$450	$—
2.300% notes due 2018	1,250	—
3.250% notes due 2020	1,250	—
3.250% notes due 2022	1,099	1,099
3.750% notes due 2023	461	—
4.000% notes due 2022	999	—
4.450% notes due 2025	2,493	—
4.750% notes due 2042	992	992
4.850% notes due 2023	549	550
5.700% notes due 2035	747	—
5.850% notes due 2045	2,238	—
6.150% notes due 2043	548	547
6.750% notes due 2017	733	747
6.875% notes due 2020	740	—
7.000% notes due 2041	287	—
7.250% notes due 2037	448	448
7.750% notes due 2018	250	250
8.125% notes due 2019*	799	—
8.125% notes due 2040	309	—
Total RAI long-term debt	$16,642	$4,633

RJR Tobacco
2.300% notes due 2017	$53	$—
3.750% notes due 2023	26	—
6.875% notes due 2020	125	—
7.000% notes due 2041	12	—
8.125% notes due 2019*	97	—
8.125% notes due 2040	17	—
Total RJR Tobacco long-term debt	$330	$—
Total long-term debt (less current maturities)	$16,972	$4,633
Current maturities of long-term debt	958	450
	$17,930	$5,083

__________________

* The interest rate payable on these notes generally is subject to adjustment from time to time (as detailed in the form of these notes) based upon the credit rating assigned to these notes, provided that in no event will (1) the interest rate for these notes be reduced below 8.125% or (2) the total increase in the interest rate on these notes exceed 2.0% above 8.125%.

As of September 30, 2015, the maturities of RAI and RJR Tobacco’s notes, net of discounts, were as follows:

Year	RAI	RJR Tobacco	Total
2015	$450	$—	450
2016	415	85	500
2017	1,147	53	1,200
2018	1,500	—	1,500
2019	669	81	750
2020	1,891	109	2,000
2022 and thereafter	11,062	49	11,111
	$17,134	$377	$17,511

On June 12, 2015, RJR Tobacco assumed the interest rate swap agreements associated with the 8.125% Lorillard Tobacco Notes due in 2019.  The interest rate swap agreements qualify for hedge accounting and were designated as fair value hedges at the date of

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

the Merger. Under the swap agreements, RJR Tobacco receives a fixed rate settlement and pays a variable rate settlement with the difference recorded in interest expense.

For derivatives designated as fair value hedges, which relate entirely to hedges of long-term debt, changes in the fair value of the derivatives are recorded in other assets or other liabilities with an offsetting adjustment to the carrying amount of the hedged debt. Any temporary differences in the change in the fair value of the derivatives relative to the change in the fair value of the hedged debt are recorded in other (income) expense, net. At September 30, 2015, the adjusted carrying amount of the hedged debt was $896 million, and the amount included in other assets and deferred charges included in the condensed consolidated balance sheet (unaudited) was $66 million.

See note 2 for additional information on the Merger and note 4 for additional information on interest rate management.

Note 13 — Commitments and Contingencies

Tobacco Litigation — General

Introduction

Various legal proceedings or claims, including litigation claiming that cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco (including as successor by merger of Lorillard Tobacco, as detailed below), American Snuff Co., SFNTC, or RJR Vapor or their affiliates, including RAI, RJR, Lorillard or indemnitees, including B&W. These pending legal proceedings include claims relating to cigarette products (and e-cigarettes) manufactured by RJR Tobacco, Lorillard Tobacco or certain of their affiliates or indemnitees, as well as claims relating to smokeless tobacco products manufactured by American Snuff Co. A discussion of the legal proceedings relating to cigarette products (and e-cigarettes) is set forth below under the heading “— Litigation Affecting the Cigarette Industry.” All of the references under that heading to tobacco-related litigation, smoking and health litigation and other similar references are references to legal proceedings relating to cigarette products or e-cigarettes, as the case may be, and are not references to legal proceedings involving smokeless tobacco products, and case numbers under that heading include only cases involving cigarette products. The legal proceedings relating to the smokeless tobacco products manufactured by American Snuff Co. are discussed separately under the heading “— Smokeless Tobacco Litigation” below.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Theories of Recovery

The plaintiffs seek recovery on a variety of legal theories, including negligence, strict liability in tort, design defect, failure to warn, fraud, misrepresentation, violations of unfair and deceptive trade practices statutes, conspiracy, medical monitoring and violations of state and federal antitrust laws. In certain of these cases, the plaintiffs claim that cigarette smoking exacerbated injuries caused by exposure to asbestos or, in the case of certain claims asserted against Lorillard Tobacco, that they were injured by exposure to asbestos-containing filters used in one cigarette brand for roughly four years before 1957.

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

RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2015 contains accruals for the following Engle Progeny cases: Hiott, Starr-Blundell, Clayton, Ward, Hallgren, Cohen, Sikes, Thibault, Buonomo, Taylor and Ballard; as well as payments for compensatory and punitive damages, attorneys’ fees and interest for Goveia, and attorneys’ fees and statutory interest for Sury and Mrozek, the judgments of which were paid in 2014.  Other accruals include an amount for the estimated costs of the corrective communications in the U.S. Department of Justice case and RJR Tobacco’s and Lorillard Tobacco’s share of the proposed

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

federal Engle Progeny settlement.  As other cases proceed through the appellate process, RAI will evaluate the need for further accruals on an individual case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.

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

Also, in 2004, RJR Tobacco and B&W separately settled the antitrust case DeLoach v. Philip Morris Cos., Inc., which was brought by a unique class of plaintiffs: a class of all tobacco growers and tobacco allotment holders. The plaintiffs asserted that the defendants conspired to fix the price of tobacco leaf and to destroy the federal government’s tobacco quota and price support program.  Despite

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

legal defenses they believed to be valid, RJR Tobacco and B&W separately settled this case to avoid a long and contentious trial with the tobacco growers. The DeLoach case and the antitrust case previously pending against RJR Tobacco and B&W involved different types of plaintiffs and different theories of recovery under the antitrust laws than the smoking and health cases pending against RJR Tobacco, Lorillard Tobacco and their affiliates and indemnitees.

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

American Snuff Co. also believes that it has valid defenses to the smokeless tobacco products litigation against it. American Snuff Co. asserted and will continue to assert some or all of these defenses in each case at the time and in the manner deemed appropriate by American Snuff Co. and its counsel. No verdict or judgment has been returned or entered against American Snuff Co. on any claim for personal injuries allegedly resulting from the use of smokeless tobacco products. American Snuff Co. intends to defend vigorously all smokeless tobacco litigation claims asserted against it.  No liability for pending smokeless tobacco litigation was recorded in RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2015.

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

During the third quarter of 2015, 25 tobacco-related cases were served against RJR Tobacco, Lorillard Tobacco, or RJR Tobacco’s affiliates or indemnitees.  On September 30, 2015, there were 262 cases pending against RJR Tobacco, Lorillard Tobacco or their affiliates or indemnitees: 245 in the United States and 17 in Canada, as compared with 175 total cases on September 30, 2014.  The U.S. case number does not include the approximately 567 individual smoker cases pending in West Virginia state court as a consolidated action, 3,573 Engle Progeny cases, involving approximately 4,540 individual plaintiffs, and 2,540 Broin II cases (as hereinafter defined), pending in the United States against RJR Tobacco, Lorillard Tobacco or their affiliates or indemnitees.  Of the U.S. cases pending on September 30, 2015, 21 are pending in federal court, 223 in state court and 1 in tribal court, primarily in the following states: Maryland (42 cases); Illinois (38 cases); Florida (31 cases); New York (21 cases); Missouri (18 cases); Delaware (15 cases); and California (11 cases).

The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco, Lorillard Tobacco or their affiliates or indemnitees as of September 30, 2015, compared with the number of cases pending against RJR Tobacco or its affiliates or indemnitees as of June 30, 2015, as reported in RAI’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, filed with the SEC on August 6, 2015, and a cross-reference to the discussion of each case type.

	Case Type	RJR Tobacco’s U.S. Case Numbers as of September 30, 2015	Change in Number of Cases Since June 30, 2015 Increase/(Decrease)	Page Reference
	Individual Smoking and Health	118	6	37
	West Virginia IPIC (Number of Plaintiffs)*	1 (approx. 567)	No change	39
	Engle Progeny (Number of Plaintiffs)**	3,573 (approx. 4,540)	(7) (50)	39
	Broin II	2,540	(5)	52
	Class Action	24	3	53
	Filter Cases	63	(4)	57
	Health-Care Cost Recovery	2	No change	57
	State Settlement Agreements—Enforcement and Validity; Adjustments	27	(1)	63
	Other Litigation and Developments	10	(4)	67

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

In the wake of Engle, thousands of individual progeny actions were filed in federal and state courts in Florida against the major tobacco companies, including RJR Tobacco, B&W, Lorillard Tobacco and Philip Morris USA Inc.  Such actions are commonly

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

referred to as “Engle Progeny” cases.  As of September 30, 2015, 469 Engle Progeny cases were pending in federal court, and 3,104 of them were pending in state court.  These cases include approximately 4,540 plaintiffs.  In addition, as of September 30, 2015, RJR Tobacco was aware of 10 additional Engle Progeny cases that had been filed but not served. One hundred thirty Engle Progeny cases have been tried in Florida state and federal courts since the beginning of 2012, and numerous state court trials are scheduled for 2015.  The number of pending cases fluctuates for a variety of reasons, including voluntary and involuntary dismissals.  Voluntary dismissals include cases in which a plaintiff accepts an “offer of judgment,” referred to in Florida statutes as “proposals for settlement,” from RJR Tobacco, Lorillard Tobacco and/or RJR Tobacco’s affiliates.  An offer of judgment, if rejected by the plaintiff, preserves RJR Tobacco and Lorillard Tobacco’s right to recover attorneys’ fees under Florida law in the event of a verdict favorable to RJR Tobacco or Lorillard Tobacco.  Such offers are sometimes made through court-ordered mediations.

During the first quarter of 2015, RJR Tobacco and Lorillard Tobacco, together with Philip Morris USA Inc., tentatively settled virtually all of the Engle Progeny cases then pending against them in federal district court.  The total amount of the settlement was $100 million divided as follows: RJR Tobacco - $42.5 million; Philip Morris USA Inc. - $42.5 million; and Lorillard Tobacco - $15 million.  The settlement covers more than 400 federal progeny cases but does not cover 12 federal progeny cases previously tried to verdict and currently pending on post-trial motions or appeal; one federal progeny case pending as of September 30, 2015 involving pro se plaintiffs unrepresented by counsel; and two federal progeny cases filed by different lawyers from the ones who negotiated the settlement for the plaintiffs.  On August 3, 2015, RJR Tobacco and Philip Morris USA Inc. removed 33 cases from state court to the federal courts in Florida.  These cases also are not part of the proposed settlement described above.  In March 2015, RJR Tobacco and Lorillard Tobacco paid their share of the settlement to an escrow account now under RJR Tobacco’s control for disbursements and has reflected this balance as restricted cash in other current assets with a corresponding balance in other current liabilities in RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2015.

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

Thirty-five Engle Progeny cases that were tried have become final through September 30, 2015.  These cases resulted in aggregate payments by RJR Tobacco or Lorillard Tobacco of $281.7 million ($214.9 million for compensatory and punitive damages and $66.8 million for attorneys’ fees and statutory interest).  During the third quarter of 2015, payments of $5.5 million were made for compensatory and punitive damages, attorneys’ fees and interest in Goveia, and attorneys’ fees and statutory interest in Sury and Mrozek, the judgments of which were paid in 2014.  Based on RJR Tobacco’s evaluation, accruals for compensatory and punitive damages and attorneys’ fees and statutory interest for Hiott, Starr-Blundell, Clayton, Ward, Hallgren, Cohen, Sikes, Thibault, Buonomo, Taylor and Ballard were recorded in RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2015.  The following chart reflects the details related to Hiott, Starr-Blundell, Clayton, Cohen, Buonomo, Hallgren, Sikes, Thibault, Taylor and Ballard.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Lorillard Tobacco Allocation of Fault	Compensatory Damages (as adjusted)(1)	Punitive Damages	Appeal Status
Hiott	40%	—	$730,000	$—	Florida Supreme Court issued order to show cause why it should not decline to exercise jurisdiction; response to order to show cause filed
Starr-Blundell	10%	—	50,000	—	Notice to invoke jurisdiction of Florida Supreme Court pending; stayed pending resolution of Soffer v. R. J. Reynolds Tobacco Co.
Clayton	10%	—	60,000	—	Pending – First DCA
Cohen	33.3%	—	3,330,000	10,000,000	Remanded for partial new trial; Florida Supreme Court issued order to show cause why it should not accept jurisdiction and reverse the decision being reviewed; response to order to show cause filed
Buonomo	77.5%	—	4,060,000	25,000,000

Remanded for new trial; Florida Supreme Court issued order to show cause why it should not accept jurisdiction and reverse the decision being reviewed; response to order to show cause filed; appeal of reinstated punitive damages award pending in Fourth DCA

Hallgren	25%	—	500,000	750,000	Florida Supreme Court issued order to show cause why it should not decline to exercise jurisdiction; response to order to show cause filed
Sikes	51%	—	3,520,000	2,000,000	Florida Supreme Court issued order to show cause why it should not decline to exercise jurisdiction; response to order to show cause filed

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Thibault	70%	—	1,750,000	1,275,000	First DCA affirmed the judgment, per curiam; Florida Supreme Court issued order to show cause why it should not decline to exercise jurisdiction; response to order to show cause filed
Ballard	55%	—	5,000,000	—	Florida Supreme Court declined to accept jurisdiction; deadline to file a petition for writ of certiorari with the U.S. Supreme Court is December 23, 2015
Taylor	58%	—	4,116,000	521,000	First DCA affirmed the judgment, per curiam

Totals			$23,116,000	$39,546,000

(1)

Compensatory damages are adjusted to reflect the reduction that may be required by the allocation of fault.  Punitive damages are not adjusted and reflect the amount of the final judgment(s) signed by the trial court judge(s).  The amounts listed above do not include attorneys’ fees or statutory interest.

The following chart reflects verdicts in all other individual Engle Progeny cases, pending as of September 30, 2015, in which a verdict has been returned against RJR Tobacco, B&W or Lorillard Tobacco, or all three, and has not been set aside on appeal.  No liability for any of these cases has been recorded in RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2015.   This chart does not include the mistrials or verdicts returned in favor of RJR Tobacco, B&W or Lorillard Tobacco, or all three.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Lorillard Tobacco Allocation of Fault	Compensatory Damages (as adjusted)(1)		Punitive Damages	Appeal Status
Putney	30%	—	$—		$—

Reversed and remanded for further proceedings; Florida Supreme Court issued order to show cause why it should not accept jurisdiction and reverse the decision being reviewed; response to order to show cause filed

Andy Allen	24%	—	2,475,000		7,756,000	Reversed and remanded for new trial; new trial completed on November 26, 2014; pending - First DCA
Soffer	40%	—	2,000,000		—	Pending – Florida Supreme Court
Ciccone	30%	—	1,000,000		—	Pending – Florida Supreme Court
Calloway	27%	18%	16,100,000	(2)	29,850,000	Pending – Fourth DCA
Hancock	5%	—	700		—	Fourth DCA affirmed, per curiam
James Smith	55%	—	600,000	(2)	20,000	Pending – Eleventh Circuit
Evers	60%	9%	2,036,000		—	Punitive damages of $12.4 million set aside by trial court; pending – Second DCA
Schoeff	75%	—	7,875,000		30,000,000	Pending – Fourth DCA
Marotta	58%	—	3,480,000		—	Pending – Fourth DCA
Searcy	30%	—	1,000,000	(2)	1,670,000	Pending – Eleventh Circuit
Earl Graham	20%	—	550,000		—	Eleventh Circuit held that federal law impliedly preempts claims for strict liability and negligence based on the defect and negligence findings from Engle; plaintiff's motion for rehearing is pending
Skolnick	30%	—	—		—	Fourth DCA set aside judgment and ordered a partial new trial
Grossman	75%	—	15,350,000	(2)	22,500,000	Pending – Fourth DCA
Gafney	33%	33%	3,828,000		—	Pending – Fourth DCA
Cheeley	50%	—	1,500,000		2,000,000	Pending – Fourth DCA
Bowden	30%	—	1,500,000		—	Pending – First DCA
Burkhart	25%	10%	3,500,000	(2)	1,750,000	Pending – Eleventh Circuit
Bakst	75%	—	4,504,000		14,000,000	Pending – Fourth DCA
Robinson	70.5%	—	16,900,000		16,900,000	Pending – First DCA
Harris	15%	10%	1,223,500	(2)	—	Post-trial motions are pending(3)
Wilcox	70%	—	4,900,000		8,500,000	Pending – Third DCA
Irimi	14.5%	14.5%	—		—	Defendants' motion for new trial granted; pending - Fourth DCA
Hubbird	50%	—	3,000,000	(2)	25,000,000	Pending – Third DCA
Lourie	3%	7%	137,000		—	Pending – Second DCA
Kerrivan	31%	—	6,046,660	(2)	9,600,000	Post-trial motions are pending(3)
Schleider	70%	—	14,700,000	(2)	—	Pending – Third DCA

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Perrotto	20%	6%	1,063,000		—	Post-trial motions are pending(3)
Ellen Gray	50%	—	3,000,000		—	Post-trial motions are pending(3)
Sowers	50%	—	2,130,000		—	Post-trial motions are pending(3)
Zamboni	30%	—	102,000		—	Final judgment has not been entered
Pollari	42.5%	—	5,000,000	(2)	1,500,000	Post-trial motions are pending(3)
Gore	23%	—	460,000		—	Pending - Fourth DCA
Ryan	65%	—	21,500,000		25,000,000	Post-trial motions are pending(3)
Hardin	13%	—	100,880		—	Post-trial motions are pending(3)
McCoy	25%	20%	1,038,400	(4)	6,000,000	Post-trial motions are pending(3)
Block	50%	—	926,000		800,000	Post-trial motions are pending(3)
Lewis	25%	—	187,500		—	Post-trial motions are pending(3)
Cooper	40%	—	1,800,000		—	Post-trial motions are pending(3)
Duignan	30%	—	2,690,000		2,500,000	Post-trial motions are pending(3)
O'Hara	85%	—	14,700,000		20,000,000	Post-trial motions are pending(3)
Marchese	22.5%	—	500,000		250,000	Post-trial motions are pending(3)
Gordon	2%	—	100		—	Post-trial motions are pending(3)
Totals			$169,403,740		$225,596,000

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

As of September 30, 2015, judgments in favor of the Engle Progeny plaintiffs have been entered and remain outstanding against RJR Tobacco or Lorillard Tobacco in the amount of $169,403,740 in compensatory damages (as adjusted) and in the amount of $225,596,000 in punitive damages, for a total of $394,999,740.  All of these verdicts are at various stages in the post-trial or appellate process.  RJR Tobacco continues to believe that RJR Tobacco and Lorillard Tobacco have valid defenses in these cases, including case-specific issues beyond the due process issue discussed above.  It is the policy of RJR Tobacco and its affiliates to vigorously defend, as described in more detail above in “Accounting for Tobacco-Related Litigation Contingencies,” smoking and health claims, including all Engle Progeny cases.

Should RJR Tobacco or Lorillard Tobacco not prevail in any particular individual Engle Progeny case or determine that in any individual Engle Progeny case an unfavorable outcome has become probable and the amount can be reasonably estimated, a loss would be recognized, which could have a material adverse effect on earnings and cash flows of RAI in a particular quarter or year.  This position on loss recognition for Engle Progeny cases as of September 30, 2015, is consistent with RAI’s and RJR Tobacco’s historic position on loss recognition for other smoking and health litigation.  It is also the policy of RJR Tobacco to record any loss concerning litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated on an individual case-by-case basis.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In the U.S. Department of Justice case, brought in 1999 in the U.S. District Court for the District of Columbia, the government sought, among other forms of relief, the disgorgement of profits pursuant to the civil provisions of RICO. The U.S. Court of Appeals for the District of Columbia, referred to as the D.C. Circuit, ruled in 2005 that disgorgement is not an available remedy in the case. The bench trial ended in June 2005, and the court, in August 2006, issued its ruling, among other things, finding certain defendants, including RJR Tobacco, Lorillard Tobacco and B&W, liable for the RICO claims, imposing no direct financial penalties on the defendants, but ordering the defendants to make certain “corrective communications” in a variety of media and enjoining the defendants from using certain brand descriptors. Both sides appealed to the D.C. Circuit. In May 2009, the D.C. Circuit largely affirmed the findings against the tobacco company defendants and remanded the case to the trial court for further proceedings.  The U.S. Supreme Court denied the parties’ petitions for writ of certiorari in June 2010.  In June 2014, the district court issued an implementation order for the corrective-statements remedy.  That order stays implementation until the exhaustion of the defendants’ appeal challenging the legality of the corrective statements.  On May 22, 2015, the D.C. Circuit issued an opinion on the legality of the corrective statements, affirming them in part and reversing them in part.  Additional remand proceedings remain ongoing.

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

In November 1998, the major U.S. cigarette manufacturers, including RJR Tobacco, B&W and Lorillard Tobacco, entered into the MSA with 46 U.S. states, Washington, D.C. and certain U.S. territories and possessions. These cigarette manufacturers previously settled four other cases, brought on behalf of Mississippi, Florida, Texas and Minnesota, by separate agreements with each state. These State Settlement Agreements:

•	settled all health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions;

•	released the major U.S. cigarette manufacturers from various additional present and potential future claims;

•	imposed future payment obligations in perpetuity on RJR Tobacco, B&W, Lorillard Tobacco and other major U.S. cigarette manufacturers; and

•	placed significant restrictions on their ability to market and sell cigarettes and smokeless tobacco products.

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

Scheduled Trials.  Trial schedules are subject to change, and many cases are dismissed before trial. There are 26 cases, exclusive of Engle Progeny cases, scheduled for trial as of September 30, 2015 through September 30, 2016, for RJR Tobacco, Lorillard Tobacco or their affiliates and indemnitees: 2 non-smoking and health cases, one class action, four individual smoking and health cases and 19 filter cases.  There are approximately 87 Engle Progeny cases against RJR Tobacco, B&W and/or Lorillard Tobacco set for trial through September 30, 2016, but it is not known how many of these cases will actually be tried.

Trial Results.  From January 1, 2012 through September 30, 2015, 135 smoking and health, Engle Progeny and health-care cost recovery cases in which RJR Tobacco, B&W and/or Lorillard Tobacco were defendants were tried, including 10 trials for cases where mistrials were declared in the original proceedings. Verdicts in favor of RJR Tobacco, B&W and Lorillard Tobacco and, in some cases, RJR Tobacco, B&W, Lorillard Tobacco and/or other defendants, were returned in 63 cases, including 18 mistrials, tried in Florida (62) and West Virginia (1).  Verdicts in favor of the plaintiffs were returned in 64 cases tried in Florida, one in New York, and one in California.  Four cases in Florida were dismissed during trial, but one of those cases continued against Lorillard Tobacco and resulted in a plaintiff verdict.  One case in Florida was a retrial only as to the amount of damages.  In another case in Florida, the jury entered a partial verdict that did not include compensatory or punitive damages, and post-trial motions are pending.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In the third quarter of 2015, nine Engle Progeny cases in which RJR Tobacco and/or Lorillard Tobacco was a defendant were tried:

•

In McCoy v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent 35% at fault, RJR Tobacco 25% at fault, Lorillard Tobacco 20% at fault and the remaining defendant 20% at fault, and awarded $1.5 million in compensatory damages and $3 million in punitive damages against each defendant.

•	In Collar v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants, including RJR Tobacco.

•

In Block v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent 50% at fault, RJR Tobacco 50% at fault, and awarded approximately $1.03 million in compensatory damages and $800,000 in punitive damages.

•	In Santos v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco.

•

In Lewis v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent 75% at fault, RJR Tobacco 25% at fault, and awarded $750,000 in compensatory damages.  Punitive damages were not awarded.

•

In Cooper v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the plaintiff 50% at fault, RJR Tobacco 40% at fault and the remaining defendant 10% at fault, and awarded $4.5 million in compensatory damages.  Punitive damages were not awarded.

•

In Duignan v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent 33% at fault, RJR Tobacco 30% at fault and the remaining defendant 37% at fault, and awarded $6 million in compensatory damages and $2.5 million in punitive damages against RJR Tobacco and $3.5 million in punitive damages against the remaining defendant.

•

In O’Hara v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent 15% at fault and RJR Tobacco 85% at fault, and awarded $14.7 million in compensatory damages and $20 million in punitive damages.

•	In Suarez v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants, including RJR Tobacco.

In addition, since the end of the third quarter of 2015, two other Engle Progeny cases in which RJR Tobacco and/or Lorillard Tobacco were a defendant were tried:

•

In Marchese v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent 55% at fault, RJR Tobacco 22.5% at fault, and the remaining defendant 22.5% at fault, and awarded $1 million in compensatory damages.  The jury also awarded $250,000 in punitive damages against each defendant.

•

In Gordon v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent 98% at fault and RJR Tobacco 2% at fault, and awarded $5,000 in compensatory damages.  Punitive damages were not awarded.

For a detailed description of the above-described cases, see “— Engle and Engle Progeny Cases” below.

In the third quarter of 2015, no non-Engle Progeny individual smoking and health cases in which RJR Tobacco, B&W or Lorillard Tobacco was a defendant were tried.

For information on the verdicts in the Engle Progeny cases that have been tried and remain pending as of September 30, 2015, in which verdicts have been returned against RJR Tobacco, Lorillard Tobacco or B&W, or all three, see the Engle Progeny cases charts above.  The following chart reflects the verdicts in the non-Engle Progeny smoking and health cases, health-care cost recovery cases or Filter Cases that have been tried and remain pending as of September 30, 2015, in which verdicts have been returned against RJR Tobacco, B&W or Lorillard Tobacco, or all three.

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

For information on the post-trial status of individual smoking and health cases, the governmental health-care cost recovery case and the Filter Cases, see “— Individual Smoking and Health Cases,” “—Health-Care Cost Recovery Cases – U.S. Department of Justice Case,” and “— Filter Cases,” respectively, below.

Individual Smoking and Health Cases

As of September 30, 2015, 118 individual cases were pending in the United States against RJR Tobacco, B&W (as RJR Tobacco’s indemnitee), Lorillard Tobacco or all three. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II, Engle Progeny or West Virginia IPIC cases discussed below. A total of 117 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining case is brought by or on behalf of an individual or his/her survivors alleging personal injury as a result of exposure to environmental tobacco smoke, referred to as ETS.

Below is a description of the non-Engle Progeny individual smoking and health cases against RJR Tobacco, B&W or Lorillard Tobacco, or all three, which went to trial or were decided during the period from January 1, 2015 to September 30, 2015, or remained on appeal as of September 30, 2015.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

On June 19, 2013, in Whitney v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants, including RJR Tobacco.  The case was filed in January 2011, in the Circuit Court, Alachua County, Florida.  The plaintiff alleged that as a result of using the defendants’ products, she suffers from lung cancer and emphysema, and sought an unspecified amount of compensatory and punitive damages, costs and interest.  Final judgment was entered in July 2013.  The plaintiff filed a notice of appeal to the First DCA in August 2013.  On December 5, 2014, the First DCA reversed the trial court’s directed verdict in favor of the defendants on the plaintiff’s design defect claims, affirmed on all other issues, and remanded the case for a new trial.  On February 26, 2015, the First DCA denied the defendants’ motion for panel rehearing, rehearing en banc, or certification to the Florida Supreme Court.  The new trial is scheduled for February 1, 2016.

On July 30, 2014, in Major v. Lorillard Tobacco Co., a case filed in November 2011, in the Superior Court, Los Angeles County, California, the jury returned a verdict in favor of the plaintiff, found the plaintiff 50% at fault, Lorillard Tobacco 17% at fault, and RJR Tobacco and another manufacturer collectively 33% at fault.  RJR Tobacco and the other manufacturer were dismissed prior to trial.  The jury awarded approximately $17.74 million in compensatory damages.  The plaintiffs alleged that as a result of the use of the defendants’ products and exposure to asbestos, the decedent, William Major, suffered from lung cancer, and sought an unspecified amount of damages.  In August 2014, an initial final judgment was entered against Lorillard Tobacco in the amount of approximately $3.9 million.  In November 2014, Lorillard Tobacco filed a notice of appeal to the California District Court of Appeal and posted a supersedeas bond in the amount of approximately $9 million.  The plaintiff filed a notice of cross appeal in December 2014.  On July 1, 2015, the trial court entered an amended final judgment in the amount of approximately $3.78 million in compensatory damages, approximately $135,000 in costs, approximately $1.9 million in prejudgment interest, and post-judgment interest from August 25, 2014 in the amount of approximately $1,100 per day.  Lorillard Tobacco filed a notice of appeal from the amended final judgment, and the California Court of Appeal ordered the appeals consolidated.  Briefing is underway.

On July 8, 2015, in Larkin v. R. J. Reynolds Tobacco Co., a case filed in January 2002, in the Circuit Court, Miami-Dade County, Florida, the jury returned a verdict in favor of the plaintiff, found the decedent, Carole Larkin, 38% at fault, RJR Tobacco 62% at fault, and awarded approximately $4.96 million in compensatory damages and $8.5 million in punitive damages.  The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from mouth and lung cancer, and sought an unspecified amount of compensatory and punitive damages.  Final judgment was entered in the amount of approximately $13.46 million on July 15, 2015.  Post-trial motions are pending.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

West Virginia IPIC

In re: Tobacco Litigation Individual Personal Injury Cases began in 1999, in West Virginia state court, as a series of roughly 1,200 individual plaintiff cases making claims with respect to cigarettes manufactured by Philip Morris USA Inc., Lorillard Tobacco, RJR Tobacco, B&W and The American Tobacco Company. The cases were consolidated for a Phase I trial on various defense conduct issues, to be followed in Phase II by individual trials of any claims left standing.  Over the years, approximately 600 individual plaintiff claims were dismissed for failure to comply with the case management order, leaving 567 individual cases pending as of April 2013.  On April 15, 2013, the Phase I jury trial began and ended with a virtually complete defense verdict on May 15, 2013.  The jury found that cigarettes were not defectively designed, were not defective due to a failure to warn prior to July 1, 1969, that defendants were not negligent, did not breach warranties and did not engage in conduct which would warrant punitive damages.  The only claim remaining after the verdict was the jury’s finding that all ventilated filter cigarettes manufactured and sold between 1964 and July 1, 1969 were defective for a failure to instruct.  In November 2014, the West Virginia Supreme Court affirmed the verdict, issuing an opinion without oral argument.  In January 2015, the plaintiffs’ petition for rehearing was denied.  On June 8, 2015, the plaintiffs’ petition for writ of certiorari to the U.S. Supreme Court was denied.  Also on June 8, 2015, the trial court ruled in favor of the defendants’ contention that there are only 30 plaintiffs remaining who arguably claim to have smoked a ventilated filter cigarette during the relevant period.  The claims will be limited to compensatory damages only and will focus on whether the plaintiff actually blocked vents while smoking and, if so, whether such blocking is a proximate cause of the alleged injury.  On October 9, 2015, the trial court outlined the procedures it will follow for resolving the claims of the 30 Phase II plaintiffs.  Five cases will be selected and tentatively scheduled to proceed to trial on May 1, 2017.  Discovery will take place on the five claims through September 2016, and the defendants will renew arguments that individual differences among the plaintiffs preclude trying any of the claims together.

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

In the wake of the Florida Supreme Court ruling, thousands of individuals filed separate lawsuits seeking to benefit from the Engle findings.  As of September 30, 2015, RJR Tobacco and/or Lorillard Tobacco were defendants in 3,573 Engle Progeny cases in both state and federal courts in Florida. These cases include approximately 4,540 plaintiffs. Many of these cases are in active discovery or nearing trial.  During the first quarter of 2015, however, RJR Tobacco and Lorillard Tobacco, together with Philip Morris USA Inc., tentatively settled virtually all of the Engle Progeny cases then pending against them in federal district court.  The total amount of the settlement was $100 million divided as follows: RJR Tobacco - $42.5 million; Philip Morris USA Inc. - $42.5 million; and Lorillard Tobacco - $15 million.  The settlement covers more than 400 federal progeny cases but does not cover 12 federal progeny cases previously tried to verdict and currently pending on post-trial motions or appeal; one federal progeny case pending as of September 30, 2015 involving pro se plaintiffs unrepresented by counsel; and 2 federal progeny cases filed by different lawyers from the ones who negotiated the settlement for the plaintiffs. On August 3, 2015, RJR Tobacco and Philip Morris USA Inc. removed 33 Engle Progeny cases from state court to the federal courts in Florida.  These cases also are not part of the proposed settlement described above. In March 2015, RJR Tobacco and Lorillard Tobacco paid their shares of the settlement to escrow accounts under RJR

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Tobacco’s control for disbursements and has reflected this balance as restricted cash in other current assets with a corresponding balance in other current liabilities in RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2015.

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

Below is a description of the Engle Progeny cases against RJR Tobacco, B&W or Lorillard Tobacco, or all three that went to trial or were decided during the period from January 1, 2015 to September 30, 2015, or remained on appeal as of September 30, 2015.

   On February 25, 2010, in Grossman v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Broward County, Florida, the court declared a mistrial due to the jury’s inability to reach a decision.  The plaintiff alleged that as a result of an addiction to cigarettes, the decedent, Laura Grossman, developed lung cancer and died.  The plaintiff sought an unspecified amount of damages and all taxable costs and interest.  Retrial began in March 2010.  In April 2010, the jury returned a verdict in favor of the plaintiff in Phase I, and in Phase II awarded $1.9 million in compensatory damages and no punitive damages.  The jury also found RJR Tobacco to be 25% at fault, the decedent to be 70% at fault and the decedent’s spouse to be 5% at fault.  Final judgment was entered in June 2010, in the amount of $483,682.  RJR Tobacco filed a notice of appeal to the Fourth DCA, and posted a supersedeas bond in the amount of approximately $484,000. The plaintiff filed a notice of cross appeal.  In June 2012, the Fourth DCA entered an opinion that affirmed the trial court’s judgment, but remanded the case for a new trial on all Phase II issues.  In October 2012, RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court.  In February 2014, the Florida Supreme Court declined to accept jurisdiction of the appeal of the original verdict.  Retrial began on July 11, 2013.  On July 31, 2013, the jury returned a verdict in favor of the plaintiff, found the decedent to be 25% at fault and RJR Tobacco to be 75% at fault, and awarded $15.35 million in compensatory damages and $22.5 million in punitive damages.  Final judgment was entered in August 2013 and did not include a reduction for comparative fault.  RJR Tobacco filed a notice of appeal to the Fourth DCA and the plaintiff filed a notice of cross appeal in October 2013.  RJR Tobacco’s original bond was returned, and RJR Tobacco posted a new bond in the amount of $5 million.  Briefing is underway.

On March 10, 2010, in Cohen v. R. J. Reynolds Tobacco Co., a case filed in May 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff.  The plaintiff alleged that the decedent, Nathan Cohen, developed lung cancer as a result of using the defendants’ products, and sought an unspecified amount of compensatory and punitive damages.  On March 24, 2010, the jury awarded the plaintiff $10 million in compensatory damages, and found the decedent to be 33.3% at fault, RJR Tobacco to be 33.3% at fault and the remaining defendant to be 33.3% at fault.  The jury also awarded $20 million in punitive damages, of which $10 million was assigned to RJR Tobacco.  In July 2010, the court entered final judgment against RJR Tobacco in the amount of $3.33 million in compensatory damages and $10 million in punitive damages.  The court entered an amended judgment in September 2010 to include interest from the date of the verdict.   RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $2.5 million.   In September 2012, the Fourth DCA affirmed the liability finding and the compensatory damages award, but reversed the finding of entitlement to punitive damages, and remanded the case for a retrial limited to the issue of liability for concealment and conspiracy.  The defendants and the plaintiff filed separate notices to invoke the discretionary jurisdiction of the Florida Supreme Court in January 2013.  In February 2014, the Florida Supreme Court, on its own motion, consolidated the petitions for review filed by the plaintiff and RJR Tobacco and stayed the petitions pending disposition by the court of Hess v. Philip Morris USA Inc., which dealt with the application of the statute of repose as an affirmative defense to claims of fraudulent concealment and conspiracy to commit fraudulent concealment.  On April 2, 2015, in Hess, the Florida Supreme Court held that, in Engle Progeny cases, the defendants cannot raise a statute of repose defense to claims for concealment or conspiracy.  A decision on the notice to invoke the discretionary jurisdiction of the Florida Supreme Court remains pending.  The Florida Supreme Court issued an order to show cause why it should not accept jurisdiction and reverse the decision being reviewed.  A response to the order to show cause was filed on October 13, 2015.

On April 26, 2010, in Putney v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Margot Putney, to be 35% at fault, RJR Tobacco to be 30% at fault and the remaining defendants collectively to be 35% at fault, and awarded $15.1 million in compensatory damages and $2.5 million in punitive damages each against RJR Tobacco and the remaining defendants.  The plaintiff alleged that the decedent

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

suffered from nicotine addiction and lung cancer as a result of using the defendants’ products and sought an unspecified amount of compensatory and punitive damages.  In August 2010, final judgment was entered against RJR Tobacco in the amount of $4.5 million in compensatory damages, and $2.5 million in punitive damages.  RJR Tobacco filed a notice of appeal and the plaintiff filed a notice of cross appeal.  In December 2010, the court entered an amended final judgment to provide that interest would run from April 26, 2010.  The defendants filed a joint notice of appeal to the Fourth DCA of the amended final judgment, and RJR Tobacco posted a supersedeas bond in the amount of approximately $2.4 million.  In June 2013, the Fourth DCA held that the court erred in denying the defendants’ motion for remittitur of the compensatory damages for loss of consortium and in striking the defendants’ statute of repose affirmative defenses.  As a result, the verdict was reversed, and the case was remanded for further proceedings.  In August 2013, the plaintiff’s motion for rehearing, written opinion on one issue, or certification of conflict to the Florida Supreme Court was denied.  The defendants and the plaintiff filed separate notices to invoke the discretionary jurisdiction of the Florida Supreme Court in September 2013.  In December 2013, the Florida Supreme Court consolidated the petitions for review filed by the plaintiff and the defendants and stayed the petitions pending disposition of Hess v. Philip Morris USA Inc., described above.  On April 2, 2015, in Hess, the Florida Supreme Court held that, in Engle Progeny cases, the defendants cannot raise a statute of repose defense to claims for concealment or conspiracy.  A decision on the notice to invoke the discretionary jurisdiction of the Florida Supreme Court remains pending.  The Florida Supreme Court issued an order to show cause why it should not accept jurisdiction and reverse the order being reviewed.  A response to the order to show cause was filed on October 13, 2015.

On May 20, 2010, in Buonomo v. R. J. Reynolds Tobacco Co., a case filed in October 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 77.5% at fault and the decedent, Matthew Buonomo, to be 22.5% at fault, and awarded $5.2 million in compensatory damages and $25 million in punitive damages.  The plaintiff alleged that the decedent was addicted to cigarettes and, as a result, developed one or more smoking-related medical conditions and/or diseases and sought an unspecified amount of compensatory and punitive damages.  Post-trial motions were denied, but the court, in accordance with the Florida statutory limitation on punitive damage awards, ordered the punitive damage award of $25 million be reduced to $15.7 million – three times the compensatory damages award of $5.2 million.  In August 2010, the court entered final judgment in the amount of $4.06 million in compensatory damages and $15.7 million in punitive damages.  RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $5 million.  The plaintiff also filed a notice of appeal. In September 2013, the Fourth DCA affirmed the final judgment and damages award to the plaintiff on strict liability and negligence and held that the trial court was not bound to hold punitive damages at three times compensatory damages.  However, the court reversed the judgment entered for the plaintiff on the claims for fraudulent concealment and conspiracy to commit fraud by concealment due to the erroneous striking of RJR Tobacco’s statute of repose defense.  As a result, the punitive damages award was set aside and remanded for a new trial.  In December 2013, the Fourth DCA denied RJR Tobacco’s motion for rehearing.  In January 2014, RJR Tobacco and the plaintiff filed notices to invoke the discretionary jurisdiction of the Florida Supreme Court.  In June 2014, the Florida Supreme Court stayed the petitions for review pending disposition by the court of Hess v. Philip Morris USA Inc., described above.  On April 2, 2015, in Hess, the Florida Supreme Court held that, in Engle Progeny cases, the defendants cannot raise a statute of repose defense to claims for concealment or conspiracy.  A decision on the notice to invoke the discretionary jurisdiction of the Florida Supreme Court remains pending.  The Florida Supreme Court issued an order to show cause why it should not accept jurisdiction and reverse the order being reviewed.  A response to the order to show cause was filed on October 13, 2015.  The trial court determined in October 2014 that the original $25 million punitive damages award was not excessive and would be reinstated if the plaintiff prevails on the repose issue.  An amended final judgment was entered in April 2015 against RJR Tobacco in the amount of approximately $29.1 million.  RJR Tobacco filed a notice of appeal to the Fourth DCA in May 2015.  Briefing is underway.

On October 15, 2010, in Frazier v. Philip Morris USA Inc., now known as Russo v. Philip Morris USA Inc., a case filed in December 2007 in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the defendants.  The plaintiff alleged that as a result of smoking defendants’, including RJR Tobacco’s, products she developed chronic obstructive pulmonary disease, and sought an unspecified amount of compensatory and punitive damages.    Final judgment was entered in February 2011.  The plaintiff filed a notice of appeal to the Third DCA, and the defendants filed a notice of cross appeal.  In April 2012, the Third DCA reversed the trial court’s judgment, directed entry of judgment in the plaintiff’s favor and ordered a new trial.  In July 2012, the defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court.  The Florida Supreme Court accepted jurisdiction of the case in September 2013.  Oral argument in the Florida Supreme Court occurred on April 30, 2014.  The new trial began on October 14, 2014, but on October 22, 2014, the court declared a mistrial because of the inability to seat a jury.  On April 2, 2015, the Florida Supreme Court approved the decision of the Third DCA.  Following its decision in Hess, the Florida Supreme Court held that the statute of repose is unavailable as a defense to concealment and conspiracy claims in Engle Progeny cases.  The defendants’ motion for rehearing was denied on September 25, 2015.  Retrial began on April 6, 2015.  On April 23, 2015, the jury returned a verdict in favor of the defendants, including RJR Tobacco.  Final judgment was entered in May 2015.  In June 2015, the plaintiff filed a notice of appeal to the Third DCA, and the defendants filed a notice of cross appeal.  Briefing is underway.

On April 26, 2011, in Andy Allen v. R. J. Reynolds Tobacco Co., a case filed in September 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 45% at fault, the decedent, Patricia Allen, to be 40% at fault and the remaining defendant to be 15% at fault, and awarded $6 million in compensatory damages and $17 million

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

in punitive damages against each defendant.  The plaintiff alleged that as a result of smoking the defendants’ products, the decedent developed chronic obstructive pulmonary disease, and sought an unspecified amount of compensatory damages.  Final judgment was entered against RJR Tobacco in the amount of $19.7 million in May 2011.  In October 2011, the trial court entered a remittitur of the punitive damages to $8.1 million and denied all other post-trial motions.  The defendants filed a joint notice of appeal, RJR Tobacco posted a supersedeas bond in the amount of $3.75 million, and the plaintiff filed a notice of cross appeal in November 2011.  In May 2013, the First DCA reversed the trial court’s judgment and remanded the case for a new trial.  As a result, RJR Tobacco’s bond was returned.  In August 2013, the plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court.  In February 2014, the Florida Supreme Court declined to accept jurisdiction.  The new trial began on November 1, 2014, and on November 26, 2014, the jury returned a verdict in favor of the plaintiff, found the decedent to be 70% at fault, RJR Tobacco to be 24% at fault and the remaining defendant to be 6% at fault, and awarded $3.1 million in compensatory damages and approximately $7.8 million in punitive damages against each defendant.  Final judgment was entered in August 2015 against RJR Tobacco and the remaining defendant, jointly and severally, in the amount of approximately $3.1 million in compensatory damages and $7.75 million in punitive damages from each defendant.  The defendants filed a notice of appeal in September 2015, and RJR Tobacco posted a supersedeas bond in the amount of approximately $2.5 million.  Briefing is underway.

On June 16, 2011, in Soffer v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Alachua County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 40% at fault, the decedent, Maurice Soffer, to be 60% at fault, and awarded $5 million in compensatory damages and no punitive damages.  The plaintiff alleged that the decedent was addicted to cigarettes and, as a result, developed lung cancer and other smoking-related conditions and/or diseases, and sought an unspecified amount of compensatory damages.  Final judgment was entered against RJR Tobacco in the amount of $2 million. The plaintiff filed a notice of appeal to the First DCA in July 2011.  RJR Tobacco filed a notice of cross appeal and posted a supersedeas bond in the amount of $2 million.  In October 2012, the First DCA affirmed the trial court’s ruling in full.  On the direct appeal, the court held that only intentional torts could support a punitive damages claim and held that Engle Progeny plaintiffs may not seek punitive damages for negligence or strict liability because the original Engle class did not seek punitive damages for those claims.  The First DCA certified the question to the Florida Supreme Court as one of great public importance. On the cross appeal, the court rejected RJR Tobacco’s arguments about the use of the Engle findings and the statute of limitations.  RJR Tobacco filed a motion for rehearing or for certification to the Florida Supreme Court, and the plaintiff filed a motion for rehearing or rehearing en banc.  In January 2013, the First DCA granted rehearing on RJR Tobacco’s cross appeal to clarify that the trial court’s application of Engle findings did not violate RJR Tobacco’s due process rights.  Otherwise, rehearing, rehearing en banc and certification were denied.  RJR Tobacco and the plaintiff both filed notices to invoke the discretionary jurisdiction of the Florida Supreme Court.  In February 2014, the Florida Supreme Court declined to accept jurisdiction of RJR Tobacco’s petition for review and accepted the plaintiff’s petition for review of the First DCA’s decision.  Oral argument occurred on December 4, 2014.  A decision is pending.

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

On January 24, 2012, in Hallgren v. R. J. Reynolds Tobacco Co., a case filed in April 2007, in the Circuit Court, Highlands County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Claire Hallgren, to be 50% at fault, RJR Tobacco to be 25% at fault, and the remaining defendant to be 25% at fault, and awarded $2 million in compensatory damages and $750,000 in punitive damages against each defendant.  The plaintiff alleged that the decedent was addicted to the defendants’ products, and as a result, suffered from lung cancer, and sought an unspecified amount of compensatory and punitive damages.  In March 2012, the court entered final judgment in the amount of approximately $1 million for which RJR Tobacco and the other defendant are jointly and severally liable; and $750,000 in punitive damages against each defendant.  The defendants filed a joint notice of appeal to the Second DCA, and RJR Tobacco posted a supersedeas bond in the amount of approximately $1.3 million in May 2012.  The plaintiff filed a notice of cross appeal.  In October 2013, the Second DCA affirmed the trial court’s ruling that punitive damages can be awarded for negligence and strict liability claims as well as for the intentional tort claims brought under Engle.  The court certified a conflict with the First DCA’s decision in Soffer and the Fourth DCA’s decision in Ciccone.  The court also certified the following question to be of great public importance – “Are members of the Engle class who pursue individual damages actions in accordance with the decision in Engle v. Liggett Group, Inc., entitled to pursue punitive damages under claims for strict liability and negligence?”  In November 2013, the defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court.  In June 2014, the Florida Supreme

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Court stayed the petition pending disposition of Russo v. Philip Morris USA Inc., described above, and in April 2015, stayed the petition pending disposition of Soffer v. R. J. Reynolds Tobacco Co., described above.  The Florida Supreme Court issued an order to show cause why it should not decline jurisdiction.  A response to the order to show cause was filed on October 16, 2015.

On February 29, 2012, in Marotta v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Broward County, Florida, the court declared a mistrial during jury prequalification.  The plaintiff alleged that the decedent, Phil Marotta, was addicted to cigarettes and, as a result, suffered from lung cancer.  The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and pre-judgment interest.  Retrial began on March 7, 2013. On March 20, 2013, a jury returned a verdict in favor of the plaintiff, found the decedent to be 42% at fault and RJR Tobacco to be 58% at fault, and awarded $6 million in compensatory damages and no punitive damages.  Final judgment was entered against RJR Tobacco in the amount of $3.48 million, and RJR Tobacco filed a notice of appeal to the Fourth DCA in April 2013.  The plaintiff filed a notice of cross appeal in May 2013.  Oral argument occurred on October 13, 2015.  A decision is pending.

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

On August 1, 2012, in Hiott v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Kenneth Hiott, to be 60% at fault and RJR Tobacco to be 40% at fault, and awarded $1.83 million in compensatory damages and no punitive damages.  The plaintiff alleged that as a result of using the defendant’s product, the decedent suffered from addiction and smoking-related diseases and/or conditions.  The plaintiff sought an unspecified amount of compensatory and punitive damages.  In November 2012, final judgment was entered against RJR Tobacco in the amount of $730,000 in compensatory damages.  RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $730,000 in December 2012.  In January 2014, the First DCA affirmed the trial court’s decision.  RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court in January 2014.  In June 2014, the Florida Supreme Court stayed the petition pending the court’s disposition of Hess v. Philip Morris USA Inc., described above.  On April 2, 2015, in Hess, the Florida Supreme Court held that, in Engle Progeny cases, the defendants cannot raise a statute of repose defense to claims for concealment or conspiracy.  A decision on the notice to invoke the discretionary jurisdiction of the Florida Supreme Court remains pending.  The Florida Supreme Court issued an order to show cause why it should not decline jurisdiction.  A response to the order was filed on October 13, 2015.

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

On September 20, 2012, in Sikes v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Jimmie Sikes, to be 49% at fault and RJR Tobacco to be 51% at fault, and awarded $4.1 million in compensatory damages and $2 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s product, the decedent suffered from chronic obstructive pulmonary disease, and sought an unspecified amount of compensatory damages.  Final judgment was entered against RJR Tobacco in the amount of $6.1 million on June 3, 2013.  On June 25, 2013, the court entered a corrected final judgment against RJR Tobacco in the amount of $5.5 million and vacated the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

June 3, 2013 final judgment.  RJR Tobacco filed a notice of appeal to the First DCA, and posted a supersedeas bond in the amount of $5 million in July 2013.  In July 2014, the First DCA affirmed the trial court’s decision, per curiam, but following the Hiott case, certified a conflict to the Florida Supreme Court with Hess v. Philip Morris USA Inc., with both cases being described above.  In August 2014, RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court.  The Florida Supreme Court stayed the case pending disposition of Hess v. Philip Morris USA Inc.  On April 2, 2015, in Hess, the Florida Supreme Court held that, in Engle Progeny cases, the defendants cannot raise a statute of repose defense to claims for concealment or conspiracy.  A decision on the notice to invoke the discretionary jurisdiction of the Florida Supreme Court remains pending.  The Florida Supreme Court issued an order to show cause why it should not decline jurisdiction.  A response to the order to show cause was filed on October 13, 2015.

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

On October 19, 2012, in Ballard v. R. J. Reynolds Tobacco Co., a case filed in September 2007, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the plaintiff to be 45% at fault and RJR Tobacco to be 55% at fault, and awarded $8.55 million in compensatory damages.  Punitive damages were not at issue.  The plaintiff alleged that as a result of using the defendant’s products, he suffers from bladder cancer and emphysema, and sought an unspecified amount of compensatory and punitive damages.  The court entered final judgment against RJR Tobacco in the amount of $4.7 million in October 2012, and in August 2013, the court entered an amended final judgment against RJR Tobacco in the amount of $5 million.  RJR Tobacco filed a notice of appeal to the Third DCA and posted a supersedeas bond in the amount of $5 million in October 2013.  In March 2015, the Third DCA affirmed the amended final judgment.  RJR Tobacco’s motion for rehearing and rehearing en banc was denied on April 30, 2015. On May 29, 2015, RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court.  On September 24, 2015, the Florida Supreme Court declined to accept jurisdiction.  The deadline to file a petition for writ of certiorari with the U.S. Supreme Court is December 23, 2015.

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

On February 13, 2013, in Schoeff v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, James Schoeff, to be 25% at fault, RJR Tobacco to be 75% at fault, and awarded $10.5 million in compensatory damages and $30 million in punitive damages.  The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from addiction and one or more smoking-related diseases and/or conditions, including lung cancer, and sought an unspecified amount of damages.  In April 2013, final judgment was entered against RJR Tobacco in the amount of $7.88 million in compensatory damages and $30 million in punitive damages.  RJR Tobacco filed a notice of appeal to the Fourth DCA, and the plaintiff filed a notice of cross appeal in May 2013.  Oral argument occurred on May 19, 2015.  A decision is pending.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

On May 2, 2013, in David Cohen v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Helen Cohen, to be 40% at fault, RJR Tobacco to be 30% at fault, Lorillard Tobacco to be 20% at fault and the remaining defendant to be 10% at fault, and awarded $2.06 million in compensatory damages.  The plaintiff alleged that as a result of using the defendants’ products, the decedent became addicted and suffered from one or more smoking-related diseases and/or conditions, and sought an unspecified amount of compensatory and punitive damages.  Final judgment was entered against RJR Tobacco in the amount of $617,000 and against Lorillard Tobacco in the amount of approximately $411,000 in May 2013.  In July 2013, the court granted the defendants’ motion for a new trial due to the plaintiff’s improper arguments during closing.  The new trial date has not been scheduled.  The plaintiff filed a notice of appeal to the Fourth DCA, and the defendants filed a notice of cross appeal.  Briefing is underway.

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

On June 4, 2013, in Starr-Blundell v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Lucy Mae Starr, to be 80% at fault, RJR Tobacco to be 10% at fault and the remaining defendant to be 10% at fault, and awarded $500,000 in compensatory damages.  The plaintiff alleged that as a result of smoking the defendants’ products, the decedent suffered from lung cancer and other smoking-related diseases and/or conditions, and sought an unspecified amount of damages.  The court entered final judgment in the amount of $50,000 against each defendant in November 2013.  The plaintiff filed a notice of appeal to the First DCA, and the defendants filed a notice of cross appeal in December 2013.  RJR Tobacco posted a supersedeas bond in the amount of $50,000 in December 2013.  On May 29, 2015, the First DCA affirmed the final judgment of the trial court, per curiam.    On June 29, 2015, the plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court.  On July 7, 2015, the Florida Supreme Court stayed the petition pending disposition of Soffer v. R. J. Reynolds Tobacco Co., described above.

On June 14, 2013, in Skolnick v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Leo Skolnick, to be 40% at fault, RJR Tobacco to be 30% at fault and the remaining defendant to be 30% at fault, and awarded $2.56 million in compensatory damages.  The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from lung cancer, and sought an unspecified amount of compensatory and punitive damages.  The court entered final judgment against RJR Tobacco in the amount of $766,500 in July 2013.  The defendants filed a joint notice of appeal to the Fourth DCA, and the plaintiff filed a notice of cross appeal in December 2013.  RJR Tobacco posted a supersedeas bond in the amount of $767,000 in March 2014.  On July 15, 2015, the Fourth DCA set aside the judgment and ordered a partial new trial.  The court held that the strict liability and negligence claims, on which the plaintiff had prevailed, were barred by a prior settlement entered into by the plaintiff in a separate action.  However, the court also held that the plaintiff’s concealment and conspiracy claims, on which the defendants had prevailed, must be re-tried due to an erroneous jury instruction on the statute of repose.  On September 2, 2015, the Fourth DCA denied the defendants’ motion for rehearing and the plaintiff’s motion for clarification.  The new trial has not been scheduled.

On June 19, 2013, in Thibault v. R. J. Reynolds Tobacco Co., a case pending in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Evelyn Thibault, to be 30% at fault and RJR Tobacco to be 70% at fault, and awarded $1.75 million in compensatory damages and $1.28 million in punitive damages.  The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from chronic obstructive pulmonary disease, and sought an unspecified amount of compensatory and punitive damages.  The court determined that comparative fault did not apply to reduce the amount of the verdict.  In June 2013, the court entered final judgment against RJR Tobacco in the amount of $3.03 million.  RJR Tobacco filed a

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

notice of appeal to the First DCA in August 2013.  RJR Tobacco posted a supersedeas bond in the amount of $3.03 million in September 2013.  On October 13, 2014, the First DCA affirmed the trial court’s judgment, per curiam.  The First DCA also certified a conflict to the Florida Supreme Court with Hess v. Philip Morris USA, Inc., described above.  On October 22, 2014, RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court.  The Florida Supreme Court stayed the case pending disposition of Hess v. Philip Morris USA Inc.  On April 2, 2015, in Hess, the Florida Supreme Court held that, in Engle Progeny cases, the defendants cannot raise a statute of repose defense to claims for concealment or conspiracy.  A decision on the notice to invoke the discretionary jurisdiction of the Florida Supreme Court is pending.  The Florida Supreme Court issued an order to show cause why it should not decline jurisdiction.  A response to the order to show cause was filed on October 13, 2015.

On September 20, 2013, in Gafney v. R. J. Reynolds Tobacco Co., a case pending in Palm Beach County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Frank Gafney, to be 34% at fault, RJR Tobacco to be 33% at fault and Lorillard Tobacco to be 33% at fault, and awarded $5.8 million in compensatory damages.  Punitive damages were not awarded.  The plaintiff alleged that as a result of smoking the defendants’ products, the decedent developed chronic obstructive pulmonary disease, and sought an unspecified amount of compensatory damages.  Final judgment was entered against RJR Tobacco in the amount of $1.9 million and Lorillard Tobacco in the amount of $1.9 million in September 2013.  The defendants filed a joint notice of appeal to the Fourth DCA, and RJR Tobacco and Lorillard Tobacco each posted supersedeas bonds in the amount of $1.9 million in November 2013.  The plaintiff filed a notice of cross appeal.  Briefing is complete.  Oral argument has not been scheduled.

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

On January 31, 2014, in Cheeley v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Georgia Cheeley, to be 50% at fault and RJR Tobacco to be 50% at fault, and awarded $3 million in compensatory damages and $2 million in punitive damages. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent suffered from one or more smoking-related conditions or diseases, and sought an unspecified amount of compensatory damages.  The court entered final judgment against RJR Tobacco in the amount of $1.5 million in compensatory damages and $2 million in punitive damages.  RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $3.5 million in April 2014.  The plaintiff filed a notice of cross appeal in May 2014.  Briefing is complete.  Oral argument has not been scheduled.

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

On February 18, 2014, in Goveia v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Orange County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Mary Goveia, to be 30% at fault, RJR Tobacco to be 35% at fault, and the remaining defendant to be 35% at fault, and awarded $850,000 in compensatory damages and $2.25 million in punitive damages against each defendant.  The plaintiff alleged that as a result of smoking the defendants’ products, the decedent became addicted and suffered from one or more smoking-related diseases and/or conditions, and sought an unspecified amount of compensatory and punitive damages.  Final judgment was entered in the amount of $297,500 in compensatory damages and $2.25 million in punitive damages against each defendant in April 2014.  The defendants filed a joint notice of appeal to the Fifth DCA, and RJR Tobacco posted a supersedeas bond in the amount of $2.5 million in April 2014.  The Fifth DCA affirmed the trial court’s judgment, per curiam, on June 30, 2015.  On July 15, 2015, the defendants filed a motion for a citation or, in the alternative, to extend the rehearing deadline and stay the issuance of the mandate.  On August 3, 2015, the Fifth DCA denied the motion.  RJR Tobacco paid approximately $3.23 million in satisfaction of the judgment on August 24, 2015.

On February 27, 2014, in Banks v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco.  The plaintiff alleged that as a result of using the defendants’ products, the decedent, George Banks, developed one or more smoking-related diseases and/or conditions, and sought an unspecified amount of compensatory damages.  The plaintiff’s motion for a new trial was denied, and the court entered final judgment in favor of RJR Tobacco and the other defendant in May 2014.  The plaintiff filed a notice of appeal to the Fourth DCA, and the defendants filed a notice of cross appeal in June 2014.  Briefing is underway.

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

On April 29, 2014, in Dupre v. Philip Morris USA Inc., a case filed in December 2007, in the Circuit Court, Manatee County, Florida, the court declared a mistrial because the jury was unable to reach a unanimous verdict.  The plaintiff alleged that the decedent, Richard Dupre, was addicted to cigarettes manufactured by the defendant, and as a result, developed one or more smoking-related diseases and/or conditions.  The plaintiff is seeking an unspecified amount of compensatory and punitive damages, costs and interest.  Retrial began on April 27, 2015.  On May 5, 2015, the court again declared a mistrial based on a surprise change in testimony of a witness.  Retrial is scheduled for March 28, 2016.

On May 16, 2014, in Burkhart v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the plaintiff to be 50% at fault, RJR Tobacco to be 25% at fault, Lorillard Tobacco to be 10% at fault and the remaining defendant to be 15% at fault, and awarded $5 million in compensatory damages and $1.25 million in punitive damages against RJR Tobacco, $500,000 in punitive damages against Lorillard Tobacco and $750,000 in punitive damages against the remaining defendant.  The plaintiff alleged that she became addicted to smoking cigarettes manufactured by the defendants and suffers from one or more smoking-related diseases and/or conditions.  The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and interest.  Final judgment was entered in June 2014, and did not include a reduction for comparative fault.  In September 2014, the court denied the defendants’ post-trial motions.  The defendants filed a joint notice of appeal to the Eleventh Circuit on October 10, 2014.  Oral argument occurred on September 29, 2015.  A decision is pending.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

On August 27, 2014, in Gore v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Indian River County, Florida, the court declared a mistrial because the jury returned a potentially inconsistent verdict.  The jury found for the plaintiff on liability, but awarded no compensatory damages and determined that the plaintiff was entitled to punitive damages.  The plaintiff alleged that as a result of using the defendants’ products, the decedent, Gloria Gore, suffered from addiction and one or more smoking-related diseases and/or conditions.  The plaintiff sought an unspecified amount of damages.  Retrial began on March 9, 2015.  On March 26, 2015, the jury returned a verdict in favor of the plaintiff, found the decedent 54% at fault, RJR Tobacco 23% at fault and the remaining defendant 23% at fault, and awarded $2 million in compensatory damages.  Punitive damages were not awarded.  Post-trial motions were denied, and final judgment was entered against RJR Tobacco and the remaining defendant each in the amount of $460,000 in September 2015.  RJR Tobacco posted a supersedeas bond in the amount of $460,000 in September 2015, and in October 2015, the defendants filed a joint notice of appeal to the Fourth DCA.  Briefing is underway.

On August 28, 2014, in Wilcox v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Cleston Wilcox, to be 30% at fault and RJR Tobacco to be 70% at fault, and awarded $7 million in compensatory damages and $8.5 million in punitive damages.  The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from addiction and one or more smoking-related diseases and/or conditions.  The plaintiff sought an unspecified amount of damages, taxable costs and interest.  Final judgment was entered in September 2014 against RJR Tobacco in the amount of $4.9 million in compensatory damages and $8.5 million in punitive damages.  RJR Tobacco filed a notice of appeal to the Third DCA and posted a supersedeas bond in the amount of $5 million in February 2015.  Briefing is underway.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On September 5, 2014, in Baum v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco.  The plaintiff alleged that as a result of using the defendants’ products, the decedent, Paul Baum, suffered from one or more smoking-related diseases and/or conditions.  The plaintiff sought an unspecified amount of compensatory damages, costs and interest.  The plaintiff’s motion for a new trial was denied in November 2014.  In December 2014, the plaintiffs filed a notice of appeal to the Third DCA.  The defendants filed a notice of cross appeal in January 2015.  On September 30, 2015, the Third DCA dismissed the plaintiff’s appeal and the defendants voluntarily dismissed their cross appeal.

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

On November 7, 2014, in Taylor v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the plaintiff to be 42% at fault and RJR Tobacco to be 58% at fault, and awarded approximately $4.5 million in compensatory damages and approximately $521,000 in punitive damages.  The plaintiff alleged that as a result of using the defendant’s products, she suffers from chronic obstructive pulmonary disease and peripheral vascular disease.  The plaintiff sought an unspecified amount of compensatory damages.  Post-trial motions were denied, and final judgment was entered in the amount of approximately $4.64 million against RJR Tobacco in November 2014.  RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of approximately $4.64 million in December 2014.  Oral argument occurred on October 14, 2015.  On October 20, 2015, the First DCA affirmed the judgment of the trial court, per curiam.

On November 18, 2014, in Schleider v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Andrew Schleider, to be 30% at fault and RJR Tobacco to be 70% at fault, and awarded $21 million in compensatory damages.  The plaintiff alleged that as a result of the use of the defendant’s products, the decedent suffered from lung cancer and one or more smoking-related diseases and/or conditions.  The plaintiff sought an unspecified amount of damages plus taxable costs and interest.  In June 2015, post-trial motions were denied, and final judgment was entered against RJR Tobacco in the amount of $14.7 million.  RJR Tobacco filed a notice of appeal to the Third DCA and posted a supersedeas bond in the amount of $5 million on July 16, 2015.  On September 1, 2015, RJR Tobacco filed a motion to stay the appeal pending the decision by the Florida Supreme Court in Ciccone v. R. J. Reynolds Tobacco Co., described above.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On November 21, 2014, in Perrotto v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Nicholas Perrotto, to be 49% at fault, RJR Tobacco to be 20% at fault, Lorillard Tobacco to be 6% at fault and the remaining defendant to be 25% at fault, and awarded approximately $4.1 million in compensatory damages, but refused to award punitive damages.  The plaintiff alleged that as the result of the use of the defendants’ products, the decedent suffered from one or more smoking-related diseases and/or conditions.  The plaintiff sought an unspecified amount of damages, taxable costs and recoverable interest.  Final judgment was entered against RJR Tobacco in the amount of approximately $818,000 and against Lorillard Tobacco in the amount of approximately $245,000, and in December 2014, the plaintiff and the defendants filed motions for a new trial.  Decisions are pending.

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

On February 24, 2015, in Caprio v. R. J. Reynolds Tobacco Co., a jury advised the court that it could not reach a unanimous verdict.  The court directed the jury to complete the verdict form on those individual verdict questions where there was unanimous agreement. The jury did not reach unanimous agreement on all questions and completed only part of the verdict form. The defendants moved for a mistrial, and the plaintiff moved for entry of a partial verdict.  The Court requested post-trial briefing.  In May 2015, the court advised that it accepted the questions answered by the jurors as a partial verdict.  The court also denied the defendants’ post-trial motions.  A new trial will be held on the remaining issues, including comparative fault allocation.  The defendants filed a notice of appeal to the Fourth DCA on May 26, 2015.  The plaintiff filed a motion to dismiss the appeal on June 16, 2015. A decision on the motion to dismiss the appeal is pending.  Briefing in the appeal is underway.

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

On April 2, 2015, in Ryan v. R. J. Reynolds Tobacco Co., a case filed in August 2007, in the Circuit Court, Broward County, Florida, the court declared a mistrial due to the opinion being issued by the Florida Supreme Court in Hess v. Philip Morris USA Inc.  The plaintiff alleges that as a result of using the defendants’ products, he developed chronic obstructive pulmonary disease.  The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and interest.  Retrial began on April 8, 2015.  On April 17, 2015, the jury returned a verdict in favor of the plaintiff, found the plaintiff to be 35% at fault and RJR Tobacco to be 65% at fault and awarded $21.5 million in compensatory damages and $25 million in punitive damages.  In May 2015, RJR Tobacco filed its post-trial motions, and final judgment was entered against RJR Tobacco in the amount of $21.5 million in compensatory damages and $25 million in punitive damages.  Post-trial motions are pending.

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

On June 18, 2015, in Hardin v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Thomas Hardin, to be 87% at fault and RJR Tobacco to be 13% at fault, and awarded $776,000 in compensatory damages.  Punitive damages were not awarded.  The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from one or more smoking-related diseases or conditions, and sought an unspecified amount of compensatory and punitive damages, costs and interest.  Final judgment was entered against RJR Tobacco in the amount of $100,880 in June 2015.  Post-trial motions are pending.

On July 13, 2015, in McCoy v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Glodine McCoy, 35% at fault, RJR Tobacco 25% at fault, Lorillard Tobacco 20% at fault and the remaining defendant 20% at fault, and awarded $1.5 million in compensatory damages.  The jury also awarded $3 million in punitive damages against each defendant.  The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from lung cancer and other smoking-related diseases and/or conditions.  The plaintiff sought an unspecified amount of compensatory and punitive damages, recoverable costs and interest.  In August 2015, the court entered final judgment against RJR Tobacco, RJR Tobacco as successor by merger to Lorillard Tobacco, and the remaining defendant, jointly and severally, in the amount of $1.5 million in compensatory damages and $3 million in punitive damages against each of RJR Tobacco, RJR Tobacco as successor by merger to Lorillard Tobacco, and the remaining defendant.  Post-trial motions are pending.

On July 29, 2015, in Collar v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Indian River County, Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco.  The plaintiff alleged that as a result of using the defendants’ products, she suffers from chronic obstructive pulmonary disease and heart disease.  The plaintiff sought an unspecified amount of damages, costs and interest.  Final judgment was entered in September 2015.  Post-trial motions are pending.  On October 13, 2015, the plaintiff filed a notice of appeal to the Fourth DCA.

On August 7, 2015, in Block v. R. J. Reynolds Tobacco Co., a case filed in October 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Lillian Kaplan, 50% at fault, RJR Tobacco 50% at fault, and awarded approximately $1.03 million in compensatory damages and $800,000 in punitive damages.  The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from chronic obstructive pulmonary disease and emphysema.  The plaintiff sought an unspecified amount of compensatory damages, costs and interest.  Final judgment was entered against RJR Tobacco in the amount of approximately $926,000 in compensatory damages and $800,000 in punitive damages in September 2015.  Post-trial motions are pending.

On August 18, 2015, in Santos v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of RJR Tobacco.  The plaintiff alleged that as a result of using the defendant’s products, the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

decedent, Renato Santos, suffered from emphysema and chronic obstructive pulmonary disease.  The plaintiff sought, among other forms of relief, an unspecified amount of compensatory and punitive damages.  Final judgment was entered on September 21, 2015.  At this time, it is unknown if the plaintiff will seek further review.

On September 1, 2015, in Lewis v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Volusia County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Rosemary Lewis, 75% at fault, RJR Tobacco 25% at fault, and awarded $750,000 in compensatory damages.  Punitive damages were not awarded.  The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from one or more smoking-related diseases or conditions.  The plaintiff sought an unspecified amount of compensatory and punitive damages.  Post-trial motions are pending.

On September 8, 2015, in Cooper v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the plaintiff 50% at fault, RJR Tobacco 40% at fault and the remaining defendant 10% at fault, and awarded $4.5 million in compensatory damages.  Punitive damages were not awarded.  The plaintiff alleged that as a result of using the defendants’ products, she suffers from one or more smoking-related diseases or conditions, and sought an unspecified amount of compensatory and punitive damages, costs and interest.  Final judgment has not been entered.  Post-trial motions are pending.

On September 11, 2015, in Duignan v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Pinellas County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Douglas Duignan, 33% at fault, RJR Tobacco 30% at fault, the remaining defendant 37% at fault, and awarded $6 million in compensatory damages and $2.5 million in punitive damages against RJR Tobacco and $3.5 million in punitive damages against the remaining defendant.  The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from lung cancer.  The plaintiff sought an unspecified amount of compensatory damages, punitive damages, taxable costs and interest.  Final judgment was entered against RJR Tobacco and the remaining defendant in the amount of $6 million in compensatory damages and $2.5 million in punitive damages against RJR Tobacco and $3.5 million in punitive damages against the remaining defendant.  Post-trial motions are pending.

On September 11, 2015, in O’Hara v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Garry O’Hara, 15% at fault and RJR Tobacco 85% at fault, and awarded $14.7 million in compensatory damages and $20 million in punitive damages.  The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from one or more smoking-related diseases or conditions.  The plaintiff sought an unspecified amount of compensatory and punitive damages.  Final judgment was entered in September 2015 against RJR Tobacco in the amount of $14.7 million in compensatory damages and $20 million in punitive damages.  Post-trial motions are pending.

On October 5, 2015, in Gordon v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Charlotte County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Ann Gordon, 98% at fault and RJR Tobacco 2% at fault, and awarded $5,000 in compensatory damages.  The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from one or more smoking-related diseases or conditions.  The plaintiff sought an unspecified amount of damages plus taxable costs and interest.  Final judgment has not been entered.

On October 6, 2015, in Marchese v. R. J. Reynolds Tobacco Co., a case filed in April 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Salvatore Gertrude, 55% at fault, RJR Tobacco 22.5% at fault, and the remaining defendant 22.5% at fault, and awarded $1 million in compensatory damages.  The jury also awarded $250,000 in punitive damages against each defendant.  The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from one or more smoking-related diseases or conditions.  The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and interest.  Final judgment has not been entered.

Broin II Cases

RJR Tobacco, B&W and other cigarette manufacturer defendants settled Broin v. Philip Morris, Inc. in October 1997. This case had been brought in Florida state court on behalf of flight attendants alleged to have suffered from diseases or ailments caused by exposure to ETS in airplane cabins. The settlement agreement required the participating tobacco companies to pay a total of $300 million in three annual $100 million installments, allocated among the companies by market share, to fund research on the early detection and cure of diseases associated with tobacco smoke. It also required those companies to pay a total of $49 million for the plaintiffs’ counsel’s fees and expenses. RJR Tobacco’s portion of these payments was approximately $86 million; Lorillard Tobacco’s portion of these payments was approximately $57 million; and B&W’s portion of these payments was approximately $31 million. The settlement agreement bars class members from bringing aggregate claims or obtaining punitive damages and also bars individual claims to the extent that they are based on fraud, misrepresentation, conspiracy to commit fraud or misrepresentation, RICO, suppression, concealment or any other alleged intentional or willful conduct. The defendants agreed that, in any individual case brought by a class member, the defendant will bear the burden of proof with respect to whether ETS can cause certain specifically

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

enumerated diseases, referred to as “general causation.” With respect to all other issues relating to liability, including whether an individual plaintiff’s disease was caused by his or her exposure to ETS in airplane cabins, referred to as “specific causation,” the individual plaintiff will have the burden of proof. On September 7, 1999, the Florida Supreme Court approved the settlement. The Broin II cases arose out of the settlement of this case.

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

As of September 30, 2015, there were 2,540 Broin II lawsuits pending in Florida.  There have been no Broin II trials since 2007.

Class-Action Suits

Overview.  As of September 30, 2015, 12 class-action cases, excluding the shareholder cases described below, were pending in the United States against RJR Tobacco, Lorillard Tobacco, RJR Vapor or their affiliates or indemnitees.  These class actions seek recovery for personal injuries allegedly caused by cigarette smoking or, in some cases, for economic damages allegedly incurred by cigarette or e-cigarette purchasers.

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

E-cigarette class-action cases are pending against RJR Vapor, RAI, and other RAI affiliates in California.  In general, the plaintiffs allege that RJR Vapor, Lorillard Tobacco, and other RAI affiliates made false and misleading claims that e-cigarettes are less hazardous than other cigarette products or failed to disclose that e-cigarettes expose users to certain substances.  The cases typically are filed pursuant to state consumer protection and related statutes and seek recovery of economic damages.

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

Camel Cash Cases.  Sateriale v. R. J. Reynolds Tobacco Co., is a class action filed in November 2009 in the U.S. District Court for the Central District of California relating to the termination of a series of promotions by RJR Tobacco’s CAMEL brand from 1991 to 2007 known as “Camel Cash.”  The plaintiffs originally brought the case on behalf of a putative class of all persons who tried unsuccessfully to redeem Camel Cash certificates from October 1, 1991 through March 31, 2007, or who held Camel Cash certificates as of March 31, 2007. The plaintiffs alleged that RJR Tobacco failed to have any rewards available during the final promotional period.  The plaintiffs alleged claims based on the California Unfair Competition Law, the California Consumer Legal Remedies Law, breach of contract and promissory estoppel, and the plaintiffs sought injunctive relief, actual damages, costs and expenses. In January 2010, RJR Tobacco filed a motion to dismiss.  In February 2010, the plaintiffs filed an amended complaint.  In the amended complaint, the proposed class definition changed to a class consisting of all persons who reside in the U.S. and tried unsuccessfully to redeem Camel Cash certificates, also referred to as C-Notes, from October 1, 2006 to March 31, 2007.  The plaintiffs also proposed a California subclass consisting of persons in California meeting the same criteria.  In May 2010, RJR Tobacco’s motion to dismiss the amended complaint for lack of subject matter jurisdiction and, alternatively, for failure to state a claim was granted with leave to amend.  The plaintiffs filed a second amended complaint.  In July 2010, RJR Tobacco’s motion to dismiss the second amended complaint was granted with leave to amend.  The plaintiffs filed a third amended complaint, and RJR Tobacco filed a motion to dismiss in September 2010.  In December 2010, the district court granted RJR Tobacco’s motion to dismiss with prejudice and entered final judgment.   In January 2011, the plaintiffs filed a notice of appeal.  In July 2012, the U.S. Court of Appeals for the Ninth Circuit,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

referred to as the Ninth Circuit, affirmed the dismissal of the plaintiffs’ claims under the California Unfair Competition Law and the California Consumer Legal Remedies Acts and reversed the dismissal of the plaintiffs’ claims for promissory estoppel and breach of contract.  In October 2012, the Ninth Circuit denied RJR Tobacco’s motion for rehearing or rehearing en banc.  RJR Tobacco filed its answer to the plaintiffs’ third amended complaint in December 2012.  Following the completion of discovery in June 2014, RJR Tobacco filed a motion for summary judgment, and the plaintiffs filed a motion for class certification.  On December 19, 2014, the district court denied RJR Tobacco’s motion for summary judgment, declined to certify a national class, found that the plaintiffs’ promissory estoppel claim could not be tried on a class basis, and, on the plaintiffs’ breach of contract claim, certified a class of “all persons in California who, as adult smokers, were assigned registration numbers by RJR Tobacco, collected C-Notes, and held C-Notes as of October 1, 2006.”  In January 2015, RJR Tobacco filed motions for reconsideration of the district court’s order on class certification and summary judgment.  On April 8, 2015, the district court denied both of RJR Tobacco’s motions for reconsideration.  On April 22, 2015, RJR Tobacco filed a petition with the Ninth Circuit for leave to appeal the district court’s order granting class certification.    The Ninth Circuit denied the petition for leave to appeal on July 30, 2015.  In May 2015, the court denied the plaintiffs’ motion to add residents of New York, South Dakota and Iowa into the certified class.  On June 17, 2015, the court denied RJR Tobacco’s motion to certify an interlocutory appeal of the district court’s denial of RJR Tobacco’s motion for summary judgment.  On July 8, 2015, RJR Tobacco’s motion for leave to reopen discovery was granted.  Discovery since has been stayed, and trial is scheduled to begin on January 26, 2016.

In Feinman v. R. J. Reynolds Tobacco Co., a putative class action filed in September 2015, in the U.S. District Court for the Southern District of New York, the plaintiff brought a case against RJR Tobacco on behalf of a putative class of residents of New York, Iowa and South Dakota who were excluded from the California class in Sateriale; namely, all persons who resided in New York, Iowa or South Dakota as of October 1, 2006, and who, as adult smokers, purchased Camel-brand filtered cigarettes along with C-notes, collected C-notes and held C-notes as of October 1, 2006.  The plaintiff alleges breach of contract claims based on the termination of a series of promotions by RJR Tobacco’s Camel brand from 1991 to 2007 known as “Camel Cash.”  On September 28, 2015, RJR Tobacco accepted service of process of the complaint.

E-Cigarette Cases.  In Diek v. Lorillard Tobacco Co., a putative class action filed in April 2015, in the Superior Court of California, Orange County, the plaintiff brought a case against Lorillard Tobacco and two affiliated entities on behalf of a putative class of purchasers of one or more blu brand e-cigarettes, including e-juices, components thereof, cartridges or accessories sold by the defendants.  The plaintiff alleges that certain advertising, marketing and packaging materials for blu brand e-cigarettes made deceptive claims and omitted material information.  The plaintiff seeks injunctive relief under California Civil Code §1,750 et seq., injunctive and equitable relief under California Business & Professions Code §17,200 et seq., injunctive relief and damages under California Business and Professions Code §17,500 et seq., and damages for purported breaches of express warranty.  On June 18, 2015, pursuant to the terms of the Asset Purchase Agreement, RAI tendered the defense of this action to, and sought indemnification for this action from, Imperial Sub.  On June 26, 2015, the defendants removed the action to the U.S. District Court for the Central District of California.  On October 2, 2015, the plaintiffs filed an amended complaint naming as defendants RAI, two RAI affiliates, Imperial Sub, and two Imperial Sub affiliates.  Imperial Sub agreed to indemnify RAI and assumed the defense of this case.

In Whitney v. ITG Brands, LLC, a putative class action filed in September 2015, in the U.S. District Court for the Northern District of California, the plaintiff brought a case against RAI, an RAI affiliate, Imperial Sub, and an Imperial Sub affiliate on behalf of a putative class of purchasers of blu brand e-cigarettes.  The plaintiff alleges that certain advertising, marketing and packaging materials for blu brand e-cigarettes failed to advise purchasers and users that they potentially could be exposed to formaldehyde.  The plaintiff asserts claims under California Business & Professions Code §17,200 et seq. and California Civil Code § 1,750 et seq. and seeks declaratory relief, restitution, disgorgement, injunctive relief and damages.  On September 18, 2015, pursuant to the terms of the Asset Purchase Agreement, RAI tendered the defense of this action to, and sought indemnification for this action from, Imperial Sub.  Imperial Sub has agreed to indemnify RAI and its affiliate and assumed the defense of this case.

In Harris v. R. J. Reynolds Vapor Co., a putative class action filed in September 2015, in the U.S. District Court for the Northern District of California, the plaintiff brought a case against RJR Vapor on behalf of a putative class of purchasers of VUSE e-cigarettes.  The plaintiff alleges that certain advertising, marketing and packaging materials for VUSE e-cigarettes failed to advise purchasers and users that they potentially could be exposed to formaldehyde and acetaldehyde.  The plaintiff asserts claim under California Business & Professions Code § 17,200 et seq. and California Civil Code § 1,750 et seq. and seeks declaratory relief, restitution, disgorgement, injunctive relief and damages.  RJR Vapor accepted service of process on September 23, 2015.

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

Many of these “lights” cases were stayed pending review of the Good v. Altria Group, Inc. case by the U.S. Supreme Court. In that “lights” class-action case against Altria Group, Inc. and Philip Morris USA Inc., the U.S. Supreme Court decided that these claims are

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

not preempted by the Federal Cigarette Labeling and Advertising Act or by the Federal Trade Commission’s, referred to as FTC, historic regulation of the industry. Since this decision in December 2008, a number of the stayed cases have become active again.

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

In Turner v. R. J. Reynolds Tobacco Co., a case filed in February 2000, in Circuit Court, Madison County, Illinois, a judge certified a class in November 2001. In June 2003, RJR Tobacco filed a motion to stay the case pending Philip Morris’s appeal of the Price v. Philip Morris, Inc. case mentioned above, which the judge denied in July 2003. In October 2003, the Illinois Fifth District Court of Appeals denied RJR Tobacco’s emergency stay/supremacy order request. In November 2003, the Illinois Supreme Court granted RJR Tobacco’s motion for a stay pending the court’s final appeal decision in Price. On October 11, 2007, the Illinois Fifth District Court of Appeals dismissed RJR Tobacco’s appeal of the court’s denial of its emergency stay/supremacy order request and remanded the case to the Circuit Court. A status conference is scheduled for November 18, 2015.

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

A “lights” class-action case is pending against each of RJR Tobacco and B&W in Missouri. In Collora v. R. J. Reynolds Tobacco Co., a case filed in May 2000 in Circuit Court, St. Louis County, Missouri, a judge in St. Louis certified a class in December 2003. In April 2007, the court granted the plaintiffs’ motion to reassign Collora and the following cases to a single general division: Craft v. Philip Morris USA Inc. and Black v. Brown & Williamson Tobacco Corp., discussed below. In April 2008, the court stayed the case pending U.S. Supreme Court review in Good v. Altria Group, Inc. A nominal trial date of January 10, 2011 was scheduled, but it did not proceed at that time.  A status conference is scheduled for February 22, 2016.

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

No Additive/Natural Claim Cases.  In Brattain v. Santa Fe Natural Tobacco Co., a putative class action filed in October 2015, in the U.S. District Court for the Northern District of California, the plaintiff brought the case against SFNTC and RAI on behalf of a

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

putative class of purchasers of Natural American Spirit brand cigarettes.  The plaintiff alleges that use of the words “natural,” “100% additive free,” and “organic” suggests that Natural American Spirit brand cigarettes are healthier than or present reduced health risks as compared to other cigarettes.  The plaintiff asserts claims based on alleged violations of the California Business & Professions Code § 17,500 et seq., California Business & Professions Code § 17,200 et seq. and California Civil Code § 1,750 et seq., and seeks injunctive relief, restitution, disgorgement, compensatory damages, attorneys’ fees, costs and prejudgment and post-judgment interest.  SFNTC and RAI were served on October 12 and 13, 2015, respectively.

In Sproule v. Santa Fe Natural Tobacco Co., a putative class action filed in September 2015, in the U.S. District Court for the Southern District of Florida, the plaintiff brought a case against SFNTC and RAI on behalf of a putative class of purchasers of Natural American Spirit brand cigarettes.  The plaintiff alleges that use of the words “natural,” “additive-free,” “organic,” and “unadulterated tobacco product,” suggests that Natural American Spirit brand cigarettes are healthier than or present reduced health risks as compared to other cigarettes.  The plaintiff asserts claims as to SFNTC based on alleged violations of the Florida Deceptive and Unfair Trade Practices Act, as well as claims for fraud, negligent misrepresentation, unjust enrichment, and, as to RAI, for aiding and abetting and vicarious liability.  The plaintiff seeks injunctive relief, including medical monitoring and smoking cessation programs, compensatory damages, prejudgment and post-judgment interest, attorneys’ fees and punitive damages.  SFNTC and RAI were served on October 16, 2015.

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

In Parsons v. A C & S, Inc., a case filed in February 1998 in Circuit Court, Ohio County, West Virginia, the plaintiff sued asbestos manufacturers, U.S. cigarette manufacturers, including RJR Tobacco, B&W, Lorillard Tobacco, and parent companies of U.S. cigarette manufacturers, including RJR and Lorillard, seeking to recover $1 million in compensatory and punitive damages individually and an unspecified amount for the class in both compensatory and punitive damages. The class was brought on behalf of persons who allegedly have personal injury claims arising from their exposure to respirable asbestos fibers and cigarette smoke. The plaintiffs allege that Mrs. Parsons’ use of tobacco products and exposure to asbestos products caused her to develop lung cancer and to become addicted to tobacco.  In December 2000, three defendants, Nitral Liquidators, Inc., Desseaux Corporation of North America and Armstrong World Industries, filed bankruptcy petitions in the U.S. Bankruptcy Court for the District of Delaware, In re Armstrong World Industries, Inc. Pursuant to section 362(a) of the Bankruptcy Code, Parsons is automatically stayed with respect to all defendants who filed for bankruptcy.  The case remains pending against the other defendants, including RJR Tobacco and Lorillard Tobacco, but it has long been dormant.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Filter Cases

Claims have been brought against Lorillard Tobacco and Lorillard by individuals who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by a predecessor to Lorillard Tobacco for a limited period of time ending more than 50 years ago. As of September 30, 2015, Lorillard Tobacco and/or Lorillard was a defendant in 63 Filter Cases.  Since January 1, 2012, Lorillard Tobacco has paid, or has reached agreement to pay, a total of approximately $51.3 million in settlements to finally resolve 184 claims asserted in Filter Cases.

Pursuant to the terms of a 1952 agreement between P. Lorillard Company and H&V Specialties Co., Inc. (the manufacturer of the filter material), Lorillard Tobacco is required to indemnify Hollingsworth & Vose for legal fees, expenses, judgments and resolutions in cases and claims alleging injury from finished products sold by P. Lorillard Company that contained the filter material.

On September 13, 2013, the jury in DeLisle v. A. W. Chesterton Company, a case tried in the Circuit Court for the 17th Judicial Circuit, Broward County, Florida, found in favor of the plaintiffs as to their claims for negligence and strict liability, and awarded $8 million. Lorillard Tobacco is responsible for 44%, or $3.52 million. Judgment was entered on November 6, 2013. Lorillard Tobacco filed its notice of appeal on November 18, 2013.  Briefing is complete.  Oral argument has not been scheduled.

Health-Care Cost Recovery Cases

Health-care cost recovery cases have been brought by a variety of plaintiffs. Other than certain governmental actions, these cases largely have been unsuccessful on remoteness grounds, which means that one who pays an injured person’s medical expenses is legally too remote to maintain an action against the person allegedly responsible for the injury.

As of September 30, 2015, two health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, Lorillard Tobacco, or all three, as discussed below after the discussion of the State Settlement Agreements.  A limited number of claimants have filed suit against RJR Tobacco, one of its affiliates, and other tobacco industry defendants to recover funds for health care, medical and other assistance paid by foreign provincial governments in treating their citizens.  For additional information on these cases, see “— International Cases” below.

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

Post-remand proceedings are underway to determine the extent to which the original order will be implemented.  On December 22, 2010, the district court dismissed B&W from the litigation.  On March 3, 2011, the defendants filed a motion for vacatur, in which they moved to vacate the district court’s injunctions and factual findings and dismiss the case in its entirety.  The court denied the motion on June 1, 2011.  The defendants filed a notice of appeal.  In addition, the parties to the lawsuit entered into an agreement concerning certain technical obligations regarding their public websites.  Pursuant to this agreement, RJR Tobacco agreed to deposit $3.125 million, and Lorillard Tobacco agreed to deposit $650,000, over three years into the registry of the district court.  Those deposits are now complete.  In July 2012, the D.C. Circuit affirmed the district court’s denial of the defendants’ motion to vacate the injunctions.  In November 2012, the trial court entered an order wherein the court determined the language to be included in the text of the corrective statements and directed the parties to engage in discussions with the Special Master to implement them.  After extensive mediation led the parties to an implementation agreement, the district court entered an implementation order on June 2, 2014.  The defendants filed a consolidated appeal challenging both the content of the court-ordered statements and the requirement that those statements be published in redundant media.  On May 22, 2015, the D.C. Circuit reversed the corrective statements order in part, affirmed in part, and remanded to the district court for further proceedings.  On June 30, 2015, the district court held a status conference to discuss briefing and scheduling of future submissions in light of the D.C. Circuit’s decision on the corrective statement issue.  On July 7, 2015, the U.S. Department of Justice filed a motion for rehearing with the D.C. Circuit, which was denied on August 5, 2015.  On August 20, 2015, the district court directed the parties to undertake mediation in order to attempt to reach agreement on the wording of the corrective-statements preamble.  The parties were unable to reach agreement.  On October 1, 2015, the district court held a status conference at which it ordered the parties to propose new corrective-statements preambles and brief their proposals in October and November 2015.  Proceedings on remand remain ongoing.  In light of the corrective-statements implementation order, $20 million has been accrued for the estimated costs of the corrective communications and is included in the condensed consolidated balance sheet (unaudited) as of September 30, 2015.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

   Separately, on June 8, 2015, the district court entered an order authorizing the transfer of certain cigarette brands and businesses to Imperial Sub and subjecting Imperial Sub and two of its affiliates—Commonwealth Brands, Inc. and Commonwealth-Altadis, Inc.—to the jurisdiction of the district court in this case.  The district court’s authorization was required prior to the transfer of the brands, in the Divestiture, from RJR Tobacco and Lorillard Tobacco to Imperial Sub.

Native American Tribe Case.  As of September 30, 2015, one Native American tribe case was pending before a tribal court against RJR Tobacco, B&W and Lorillard Tobacco, Crow Creek Sioux Tribe v. American Tobacco Co., a case filed in September 1997 in Tribal Court, Crow Creek Sioux, South Dakota. The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant.

International Cases.  Each of the ten Canadian provinces has filed a health-care cost recovery action against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates.  In these actions, the Canadian provinces are seeking to recover for health care, medical and other assistance paid and to be paid in treating their citizens for tobacco-related disease.  Pursuant to the terms of the 1999 sale of RJR Tobacco’s international tobacco business, RJR Tobacco has tendered the defense of these actions to JTI. Subject to a reservation of rights, JTI has assumed the defense of RJR Tobacco and its affiliate in these actions.

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

•

Quebec - In June 2012, a case was filed on behalf of the Province of Quebec, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Superior Court of the Province of Quebec, District of Montreal.  The claim is brought pursuant to legislation enacted in Quebec in 2009, which legislation is substantially similar to the revised British Columbia statute described above.  In this action, the Quebec government seeks to recover essentially the same types of damages that are being sought in the British Columbia and other provincial actions described above based on analogous theories of liability.  RJR Tobacco and its affiliate have brought a motion challenging the jurisdiction of the Quebec court, which was dismissed.  RJR Tobacco and its affiliate filed defenses in December 2014.  Pretrial discovery is ongoing.  Separately, in August 2009, certain Canadian manufacturers filed a constitutional challenge to the Quebec statute, which was dismissed.  An appeal from that decision was dismissed on September 28, 2015.

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

State Settlement Agreements—Enforcement and Validity; Adjustments

As of September 30, 2015, there were 27 cases concerning the enforcement, validity or interpretation of the State Settlement Agreements in which RJR Tobacco, B&W or Lorillard Tobacco is a party. This number includes those cases, discussed below, relating to disputed payments under the State Settlement Agreements.

In May 2006, the State of Florida filed a motion, in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida, to enforce the Florida Settlement Agreement, for an Accounting by Brown & Williamson Holdings, Inc., and for an Order of Contempt.  The State asserts that B&W failed to report in its net operating profit on its shipments, cigarettes manufactured by B&W under contract for Star Tobacco or its parent, Star Scientific, Inc.  The State is seeking approximately $12.4 million in additional payments under the Florida Settlement Agreement, as well as $17.0 million in interest payments. This matter is currently in the discovery phase.

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

As a result of the partial settlement of certain NPM Adjustment claims, as described in more detail below, as well as the earlier decisions not to contest the diligent enforcement of 12 states, two of which are participants in the partial settlement, and the four U.S. territories, only 15 contested settling states required state specific diligent enforcement rulings.  State specific evidentiary hearings were completed as of the end of May 2013.

On September 11, 2013, the Arbitration Panel issued rulings with respect to the 15 remaining contested states.  The Arbitration Panel ruled that six states (representing approximately 14.68% allocable share) – Indiana, Kentucky, Maryland, Missouri, New Mexico and Pennsylvania – had not diligently enforced their Qualifying Statutes in 2003.  As a result of these rulings, it was expected that each of RJR Tobacco and Lorillard Tobacco was entitled to the maximum remaining amount with respect to its 2003 NPM Adjustment claim – approximately $266 million and $47 million, respectively, plus interest and earnings.  All six states that were found “non-diligent” by the Arbitration Panel filed motions to vacate and/or modify the diligent enforcement rulings on the 2003 NPM Adjustment claim.  The state courts in Pennsylvania and Missouri entered orders affecting the settlement payment calculations.  Both courts modified the judgment reduction method that had been adopted by the Arbitration Panel, the effect of which was to reduce RJR Tobacco’s and Lorillard Tobacco’s recovery from these two states by a total of $75 million and $13 million, respectively.  Similar motions filed by Maryland were denied by its state court, and the State filed appeals.  The orders in Pennsylvania and Missouri have been appealed by RJR Tobacco and the other PMs.  On April 10, 2015, the intermediate appellate court in Pennsylvania upheld the trial court ruling modifying the judgment reduction method adopted by the Arbitration Panel.  RJR Tobacco is appealing that ruling.  On September 22, 2015, the intermediate appellate court in Missouri reversed the trial court ruling modifying the judgment reduction method adopted by the Arbitration Panel and reinstated the Panel’s approach.  On October 2, 2015, the intermediate appellate court in Maryland reversed the trial court and modified the judgment reduction method adopted by the Arbitration Panel, the effect of which was to reduce RJR Tobacco’s and Lorillard Tobacco’s recovery from this state by a total of $21.2 million and $3.7 million, respectively.

Separately, two of the states found to be “non-diligent,” Kentucky and Indiana, subsequently joined the partial settlement of certain NPM Adjustment claims, as described in more detail below.  As a result, RJR Tobacco now estimates that the maximum remaining amount of its claim and Lorillard Tobacco’s claim with respect to the 2003 NPM Adjustment claim is $197 million and $35 million, respectively, plus interest and earnings, and before reduction for the impact of the Pennsylvania and Maryland court orders.

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

During the first quarter of 2015, RJR Tobacco reviewed the status of the various challenges filed by the non-diligent states to certain rulings of the Arbitration Panel.  Two of the non-diligent states, Pennsylvania and Missouri, are no longer challenging the findings of non-diligence entered against them by the Arbitration Panel.  As a result, notwithstanding the orders entered by the trial courts in those two states that modified the judgment reduction method adopted by the Arbitration Panel to account for the partial settlement of certain NPM Adjustment claims and RJR Tobacco’s pending appeals of those rulings, a certain portion of the potential

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

recovery from these two states is now certain and can be estimated.  Consequently, RJR Tobacco recognized $70 million as a reduction of cost of products sold in RAI’s condensed consolidated statement of income (unaudited) for the nine months ended September 30, 2015.  Until such time as the various remaining state motions challenging the rulings of the Arbitration Panel have been resolved, including any necessary appeals, uncertainty exists as to the timing, process and amount of RJR Tobacco’s ultimate recovery with respect to its remaining share of the 2003 NPM Adjustment claim.  Due to the uncertainty over the final resolution of these additional challenges impacting the remaining amount of RJR Tobacco’s 2003 NPM Adjustment claim, no additional amounts resulting from the rulings of the Arbitration Panel for the remaining four non-diligent states have been recognized in RAI’s condensed consolidated financial statements (unaudited) as of September 30, 2015.

NPM Adjustment Claims for 2004-2014.  From 2006 to 2008, proceedings (including significant factor arbitrations before an independent economic consulting firm) were initiated with respect to the NPM Adjustment for 2004, 2005 and 2006. Ultimately, the Adjustment Requirements were satisfied with respect to each of these NPM Adjustments.

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

Discussions have been underway with the jurisdictions that have not joined the Term Sheet, described below, to initiate arbitration proceedings with respect to the 2004 NPM Adjustment.  On June 3, 2015, Philip Morris USA Inc. and 17 of the non-Term Sheet states executed a separate agreement that states that: (1) the parties to that agreement will arbitrate only one issue, diligent enforcement and any other issue to which Philip Morris USA Inc. and the 17 non-Term Sheet states jointly agree in the future may be included in the arbitration; and (2) issues between RJR Tobacco and Philip Morris USA Inc. that are necessary to determine the amount of the 2004 NPM Adjustment owed to each of them will not be included in that arbitration.  In September 2015, RJR Tobacco filed motions in the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

17 non-Term Sheet states that joined the agreement with Philip Morris USA Inc. to compel these states to arbitrate in a single arbitration all issues whose resolution is necessary for determining the amount (if any) that each of the PMs is entitled to receive in connection with the NPM Adjustment to their MSA payments for 2004.  Philip Morris USA Inc. and the various states have filed cross-motions to compel seeking orders requiring RJR Tobacco to join the separate arbitration to which they have agreed.  Briefing of these various motions is underway.

Due to the uncertainty over the final resolution of the 2004-2014 NPM Adjustment claims asserted by RJR Tobacco, no assurances can be made related to the amounts, if any, that will be realized or any amounts (including interest) that will be owed, except as described below related to the partial settlement of certain NPM Adjustment claims.

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

As of September 30, 2015, six non-settling states have motions pending, in their respective MSA courts, to vacate and/or modify the Award.  The motions filed by Idaho and Colorado have been denied.

On October 20, 2015, RJR Tobacco and certain other PMs (including SFNTC) entered into a settlement agreement, referred to as the NY Settlement Agreement, with the State of New York to settle certain claims related to the MSA NPM Adjustment.  The NY Settlement Agreement resolves NPM Adjustment claims related to payment years from 2004 through 2014 and puts in place a new method to determine future adjustments from 2015 forward as to New York.

RJR Tobacco and SFNTC, collectively, will receive credits, currently estimated to total approximately $290 million, plus interest, with respect to their NPM Adjustment claims for the period 2004 through 2014.  These credits will be applied against annual payments under the MSA over a four-year period, commencing with the annual MSA payment due in April 2016.  As a result of the NY Settlement Agreement, expenses for the MSA are expected to be reduced approximately $15 million for the three months and year ended December 31, 2015, recognizing the credit that reduces the April 2016 MSA payment.  In addition, RJR Tobacco and SFNTC will recognize additional credits in 2016 through 2018, subject to meeting various performance obligations associated with the NY Settlement Agreement.

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

Antitrust Case

A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. As of September 30, 2015, all of the federal and state court cases on behalf of indirect purchasers had been dismissed.

In Smith v. Philip Morris Cos., Inc., a case filed in February 2000, and pending in District Court, Seward County, Kansas, the court granted class certification in November 2001, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco, B&W and Lorillard Tobacco, and the parent companies of the major U.S. cigarette manufacturers, including RJR, seeking to recover an unspecified amount in actual and punitive damages. The plaintiffs allege that the defendants participated in a conspiracy to fix or maintain the price of cigarettes sold in the United States. In an opinion dated March 23, 2012, the court granted summary judgment in favor of RJR Tobacco and B&W on the plaintiffs’ claims.  On July 18, 2014, the Court of Appeals of the State of Kansas affirmed the grant of summary judgment.  On August 18, 2014, the plaintiffs filed a petition for review with the Supreme Court of the State of Kansas.  On June 29, 2015, the court denied the petition for review.  The plaintiffs did not seek further review.

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

On April 23, 2014, a three judge panel of the Second Circuit issued a decision on the appeal, and on April 29, 2014, a corrected decision was issued.  The Second Circuit concluded that: (1) as pled, the RICO claims are within the scope of the RICO statute, and (2) the federal court does have subject matter jurisdiction over the state-law claims.  Accordingly, the three judge panel of the Second Circuit decided that the judgment of the district court should be vacated, and the case remanded to the district court for further proceedings.  On May 7, 2014, the defendants filed in the Second Circuit a petition for panel rehearing, or rehearing en banc, regarding the plaintiffs’ RICO claims.  On August 20, 2014, the three judge panel denied panel rehearing and issued an amended opinion that holds that a civil RICO cause of action extends to extraterritorial injuries.  The amended opinion adheres to the three judge panel’s April 23, 2014 ruling that the judgment of the district court should be vacated, and the case remanded to the district court for further proceedings.  On April 13, 2015, the Second Circuit denied rehearing en banc.  On July 27, 2015, the defendants filed a petition for writ of certiorari asking the U.S. Supreme Court to review the Second Circuit’s decision to reinstate the RICO claims, and the district court has stayed further proceedings pending the disposition of that petition.  On October 1, 2015, the U.S. Supreme Court granted certiorari to review the Second Circuit’s decision.

FDA Litigation.  On February 25, 2011, RJR Tobacco, Lorillard and Lorillard Tobacco jointly filed a lawsuit, Lorillard, Inc. v. U.S. Food and Drug Administration, in the U.S. District Court for the District of Columbia, challenging the composition of TPSAC which had been established by the FDA under the Family Smoking Prevention and Tobacco Control Act, referred to as the FDA Tobacco Act.  The complaint alleges that certain members of the TPSAC and certain members of its Constituents Subcommittee have financial and appearance conflicts of interest that are disqualifying under federal ethics law and regulations, and that the TPSAC is not “fairly balanced,” as required by the Federal Advisory Committee Act, referred to as FACA.  In March 2011, the plaintiffs filed an amended complaint, which added an additional claim, based on a nonpublic meeting of members of the TPSAC, in violation of the FACA.  The court granted the plaintiffs’ unopposed motion to file a second amended complaint adding a count addressing the FDA’s refusal to produce all documents generated by the TPSAC and its subcommittee in preparation of the menthol report.  On August 1, 2012, the court denied the FDA’s motion to dismiss.  The FDA filed its answer to the complaint on October 12, 2012.  The parties participated in a status conference on April 22, 2013, with Lorillard and RJR Tobacco filing an amended complaint the same day.  Briefing for summary judgment motions was completed on September 20, 2013.  On July 21, 2014, the court granted the plaintiffs’ summary judgment motions finding that three members of the TPSAC Committee had impermissible conflicts of interest.  As relief, the court ordered the FDA to reconstitute the committee in conformance with the law and enjoined the agency from using or relying on the TPSAC’s 2011 Menthol Report.  On September 18, 2014, the FDA appealed the decision to the D.C. Circuit.  Briefing on the appeal was completed in June 2015.  Oral argument occurred on October 7, 2015.  The appellate court has requested additional briefing due November 6, 2015.

On April 14, 2015, RJR Tobacco, American Snuff Co., SFNTC, Philip Morris USA Inc., U.S. Smokeless Tobacco Company LLC, and Lorillard Tobacco jointly filed a lawsuit in the U.S. District Court for the District of Columbia challenging the FDA’s March 4, 2015 “guidance” document, “Guidance for Industry: Demonstrating the Substantial Equivalence of a New Tobacco Product: Responses to Frequently Asked Questions.”  The FDA’s guidance attempted to require the FDA’s prior approval for all changes to the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

label of a tobacco product that would render the product “distinct” and a “new tobacco product,” even though there was no change to the product itself.  Similarly, the FDA’s guidance claims that prior approval would also be required for changes in the quantity of products sold within a package.  The complaint alleged that the FDA’s guidance: was contrary to and exceeded the FDA’s authority under the Federal Food, Drug, and Cosmetic Act (“FDCA”); violated First Amendment rights because it restricted and chilled protected commercial speech about tobacco products; and was issued under the guise of “guidance” to avoid the notice-and-comment rulemaking requirements of the Administrative Procedure Act and the FDCA and subsequent judicial review.  The plaintiffs requested that the court prevent the FDA from enforcing the guidance.  On April 3, 2015, RAI Services Company, on behalf of RAI’s above-mentioned operating companies, also filed comments with the FDA, explaining the reasons why the companies disagree with the guidance.  In May 2015, the FDA adopted an “Interim Enforcement Policy,” which stated that the FDA was considering regulatory comments and that it did not “intend to issue any warning letters or take steps to initiate any judicial or administrative adversarial proceedings” pursuant to its March 4, 2015 guidance during that period of review and consideration.  Plaintiffs therefore dismissed the case without prejudice on June 2, 2015.

On September 8, 2015, the FDA issued a revised version of the same document entitled, “Guidance for Industry: Demonstrating the Substantial Equivalence of a New Tobacco Product: Responses to Frequently Asked Questions (Edition 2).”  The revised version did not materially change the requirements set forth in the prior version regarding changes to product labels and changes to the quantity of products sold within a package.  Accordingly, on September 30, 2015, RJR Tobacco, American Snuff Co., SFNTC, Philip Morris USA Inc., U.S. Smokeless Tobacco Company LLC, and Imperial Sub filed a lawsuit in the U.S. District Court for the District of Columbia challenging the FDA’s September 8, 2015 “guidance” document.  The September 30, 2015 complaint contains arguments and allegations that are substantially similar to those contained in the April 14, 2015 complaint.  The plaintiffs have requested that the court prevent the FDA from enforcing the revised version of its guidance.

For a detailed description of the FDA Tobacco Act, see “— Governmental Activity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part I, Item 2.

Smokeless Tobacco Litigation

In 1999, when the IPIC litigation was first filed, the named defendants included manufacturers of smokeless products, including Conwood Company, LLC (now known as American Snuff Company, LLC) and others.  When the IPIC plaintiffs filed discovery responses in IPIC listing the products they used, 41 of them listed a smokeless product among the products they used.  It appears that only six of those 41 may have a claim against American Snuff because only six listed a brand owned by American Snuff (Levi Garrett).  Seven plaintiffs listed using Beechnut smokeless at a time when that brand was manufactured by Lorillard Tobacco (now manufactured by National Tobacco Company).  On December 3, 2001, the IPIC court severed all smokeless claims and all smokeless defendants from IPIC.  There was no order staying the case during IPIC.  In the ensuing 15 years, the plaintiffs in the severed cases did nothing to pursue the cases.  Recently, during hearings in 2015 in the IPIC litigation, plaintiffs’ counsel has suggested that he intends to move forward with the severed smokeless claims.  The defendants will object to any effort to activate these cases due to the fact that the plaintiffs took no action for the last 15 years.

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

The parties filed their findings of fact and conclusions of law on February 4, 2011.  On February 25, 2013, the district court dismissed the case with prejudice finding that a hypothetical prudent fiduciary could have made the same decision and thus the plan’s loss was not caused by the procedural prudence which the court found to have existed.  On March 8, 2013, the plaintiffs filed a notice of appeal.  On August 4, 2014, the Fourth Circuit Court of Appeals, referred to as Fourth Circuit, reversed, holding that the district court applied the wrong standard when it held that the defendants did not cause any loss to the plan, determined the test was whether a hypothetical prudent fiduciary would have made the same decision and remanded the case back to the district court to apply the correct – would have – standard.  On December 1, 2014, the defendants filed a petition for writ of certiorari with the U.S. Supreme Court.  On June 29, 2015, the U.S. Supreme Court denied the defendants’ petition for writ of certiorari.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Although they believe that these lawsuits are without merit and that no further disclosure was required to supplement the Joint Proxy Statement/Prospectus under applicable laws, to eliminate the burden, expense and uncertainties inherent in such litigation, on January 15, 2015, the defendants (other than BAT, which was not named in the amended complaint) entered into the Delaware Memorandum of Understanding regarding the settlement of the Delaware Actions.  The Delaware Memorandum of Understanding outlines the terms of the parties’ agreement in principle to settle and release all claims which were or could have been asserted in the Delaware Actions.  In consideration for such settlement and release, the parties to the Delaware Actions agreed, among other things, that Lorillard and RAI would make certain supplemental disclosures to the Joint Proxy Statement/Prospectus, which they did on January 20, 2015.  The Delaware Memorandum of Understanding contemplates that the parties will negotiate in good faith to agree upon a stipulation of settlement to be submitted to the court for approval as soon as practicable.  The stipulation of settlement will be subject to customary conditions, including approval by the court, which will consider the fairness, reasonableness and adequacy of such settlement.  There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such a stipulation.  In such event, the proposed settlement will be of no force and effect.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

On August 4, 2015, the court granted the defendants’ motions to dismiss all of the remaining non-disclosure claims.  The plaintiff has appealed the dismissal.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Note 14 — Shareholders’ Equity

	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of December 31, 2014	$—	$6,200	$(1,314)	$(364)	$4,522
Net income	—	—	2,974	—	2,974
Retirement benefits, net of $19 million tax benefit	—	—	—	(32)	(32)
Unrealized gain (loss) on long-term investments, net of tax	—	—	—	(1)	(1)
Amortization of realized loss on hedging instruments, net of tax	—	—	—	1	1
Cumulative translation adjustment and other, net of $8 million tax benefit	—	—	—	(16)	(16)
Dividends - $1.030 per share	—	—	(1,235)	—	(1,235)
Issuance of additional shares as Merger Consideration	—	7,555	—	—	7,555
Issuance of additional shares for BAT Share Purchase	—	4,673	—	—	4,673
Common stock repurchased	—	(40)	—	—	(40)
Equity incentive award plan and stock-based compensation	—	60	—	—	60
Excess tax benefit on stock-based compensation plans	—	16	—	—	16
Balance as of September 30, 2015	$—	$18,464	$425	$(412)	$18,477

	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of December 31, 2013	$—	$6,571	$(1,348)	$(56)	$5,167
Net income	—	—	1,322	—	1,322
Retirement benefits, net of $3 million tax benefit	—	—	—	(6)	(6)
Unrealized gain (loss) on long-term investments, net of $1 million tax expense	—	—	—	2	2
Amortization of realized loss on hedging instruments, net of tax	—	—	—	1	1
Cumulative translation adjustment and other, net of $10 million tax benefit	—	—	—	(23)	(23)
Dividends - $1.005 per share	—	—	(1,077)	—	(1,077)
Common stock repurchased	—	(440)	—	—	(440)
Equity incentive award plan and stock-based compensation	—	36	—	—	36
Excess tax benefit on stock-based compensation plans	—	11	—	—	11
Balance as of September 30, 2014	$—	$6,178	$(1,103)	$(82)	$4,993

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2015, were as follows:

	Retirement Benefits	Unrealized Gain (Loss) on Long-Term Investments	Realized Loss on Hedging Instruments	Cumulative Translation Adjustment and Other	Total
Balance as of December 31, 2014	$(294)	$(14)	$(12)	$(44)	$(364)
Other comprehensive income (loss) before reclassifications	(14)	(1)	—	(16)	(31)
Amounts reclassified from accumulated other comprehensive income (loss)	(18)	—	1	—	(17)
Net current-period other comprehensive income (loss)	(32)	(1)	1	(16)	(48)
Balance as of September 30, 2015	$(326)	$(15)	$(11)	$(60)	$(412)

The components of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2014, were as follows:

	Retirement Benefits	Unrealized Gain (Loss) on Long-Term Investments	Realized Loss on Hedging Instruments	Cumulative Translation Adjustment and Other	Total
Balance as of December 31, 2013	$(17)	$(16)	$(13)	$(10)	$(56)
Other comprehensive income (loss) before reclassifications	12	2	—	(23)	(9)
Amounts reclassified from accumulated other comprehensive income (loss)	(18)	—	1	—	(17)
Net current-period other comprehensive income (loss)	(6)	2	1	(23)	(26)
Balance as of September 30, 2014	$(23)	$(14)	$(12)	$(33)	$(82)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidated statement of income (unaudited) for the three months ended September 30, were as follows:

Components	Amounts Reclassified		Affected Line Item
	2015	2014
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$(4)	$(5)	Cost of products sold
Amortization of prior service costs	(5)	(5)	Selling, general and administrative expenses
	(9)	(10)	Operating income
Deferred taxes	4	4	Provision for income taxes
Net of tax	(5)	(6)	Net income
Loss on hedging instruments:
Amortization of realized loss	1	1	Interest and debt expense
Deferred taxes	(1)	(1)	Provision for income taxes
Net of tax	—	—	Net income
Total reclassifications	$(5)	$(6)	Net income

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidated statement of income (unaudited) for the nine months ended September 30, were as follows:

Components	Amounts Reclassified		Affected Line Item
	2015	2014
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$(15)	$(15)	Cost of products sold
Amortization of prior service costs	(14)	(14)	Selling, general and administrative expenses
	(29)	(29)	Operating income
Deferred taxes	11	11	Provision for income taxes
Net of tax	(18)	(18)	Net income
Loss on hedging instruments:
Amortization of realized loss	2	2	Interest and debt expense
Deferred taxes	(1)	(1)	Provision for income taxes
Net of tax	1	1	Net income
Total reclassifications	$(17)	$(17)	Net income
Share Repurchases and Other

Restricted stock units granted in March 2012 and May 2014 under the Amended and Restated 2009 Omnibus Incentive Compensation Plan, referred to as the Omnibus Plan, vested in March 2015 and May 2015, respectively, and were settled with the issuance of 2,755,108 shares of RAI common stock. In addition, during the first nine months of 2015, at a cost of $40 million, RAI purchased 1,058,148 shares of RAI common stock that were forfeited and cancelled with respect to tax liabilities associated with restricted stock units vesting under the Omnibus Plan.

On February 5, 2015, May 7, 2015, and July 27, 2015, RAI’s board of directors declared a quarterly cash dividend of $0.335 per common share, $0.335 per common share and $0.36 per common share, or $1.44 on an annualized basis, after giving effect to the stock split, to shareholders of record as of March 10, 2015, June 10, 2015, and September 10, 2015, respectively.

Note 15 — Stock Plans

In February 2015, the board of directors of RAI approved a grant to key employees of RAI and its subsidiaries, effective March 2, 2015, of 1,386,180 nonvested restricted stock units under the Omnibus Plan. The restricted stock units generally will vest on March 2, 2018. Upon settlement, each grantee will receive a number of shares of RAI’s common stock equal to the product of the number of vested units and a percentage up to 150% based on the average RAI annual incentive award plan score over the three-year period ending December 31, 2017.

As an equity-based grant, compensation expense relating to the February 2015 grant under the Omnibus Plan will take into account the vesting period lapsed and will be calculated based on the per share closing price of RAI common stock on the date of grant, or $37.94. Following the vesting date, each grantee will receive a cash dividend equivalent payment equal to the aggregate amount of dividends per share paid on shares of RAI common stock during the performance period multiplied by the actual number of restricted stock units earned by the grantee.  If RAI fails to pay its shareholders cumulative dividends of at least $4.020 per share for the three-year performance period ending December 31, 2017, then each award will be reduced by an amount equal to three times the percentage of the dividend underpayment, up to a maximum reduction of 50%.

In May 2015, the board of directors of RAI approved a grant to a key employee of RAI, effective May 7, 2015, of 217,304 nonvested restricted stock units under the Omnibus Plan.  The restricted stock units generally will vest on May 7, 2016.  Upon settlement, the grantee will receive a number of shares of RAI’s common stock equal to the product of the number of vested units and a percentage up to 200% based on the overall performance of RAI and its subsidiaries during the one-year performance period beginning May 1, 2015, and ending April 30, 2016, against RAI’s 2015 annual incentive award program metrics and other performance factors.

As an equity-based grant, compensation expense relating to the May 2015 grant under the Omnibus Plan will take into account the vesting period lapsed and will be calculated based on the per share closing price of RAI common stock as of the end of each quarter,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

which was $44.27 as of September 30, 2015.  Following the vesting date, the grantee will receive a cash dividend equivalent payment equal to the aggregate amount of dividends per share paid on shares of RAI common stock during the performance period multiplied by the actual number of restricted stock units earned by the grantee.  If RAI fails to pay its shareholders cumulative dividends of at least $1.340 per share for the one-year performance period ending April 30, 2016, then the award will be reduced by an amount equal to three times the percentage of the dividend underpayment, up to a maximum reduction of 50%.

Note 16 — Segment Information

RAI’s reportable operating segments are RJR Tobacco, Santa Fe and American Snuff. The RJR Tobacco segment consists principally of the primary operations of R. J. Reynolds Tobacco Company, the second largest tobacco company in the United States. The Santa Fe segment consists of the domestic operations of SFNTC. The American Snuff segment consists of the primary operations of American Snuff Co. Included in All Other, among other RAI subsidiaries, are RJR Vapor, Niconovum USA, Inc., Niconovum AB, SFRTI and various foreign subsidiaries affiliated with SFRTI. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.

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

RJR Vapor is a manufacturer and marketer of digital vapor cigarettes under the VUSE brand name in the United States. Niconovum USA, Inc. and Niconovum AB are marketers of nicotine replacement therapy products in the United States and Sweden, respectively, under the ZONNIC brand name.  SFRTI and various foreign subsidiaries affiliated with SFRTI distribute the NATURAL AMERICAN SPIRIT brand outside of the United States.  On September 29, 2015, RAI announced the international rights to NATURAL AMERICAN SPIRIT will be sold to JTI Holding.  See note 3 for additional information.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Segment Data:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales:
RJR Tobacco	$2,631	$1,799	$6,115	$5,098
Santa Fe	218	179	607	482
American Snuff	210	202	629	581
All Other	102	60	270	176
Consolidated net sales	$3,161	$2,240	$7,621	$6,337
Operating income (loss):
RJR Tobacco(1)	$1,129	$731	$2,444	$1,939
Santa Fe	120	98	337	247
American Snuff	121	117	369	329
All Other(2)	(127)	(88)	(223)	(176)
Gain on Divestiture	7	—	3,506	—
Corporate expense	(44)	(46)	(170)	(101)
Consolidated operating income	$1,206	$812	$6,263	$2,238
Reconciliation to income from continuing operations before income taxes:
Consolidated operating income(1)(2)	$1,206	$812	$6,263	$2,238
Interest and debt expense	189	76	385	197
Interest income	(3)	(1)	(4)	(3)
Other (income) expense, net	5	(10)	8	(9)
Income from continuing operations before income taxes	$1,015	$747	$5,874	$2,053

(1)	The nine months ended September 30, 2015, includes a $70 million reduction in cost of goods sold associated with the 2003 NPM Adjustment claim, see “— Cost of Products Sold” in note 1.
(2)	The three and nine months ended September 30, 2015, include a $99 million charge for asset impairment and exit charges. See note 6 for additional information.

Note 17 — Related Party Transactions

RAI and RAI’s operating subsidiaries engage in transactions with affiliates of BAT, which owns approximately 42% of RAI’s outstanding common stock. A summary of balances and transactions with such BAT affiliates is as follows:

Balances:

	September 30, 2015	December 31, 2014
Accounts receivable, related party	$45	$41
Due to related party	4	1
Deferred revenue, related party	9	32

Significant transactions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$66	$71	$202	$248
Purchases	13	11	27	24
BAT Share Purchase	—	—	4,673	—
RAI common stock purchases from B&W	—	—	—	155

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

RJR Tobacco sells contract-manufactured cigarettes, tobacco leaf and processed tobacco to BAT affiliates. In December 2012, RJR Tobacco entered into an amendment to its contract manufacturing agreement with a BAT affiliate, which amendment, among other things, requires either party to provide three years’ notice to the other party to terminate the agreement without cause, with any such notice to be given no earlier than January 1, 2016. Net sales to BAT affiliates, primarily cigarettes, represented approximately 2% and 3% of RAI’s total net sales during the three and nine months ended September 30, 2015, respectively. Net sales to BAT affiliates, primarily cigarettes, represented approximately 3% and 4% of RAI’s total net sales during the three and nine months ended September 30, 2014, respectively.

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

On June 12, 2015, RAI and BAT completed the BAT Share Purchase in connection with the Merger and Divestiture.  For additional information, see note 2.

Note 18 — RAI Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements

The following condensed consolidating financial statements relate to the guaranties of RAI’s $17.2 billion aggregate principal amount of unsecured notes. Certain of RAI’s direct, wholly owned subsidiaries and certain of its indirectly owned subsidiaries have fully and unconditionally, and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent issuer; RJR, RJR Tobacco, American Snuff Co., SFNTC, Lorillard Licensing and certain of RAI’s other subsidiaries, the Guarantors; other direct and indirect subsidiaries of RAI that are not Guarantors; and elimination adjustments.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended September 30, 2015
Net sales	$—	$3,051	$94	$(50)	$3,095
Net sales, related party	—	66	—	—	66
Net sales	—	3,117	94	(50)	3,161
Cost of products sold	—	1,391	65	(52)	1,404
Selling, general and administrative expenses, net	4	581	(132)	—	453
(Gain) loss on Divestiture	—	(7)	—	—	(7)
Amortization expense	—	6	—	—	6
Asset impairment and exit charges	—	99	—	—	99
Operating income (loss)	(4)	1,047	161	2	1,206
Interest and debt expense	182	33	1	(27)	189
Interest income	(27)	(3)	—	27	(3)
Other (income) expense, net	3	(11)	2	11	5
Income (loss) from continuing operations before income taxes	(162)	1,028	158	(9)	1,015
Provision for (benefit from) income taxes	(55)	356	57	—	358
Equity income (loss) from subsidiaries	764	126	—	(890)	—
Net income (loss)	$657	$798	$101	$(899)	$657

For the Three Months Ended September 30, 2014
Net sales	$—	$2,175	$51	$(57)	$2,169
Net sales, related party	—	71	—	—	71
Net sales	—	2,246	51	(57)	2,240
Cost of products sold	—	1,016	75	(57)	1,034
Selling, general and administrative expenses, net	27	294	70	—	391
Amortization expense	—	3	—	—	3
Operating income (loss)	(27)	933	(94)	—	812
Interest and debt expense	76	18	2	(20)	76
Interest income	(20)	(1)	—	20	(1)
Other (income) expense, net	1	(12)	(10)	11	(10)
Income (loss) from continuing operations before income taxes	(84)	928	(86)	(11)	747
Provision for (benefit from) income taxes	(26)	340	(34)	—	280
Equity income (loss) from subsidiaries	525	13	—	(538)	—
Net income (loss)	$467	$601	$(52)	$(549)	$467

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2015
Net sales	$—	$7,370	$244	$(195)	$7,419
Net sales, related party	—	202	—	—	202
Net sales	—	7,572	244	(195)	7,621
Cost of products sold	—	3,342	188	(192)	3,338
Selling, general and administrative expenses, net	66	1,354	(5)	—	1,415
(Gain) loss on Divestiture	—	(3,709)	203	—	(3,506)
Amortization expense	—	12	—	—	12
Asset impairment and exit charges	—	99	—	—	99
Operating income (loss)	(66)	6,474	(142)	(3)	6,263
Interest and debt expense	371	83	5	(74)	385
Interest income	(74)	(4)	—	74	(4)
Other (income) expense, net	18	(32)	(10)	32	8
Income (loss) from continuing operations before income taxes	(381)	6,427	(137)	(35)	5,874
Provision for (benefit from) income taxes	(159)	3,028	31	—	2,900
Equity income (loss) from subsidiaries	3,196	(61)	—	(3,135)	—
Net income (loss)	$2,974	$3,338	$(168)	$(3,170)	$2,974

For the Nine Months Ended September 30, 2014
Net sales	$—	$6,018	$148	$(77)	$6,089
Net sales, related party	—	248	—	—	248
Net sales	—	6,266	148	(77)	6,337
Cost of products sold	—	2,842	157	(76)	2,923
Selling, general and administrative expenses, net	47	938	183	—	1,168
Amortization expense	—	8	—	—	8
Operating income (loss)	(47)	2,478	(192)	(1)	2,238
Interest and debt expense	197	61	5	(66)	197
Interest income	(66)	(2)	(1)	66	(3)
Other (income) expense, net	3	(33)	(11)	32	(9)
Income (loss) from continuing operations before income taxes	(181)	2,452	(185)	(33)	2,053
Provision for (benefit from) income taxes	(60)	886	(70)	—	756
Equity income (loss) from subsidiaries	1,443	22	—	(1,465)	—
Income (loss) from continuing operations	1,322	1,588	(115)	(1,498)	1,297
Income from discontinued operations, net of tax	—	25	—	—	25
Net income (loss)	$1,322	$1,613	$(115)	$(1,498)	$1,322

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Comprehensive Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended September 30, 2015
Net income (loss)	$657	$798	$101	$(899)	$657
Other comprehensive income (loss), net of tax:
Retirement benefits	(6)	(6)	—	6	(6)
Unrealized gain (loss) on long-term investments	(1)	(1)	—	1	(1)
Cumulative translation adjustment and other	1	25	2	(27)	1
Comprehensive income (loss)	$651	$816	$103	$(919)	$651

For the Three Months Ended September 30, 2014
Net income (loss)	$467	$601	$(52)	$(549)	$467
Other comprehensive income (loss), net of tax:
Retirement benefits	(6)	(6)	—	6	(6)
Cumulative translation adjustment and other	(21)	(21)	(30)	51	(21)
Comprehensive income (loss)	$440	$574	$(82)	$(492)	$440

For the Nine Months Ended September 30, 2015
Net income (loss)	$2,974	$3,338	$(168)	$(3,170)	$2,974
Other comprehensive income (loss), net of tax:
Retirement benefits	(32)	(29)	(1)	30	(32)
Unrealized gain (loss) on long-term investments	(1)	(1)	—	1	(1)
Amortization of realized loss on hedging instruments	1	—	—	—	1
Cumulative translation adjustment and other	(16)	8	(25)	17	(16)
Comprehensive income (loss)	$2,926	$3,316	$(194)	$(3,122)	$2,926

For the Nine Months Ended September 30, 2014
Net income (loss)	$1,322	$1,613	$(115)	$(1,498)	$1,322
Other comprehensive income (loss), net of tax:
Retirement benefits	(6)	(5)	—	5	(6)
Unrealized gain (loss) on long-term investments	2	2	—	(2)	2
Amortization of realized loss on hedging instruments	1	—	—	—	1
Cumulative translation adjustment and other	(23)	(22)	(32)	54	(23)
Comprehensive income (loss)	$1,296	$1,588	$(147)	$(1,441)	$1,296

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the three months ended September 30, 2015, were as follows:

Components	Amounts Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(4)	$—	$—	$(4)	Cost of products sold
Amortization of prior service costs	—	(5)	—	—	(5)	Selling, general and administrative expenses, net
	—	(9)	—	—	(9)	Operating income (loss)
Deferred taxes	—	4	—	—	4	Provision for income taxes
Defined benefit pension and postretirement plans	(5)	—	—	5	—	Equity income (loss) from subsidiaries
	(5)	(5)	—	5	(5)	Net income (loss)

Loss on hedging instruments:
Amortization of realized loss	1	—	—	—	1	Interest and debt expense
Deferred taxes	(1)	—	—	—	(1)	Provision for income taxes
Net of tax	—	—	—	—	—	Net income (loss)
Total reclassifications	$(5)	$(5)	$—	$5	$(5)	Net income (loss)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the three months ended September 30, 2014, were as follows:

Components	Amounts Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(5)	$—	$—	$(5)	Cost of products sold
Amortization of prior service costs	—	(5)	—	—	(5)	Selling, general and administrative expenses, net
	—	(10)	—	—	(10)	Operating income (loss)
Deferred taxes	—	4	—	—	4	Provision for income taxes
Defined benefit pension and postretirement plans	(6)	—	—	6	—	Equity income (loss) from subsidiaries
	(6)	(6)	—	6	(6)	Net income (loss)

Loss on hedging instruments:
Amortization of realized loss	1	—	—	—	1	Interest and debt expense
Deferred taxes	(1)	—	—	—	(1)	Provision for income taxes
Net of tax	—	—	—	—	—	Net income (loss)
Total reclassifications	$(6)	$(6)	$—	$6	$(6)	Net income (loss)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the nine months ended September 30, 2015, were as follows:

Components	Amounts Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(15)	$—	$—	$(15)	Cost of products sold
Amortization of prior service costs	—	(14)	—	—	(14)	Selling, general and administrative expenses, net
	—	(29)	—	—	(29)	Operating income (loss)
Deferred taxes	—	11	—	—	11	Provision for income taxes
Defined benefit pension and postretirement plans	(18)	—	—	18	—	Equity income (loss) from subsidiaries
	(18)	(18)	—	18	(18)	Net income (loss)

Loss on hedging instruments:
Amortization of realized loss	2	—	—	—	2	Interest and debt expense
Deferred taxes	(1)	—	—	—	(1)	Provision for income taxes
Net of tax	1	—	—	—	1	Net income (loss)
Total reclassifications	$(17)	$(18)	$—	$18	$(17)	Net income (loss)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the nine months ended September 30, 2014, were as follows:

Components	Amounts Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(15)	$—	$—	$(15)	Cost of products sold
Amortization of prior service costs	—	(14)	—	—	(14)	Selling, general and administrative expenses, net
	—	(29)	—	—	(29)	Operating income (loss)
Deferred taxes	—	11	—	—	11	Provision for income taxes
Defined benefit pension and postretirement plans	(18)	—	—	18	—	Equity income (loss) from subsidiaries
	(18)	(18)	—	18	(18)	Net income (loss)

Loss on hedging instruments:
Amortization of realized loss	2	—	—	—	2	Interest and debt expense
Deferred taxes	(1)	—	—	—	(1)	Provision for income taxes
Net of tax	1	—	—	—	1	Net income (loss)
Total reclassifications	$(17)	$(18)	$—	$18	$(17)	Net income (loss)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2015
Cash flows from (used in) operating activities	$(1,378)	$1,641	$6	$(738)	$(469)
Cash flows from (used in) investing activities:
Capital expenditures	—	(91)	(4)	(3)	(98)
Proceeds from settlement of short-term investments	—	217	—	—	217
Return of intercompany investments	185	—	—	(185)	—
Acquisition, net of cash acquired	(18,278)	1,001	57	—	(17,220)
Proceeds from Divestiture	7,056	—	—	—	7,056
Other, net	10	23	—	(31)	2
Net cash flows from (used in) investing activities	(11,027)	1,150	53	(219)	(10,043)
Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,068)	(709)	—	709	(1,068)
Repurchase of common stock	(40)	—	—	—	(40)
Proceeds from BAT Share Purchase	4,673	—	—	—	4,673
Issuance of long-term debt	8,975	—	—	—	8,975
Debt issuance costs and financing fees	(68)	—	—	—	(68)
Principal borrowings under revolving credit facility	1,400	—	—	—	1,400
Repayments under revolving credit facility	(1,400)	—	—	—	(1,400)
Excess tax benefit on stock-based compensation plans	16	—	—	—	16
Dividends paid on preferred stock	(32)	—	—	32	—
Distribution of equity	—	(185)	—	185	—
Other, net	(21)	(40)	30	31	—
Net cash flows from (used in) financing activities	12,435	(934)	30	957	12,488
Effect of exchange rate changes on cash and cash equivalents	—	—	(22)	—	(22)
Net change in cash and cash equivalents	30	1,857	67	—	1,954
Cash and cash equivalents at beginning of period	102	469	395	—	966
Cash and cash equivalents at end of period	$132	$2,326	$462	$—	$2,920

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2014
Cash flows from (used in) operating activities	$834	$1,382	$(88)	$(1,004)	$1,124
Cash flows from (used in) investing activities:
Capital expenditures	—	(187)	(92)	106	(173)
Proceeds from termination of joint venture	—	—	35	—	35
Contributions to intercompany investments	(32)	—	—	32	—
Return of intercompany investments	165	—	—	(165)	—
Other, net	218	38	67	(360)	(37)
Net cash flows from (used in) investing activities	351	(149)	10	(387)	(175)
Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,055)	(966)	—	966	(1,055)
Repurchase of common stock	(440)	—	—	—	(440)
Debt issuance costs and financing fees	(51)	—	—	—	(51)
Principal borrowings under revolving credit facility	1,000	—	—	—	1,000
Repayments under revolving credit facility	(600)	—	—	—	(600)
Excess tax benefit on stock-based compensation plans	11	—	—	—	11
Dividends paid on preferred stock	(32)	—	—	32	—
Receipt of equity	—	—	32	(32)	—
Distribution of equity	—	(165)	—	165	—
Other, net	(41)	(400)	181	260	—
Net cash flows from (used in) financing activities	(1,208)	(1,531)	213	1,391	(1,135)
Effect of exchange rate changes on cash and cash equivalents	—	—	(25)	—	(25)
Net change in cash and cash equivalents	(23)	(298)	110	—	(211)
Cash and cash equivalents at beginning of period	444	696	360	—	1,500
Cash and cash equivalents at end of period	$421	$398	$470	$—	$1,289

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
September 30, 2015
Assets
Cash and cash equivalents	$132	$2,326	$462	$—	$2,920
Short-term investments	—	265	—	—	265
Accounts receivable	—	57	5	—	62
Accounts receivable, related party	—	45	—	—	45
Other receivables	69	1,611	8	(1,660)	28
Inventories	—	1,537	64	(5)	1,596
Deferred income taxes, net	7	1,034	10	—	1,051
Other current assets	8	325	123	—	456
Total current assets	216	7,200	672	(1,665)	6,423
Property, plant and equipment, net	4	1,187	27	—	1,218
Trademarks and other intangible assets, net	—	29,473	—	—	29,473
Goodwill	—	16,207	16	—	16,223
Long-term intercompany notes receivable	1,583	169	—	(1,752)	—
Investment in subsidiaries	36,661	567	—	(37,228)	—
Other assets and deferred charges	148	328	37	(76)	437
Total assets	$38,612	$55,131	$752	$(40,721)	$53,774
Liabilities and shareholders’ equity
Accounts payable	$1	$131	$12	$—	$144
Tobacco settlement accruals	—	2,687	—	—	2,687
Due to related party	—	4	—	—	4
Deferred revenue, related party	—	9	—	—	9
Current maturities of long-term debt	872	86	—	—	958
Dividends payable on common stock	515	—	—	—	515
Other current liabilities	1,846	1,113	66	(1,664)	1,361
Total current liabilities	3,234	4,030	78	(1,664)	5,678
Long-term intercompany notes payable	169	1,260	323	(1,752)	—
Long-term debt (less current maturities)	16,642	330	—	—	16,972
Deferred income taxes, net	1	10,294	—	(71)	10,224
Long-term retirement benefits (less current portion)	56	2,087	69	—	2,212
Other noncurrent liabilities	33	176	2	—	211
Shareholders’ equity	18,477	36,954	280	(37,234)	18,477
Total liabilities and shareholders’ equity	$38,612	$55,131	$752	$(40,721)	$53,774

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
December 31, 2014
Assets
Cash and cash equivalents	$102	$469	$395	$—	$966
Accounts receivable	—	74	42	—	116
Accounts receivable, related party	—	41	—	—	41
Other receivables	70	1,199	10	(1,267)	12
Inventories	—	1,198	85	(2)	1,281
Deferred income taxes, net	5	688	10	—	703
Other current assets	50	151	1	2	204
Total current assets	227	3,820	543	(1,267)	3,323
Property, plant and equipment, net	3	1,170	30	—	1,203
Trademarks and other intangible assets, net	—	2,417	4	—	2,421
Goodwill	—	7,999	17	—	8,016
Long-term intercompany notes receivable	1,593	190	—	(1,783)	—
Investment in subsidiaries	9,598	450	—	(10,048)	—
Other assets and deferred charges	101	180	23	(71)	233
Total assets	$11,522	$16,226	$617	$(13,169)	$15,196
Liabilities and shareholders’ equity
Accounts payable	$1	$128	$13	$—	$142
Tobacco settlement accruals	—	1,819	—	—	1,819
Due to related party	—	1	—	—	1
Deferred revenue, related party	—	32	—	—	32
Current maturities of long-term debt	450	—	—	—	450
Dividends payable on common stock	356	—	—	—	356
Other current liabilities	1,280	682	51	(1,269)	744
Total current liabilities	2,087	2,662	64	(1,269)	3,544
Long-term intercompany notes payable	190	1,300	293	(1,783)	—
Long-term debt (less current maturities)	4,633	—	—	—	4,633
Deferred income taxes, net	—	450	—	(67)	383
Long-term retirement benefits (less current portion)	57	1,930	10	—	1,997
Other noncurrent liabilities	33	83	1	—	117
Shareholders’ equity	4,522	9,801	249	(10,050)	4,522
Total liabilities and shareholders’ equity	$11,522	$16,226	$617	$(13,169)	$15,196

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 19 — RJR Tobacco Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements

The following condensed consolidating financial statements relate to the guaranties of RJR Tobacco’s $377 million aggregate principal amount of unsecured notes, representing the Lorillard Tobacco Notes assumed by RJR Tobacco in connection with the Lorillard Tobacco Merger. RAI and RJR have fully and unconditionally, and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the Parent Guarantor; RJR Tobacco, the Issuer; RJR, a Guarantor; other direct and indirect subsidiaries of RAI that are not Guarantors; and elimination adjustments.

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended September 30, 2015
Net sales	$—	$2,606	$—	$544	$(55)	$3,095
Net sales, related party	—	66	—	—	—	66
Net sales	—	2,672	—	544	(55)	3,161
Cost of products sold	—	1,256	—	203	(55)	1,404
Selling, general and administrative expenses, net	4	670	—	(221)	—	453
(Gain) loss on Divestiture	—	(7)	—	—	—	(7)
Amortization expense	—	4	—	2	—	6
Asset impairment and exit charges	—	99	—	—	—	99
Operating income (loss)	(4)	650	—	560	—	1,206
Interest and debt expense	182	9	—	26	(28)	189
Interest income	(27)	(3)	(1)	—	28	(3)
Other (income) expense, net	3	1	(11)	1	11	5
Income (loss) from continuing operations before income taxes	(162)	643	12	533	(11)	1,015
Provision for (benefit from) income taxes	(55)	256	1	156	—	358
Equity income (loss) from subsidiaries	764	254	1,279	—	(2,297)	—
Net income (loss)	$657	$641	$1,290	$377	$(2,308)	$657

For the Three Months Ended September 30, 2014
Net sales	$—	$1,784	$—	$439	$(54)	$2,169
Net sales, related party	—	71	—	—	—	71
Net sales	—	1,855	—	439	(54)	2,240
Cost of products sold	—	897	—	191	(54)	1,034
Selling, general and administrative expenses, net	27	330	—	34	—	391
Amortization expense	—	1	—	2	—	3
Operating income (loss)	(27)	627	—	212	—	812
Interest and debt expense	76	6	—	15	(21)	76
Interest income	(20)	(1)	(1)	—	21	(1)
Other (income) expense, net	1	1	(13)	(10)	11	(10)
Income (loss) from continuing operations before income taxes	(84)	621	14	207	(11)	747
Provision for (benefit from) income taxes	(26)	230	—	76	—	280
Equity income (loss) from subsidiaries	525	76	467	—	(1,068)	—
Net income (loss)	$467	$467	$481	$131	$(1,079)	$467

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2015
Net sales	$—	$6,102	$—	$1,502	$(185)	$7,419
Net sales, related party	—	202	—	—	—	202
Net sales	—	6,304	—	1,502	(185)	7,621
Cost of products sold	—	2,967	—	552	(181)	3,338
Selling, general and administrative expenses, net	66	1,497	—	(148)	—	1,415
(Gain) loss on Divestiture	—	1,884	—	(5,390)	—	(3,506)
Amortization expense	—	7	—	5	—	12
Asset impairment and exit charges	—	99	—	—	—	99
Operating income (loss)	(66)	(150)	—	6,483	(4)	6,263
Interest and debt expense	371	23	—	68	(77)	385
Interest income	(74)	(4)	(3)	—	77	(4)
Other (income) expense, net	18	1	(32)	(11)	32	8
Income (loss) from continuing operations before income taxes	(381)	(170)	35	6,426	(36)	5,874
Provision for (benefit from) income taxes	(159)	745	1	2,313	—	2,900
Equity income (loss) from subsidiaries	3,196	3,781	3,531	—	(10,508)	—
Net income (loss)	$2,974	$2,866	$3,565	$4,113	$(10,544)	$2,974

For the Nine Months Ended September 30, 2014
Net sales	$—	$4,933	$—	$1,232	$(76)	$6,089
Net sales, related party	—	248	—	—	—	248
Net sales	—	5,181	—	1,232	(76)	6,337
Cost of products sold	—	2,511	—	488	(76)	2,923
Selling, general and administrative expenses, net	47	1,027	2	92	—	1,168
Amortization expense	—	3	—	5	—	8
Operating income (loss)	(47)	1,640	(2)	647	—	2,238
Interest and debt expense	197	17	—	52	(69)	197
Interest income	(66)	(2)	(3)	(1)	69	(3)
Other (income) expense, net	3	1	(34)	(11)	32	(9)
Income (loss) from continuing operations before income taxes	(181)	1,624	35	607	(32)	2,053
Provision for (benefit from) income taxes	(60)	598	—	218	—	756
Equity income (loss) from subsidiaries	1,443	210	1,264	—	(2,917)	—
Income (loss) from continuing operations	1,322	1,236	1,299	389	(2,949)	1,297
Income from discontinued operations, net of tax	—	25	—	—	—	25
Net income (loss)	$1,322	$1,261	$1,299	$389	$(2,949)	$1,322

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Comprehensive Income

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended September 30, 2015
Net income (loss)	$657	$641	$1,290	$377	$(2,308)	$657
Other comprehensive income (loss), net of tax:
Retirement benefits	(6)	(6)	(6)	—	12	(6)
Unrealized gain (loss) on long-term investments	(1)	—	—	—	—	(1)
Amortization of realized loss on hedging instruments	—	—	—	—	—	—
Cumulative translation adjustment and other	1	(1)	—	—	1	1
Comprehensive income (loss)	$651	$634	$1,284	$377	$(2,295)	$651

For the Three Months Ended September 30, 2014
Net income (loss)	$467	$467	$481	$131	$(1,079)	$467
Other comprehensive income (loss), net of tax:
Retirement benefits	(6)	(6)	(6)	—	12	(6)
Cumulative translation adjustment and other	(21)	(20)	(20)	(21)	61	(21)
Comprehensive income (loss)	$440	$441	$455	$110	$(1,006)	$440

For the Nine Months Ended September 30, 2015
Net income (loss)	$2,974	$2,866	$3,565	$4,113	$(10,544)	$2,974
Other comprehensive income (loss), net of tax:
Retirement benefits	(32)	(24)	(25)	(5)	54	(32)
Unrealized gain (loss) on long-term investments	(1)	(1)	(1)	—	2	(1)
Amortization of realized loss on hedging instruments	1	—	—	—	—	1
Cumulative translation adjustment and other	(16)	(18)	(16)	(17)	51	(16)
Comprehensive income (loss)	$2,926	$2,823	$3,523	$4,091	$(10,437)	$2,926

For the Nine Months Ended September 30, 2014
Net income (loss)	$1,322	$1,261	$1,299	$389	$(2,949)	$1,322
Other comprehensive income (loss), net of tax:
Retirement benefits	(6)	(3)	(4)	(1)	8	(6)
Unrealized gain (loss) on long-term investments	2	2	2	—	(4)	2
Amortization of realized loss on hedging instruments	1	—	—	—	—	1
Cumulative translation adjustment and other	(23)	(21)	(21)	(22)	64	(23)
Comprehensive income (loss)	$1,296	$1,239	$1,276	$366	$(2,881)	$1,296

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the three months ended September 30, 2015, were as follows:

Components	Amounts Reclassified						Affected Line Item
	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(4)	$—	$—	$—	$(4)	Cost of products sold
Amortization of prior service costs	—	(4)	—	(1)	—	(5)	Selling, general and administrative expenses, net
	—	(8)	—	(1)	—	(9)	Operating income (loss)
Deferred taxes	—	4	—	—	—	4	Provision for income taxes
Defined benefit pension and postretirement plans	(5)	—	(4)	—	9	—	Equity income (loss) from subsidiaries
	(5)	(4)	(4)	(1)	9	(5)	Net income (loss)

Loss on hedging instruments:
Amortization of realized loss	1	—	—	—	—	1	Interest and debt expense
Deferred taxes	(1)	—	—	—	—	(1)	Provision for income taxes
Net of tax	—	—	—	—	—	—	Net income (loss)
Total reclassifications	$(5)	$(4)	$(4)	$(1)	$9	$(5)	Net income (loss)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the three months ended September 30, 2014, were as follows:

Components	Amounts Reclassified						Affected Line Item
	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(4)	$—	$(1)	$—	$(5)	Cost of products sold
Amortization of prior service costs	—	(4)	—	(1)	—	(5)	Selling, general and administrative expenses, net
	—	(8)	—	(2)	—	(10)	Operating income (loss)
Deferred taxes	—	4	—	—	—	4	Provision for income taxes
Defined benefit pension and postretirement plans	(6)	(1)	(5)	—	12	—	Equity income (loss) from subsidiaries
	(6)	(5)	(5)	(2)	12	(6)	Net income (loss)

Loss on hedging instruments:
Amortization of realized loss	1	—	—	—	—	1	Interest and debt expense
Deferred taxes	(1)	—	—	—	—	(1)	Provision for income taxes
Net of tax	—	—	—	—	—	—	Net income (loss)
Total reclassifications	$(6)	$(5)	$(5)	$(2)	$12	$(6)	Net income (loss)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the nine months ended September 30, 2015, were as follows:

Components	Amounts Reclassified						Affected Line Item
	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(14)	$—	$(1)	$—	$(15)	Cost of products sold
Amortization of prior service costs	—	(13)	—	(1)	—	(14)	Selling, general and administrative expenses, net
	—	(27)	—	(2)	—	(29)	Operating income (loss)
Deferred taxes	—	11	—	—	—	11	Provision for income taxes
Defined benefit pension and postretirement plans	(18)	(1)	(17)	—	36	—	Equity income (loss) from subsidiaries
	(18)	(17)	(17)	(2)	36	(18)	Net income (loss)

Loss on hedging instruments:
Amortization of realized loss	2	—	—	—	—	2	Interest and debt expense
Deferred taxes	(1)	—	—	—	—	(1)	Provision for income taxes
Net of tax	1	—	—	—	—	1	Net income (loss)
Total reclassifications	$(17)	$(17)	$(17)	$(2)	$36	$(17)	Net income (loss)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the nine months ended September 30, 2014, were as follows:

Components	Amounts Reclassified						Affected Line Item
	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(14)	$—	$(1)	$—	$(15)	Cost of products sold
Amortization of prior service costs	—	(13)	—	(1)	—	(14)	Selling, general and administrative expenses, net
	—	(27)	—	(2)	—	(29)	Operating income (loss)
Deferred taxes	—	11	—	—	—	11	Provision for income taxes
Defined benefit pension and postretirement plans	(18)	(1)	(17)	—	36	—	Equity income (loss) from subsidiaries
	(18)	(17)	(17)	(2)	36	(18)	Net income (loss)

Loss on hedging instruments:
Amortization of realized loss	2	—	—	—	—	2	Interest and debt expense
Deferred taxes	(1)	—	—	—	—	(1)	Provision for income taxes
Net of tax	1	—	—	—	—	1	Net income (loss)
Total reclassifications	$(17)	$(17)	$(17)	$(2)	$36	$(17)	Net income (loss)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2015
Cash flows from (used in) operating activities	$(1,378)	$1,491	$537	$240	$(1,359)	$(469)
Cash flows from (used in) investing activities:
Capital expenditures	—	(52)	—	(44)	(2)	(98)
Proceeds from settlement of short-term investments	—	217	—	—	—	217
Return of intercompany investments	185	11	344	—	(540)	—
Acquisition, net of cash acquired	(18,278)	523	—	535	—	(17,220)
Proceeds from Divestiture	7,056	—	—	—	—	7,056
Other, net	10	2	17	21	(48)	2
Net cash flows from (used in) investing activities	(11,027)	701	361	512	(590)	(10,043)
Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,068)	(461)	(709)	(159)	1,329	(1,068)
Repurchase of common stock	(40)	—	—	—	—	(40)
Proceeds from BAT Share Purchase	4,673	—	—	—	—	4,673
Issuance of long-term debt	8,975	—	—	—	—	8,975
Debt issuance costs and financing fees	(68)	—	—	—	—	(68)
Principal borrowings under revolving credit facility	1,400	—	—	—	—	1,400
Repayments under revolving credit facility	(1,400)	—	—	—	—	(1,400)
Excess tax benefit on stock-based compensation plans	16	—	—	—	—	16
Dividends paid on preferred stock	(32)	—	—	—	32	—
Distribution of equity	—	(344)	(185)	(11)	540	—
Other, net	(21)	—	—	(27)	48	—
Net cash flows from (used in) financing activities	12,435	(805)	(894)	(197)	1,949	12,488
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(22)	—	(22)
Net change in cash and cash equivalents	30	1,387	4	533	—	1,954
Cash and cash equivalents at beginning of period	102	327	3	534	—	966
Cash and cash equivalents at end of period	$132	$1,714	$7	$1,067	$—	$2,920

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2014
Cash flows from (used in) operating activities	$834	$971	$1,089	$467	$(2,237)	$1,124
Cash flows from (used in) investing activities:
Capital expenditures	—	(159)	—	(120)	106	(173)
Proceeds from termination of joint venture	—	—	—	35	—	35
Contributions to intercompany investments	(32)	—	—	—	32	—
Return of intercompany investments	165	100	21	—	(286)	—
Other, net	218	(7)	21	128	(397)	(37)
Net cash flows from (used in) investing activities	351	(66)	42	43	(545)	(175)
Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,055)	(1,054)	(966)	(180)	2,200	(1,055)
Repurchase of common stock	(440)	—	—	—	—	(440)
Debt issuance costs and financing fees	(51)	—	—	—	—	(51)
Principal borrowings under revolving credit facility	1,000	—	—	—	—	1,000
Repayments under revolving credit facility	(600)	—	—	—	—	(600)
Excess tax benefit on stock-based compensation	11	—	—	—	—	11
Dividends paid on preferred stock	(32)	—	—	—	32	—
Receipt of equity	—	—	—	32	(32)	—
Distribution of equity	—	(21)	(165)	(100)	286	—
Other, net	(41)	(20)	—	(235)	296	—
Net cash flows from (used in) financing activities	(1,208)	(1,095)	(1,131)	(483)	2,782	(1,135)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(25)	—	(25)
Net change in cash and cash equivalents	(23)	(190)	—	2	—	(211)
Cash and cash equivalents at beginning of period	444	514	3	539	—	1,500
Cash and cash equivalents at end of period	$421	$324	$3	$541	$—	$1,289

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
September 30, 2015
Assets
Cash and cash equivalents	$132	$1,714	$7	$1,067	$—	$2,920
Short-term investments	—	265	—	—	—	265
Accounts receivable	—	45	—	17	—	62
Accounts receivable, related party	—	45	—	—	—	45
Other receivables	69	23	17	4,659	(4,740)	28
Inventories	—	928	—	673	(5)	1,596
Deferred income taxes, net	7	960	1	83	—	1,051
Other current assets	8	233	—	215		456
Total current assets	216	4,213	25	6,714	(4,745)	6,423
Property, plant and equipment, net	4	771	—	443	—	1,218
Trademarks and other intangible assets, net	—	350	—	29,123	—	29,473
Goodwill	—	3,454	10,084	2,685	—	16,223
Long-term intercompany notes receivable	1,583	—	90	169	(1,842)	—
Investment in subsidiaries	36,661	22,988	23,676	—	(83,325)	—
Other assets and deferred charges	148	989	16	12	(728)	437
Total assets	$38,612	$32,765	$33,891	$39,146	$(90,640)	$53,774
Liabilities and shareholders’ equity
Accounts payable	$1	$113	$—	$30	$—	$144
Tobacco settlement accruals	—	2,577	—	110	—	2,687
Due to related party	—	4	—	—	—	4
Deferred revenue, related party	—	9	—	—	—	9
Current maturities of long-term debt	872	86	—	—	—	958
Dividends payable on common stock	515	—	—	—	—	515
Other current liabilities	1,846	3,950	35	275	(4,745)	1,361
Total current liabilities	3,234	6,739	35	415	(4,745)	5,678
Long-term intercompany notes payable	169	—	—	1,673	(1,842)	—
Long-term debt (less current maturities)	16,642	330	—	—	—	16,972
Deferred income taxes, net	1	—	—	10,945	(722)	10,224
Long-term retirement benefits (less current portion)	56	1,966	29	161	—	2,212
Other noncurrent liabilities	33	167	1	10	—	211
Shareholders’ equity	18,477	23,563	33,826	25,942	(83,331)	18,477
Total liabilities and shareholders’ equity	$38,612	$32,765	$33,891	$39,146	$(90,640)	$53,774

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
December 31, 2014
Assets
Cash and cash equivalents	$102	$327	$3	$534	$—	$966
Accounts receivable	—	61	—	55	—	116
Accounts receivable, related party	—	41	—	—	—	41
Other receivables	70	291	20	1,864	(2,233)	12
Inventories	—	529	—	754	(2)	1,281
Deferred income taxes, net	5	611	1	86	—	703
Other current assets	50	118	—	34	2	204
Total current assets	227	1,978	24	3,327	(2,233)	3,323
Property, plant and equipment, net	3	765	—	435	—	1,203
Trademarks and other intangible assets, net	—	130	—	2,291	—	2,421
Goodwill	—	5,302	—	2,714	—	8,016
Long-term intercompany notes receivable	1,593	—	106	190	(1,889)	—
Investment in subsidiaries	9,598	3,060	6,941	—	(19,599)	—
Other assets and deferred charges	101	731	18	18	(635)	233
Total assets	$11,522	$11,966	$7,089	$8,975	$(24,356)	$15,196
Liabilities and shareholders’ equity
Accounts payable	$1	$110	$—	$31	$—	$142
Tobacco settlement accruals	—	1,709	—	110	—	1,819
Due to related party	—	1	—	—	—	1
Deferred revenue, related party	—	32	—	—	—	32
Current maturities of long-term debt	450	—	—	—	—	450
Dividends payable on common stock	356	—	—	—	—	356
Other current liabilities	1,280	1,274	3	423	(2,236)	744
Total current liabilities	2,087	3,126	3	564	(2,236)	3,544
Long-term intercompany notes payable	190	—	—	1,699	(1,889)	—
Long-term debt (less current maturities)	4,633	—	—	—	—	4,633
Deferred income taxes, net	—	1	—	1,013	(631)	383
Long-term retirement benefits (less current portion)	57	1,822	30	88	—	1,997
Other noncurrent liabilities	33	78	—	6	—	117
Shareholders’ equity	4,522	6,939	7,056	5,605	(19,600)	4,522
Total liabilities and shareholders’ equity	$11,522	$11,966	$7,089	$8,975	$(24,356)	$15,196

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of RAI’s business, initiatives, critical accounting estimates and its consolidated results of operations and financial position. Following the overview and discussion of business initiatives, the critical accounting estimates disclose certain accounting estimates that are material to RAI’s results of operations and financial position for the periods presented in this report. The discussion and analysis of RAI’s results of operations compares the third quarter of 2015 with the third quarter of 2014, and the first nine months of 2015 with the first nine months of 2014. The statements of financial position and results of operations contained in the condensed consolidated financial statements (unaudited) reflect the results of the Merger, Divestiture and related transactions. Disclosures related to liquidity and financial position complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial position and results of operations in conjunction with the financial information included in the condensed consolidated financial statements (unaudited).

Overview and Business Initiatives

On June 12, 2015, RAI completed the Merger, Divestiture and BAT Share Purchase.  For additional information on these transactions, see Merger, Divestiture and Related Transactions below.

RAI’s reportable operating segments are RJR Tobacco, Santa Fe and American Snuff. The RJR Tobacco segment consists principally of the primary operations of R. J. Reynolds Tobacco Company, the second largest tobacco company in the United States. The Santa Fe segment consists of the domestic operations of SFNTC. The American Snuff segment consists of the primary operations of American Snuff Co. Included in All Other, among other RAI subsidiaries, are RJR Vapor, Niconovum USA, Inc., Niconovum AB, SFRTI and various foreign subsidiaries affiliated with SFRTI. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.

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

RJR Tobacco is RAI’s largest reportable operating segment, and its brands include three of the top four best-selling cigarettes in the United States: NEWPORT, CAMEL and PALL MALL. These brands, and its other brands, including DORAL, MISTY, and CAPRI are manufactured in a variety of styles and marketed in the United States. As part of its total tobacco strategy, RJR Tobacco offers a smoke-free tobacco product, CAMEL SNUS.  RJR Tobacco manages contract manufacturing of cigarettes and tobacco products through arrangements with BAT affiliates, and manages the export of tobacco products to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases. RJR Tobacco also manages the super-premium cigarette brands, DUNHILL and STATE EXPRESS 555, which are licensed from BAT.

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

Santa Fe

Santa Fe competes in the U.S. cigarette market with its Natural American Spirit brand, which is the fastest growing super-premium cigarette brand and is a top 10 best-selling cigarette brand. It is priced higher than most other competitive brands, and is differentiated from key competitors through its use of all natural, additive-free tobacco, including styles made with organic tobacco. Competition in the cigarette category is based primarily on brand positioning, including price, product attributes and packaging, consumer loyalty, promotions, advertising and retail presence.

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

In contrast to the declining U.S. cigarette market, U.S. moist snuff shipments to retail grew approximately 2.5% in the first nine months of 2015. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both.

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

SFRTI and various foreign subsidiaries affiliated with SFRTI distribute the NATURAL AMERICAN SPIRIT brand outside the United States.  On September 29, 2015, RAI announced the international rights to NATURAL AMERICAN SPIRIT will be sold to JTI Holding.  The Proposed Transaction is expected to be completed by early 2016.

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

Merger

On June 12, 2015, the Merger was completed, with Merger Sub merging with and into Lorillard and Lorillard surviving as a wholly owned subsidiary of RAI.  Pursuant to the Merger Agreement, each share of Lorillard common stock (other than treasury shares held by Lorillard and any shares of Lorillard common stock owned by any Lorillard subsidiary, RAI or Merger Sub) was converted into the right to receive (1) 0.2909 of a share of RAI common stock, prior to giving effect to the stock split, plus (2) $50.50 in cash.  RAI issued 104,706,847 shares of RAI common stock, prior to giving effect to the stock split, to Lorillard shareholders in the Merger.

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

BAT Share Purchase and Other

Concurrently with the completion of the Merger and Divestiture and pursuant to the Subscription Agreement, BAT indirectly (through a wholly owned subsidiary) purchased 77,680,259 shares of RAI common stock, prior to giving effect to the stock split, for approximately $4.7 billion, which was sufficient for BAT and its subsidiaries collectively to maintain their approximately 42% beneficial ownership in RAI.  Upon completion of the transactions on June 12, 2015, BAT and its subsidiaries collectively owned 301,014,278 shares, prior to giving effect to the stock split, or approximately 42%, of RAI’s outstanding common stock.

RAI financed the cash portion of the Merger Consideration and related fees and expenses with (1) the net proceeds from a public offering of $9 billion aggregate principal amount of newly issued RAI senior notes, (2) the proceeds from the Divestiture, (3) the proceeds from the BAT Share Purchase and (4) available cash. Transaction related costs of $54 million, for the nine months ended September 30, 2015, were expensed as incurred and included in selling, general and administrative expenses in RAI’s condensed consolidated statements of income (unaudited).

Proposed Transaction

On September 29, 2015, RAI announced the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with the international companies that distribute and market the brand outside the United States will be sold to JTI Holding in an all-cash transaction with a value of approximately $5 billion.  The Proposed Transaction does not include the rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks in the U.S. market, U.S. duty-free locations, and U.S. territories or in U.S. military outlets, all of which will be retained by SFNTC.  The Proposed Transaction is expected to be completed by early 2016, and is subject to customary closing conditions and the receipt of regulatory approvals.  For additional information, see note 3 to condensed consolidated financial statements (unaudited).

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

RJR Tobacco, Lorillard Tobacco, American Snuff Co., SFNTC, or RJR Vapor or their affiliates, including RAI, and indemnitees, including B&W, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions.

RAI and its subsidiaries believe that they have valid bases for appeal of adverse verdicts in their pending cases and believe they have valid defenses to all actions and intend to defend all actions vigorously. RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco, Lorillard Tobacco or its affiliates or indemnitees, including B&W, or the loss of any particular claim concerning the use of smokeless tobacco products against American Snuff Co., when viewed on an individual case-by-case basis, is not probable or estimable, except for certain Engle Progeny cases described in “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in note 13 to condensed consolidated financial statements (unaudited).

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

For further discussion of the litigation and legal proceedings pending against RAI or its affiliates or indemnitees, see note 13 to condensed consolidated financial statements (unaudited).

State Settlement Agreements

RJR Tobacco (itself, and as successor by merger to Lorillard Tobacco) and SFNTC are participants in the MSA, and RJR Tobacco (itself, and as successor by merger to Lorillard Tobacco) is a participant in the other state settlement agreements. Their obligations and the related expense charges under these agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges to RJR Tobacco and SFNTC under these agreements is recorded in cost of products sold as the products are shipped. Included in these adjustments is an NPM Adjustment that potentially reduces the annual payment obligation of RJR Tobacco, SFNTC and other PMs. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated. American Snuff Co. is not a participant in the State Settlement Agreements. For additional information related to historical and expected settlement expenses and payments under the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements—Enforcement and Validity; Adjustments” in note 13 to condensed consolidated financial statements (unaudited).

Pension and Postretirement Benefits

RAI sponsors a number of non-contributory defined benefit pension plans covering most of the employees of RAI and certain of its subsidiaries.  RAI and a subsidiary provide certain health and life insurance benefits for most of their retired employees and their dependents. These benefits are generally no longer provided to employees hired on or after January 1, 2004.

Because pension and other postretirement obligations ultimately will be settled in future periods, the determination of annual benefit cost (credit) and liabilities is subject to estimates and assumptions. RAI reviews these assumptions annually based on historical experience and expected future trends or coincidental with a major event and modifies them as needed. Demographic assumptions such as termination of employment, mortality or retirement are reviewed periodically as expectations change.

Actuarial gains or losses are changes in the amount of either the benefit obligation or the fair value of plan assets resulting from experience different from that assumed or from changes in assumptions. Actuarial gains and losses are immediately recognized in the operating results in the year in which they occur, to the extent the gains and losses are outside the corridor. Actuarial gains and losses outside the corridor are recognized annually as of December 31, or when a plan is remeasured during an interim period, and are recorded as an MTM adjustment. Additionally, for the purpose of calculating the expected return on plan assets, RAI uses the actual fair value of plan assets.

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

Goodwill, trademarks and other intangible assets are tested more frequently if events and circumstances indicate that the asset might be impaired. The carrying value of these intangible assets could be impaired if a significant adverse change in the use, life, or brand strategy of the asset is determined, or if a significant adverse change in the legal and regulatory environment, business or competitive climate occurs that would adversely impact the asset. For information related to intangible assets, see note 5 to condensed consolidated financial statements (unaudited).

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

Results of Operations

 The results of operations below reflect the Merger and Divestiture that occurred on June 12, 2015. As a result, for 2015, RJR Tobacco’s net sales and operating income include results of operations for the WINSTON, KOOL and SALEM brands only for the period of January 1, 2015 through June 12, 2015, and include results of operations for the NEWPORT, KENT, OLD GOLD and TRUE brands since the date of acquisition.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Net sales(1):
RJR Tobacco	$2,631	$1,799	46.2%	$6,115	$5,098	19.9%
Santa Fe	218	179	21.8%	607	482	25.9%
American Snuff	210	202	4.0%	629	581	8.3%
All Other	102	60	70.0%	270	176	53.4%
Net sales	3,161	2,240	41.1%	7,621	6,337	20.3%
Cost of products sold(1)(2)	1,404	1,034	35.8%	3,338	2,923	14.2%
Selling, general and administrative expenses	453	391	15.9%	1,415	1,168	21.1%
Gain on Divestiture	(7)	—	NM(3)	(3,506)	—	NM(3)
Amortization expense	6	3	100.0%	12	8	50.0%
Asset impairment and exit charges	99	—	NM(3)	99	—	NM(3)
Operating income (loss):
RJR Tobacco	1,129	731	54.4%	2,444	1,939	26.0%
Santa Fe	120	98	22.4%	337	247	36.4%
American Snuff	121	117	3.4%	369	329	12.2%
All Other	(127)	(88)	44.3%	(223)	(176)	26.7%
Gain on Divestiture	7	—	NM(3)	3,506	—	NM(3)

Corporate expense	(44)	(46)	(4.3)%	(170)	(101)	68.3%
Operating income	$1,206	$812	48.5%	$6,263	$2,238	NM(3)

(1)	Excludes excise taxes of:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
RJR Tobacco	$1,061	$814	$2,583	$2,320
Santa Fe	67	57	188	155
American Snuff	13	13	40	39
All Other	79	78	236	221
	$1,220	$962	$3,047	$2,735

(2)	See below for further information related to the State Settlement Agreements, FDA user fees and federal tobacco quota buyout included in cost of products sold.
(3)	Percentage of change not meaningful.

In the following discussion, the amounts presented in the operating companies’ shipment volume and share tables are rounded on an individual basis and, accordingly, may not sum in the aggregate. Percentages are calculated on unrounded numbers.

RJR Tobacco

Net Sales

The acquisition of the NEWPORT, KENT, OLD GOLD and TRUE brands occurred on June 12, 2015, and consequently, the RAI consolidated statements of income for 2015 include the results of operations for these brands since the date of acquisition.  The divestiture of the WINSTON, KOOL and SALEM brands occurred on June 12, 2015, and consequently, the RAI consolidated statements of income for 2015 include the results of operations for these brands only for the period from January 1, 2015 through June 12, 2015.

Domestic cigarette shipment volume, in billions of units for RJR Tobacco and the industry, was as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
RJR Tobacco:
Growth brands:
NEWPORT	8.8	—	NM(2)	10.3	—	NM(2)
CAMEL	5.5	5.7	(3.2)%	15.8	15.8	(0.1)%
PALL MALL	5.1	5.5	(6.9)%	15.0	15.6	(3.4)%
	19.4	11.1	74.3%	41.1	31.4	31.0%
Other	1.7	5.0	(67.0)%	10.2	14.7	(30.6)%
Total RJR Tobacco domestic cigarette shipment volume	21.1	16.2	30.2%	51.3	46.1	11.3%
Total premium	14.8	9.4	56.4%	32.9	26.8	22.7%
Total value	6.3	6.7	(6.5)%	18.5	19.3	(4.4)%
Premium/total mix	70.1%	58.3%		64.1%	58.1%
Industry(1):
Premium	49.8	50.0	(0.3)%	143.8	142.0	1.2%
Value	19.3	20.7	(6.8)%	55.4	57.2	(3.1)%
Total industry domestic cigarette shipment volume	69.1	70.7	(2.2)%	199.2	199.2	0.0%
Premium/total mix	72.1%	70.7%		72.2%	71.3%

(1)	Based on information from Management Science Associates, Inc., referred to as MSAi.
(2)	Percentage of change not meaningful.

RJR Tobacco’s net sales are dependent upon its cigarette shipment volume in a declining market, premium versus value-brand mix and list pricing, offset by promotional spending, trade incentives and federal and state excise taxes.

RJR Tobacco’s net sales for the three months ended September 30, 2015, increased compared with the prior-year quarter, primarily due to higher volume and favorable product mix of $757 million and higher net pricing of $40 million along with $37 million from contract manufacturing and leaf sales. RJR Tobacco’s net sales for the nine months ended September 30, 2015, increased compared with the prior-year nine months, primarily due to higher volume and favorable product mix of $817 million, and higher net pricing of $212 million, partially offset by $6 million attributable to contract manufacturing and leaf sales.

Market Share

Market share information is included for RJR Tobacco to provide enhanced analysis of its brand performance.  For brands that were acquired in the Merger, share information is displayed as if the brands were part of the portfolio for all time periods shown.  Brands that were part of the Divestiture have been removed for all presented time periods. Accordingly, this pro forma market share data is presented for informational purposes only and is not necessarily indicative of what the market share of the acquired brands would have been if the Merger and Divestiture had occurred at the beginning of the periods presented, nor is it necessarily indicative of future market share.

The shares of RJR Tobacco’s cigarette brands as a percentage of total share of U.S. cigarette shipments to retail outlets, referred to as STR data, based on information submitted by wholesale locations and processed and managed by MSAi(1), were as follows:

	For the Three Months Ended
	September 30, 2015	June 30, 2015	Share Point Change	September 30, 2014	Share Point Change
Growth brands:
NEWPORT	13.3%	13.2%	0.1	12.9%	0.5
CAMEL	8.3%	8.2%	0.1	8.3%	—
PALL MALL	7.8%	7.8%	—	8.1%	(0.3)
Total growth brands	29.4%	29.2%	0.2	29.2%	0.2
Other	2.5%	2.6%	(0.1)	2.8%	(0.3)
Total RJR Tobacco domestic cigarette share of retail shipments	32.0%	31.8%	0.2	32.1%	(0.1)

(1)

Beginning with the Quarterly Report on Form 10-Q for the period ended June 30, 2015, RJR Tobacco began reporting market share information based on STR data, instead of information based on a sampling of retail cigarette sales, referred to as retail scan data.  Management believes that STR data more accurately reflects marketplace performance across all channels of trade. All share information has been restated to reflect STR data. You should not rely on the STR data reported by MSAi as being a precise measurement of actual market share as the shipments to retail outlets do not reflect actual consumer sales and do not track all volume and trade channels. Accordingly, the STR data for RJR Tobacco and its brands may overstate or understate their actual market share. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

The retail share of market of NEWPORT, at 13.3 share points, was up 0.5 share points compared with the prior-year quarter in the highly competitive U.S. cigarette category. NEWPORT’s cigarette market share continued to be favorably impacted by its strength in the menthol category, as well as its continued momentum in the non-menthol category.

The retail share of market of CAMEL, at 8.3 share points, was flat compared with the prior-year quarter in the highly competitive U.S. cigarette category. CAMEL’s cigarette market share continued to be favorably impacted by its innovative capsule technology offered in CAMEL Crush and CAMEL Crush menthol styles. CAMEL Crush styles provide adult smokers the choice of switching from non-menthol to menthol. CAMEL Crush menthol styles allow adult smokers to choose the level of menthol flavor on demand.  CAMEL SNUS, a smoke-free tobacco product, continues to lead the U.S. snus category with a market share of approximately 80%.

PALL MALL, a product that offers a high quality, longer-lasting cigarette at a value price, continues to attract interest from adult tobacco consumers. PALL MALL’s third-quarter market share of 7.8% was down 0.3 share points compared with the prior-year quarter due to continued competitive pressure.

The combined share of market of RJR Tobacco’s growth brands during the third quarter of 2015 was up slightly compared with the same period in 2014. RJR Tobacco’s total cigarette market share was down slightly from the prior-year quarter, primarily driven by decreases in the company’s support and non-support brands, consistent with its strategy of focusing on growth brands.

Operating Income

RJR Tobacco’s operating income for the three-month period ended September 30, 2015, was favorably impacted by higher volume, higher cigarette pricing, favorable product mix and the expiration in 2014 of the federal tobacco quota buyout, partially offset by expenses associated with Engle Progeny litigation and other litigation, and inventory valuation and costs associated with the Merger.

RJR Tobacco’s operating income for the nine-month period ended September 30, 2015, was favorably impacted by higher volume, higher cigarette pricing, the 2003 NPM Adjustment claim and the expiration of the federal tobacco quota buyout in 2014, partially offset by expenses associated with Engle Progeny litigation and other litigation, and inventory valuation and costs associated with the Merger.

RJR Tobacco’s expenses under the State Settlement Agreements, FDA user fees and federal tobacco quota buyout included in cost of products sold were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
State Settlement Agreements	$715	$494	$1,611	$1,356
FDA user fees	49	30	116	92
Federal tobacco quota buyout	—	47	—	146

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

As a result of meeting the performance requirements associated with the Term Sheet, RJR Tobacco recognized credits of $76 million and $81 million for the three months ended September 30, 2015 and 2014, respectively; and $209 million and $233 million for the nine months ended September 30, 2015 and 2014, respectively. RJR Tobacco expects to recognize additional credits through 2017.

On September 11, 2013, the Arbitration Panel ruled six states had not diligently enforced their qualifying statutes in 2003 related to the NPM Adjustment.  Based on the status of the various challenges filed by the non-diligent states to certain rulings of the Arbitration Panel related to the 2003 NPM Adjustment claim, as of September 30, 2015, two of the non-diligent states are no longer challenging the findings of non-diligence entered against them by the Arbitration Panel.  As a result, a certain portion of the NPM Adjustment claim for 2003 from these two states is now certain and can be estimated.  Consequently, RJR Tobacco recognized $70 million as a reduction of cost of products sold for the nine months ended September 30, 2015.

For additional information, see “— Cost of Products Sold” in note 1 and “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements—Enforcement and Validity; Adjustments” in note 13 to condensed consolidated financial statements (unaudited).

Expenses for FDA user fees are expected to be approximately $160 million to $170 million in 2015. For additional information, see “— Governmental Activity” below.

Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. RJR Tobacco’s product liability defense costs were $48 million and $38 million for the three months ended September 30, 2015 and 2014, respectively, and $141 million and $131 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Numerous factors affect product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial, that is, with active discovery and motions practice. See “— Litigation Affecting the Cigarette Industry — Overview” in note 13 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and type of cases pending, and “— Litigation Affecting the Cigarette Industry — Overview — Scheduled Trials” in note 13 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and nature of cases in trial and scheduled for trial through September 30, 2016.

RJR Tobacco expects that the factors described above will continue to have the primary impact on its product liability defense costs in the future. Given the level of activity in RJR Tobacco’s pending cases, including the number of cases in trial and scheduled for trial, particularly with respect to Engle Progeny cases, RJR Tobacco’s product liability defense costs continue to remain at a high level. See “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in note 13 to condensed consolidated financial statements (unaudited) for additional information.

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

Santa Fe

Net Sales

Domestic cigarette shipment volume, in billions of units for Santa Fe, was as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
NATURAL AMERICAN SPIRIT	1.3	1.1	19.3%	3.5	2.9	22.5%

Santa Fe’s net sales for the three- and nine-month periods ended September 30, 2015, increased compared with the prior-year periods, primarily due to higher volume and net pricing.

Market Share

The shares of Santa Fe’s NATURAL AMERICAN SPIRIT brand as a percentage of total share of U.S. cigarette STR data from MSAi(1), were as follows:

	For the Three Months Ended
	September 30, 2015	June 30, 2015	Share Point Change	September 30, 2014	Share Point Change
NATURAL AMERICAN SPIRIT	1.9%	1.8%	0.1	1.6%	0.3

(1)

Beginning with the Quarterly Report on Form 10-Q for the period ended June 30, 2015, Santa Fe began reporting market share information based on STR data, instead of information based on a sampling of retail scan data.  Management believes that STR data more accurately reflects marketplace performance across all channels of trade. All share information has been restated to reflect STR data. You should not rely on the STR data reported by MSAi as being a precise measurement of actual market share as the shipments to retail outlets do not reflect actual consumer sales and do not track all volume and trade channels. Accordingly, the STR data for Santa Fe’s NATURAL AMERICAN SPIRIT brand may overstate or understate the actual market share. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

Operating Income

Santa Fe’s operating income for the three- and nine-month periods ended September 30, 2015, increased as compared with the prior-year periods primarily due to higher volume, net pricing and the expiration of the federal tobacco quota buyout in 2014.

Santa Fe’s expenses under the State Settlement Agreements, FDA user fees and federal tobacco quota buyout included in cost of products sold were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
State Settlement Agreements	$38	$29	$104	$78
FDA user fees	3	2	7	6
Federal tobacco quota buyout	—	3	—	9

Expenses under the MSA are expected to be approximately $135 million to $145 million in 2015, subject to adjustment for changes in volume and other factors. Pursuant to the Term Sheet, SFNTC will receive credits with respect to its NPM Adjustment claims for the period from 2003 through 2012. These credits will be applied against annual payments under the MSA over a four-year period, which commenced with the April 2013 payment.

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

As a result of meeting the performance requirements associated with the Term Sheet, Santa Fe recognized credits of $1 million for the three months ended September 30, 2014; and $2 million and $3 million for the nine months ended September 30, 2015 and 2014, respectively. Santa Fe expects to recognize additional credits through 2016.

For additional information, see “— Cost of Products Sold” in note 1 and “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements—Enforcement and Validity; Adjustments” in note 13 to condensed consolidated financial statements (unaudited).

American Snuff

Net Sales

The moist snuff shipment volume, in millions of cans, for American Snuff was as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
GRIZZLY	113.7	108.7	4.6%	338.0	324.6	4.1%
Other	11.6	11.3	2.4%	33.3	33.6	(0.8)%
Total American Snuff moist snuff shipment volume	125.3	120.1	4.4%	371.3	358.2	3.7%

American Snuff’s net sales for the three and nine month periods ended September 30, 2015, increased compared with the same prior-year periods primarily due to higher net pricing and higher moist snuff volume.

Market Share

Moist snuff has been the key driver to American Snuff’s overall growth and profitability within the U.S. smokeless tobacco market. Moist snuff accounted for approximately 90% of American Snuff’s revenue for the three and nine months ended September 30, 2015, compared with approximately 89% for the three and nine months ended September 30, 2014. U.S. moist snuff industry retail shipment volume grew by approximately 2.5% in the third quarter of 2015 compared with the same period in 2014.

The shares of American Snuff’s moist snuff brands as a percentage of total share of U.S. moist snuff STR data according to MSAi(1), were as follows:

	For the Three Months Ended
	September 30, 2015	June 30, 2015	Share Point Change	September 30, 2014	Share Point Change
GRIZZLY	30.9%	31.1%	(0.2)	29.5%	1.4
Other	2.8%	2.8%	—	2.8%	(0.1)
Total American Snuff moist snuff share of retail shipments	33.7%	33.8%	(0.1)	32.4%	1.3

(1)

Beginning with the Quarterly Report on Form 10-Q for the period ended June 30, 2015, American Snuff began reporting market share information based on STR data, instead of information based on a sampling of retail scan data.  Management believes that STR data more accurately reflects marketplace performance across all channels of trade. All share information has been restated to reflect STR data. You should not rely on the STR data reported by MSAi as being a precise measurement of actual market share as the shipments to retail outlets do not reflect actual consumer sales and do not track all volume and trade channels. Accordingly, the STR data for American Snuff and its brands may overstate or understate their actual market share.

GRIZZLY, the leading U.S. moist snuff brand, was up 1.4 share points in the third quarter of 2015, compared with the third quarter of 2014, led by growth in wintergreen styles and pouch offerings. In 2014, American Snuff expanded the distribution of GRIZZLY Wide Cut Wintergreen nationwide. The wider cut offers adult smokeless tobacco consumers a long-lasting wintergreen flavor and easy packing. To complement GRIZZLY’s range of product offerings and extend its market-leading position in wintergreen, the brand began expanding the GRIZZLY Dark Wintergreen style in early 2015. This style offers a differentiated and bolder wintergreen flavor, and is made from 100% American tobacco grown in Kentucky and Tennessee.

Operating Income

American Snuff’s operating income for the three-month period ended September 30, 2015, increased as compared with the prior-year period primarily due to higher net pricing and volume.  American Snuff’s operating income for the nine-month period ended September 30, 2015, increased as compared with the prior-year period primarily due to higher net pricing and volume.

All Other

RJR Vapor is the manufacturer and marketer of VUSE Digital Vapor Cigarette. The national expansion of VUSE began in 2014, and was completed in early 2015. VUSE is now the top-selling vapor product in convenience/gas stores, and its innovative digital technology is designed to deliver a consistent flavor and vapor experience.

On September 30, 2015, RAI announced that certain of its operating companies are consolidating manufacturing operations for the VUSE Digital Vapor Cigarette, which will generate manufacturing and cost efficiencies.  In addition to in-house production at RJR Tobacco’s manufacturing facility in Tobaccoville, North Carolina, certain production of VUSE cartridges was previously performed for RJR Vapor at a contractor’s facility in Kansas.  Effective September 30, 2015, all production of VUSE will occur at the Tobaccoville facility, pursuant to a services agreement between RJR Tobacco and RJR Vapor.  As a result of this consolidation, pre-tax asset impairment and exit charges of $99 million were recorded in the All Other segment in the third quarter of 2015.

Niconovum USA, Inc. was in lead markets in Iowa and Nebraska with ZONNIC, a nicotine replacement therapy gum, until September 2014, when it began its national expansion.  ZONNIC is available in many retail outlets across the United States.  Niconovum AB is a marketer of nicotine replacement therapy products in Sweden under the ZONNIC brand name.

SFRTI and various foreign subsidiaries affiliated with SFRTI distribute the NATURAL AMERICAN SPIRIT brand outside of the United States.  On September 29, 2015, RAI announced the international rights to NATURAL AMERICAN SPIRIT will be sold to JTI Holding.  The Proposed Transaction is expected to be completed by early 2016.

Gain on Divestiture

The gain is a result of the Divestiture of WINSTON, KOOL and SALEM, previously owned by RAI subsidiaries, as well as the cigarette brand MAVERICK and the “e-vapor” brand blu (including SKYCIG), previously owned by Lorillard subsidiaries, and other assets and certain liabilities.  See note 2 for additional information on the Divestiture.

Corporate Expense

Corporate operating costs and expenses increased for the nine months ended September 30, 2015, compared with the same period in 2014, primarily due to $54 million of transaction related costs associated with the Merger and Divestiture for the nine months ended September 30, 2015.

RAI Consolidated

Interest and debt expense was $189 million and $385 million for the three and nine months ended September 30, 2015, respectively, compared with $76 million and $197 million for the three and nine months ended September 30, 2014, respectively. The change is primarily due to costs associated with the New Notes, issued to fund part of the Merger Consideration, and the Lorillard Tobacco Notes, assumed in connection with the Lorillard Tobacco Merger, as well as amortization of the fees incurred for the Bridge Facility that was not used to finance any part of the Merger Consideration. By its terms, the Bridge Facility terminated on June 12, 2015, and all associated fees were fully amortized as of June 30, 2015.

Provision for income taxes was $358 million, for an effective rate of 35.3%, for the three months ended September 30, 2015, compared with $280 million, for an effective rate of 37.5%, for the three months ended September 30, 2014. The provision for income taxes was $2,900 million, for an effective tax rate of 49.4%, for the nine months ended September 30, 2015, compared with $756 million, for an effective rate of 36.8%, for the nine months ended September 30, 2014.

The effective tax rate for the three months ended September 30, 2015, as compared with the same prior-year period, was favorably impacted by a decrease in tax attributable to the domestic manufacturing deduction and a reduction in state income taxes.

The effective tax rate for the nine months ended September 30, 2015, as compared with the same prior-year period, was unfavorably impacted by an increase in tax attributable to nondeductible acquisition costs, nondeductible goodwill in the amount of $1,849 million associated with the Divestiture and an increase in uncertain tax positions, offset partially by a decrease in tax attributable to the release of a valuation allowance in the amount of $37 million and a reduction in state income taxes.

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

The negative impact, if any, on the sources of liquidity that could result from a decrease in demand for products due to short-term inventory adjustments by wholesale and retail distributors, changes in competitive pricing, accelerated declines in consumption, particularly from adverse regulatory actions or increases in excise taxes, or adverse impacts from financial markets, cannot be predicted. RAI also cannot predict its cash requirements or those of its subsidiaries related to any future settlements or judgments, including cash required to be held in escrow or to bond any appeals, if necessary, and RAI makes no assurance that it or its subsidiaries will be able to meet all of those requirements.

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

As of September 30, 2015, RAI held investments in auction rate securities and a mortgage-backed security totaling $89 million. Adverse changes in financial markets caused the auction rate securities and the mortgage-backed security to revalue lower than carrying value and become less liquid. The auction rate securities and mortgage-backed security will not become liquid until a successful auction occurs or a buyer is found. RAI intends, and has the ability, to hold these auction rate securities and mortgage-backed security for a period of time sufficient to allow for sale, redemption or anticipated recovery in fair value. For additional information on these investments, see note 4 to condensed consolidated financial statements (unaudited).

Cash Flows

Net cash flows used in operating activities were $469 million in the first nine months of 2015, compared with $1.1 billion from operating activities in the first nine months of 2014. This change was driven primarily by higher tax payments in 2015 resulting from the Divestiture, partially offset by higher net pricing, and the expiration of the federal tobacco quota buyout in 2014.

Net cash flows used in investing activities were $10 billion in the first nine months of 2015, compared with $175 million in the first nine months of 2014. This change was primarily due to the Merger and Divestiture.

Net cash flows from financing activities were $12.5 billion in the first nine months of 2015, compared with $1.1 billion used in the first nine months of 2014. This change was primarily due to the issuance of long-term debt to finance part of the Merger Consideration and proceeds from the issuance of common stock in the BAT Share Purchase.

Borrowing Arrangements and Long-Term Debt

RAI Notes

As of September 30, 2015, the principal amount of RAI’s outstanding notes was $17.2 billion, including the notes issued in the Exchange Offers discussed below, with maturity dates ranging from 2015 to 2045. RAI, at its option, may redeem any or all of its outstanding notes, in whole or in part at any time, subject to the payment of a make-whole premium. RAI’s outstanding notes include $9.0 billion aggregate principal amount of RAI senior notes that were issued on June 12, 2015, to fund part of the cash portion of the Merger Consideration. Interest on the notes is payable semi-annually. At September 30, 2015, RAI had $872 million of current maturities of long-term debt. RAI intends to use available cash to pay $450 million of notes that will mature on October 30, 2015.  See note 12 to the condensed consolidated financial statements (unaudited) for additional information.

RJR Tobacco Notes

As of September 30, 2015, the principal amount of RJR Tobacco’s outstanding notes was $377 million, with maturity dates ranging from 2016 to 2041. Such notes represent the unexchanged Lorillard Tobacco Notes, originally issued by Lorillard Tobacco, as to which RJR Tobacco became the principal obligor in connection with the closing of the Lorillard Tobacco Merger. The Lorillard Tobacco Notes were the subject of the Exchange Offers described below. RAI and RJR are the guarantors of the Lorillard Tobacco Notes. Interest on the notes is payable semi-annually. At September 30, 2015, RJR Tobacco had $86 million of current maturities of long-term debt. See note 12 to the condensed consolidated financial statements (unaudited) for additional information relating to the RJR Tobacco notes.

Exchange Offers

On June 11, 2015, RAI commenced offers to exchange any and all (to the extent held by eligible holders) of the $3.5 billion aggregate principal amount of the then outstanding Lorillard Tobacco Notes for RAI senior notes. RAI completed the Exchange Offers on July 15, 2015. Approximately $3.1 billion, representing 89%, of the Lorillard Tobacco Notes were exchanged for RAI senior notes.  RJR Tobacco is the principal obligor of the unexchanged $377 million aggregate principal amount of Lorillard Tobacco Notes.  See note 12 to the condensed consolidated financial statements (unaudited) for additional information.

Credit Agreement

On December 18, 2014, RAI entered into the Credit Agreement with a syndicate of lenders, providing for a five-year $2 billion senior unsecured revolving credit facility, which may be increased to $2.35 billion at the discretion of the lenders upon the request of RAI. This agreement replaced RAI’s four-year $1.35 billion senior unsecured revolving credit facility dated October 8, 2013.  The original maturity date of the Credit Agreement was December 18, 2019.  Pursuant to the maturity date extension provision of the Credit Agreement, the requisite lenders agreed, in October 2015 and upon RAI’s request, to extend the maturity date of the Credit Agreement by 12 months, to December 18, 2020.  In connection with such extension, a portion ($35 million) of one lender’s commitment under the Credit Agreement was reduced, and reallocated among certain other lenders party to the Credit Agreement.  Subject to the terms and conditions stated therein, the maturity date of the Credit Agreement may be extended further, upon the request of RAI and with the consent of the requisite lenders, an additional 12 months to December 18, 2021.

Certain of RAI’s subsidiaries, including its Material Subsidiaries, as such term is defined in the Credit Agreement, have guaranteed, on an unsecured basis, RAI’s obligations under the Credit Agreement. On August 31, 2015, Lorillard Licensing became a guarantor under the Credit Agreement.

During the first nine months of 2015, RAI borrowed and repaid $1.4 billion under the Credit Agreement at an average interest rate of 1.37% and used the proceeds for general corporate purposes of RAI and its subsidiaries, including making payments under the MSA and dividend payments. As of September 30, 2015, there were no outstanding borrowings and $8 million of letters of credit outstanding under the Credit Agreement.

Bridge Facility

On June 12, 2015, the Bridge Facility, in accordance with its terms, terminated.

Other

The lowering of RAI’s credit ratings, or concerns over such a lowering, could have an adverse impact on RAI’s ability to access the debt markets and could increase borrowing costs.

RAI, RJR Tobacco and their affiliates were in compliance with all covenants and restrictions imposed by RAI’s indebtedness and RJR Tobacco’s indebtedness, as the case may be, at September 30, 2015.

For additional information on the Borrowing Arrangements and Long-term Debt, see note 11 and note 12, respectively, to condensed consolidated financial statements (unaudited).

Stock Split

On July 27, 2015, RAI’s board of directors approved a two-for-one stock split of RAI’s common stock, in the form of a special 100 percent stock dividend, which was issued on August 31, 2015, to shareholders of record on August 17, 2015.  Shareholders of record received one additional share of RAI common stock for each share owned.

Dividends

On February 5, 2015, May 7, 2015, and July 27, 2015, RAI’s board of directors declared a quarterly cash dividend of $0.335 per common share, $0.335 per common share and $0.36 per common share, to shareholders of record as of March 10, 2015, June 10, 2015, and September 10, 2015, respectively, after giving effect to the stock split.  The dividends were paid on April 1, 2015, July 1, 2015, and October 1, 2015, respectively.

On an annualized basis, the dividend rate is $1.44 per common share. The dividend reflects RAI’s current policy of paying dividends to the holders of RAI’s common stock in an aggregate amount that is approximately 75% of RAI’s annual consolidated net income.

Share Repurchases

During the first nine months of 2015, at a cost of $40 million, RAI purchased 1,058,148 shares of RAI common stock that were forfeited and cancelled with respect to tax liabilities associated with restricted stock units vesting under the Omnibus Plan.

Share Issuance

On June 12, 2015, RAI issued 104,706,847 shares of common stock, prior to giving effect to the stock split, to Lorillard shareholders in the Merger as part of the Merger Consideration.  In addition, BAT indirectly, through a wholly owned subsidiary, purchased 77,680,259 shares of RAI common stock, prior to giving effect to the stock split, for approximately $4.7 billion in the BAT Share Purchase, thereby maintaining the collective beneficial ownership of BAT and its subsidiaries in RAI at approximately 42%.

Capital Expenditures

RAI’s operating subsidiaries recorded cash capital expenditures of $98 million and $173 million for the first nine months of 2015 and 2014, respectively. RAI’s operating subsidiaries plan to spend an additional $95 million to $105 million for capital expenditures during the remainder of 2015, which primarily includes capital spending related to the Merger. Capital expenditures are funded primarily by cash flows from operations. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of September 30, 2015.

Retirement Benefits

RAI disclosed in its financial statements for the year ended December 31, 2014, that it expected to contribute $109 million to its pension plans in 2015.  As of September 30, 2015, RAI expects to contribute approximately $11 million to its pension plans in 2015, of which $9 million was contributed during the first nine months of 2015.

Litigation and Settlements

RJR Tobacco, Lorillard Tobacco, American Snuff Co., SFNTC, or RJR Vapor or their affiliates, including RAI, RJR and Lorillard or indemnitees, including B&W, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. For further discussion of specific cases, see note 13 to condensed consolidated financial statements (unaudited). Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of September 30, 2015, RJR Tobacco had paid approximately $130 million since January 1, 2013, related to unfavorable smoking and health litigation judgments.

RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2015 contains accruals for the following Engle Progeny cases: Hiott, Starr-Blundell, Clayton, Ward, Hallgren, Cohen, Sikes, Thibault, Buonomo, Taylor and Ballard; as well as payments for compensatory and punitive damages, attorneys’ fees and interest for Goveia, and attorneys’ fees and statutory interest for Sury and Mrozek, the judgments of which were paid in 2014.  Other accruals include an amount for the estimated costs of the corrective communications in the U.S. Department of Justice case and RJR Tobacco’s and Lorillard Tobacco’s share of the proposed federal Engle Progeny settlement.  For additional information related to litigation, see note 13 to condensed consolidated financial statements (unaudited).

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

In 1998, RJR Tobacco, Lorillard Tobacco, B&W and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. The State Settlement Agreements impose a perpetual stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers, and place significant restrictions on their ability to market and sell cigarettes in the future. For additional information related to historical and expected settlement expenses and payments under the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry —State Settlement Agreements—Enforcement and Validity; Adjustments” in note 13 to condensed consolidated financial statements (unaudited). The State Settlement Agreements have materially adversely affected RJR Tobacco’s shipment volumes. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial position of RAI and RJR Tobacco in future periods.

RJR Tobacco and Lorillard Tobacco disputed a total of $5.6 billion and $1.2 billion, respectively, with respect to the NPM Adjustment, for the years 2003 through 2014. This amount does not include interest or earnings and does not reflect any reduction as a result of the Term Sheet described below.

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

On September 11, 2013, the Arbitration Panel ruled six states had not diligently enforced their qualifying statutes in 2003 related to the NPM Adjustment.  Based on the status of the various challenges filed by the non-diligent states to certain rulings of the Arbitration Panel related to the 2003 NPM Adjustment claim, as of September 30, 2015, two of the non-diligent states are no longer challenging the findings of non-diligence entered against them by the Arbitration Panel.  As a result, a certain portion of the NPM Adjustment claim for 2003 from these two states is now certain and can be estimated.  Consequently, RJR Tobacco and Santa Fe, collectively, recognized $70 million as a reduction of cost of products sold for the nine months ended September 30, 2015.

On October 20, 2015, RJR Tobacco and certain other PMs (including SFNTC) entered into the NY Settlement Agreement with the State of New York to settle certain claims related to the MSA NPM Adjustment.  The NY Settlement Agreement resolves NPM Adjustment claims related to payment years from 2004 through 2014 and puts in place a new method to determine future adjustments from 2015 forward as to New York.

RJR Tobacco and SFNTC, collectively, will receive credits, currently estimated to total approximately $290 million, plus interest, with respect to their NPM Adjustment claims for the period 2004 through 2014.  These credits will be applied against annual payments under the MSA over a four-year period, commencing with the annual MSA payment due in April 2016.  As a result of the NY Settlement Agreement, expenses for the MSA are expected to be reduced approximately $15 million for the three months and year ended December 31, 2015, recognizing the credit that reduces the April 2016 MSA payment.  In addition, RJR Tobacco and SFNTC will recognize additional credits in 2016 through 2018, subject to meeting various performance obligations associated with the NY Settlement Agreement.

For additional information related to this litigation and its potential resolution, see “— Cost of Products Sold” in note 1 and “— Litigation Affecting the Cigarette Industry — State Settlement Agreements—Enforcement and Validity; Adjustments”, in note 13 to condensed consolidated financial statements (unaudited).

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

On February 2, 2015, President Obama released a budget in which he proposed increasing the federal excise tax: on a pack of cigarettes from $1.01 to $1.95; for snuff from $1.51 per pound to $2.93 per pound; and for chewing tobacco from $0.5033 per pound to $0.98 per pound. These proposed tax increases would fund a new initiative for pre-kindergarten education for lower-income children. RAI’s management believes that such tax increases would have an adverse impact on the sale of tobacco products by RAI’s operating companies and could have a material adverse effect on the results of operations, cash flows or financial position of RAI, including impairment of the value of its operating subsidiaries’ trademarks.

The 2009 federal excise tax increase on tobacco products increased taxes on ready-made cigarettes, such as those made by RJR Tobacco and SFNTC, at a much higher rate than taxes on loose tobacco. As a result of that tax disparity, the number of retailers selling loose tobacco and operating roll-your-own machines, allowing consumers to convert the loose tobacco into finished cigarettes, greatly increased following the 2009 federal tax hike on tobacco products. On July 6, 2012, President Obama signed into law a provision classifying retailers which operate roll-your-own machines as cigarette manufacturers, and thus requiring those retailers to pay the same tax rate as other cigarette manufacturers. As of September 30, 2015, 26 states also had passed legislation classifying retailers operating roll-your-own machines as cigarette manufacturers.

All states and the District of Columbia currently impose cigarette excise taxes at levels ranging from $0.17 per pack in Missouri to $4.35 per pack in New York. As of December 31, 2014 and September 30, 2015, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $1.29 and $1.34, respectively. Certain city and county governments, such as New York, Philadelphia and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions. During the first nine months of 2015, 26 states proposed legislation to increase cigarette excise taxes, with legislation being enacted in eight states, failing in 17 states and remaining pending, as of September 30, 2015, in one state.

Six states now require NPMs to pay a fee on each pack of cigarettes sold in their respective states, ranging from $0.25 per pack in Alaska to $0.55 per pack in Texas.

The Texas NPM fee has been challenged by a coalition of small tobacco manufacturers. This group asserts that the Texas fee violates the Texas Constitution’s “Equal and Uniform” Clause, as well as the Equal Protection and Due Process Clauses of the U.S. Constitution. On November 15, 2013, a state trial court in Texas declared the NPM fee unconstitutional and enjoined the state from “assessing, collecting, and enforcing” the fee. The State of Texas appealed the court’s order. In doing so, enforcement of the trial court’s order, including the injunction, is suspended. The coalition filed a motion for a “hardship exemption” from payment of the fee during the pendency of the state’s appeal. The coalition’s motion was denied on February 12, 2014, with the trial court concluding that it lacked jurisdiction to consider the motion on the merits in light of the state’s appeal of the court’s earlier ruling. Oral argument on the state’s appeal took place before the Court of Appeals for the Third District on July 16, 2014. On August 15, 2014, the three-judge panel unanimously affirmed the ruling. The State of Texas filed its petition for review with the Texas Supreme Court on October 29, 2014. On December 5, 2014, the Texas Supreme Court requested the coalition of small manufacturers to file a response to the petition for review. The response was filed on February 4, 2015. On March 13, 2015, the Texas Supreme Court requested full merits briefing on the appeal.  Oral argument is scheduled for December 8, 2015.

Forty-nine states and the District of Columbia also subject smokeless tobacco products to excise taxes. The Commonwealth of Pennsylvania is considering such a tax during its 2015 legislative session, but no decision has been reached. As of September 30, 2015:

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

During the first nine months of 2015, 23 states proposed legislation to increase excise taxes on smokeless tobacco products, with legislation being enacted in one state, failing in 19 states and remaining pending, as of September 30, 2015, in three states.

As of September 30, 2015, three states and the District of Columbia imposed a tax on vapor products, such as e-cigarettes, as follows:  Minnesota, which taxes vapor products at the same rate as it taxes smokeless tobacco products; Louisiana and North Carolina, which tax vapor products at the rate of $0.05 per fluid milliliter; and the District of Columbia, which taxes vapor products on an ad valorem basis at a 70% rate. Further, during the first nine months of 2015, 29 states proposed taxes on vapor products, including, in some cases, implementing a tax on a per fluid milliliter basis, taxing vapor products on the same basis as “other tobacco products” and, in other cases, taxing vapor products at a rate equivalent to cigarette excise taxes.  During the first nine months of 2015, two of those states adopted taxes on vapor products: Louisiana, as noted above; and Kansas (which will tax such products at a rate of $0.20 per fluid milliliter, effective July 1, 2016).  In the remaining states that during the first nine months of 2015 had proposed taxes on vapor products, such legislation failed in 24 states and, as of September 30, 2015, remained pending in three states.

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

In November 2013, RAI’s operating companies submitted comments on the ANPRM. The FDA will evaluate all comments it has received from interested stakeholders in response to the ANPRM, as the agency considers whether to require additional standards or restrictions with respect to menthol cigarettes. The FDA Tobacco Act does not require the FDA to adopt any such standards or restrictions. Any rule that the FDA may propose will be subject to a 60-day comment period, and may only become effective at least one year after the rule’s adoption.  If the FDA were to adopt a rule banning or severely restricting the use of menthol in cigarettes, such rule could have an adverse effect on the sale of RAI’s subsidiaries’ products containing menthol and, as a result, on the results of operations, cash flows and financial position of RAI.

On February 25, 2011, RJR Tobacco, Lorillard, Inc. and Lorillard Tobacco Company jointly filed in the U.S. District Court for the District of Columbia a lawsuit, Lorillard, Inc. v. U.S. Food and Drug Administration, challenging the composition of the TPSAC. On July 21, 2014, the District Court granted, in part, the plaintiffs’ motion for summary judgment, ordering the FDA to reconstitute the TPSAC and barring the agency from relying on the March 2011 TPSAC report on menthol. For additional information concerning this case, see “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments — FDA Litigation” in note 13 to condensed consolidated financial statements (unaudited).

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

On August 27, 2015, the FDA sent a warning letter to SFNTC claiming that SFNTC’s use of the terms “Natural” and “Additive Free” in the product labeling and advertising for Natural American Spirit cigarettes violates the Modified Risk Tobacco Products provision of the FDA Tobacco Act.  On September 18, 2015, SFNTC provided a written response to the FDA, explaining why it believes its use of these terms does not violate the FDA Tobacco Act.  SFNTC has not modified the product labeling or advertising for its Natural American Spirit cigarettes since the receipt of the FDA’s warning letter.  If SFNTC ultimately is required by the FDA to delete, or substantially modify, the terms “Natural” and/or “Additive Free” appearing on the labeling and/or advertising of its Natural American Spirit cigarettes, that could have an adverse effect on the sale of such cigarettes and, as a result, on the results of operations, cash flows and financial position of SFNTC and RAI.  Further, if the FDA determines that the use of those terms violates the FDA Tobacco Act, the FDA could take a variety of enforcement actions against SFNTC.

RAI’s strategy of focusing on innovation to help transform the tobacco industry is dependent on its operating companies’ ability to introduce new products into the market.  For a manufacturer to launch a new product or modify an existing one after March 22, 2011, the FDA Tobacco Act requires a manufacturer to file one of three types of product applications (a new product application, a substantial equivalence application or a substantial equivalence exemption application) with the CTP, depending on the type and level of change being sought.  In all cases, however, the manufacturer may not market the new or modified product in the United States until the CTP issues a marketing order, allowing the product to be marketed.  Although the FDA Tobacco Act has now been in effect six years, uncertainty remains as to the timing of the review and the requirements for clearance of new or modified tobacco products introduced in the market after March 22, 2011.  These uncertainties, in conjunction with the clearance requirement itself, could have an adverse impact on the ability of RAI’s operating companies to innovate in the future.

Similarly, a manufacturer that introduced a new tobacco product or modified a tobacco product between February 15, 2007 and March 22, 2011, was required to file a substantial equivalence report with the CTP, demonstrating either (1) that the new or modified product had the same characteristics as a product commercially available as of February 15, 2007, referred to as a predicate product, or (2) if the new or modified product had different characteristics than the predicate product, that it did not raise different questions of public health.  A product subject to such report is referred to as a provisional product. A manufacturer may continue to market a provisional product unless and until the CTP issues an order that the provisional product is not substantially equivalent, in which case the FDA could then require the manufacturer to remove the provisional product from the market.  On September 15, 2015, the CTP issued four Not Substantially Equivalent orders, referred to as NSE orders, to RJR Tobacco, determining that four cigarette styles are not substantially equivalent to their respective predicate products, and ordering that RJR Tobacco immediately stop all distribution, importation, sale, marketing and promotion of these provisional products.  RJR Tobacco has taken action to comply with these NSE orders, and continues to evaluate its options in connection with this matter.

As with new or modified tobacco products introduced after March 22, 2011, uncertainty remains over the timing of review of substantial equivalence reports for provisional products.  Moreover, although the sales of the provisional products subject to the NSE orders described in the preceding paragraph are not material to RJR Tobacco, substantially all of RAI’s operating companies’ products currently on the market are provisional products.  If the CTP were to issue NSE orders with respect to other provisional products of RAI’s operating companies, such orders, if not withdrawn or invalidated, would have a material adverse impact on the sales of the products subject to the orders, and could have an adverse impact on the results of operations, cash flows and financial position of RAI.

On September 30, 2015, RJR Tobacco, American Snuff Co., SFNTC, and other tobacco companies jointly filed a lawsuit in the U.S. District Court for the District of Columbia challenging the FDA’s September 8, 2015 “guidance” document regarding demonstrating substantial equivalence of a new tobacco product.  For additional information concerning this case, see “—Litigation Affecting the Cigarette Industry – Other Litigation and Developments – FDA Developments” in note 13 to condensed consolidated financial statements (unaudited).

The FDA Tobacco Act could result in a decrease in cigarette and smokeless tobacco product sales in the United States, including sales of RJR’s Tobacco’s, American Snuff Co.’s and SFNTC’s brands, that, together with increased costs incurred by RAI’s operating companies arising from the FDA Tobacco Act, could have a material adverse effect on RAI’s financial condition, results of operations and cash flows.  It is not possible to determine what additional federal, state or local legislation or regulations relating to smoking or cigarettes will be enacted or to predict the effect of new legislation or regulations on RJR Tobacco, SFNTC or the cigarette industry in general, but any new legislation or regulations could have an adverse effect on RJR Tobacco, SFNTC or the cigarette industry in general. Similarly, it is not possible to determine what additional federal, state or local legislation or regulations relating to smokeless tobacco products will be enacted or to predict the effect of new regulations on American Snuff Co. or smokeless tobacco products in general, but any new legislation or regulations could have an adverse effect on American Snuff Co. or smokeless tobacco products in general.

Other Contingencies

For information relating to other contingencies of RAI, RJR, RJR Tobacco, SFNTC and American Snuff Co., see “— Other Contingencies” in note 13 to condensed consolidated financial statements (unaudited).

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
●

the adverse effects (including decreased sales and recall costs) arising from an order of the CTP (1) finding that a provisional product sold by an RAI operating subsidiary is not substantially equivalent to a predicate product, and (2) as a result, requiring that the provisional product be removed from the market;

●	the possibility that the CTP fails to grant a marketing order allowing an RAI operating subsidiary to launch a new tobacco product or modify an existing product;
●

the adverse effects (including decreased sales, and the incurrence of fines and costs) arising from an FDA enforcement action against SFNTC for the company’s use of the terms “natural” and “additive free” in the product labeling and/or advertising for Natural American Spirit cigarettes without a modified risk product authorization order from the agency;

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

●

various legal actions, proceedings and claims relating to the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of tobacco products (including smokeless tobacco products and electronic cigarettes) that are pending or may be instituted against RAI or its subsidiaries;

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

●

the continuing decline in volume in the U.S. cigarette industry and RAI’s and its subsidiaries’ dependence on the U.S. cigarette industry and premium and super-premium brands, a dependence that will increase if the proposed sale of the non-U.S. operations of RAI’s subsidiaries’ Natural American Spirit brand to JTI Holding is completed;

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

o	the effect of the Merger and Divestiture on the ability to maintain business relationships, and on operating results and businesses generally;
o	the reliance of RJR Tobacco on Imperial Sub to manufacture Newport on RJR Tobacco’s behalf for a period of time after the Merger and Divestiture;
o	RAI’s obligations to indemnify Imperial Sub for specified matters and to retain certain liabilities related to the transferred assets;
o	the failure to realize projected synergies and other benefits from the Merger and Divestiture; and
o	the incurrence of significant post-transaction related costs in connection with the Merger and Divestiture; and
●

additional risks, contingencies and uncertainties associated with the Proposed Transaction that could result in the failure of the Proposed Transaction to be consummated or, if consummated, could have an adverse effect on the results of operations, cash flows and financial position of RAI and its subsidiaries are the following:

o	the occurrence of any event, change or other circumstances giving rise to the right of a party to terminate the Purchase Agreement;

o

the failure to obtain the necessary regulatory approvals for the Proposed Transaction, or if obtained, the possibility of being subjected to conditions as a result of regulatory approval that could reduce the expected benefits of the Proposed Transaction, result in a material delay in, or the abandonment of, the Proposed Transaction or otherwise have an adverse effect on RAI;

o	the failure to satisfy required closing conditions or complete the Proposed Transaction in a timely manner;
o

the effect of restrictions placed on RAI’s and its subsidiaries’ business activities, including restrictions associated with RAI’s agreement not to compete with JTI in the business of producing, selling, distributing and developing natural, organic and additive-free combustible tobacco cigarettes and roll your own or make your own tobacco products outside of the United States for a period of five years after the closing, and the limitations put on RAI’s ability to pursue alternatives to the Proposed Transaction pursuant to the Purchase Agreement;

o

the possibility of delay or prevention of the Proposed Transaction if lawsuits challenging the Proposed Transaction are filed against RAI, the members of the RAI board of directors, JTI and/or the members of the JTI board of directors;

o	RAI’s obligation to indemnify JTI for specified matters and to retain certain liabilities related to the acquired business;
o	the incurrence of significant pre- and post-transaction related costs in connection with the Proposed Transaction; and
o

the effect of the announcement of the Proposed Transaction on the ability of RAI and its subsidiaries to retain and hire key personnel, maintain business relationships, and on operating results and business generally.

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

The table below provides information, as of September 30, 2015, about RAI’s financial instruments that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates for the years ending December 31:

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value(1)
Investments:
Variable-rate	$2,791	$11	$71	$—	$—	$—	$2,873	$2,873
Average interest rate	0.1%	0.5%	2.4%	—	—	—	0.1%	—
Fixed-rate	$70	$213	$55	$4	$—	$7	$349	$349
Average interest rate(2)	1.3%	1.3%	1.5%	1.3%	—	4.7%	1.5%	—
Debt:
Variable-rate(3)	$—	$—	$—	$—	$750	$—	$750	$892
Average interest rate	—	—	—	—	4.8%	—	4.8%	—
Fixed-rate	$450	$500	$1,200	$1,500	$—	$13,150	$16,800	$17,880
Average interest rate(2)	1.1%	3.5%	4.9%	3.2%	—	5.0%	4.6%	—

(1)	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted fair values.
(2)	Based upon coupon interest rates for fixed-rate instruments.
(3)	Fixed to floating rate swaps acquired in the Merger.

RAI’s exposure to foreign currency transactions was not material to its results of operations for the nine months ended September 30, 2015, but may become material in future periods in relation to activity associated with RAI’s international operations. RAI currently has no hedges for its exposure to foreign currency.

Item 4. Controls and Procedures

(a)

RAI’s chief executive officer and chief financial officer have concluded that RAI’s disclosure controls and procedures were effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures.

(b)

There have been no changes in RAI’s internal controls over financial reporting that occurred during the first nine months of 2015 that have materially affected, or are reasonably likely to materially affect, RAI’s internal controls over financial reporting.

PART II-Other Information

Item 1. Legal Proceedings

For a discussion of the litigation and legal proceedings pending against RJR Tobacco, Lorillard Tobacco, American Snuff Co. or their affiliates, including RAI or RJR, or indemnitees, including B&W, see note 13 to condensed consolidated financial statements (unaudited) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Litigation” included in Part I, Item 2.

Item 1A. Risk Factors

With the exception of the risk factors set forth below, there have been no other material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, referred to as the RAI 2014 10-K.

The following risk factor below is hereby added to the risk factors disclosed in Part I, Item 1A of the RAI 2014 Form 10-K.

Completion of the previously announced Proposed Transaction involving the sale of the Natural American Spirit international businesses to JTI Holding is subject to customary closing conditions.  There are a variety of risks, contingencies and other uncertainties associated with the Proposed Transaction that could result in the failure of the Proposed Transaction to be consummated or, if consummated, could have an adverse effect on the results of operations, cash flows and financial position of RAI and its subsidiaries.

These risks, contingencies and other uncertainties include:

•	the occurrence of any event, change or other circumstances giving rise to the right of a party to terminate the Purchase Agreement;

•

the failure to obtain the necessary regulatory approvals for the Proposed Transaction, or if obtained, the possibility of being subjected to conditions as a result of regulatory approval that could reduce the expected benefits of the Proposed Transaction, result in a material delay in, or the abandonment of, the Proposed Transaction or otherwise have an adverse effect on RAI;

•	the failure to satisfy required closing conditions or complete the Proposed Transaction in a timely manner;

•

the effect of restrictions placed on RAI’s and its subsidiaries’ business activities, including restrictions associated with RAI’s agreement not to compete with JTI in the business of producing, selling, distributing and developing natural, organic and additive-free combustible tobacco cigarettes and roll your own or make your own tobacco products outside of the United States for a period of five years after the closing, and the limitations put on RAI’s ability to pursue alternatives to the Proposed Transaction pursuant to the Purchase Agreement;

•

the possibility of delay or prevention of the Proposed Transaction if lawsuits challenging the Proposed Transaction are filed against RAI, the members of the RAI board of directors, JTI and/or the members of the JTI board of directors;

•	RAI’s obligation to indemnify JTI for specified matters and to retain certain liabilities related to the acquired business;

•	the incurrence of significant pre- and post-transaction related costs in connection with the Proposed Transaction; and

•

the effect of the announcement of the Proposed Transaction on the ability of RAI and its subsidiaries to retain and hire key personnel, maintain business relationships, and on operating results and business generally.

The following risk factor updates and supersedes the risk factor having the same heading that is set forth in Part I, Item 1A of the RAI 2014 10-K:

The regulation of tobacco products by the FDA could have an adverse effect on the results of operations, cash flows and financial position of RAI.

The FDA Tobacco Act grants the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products.  The FDA Tobacco Act could result in a decrease in cigarette and smokeless tobacco product sales in the United States, including sales of RJR Tobacco’s, American Snuff Co.’s and SFNTC’s brands, and has resulted in an increase in costs to RJR Tobacco, American Snuff Co. and SFNTC, which could have an adverse effect on the results of operations, cash flows and financial position of RAI.

The ability of RAI’s operating companies to introduce new tobacco products, a critical component of RAI’s strategy of focusing on innovation to transform the tobacco industry, could be adversely affected by FDA rules and regulations.  Under the FDA Tobacco Act, for a manufacturer to launch a new tobacco product or modify an existing tobacco product after March 22, 2011, the manufacturer must obtain an order from the CTP, allowing the new or modified product to be marketed.  Similarly, a manufacturer that introduced a provisional product was required to file a substantial equivalence report with the CTP.  A manufacturer may continue to market a provisional product unless and until the CTP issues an order that the provisional product is not substantially equivalent, in which case the FDA could then require the manufacturer to remove the provisional product from the market.  On September 15, 2015, the CTP issued four NSE orders to RJR Tobacco, determining that four cigarette styles are not substantially equivalent to their respective predicate products, and ordering that RJR Tobacco immediately stop all distribution, importation, sale, marketing and promotion of these provisional products.  RJR Tobacco has taken action to comply with these NSE orders, and continues to evaluate its options in connection with this matter.  Although the sales of the provisional products subject to the foregoing NSE orders are not material to RJR Tobacco, substantially all of RAI’s operating companies’ products currently on the market are provisional products.  If the CTP were to issue NSE orders with respect to other provisional products of RAI’s operating companies, such orders, if not withdrawn or invalidated, would have an adverse impact on the sales of the products subject to the orders, and could have an adverse impact on the results of operations, cash flows and financial position of RAI and its subsidiaries.

In addition, the FDA has announced its intention to issue regulations that would bring e-cigarettes within that agency’s jurisdiction, subjecting these products to many of the requirements already in place for cigarettes and smokeless tobacco products.  The adoption of new rules and regulations could make it more difficult for RAI’s operating companies to grow their e-cigarette business which could have an adverse effect on the results of operations, cash flows and financial position of RAI and its subsidiaries.

In 2013, the FDA issued its preliminary scientific evaluation regarding menthol cigarettes, concluding that menthol cigarettes adversely affect initiation, addiction and cessation compared with non-menthol cigarettes. Also in 2013, the FDA issued an Advance Notice of Proposed Rulemaking, seeking comments on various issues relating to the potential regulation of menthol cigarettes. In addition, the FDA has the authority to require the reduction of nicotine levels and may also require reduction or elimination of other constituents.  Menthol cigarette styles accounted for approximately 30% of RAI’s consolidated net sales in 2014.  As a result of the Merger, RAI, through its subsidiaries, acquired Lorillard’s Newport menthol cigarette styles, which have been added to the brand portfolio of RAI’s operating companies.  The Merger actually was completed on June 12, 2015, but on a pro forma basis, assuming the Lorillard transactions had occurred on January 1, 2014, RAI estimates that approximately 50% of RAI’s consolidated net sales in 2014 would have been attributable to menthol cigarettes.

Although it is not possible to predict whether or when the FDA will take actions, if the FDA were to adopt regulations banning or severely restricting the use of menthol in cigarettes, or were to require the reduction of nicotine levels or the reduction or elimination of other constituents, those regulations could have a material adverse effect on the cigarette sales of RAI’s operating companies, including sales of Newport brand menthol styles, which could have an adverse effect on the results of operations, cash flows and financial position of those companies and RAI.

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
2.1

Purchase Agreement, dated as of September 28, 2015, by and among Santa Fe Natural Tobacco Company, Inc., R. J. Reynolds Global Products, Inc., R. J. Reynolds Tobacco B.V., JT International Holding BV, Reynolds American Inc. and Japan Tobacco Inc. (incorporated by reference to Exhibit 2.1 to Reynolds American Inc.’s Form 8-K, dated September 28, 2015).

4.1

Guarantee Agreement of Reynolds American Inc., dated August 6, 2015, for the Senior Notes of R. J. Reynolds Tobacco Company (as successor obligor to Lorillard Tobacco Company, LLC (formerly known as Lorillard Tobacco Company)) (incorporated by reference to Exhibit 4.11 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed August 6, 2015).

4.2

Eighth Supplemental Indenture, dated August 6, 2015, to Indenture dated June 23, 2009 (incorporated by reference to Exhibit 4.12 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed August 6, 2015).

4.3

Fourth Supplemental Indenture, dated September 2, 2015, to Indenture dated May 31, 2006, among Reynolds American Inc. and certain of its subsidiaries as guarantors and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Reynolds American Inc.’s Form 8-K, dated August 31, 2015).

4.4

In accordance with Item 601(b)(4)(iii) of Regulation S-K, Reynolds American Inc. agrees to furnish to the SEC, upon request, a copy of each instrument that defines the rights of holders of such long-term debt not filed or incorporated by reference as an exhibit to this Quarterly Report on Form 10-Q.

10.1

Registration Rights Agreement, dated July 15, 2015, by and among Reynolds American Inc., the guarantors listed on Schedule 1 thereto, and Citigroup Global Markets Inc. and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, dated July 15, 2015).

10.2

Joinder Agreement, dated August 31, 2015, by and between Lorillard Licensing Company LLC and JP Morgan Chase Bank, N.A., as Administrative Agent, to the Subsidiary Guarantee, dated December 18, 2014 (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, dated August 31, 2015).

31.1	Certification of Chief Executive Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

31.2	Certification of Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

32.1*

Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

REYNOLDS AMERICAN INC. (Registrant)

Dated: October 27, 2015	/s/ Andrew D. Gilchrist
Andrew D. Gilchrist
Executive Vice President and Chief Financial Officer
(principal financial officer)