Form 10-K
period 2015-12-31
REYNOLDS AMERICAN INC
filed 2016-02-11
CIK 1275283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of common stock held by non-affiliates of Reynolds American Inc. on June 30, 2015, was approximately $31 billion, based on the closing price of $37.33. Directors, executive officers and a significant shareholder of Reynolds American Inc. are considered affiliates for purposes of this calculation, but should not necessarily be deemed affiliates for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: January 25, 2016: 1,427,341,341 shares of common stock, par value $.0001 per share.

Documents Incorporated by Reference:

Portions of the Definitive Proxy Statement of Reynolds American Inc. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or about March 23, 2016, are incorporated by reference into Part III of this report.

PART I

Item 1. Business

Reynolds American Inc., referred to as RAI, is a holding company whose wholly owned operating subsidiaries include the second largest tobacco company in the United States, R. J. Reynolds Tobacco Company; the manufacturer of the leading super-premium cigarette brand, Santa Fe Natural Tobacco Company, Inc., referred to as SFNTC; the second largest smokeless tobacco products manufacturer in the United States, American Snuff Company, LLC, referred to as American Snuff Co.; R. J. Reynolds Vapor Company, referred to as RJR Vapor, a manufacturer and marketer of digital vapor cigarettes in the United States; Niconovum USA, Inc. and Niconovum AB, marketers of nicotine replacement therapy products in the United States and Sweden, respectively; and until their sale on January 13, 2016, as described below, SFR Tobacco International GmbH, referred to as SFRTI, and various foreign subsidiaries affiliated with SFRTI. RAI was incorporated in the State of North Carolina on January 2, 2004, and its common stock is listed on the New York Stock Exchange, referred to as NYSE, under the symbol “RAI.” RAI’s headquarters are located in Winston-Salem, North Carolina. On July 30, 2004, the U.S. assets, liabilities and operations of Brown & Williamson Tobacco Corporation, now known as Brown & Williamson Holdings, Inc., referred to as B&W, an indirect, wholly owned subsidiary of British American Tobacco p.l.c., referred to as BAT, were combined with R. J. Reynolds Tobacco Company, a wholly owned operating subsidiary of R.J. Reynolds Tobacco Holdings, Inc., a wholly owned subsidiary of RAI, referred to as RJR. These transactions on July 30, 2004, generally are referred to as the B&W business combination. As a result of the B&W business combination and BAT Share Purchase, as defined below, BAT, through wholly owned subsidiaries, beneficially owns approximately 42% of RAI’s outstanding common stock.

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

Lorillard Transactions

On June 12, 2015, RAI acquired Lorillard, Inc., n/k/a Lorillard, LLC, referred to as Lorillard, in a cash and stock transaction, valued at $25.8 billion, referred to as the Merger, pursuant to which a wholly owned subsidiary of RAI, referred to as Merger Sub, merged with and into Lorillard, with Lorillard surviving as a wholly owned subsidiary of RAI, all in accordance with an agreement and plan of merger, dated July 15, 2014, among RAI, Merger Sub and Lorillard, referred to as the Merger Agreement.

Also on June 12, 2015, a wholly owned subsidiary, referred to as Imperial Sub, of Imperial Tobacco Group, PLC, referred to as Imperial, acquired for approximately $7.1 billion certain assets (1) owned by RAI subsidiaries or affiliates relating to the cigarette brands WINSTON, KOOL and SALEM, and (2) owned by Lorillard subsidiaries or affiliates related to the cigarette brand MAVERICK and the “e-vapor” brand blu (including SKYCIG), as well as Lorillard’s owned and leased real property, and certain transferred employees, together with associated liabilities, all in accordance with (a) an asset purchase agreement, dated July 15, 2014, as amended, referred to as the Asset Purchase Agreement, among RAI and Imperial Sub, and for certain provisions of the Asset Purchase Agreement and as guarantor of certain obligations of Imperial Sub, Imperial, and (b) a transfer agreement, dated July 15, 2014, referred to as the Transfer Agreement, between Lorillard and Imperial Sub. The transactions pursuant to the Asset Purchase Agreement and Transfer Agreement are collectively referred to as the Divestiture.

In addition, on June 12, 2015, shortly after the completion of the Merger, Lorillard Tobacco Company, LLC, a wholly owned subsidiary of Lorillard, referred to as Lorillard Tobacco, merged with and into RJR Tobacco, with RJR Tobacco continuing as the surviving entity, referred to as the Lorillard Tobacco Merger. The statements of financial position and results of operations contained in the consolidated financial statements reflect the results of the Merger and Divestiture and related transactions.

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

On June 12, 2015, concurrently with the completion of the Merger and Divestiture and pursuant to the Subscription Agreement, BAT indirectly (through a wholly owned subsidiary) purchased 77,680,259 shares of RAI common stock, prior to giving effect to the stock split, described below, for approximately $4.7 billion, which was sufficient for BAT and its subsidiaries collectively to maintain their approximately 42% beneficial ownership in RAI. Upon completion of the transactions on June 12, 2015, BAT and its subsidiaries collectively owned 301,014,278 shares, prior to giving effect to the stock split, or approximately 42%, of RAI’s outstanding common stock. After giving effect to the stock split, BAT indirectly purchased 155,360,518 shares of RAI common stock, and BAT and its subsidiaries collectively own 602,028,556 shares of RAI common stock. For additional information on the Merger and Divestiture, and related transactions, see Item 8, note 2 to consolidated financial statements.

Sale of International Rights of NATURAL AMERICAN SPIRIT Brand

On January 13, 2016, RAI, through various subsidiaries, referred to as the Sellers, completed the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with the international companies that distribute and market the brand outside the United States, to JT International Holding BV, referred to as JTI Holding, a subsidiary of Japan Tobacco Inc., referred to as JTI, in an all-cash transaction with a value of approximately $5 billion.

The purchase agreement, dated as of September 28, 2015, between the Sellers and JTI Holding, referred to as the 2015 Purchase Agreement, contains customary representations, warranties and covenants made by the Sellers and JTI Holding, and, for certain provisions, RAI and JTI, and contains indemnification provisions, subject to customary limitations, with respect to these and other matters, including potential litigation related to specified claims. The 2015 Purchase Agreement also contains a guarantee of Sellers’ obligations by RAI, and a guarantee of JTI Holding’s obligations by JTI. Further, in the 2015 Purchase Agreement, RAI has agreed not to, and agreed to cause its controlled affiliates not to, engage in the business of producing, selling, distributing and developing natural, organic and additive-free combustible tobacco cigarettes and roll-your-own or make-your-own tobacco products outside of the United States, and JTI has agreed not to, and agreed to cause its controlled affiliates not to, engage in the conduct of such business in the United States, in each case, for five years following the closing of the transaction.

The transaction does not include the rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks in the U.S. market, U.S. duty-free locations, and U.S. territories or in U.S. military outlets, all of which have been retained by SFNTC. With this transaction completed, the international rights to nearly all of RAI’s operating companies’ cigarette trademarks are now owned by international tobacco companies. For additional information on the transaction, see Item 8, note 4 and note 22 to consolidated financial statements.

RAI’s reportable operating segments are RJR Tobacco, Santa Fe and American Snuff. The RJR Tobacco segment consists principally of the primary operations of R. J. Reynolds Tobacco Company. The Santa Fe segment consists of the domestic operations of SFNTC. The American Snuff segment consists of the primary operations of American Snuff Co. Included in All Other, among other RAI subsidiaries, are RJR Vapor, Niconovum USA, Inc., Niconovum AB, and until their sale on January 13, 2016, as described below, SFRTI and various foreign subsidiaries affiliated with SFRTI. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI. For net sales and operating income attributable to each segment, see Item 7 and Item 8, note 17 to consolidated financial statements.

RAI’s Internet Web site address is www.reynoldsamerican.com. RAI’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, insider trading reports on Forms 3, 4 and 5 and all amendments to those reports are available through RAI’s Web site, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission, referred to as the SEC. RAI’s Internet Web site and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. RAI’s Web site is the primary source of publicly disclosed news about RAI and its operating companies.

All dollar amounts, other than per share amounts, are presented in millions, except as otherwise noted.

Stock Split

On July 27, 2015, RAI’s board of directors approved a two-for-one stock split of RAI’s common stock, in the form of a 100 percent stock dividend, which was issued on August 31, 2015, to shareholders of record on August 17, 2015. Shareholders of record received one additional share of RAI common stock for each share owned. All current and prior period share and per share amounts have been adjusted to reflect this stock split, unless otherwise noted.

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

To achieve its strategy, RAI encourages the migration of adult smokers to smoke-free tobacco products and other products, which it believes aligns consumer preferences for new alternatives to traditional tobacco products in view of societal pressure to reduce smoking. RAI’s operating companies facilitate this migration through innovation, including the development of CAMEL Snus, heat-not-burn cigarettes, digital-vapor cigarettes and nicotine replacement therapy technologies. RAI remains committed to maintaining high standards of corporate governance and business conduct in a high performing culture.

RJR Tobacco

Overview

RAI’s largest reportable operating segment, RJR Tobacco, is the second largest tobacco company in the United States. RJR Tobacco’s brands include three of the top four best-selling cigarettes in the United States: NEWPORT, CAMEL and PALL MALL. These brands, and its other brands, including DORAL, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. RJR Tobacco manages contract manufacturing of cigarettes and tobacco products through arrangements with BAT affiliates, and manages the export of tobacco products to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases. RJR Tobacco also manages the super-premium cigarette brands, DUNHILL and STATE EXPRESS 555, which are licensed from BAT.

RJR Tobacco primarily conducts business in the highly competitive U.S. cigarette market. The international rights to substantially all of RJR Tobacco’s brands were sold in 1999 to JTI, and no international rights were acquired in connection with the B&W business combination or the Merger. The U.S. cigarette market, which has a few large manufacturers and many smaller participants, is a mature market in which overall adult consumer demand has declined since 1981, and is expected to continue to decline. Management Science Associates, Inc., referred to as MSAi, reported that U.S. cigarette shipments declined 0.1% in 2015, to 264.3 billion cigarettes, 3.2% in 2014 and 4.6% in 2013. From year to year, shipments are impacted by various factors including price increases, excise tax increases and wholesale inventory adjustments.

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

Competition

RJR Tobacco’s primary competitors include Philip Morris USA Inc., Imperial and Liggett Group, as well as manufacturers of deep-discount brands. Deep-discount brands are brands manufactured by companies that are not original participants in the Master Settlement Agreement, referred to as the MSA, and other state settlement agreements with the States of Mississippi, Florida, Texas and Minnesota, which together with the MSA are collectively referred to as the State Settlement Agreements. Accordingly, these manufacturers do not have cost structures burdened with payments related to State Settlement Agreements to the same extent as the original participating manufacturers. For further discussion of the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” in Item 8, note 13 to consolidated financial statements.

Based on data collected by SymphonyIRI Group, Inc. and Capstone Research Inc., collectively referred to as IRI/Capstone, and processed and managed by MSAi, during 2015 and 2014, RJR Tobacco had an overall retail share of the U.S. cigarette market of 32.0% and 32.1%, respectively, and reflecting the impact of the Merger and Divestiture. During these same years, Philip Morris USA Inc. had an overall retail share of the U.S. cigarette market of 49.6% and 49.3%, respectively. RJR Tobacco believes that deep-discount brands made by small manufacturers had combined shipments of approximately 13% of total U.S. industry shipments.

Domestic industry shipment volume and retail share of market data that appear in this document have been obtained from MSAi and IRI/Capstone, respectively. These organizations are the primary sources of volume and market share data relating to the tobacco industry. This information is included in this document because it is used primarily as an indicator of the relative performance of industry participants, brands and market trends. Effective in 2015, all share results that appear, except as noted otherwise, in this document are based on U.S. cigarette (or smokeless tobacco products, as applicable) shipments to retail outlets, referred to as STR data, based on information submitted by wholesale locations and processed and managed by MSAi, instead of information based on a sampling of retail cigarette (or smokeless tobacco products, as applicable) sales, referred to as retail scan data. Management believes that STR data more accurately reflects marketplace performance across all channels of trade. All retail share results for 2014 when compared with 2015 have been restated to reflect this change. However, you should not rely on the STR data reported by MSAi as being a precise measurement of actual market share as the shipments to retail outlets do not reflect actual consumer sales and do not track all volume and trade channels. Accordingly, the STR data of the U.S. tobacco industry as reported by MSAi may overstate or understate actual market share. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

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

Marketing

RJR Tobacco is committed to building and maintaining a portfolio of profitable brands. RJR Tobacco’s marketing programs are designed to strengthen brand image, build brand awareness and loyalty, and switch adult smokers of competing brands to RJR Tobacco brands. In addition to building strong brand equity, RJR Tobacco’s marketing approach utilizes a retail pricing strategy, including discounting at retail, to defend certain brands’ shares of market against competitive pricing pressure. RJR Tobacco’s competitive pricing methods may include list price changes, discounting programs, such as retail and wholesale buydowns, periodic price reductions, off-invoice price reductions, dollar-off promotions and consumer coupons. Retail buydowns refer to payments made to the retailer to reduce the price that consumers pay at retail. Consumer coupons generally are distributed by a variety of methods.

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

RJR Tobacco’s cigarette brand portfolio strategy is based upon two brand categories: drive and other. The drive brands now consist of two premium brands, NEWPORT and CAMEL, and the largest traditional-value brand, PALL MALL. Although these three brands are managed for long-term market share and profit growth, NEWPORT and CAMEL will continue to receive the most significant equity support. The other brand category includes the premium brand, CAPRI, and the value brands, DORAL and MISTY, along with other smaller brands, all of which receive limited marketing support and are managed to maximize near-term profitability. The key objectives of the portfolio strategy are designed to focus on the long-term market share growth of the drive brands while managing the other brands for long-term sustainability and profitability. Consistent with that strategy, RJR Tobacco continues to evaluate some of its brands’ non-core cigarette styles for potential elimination.

Anti-tobacco groups continue to attempt to restrict cigarette sales, cigarette advertising, and the testing and introduction of new tobacco products as well as encourage smoking bans. The MSA and federal, state and local laws and regulations, including the Family Smoking Prevention and Tobacco Control Act, referred to as the FDA Tobacco Act, discussed below, and related regulations, restrict or prohibit utilization of television, radio or billboard advertising or certain other marketing and promotional tools for cigarettes and smoke-free tobacco products. RJR Tobacco continues to use direct mailings, websites and other means to market its brands and enhance their appeal among age-verified adults who use tobacco products. RJR Tobacco continues to advertise and promote at retail locations and in adult venues and also uses print advertising in newspapers and consumer magazines in the United States, where permitted.

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

RJR Tobacco has entered into various transactions with affiliates of BAT. RJR Tobacco sells contract-manufactured cigarettes, which will be in effect through 2018, tobacco leaf and processed tobacco to BAT affiliates. Net sales, primarily of cigarettes, to BAT affiliates represented approximately 2% of RAI’s total net sales in 2015, and 4% in each of 2014 and 2013.

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

Under the modified terms of settlement agreements with flue-cured and burley tobacco growers, and quota holders, RJR Tobacco was required, among other things, to purchase annually a minimum amount, in pounds and subject to adjustment based on its annual total requirements, of U.S. green leaf flue-cured and burley tobacco combined, through the 2015 crop year.

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

Competition

Santa Fe competes in the U.S. cigarette market with its Natural American Spirit brand, which is the fastest growing super-premium cigarette brand and is a top 10 best-selling cigarette brand. It is priced higher than most other competitive brands, and is differentiated from key competitors through its use of all natural, additive-free tobacco, including styles made with organic tobacco. Competition in the cigarette category is based primarily on brand positioning, including price, product attributes and packaging, consumer loyalty, promotions, advertising and retail presence. Based upon data collected by IRI/Capstone and processed and managed by MSAi, during 2015 and 2014, Santa Fe had an overall retail share of the U.S. cigarette market of 1.9% and 1.5%, respectively.

Marketing

Santa Fe has a commitment to its natural tobacco products, the environment and its consumers and uses its marketing programs to promote this commitment. SFNTC is a subsequent participating manufacturer in the MSA. The MSA and federal, state and local laws and regulations, including the FDA Tobacco Act and related regulations, restrict or prohibit utilization of television, radio or billboard advertising or certain other marketing and promotional tools for cigarettes and other tobacco products. Santa Fe continues to use direct mailings, websites and other means to market its brand and enhance its appeal among age-verified adults who use tobacco products. Santa Fe continues to advertise and promote at retail locations and in adult venues, and uses print advertising in consumer magazines and other publications in the United States, where permitted.

Manufacturing and Distribution

SFNTC owns its manufacturing facility, which is located in Oxford, North Carolina. Santa Fe distributes its products primarily through a combination of direct wholesale deliveries from a distribution center in North Carolina and public warehouses located throughout the United States.

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

American Snuff

Overview

RAI’s reportable operating segment, American Snuff, is the second largest smokeless tobacco products manufacturer in the United States, and offers adult tobacco consumers a range of differentiated smokeless tobacco products, primarily moist snuff. The moist snuff category is divided into premium, price-value and popular-price brands. American Snuff’s primary brands include its largest selling moist snuff brands, GRIZZLY, in the price-value category, and KODIAK, in the premium category.

In contrast to the declining U.S. cigarette market, U.S. moist snuff retail volumes grew approximately 2.5%, 2% and 5% in 2015, 2014 and 2013, respectively. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both.

Moist snuff has been the key driver to American Snuff’s overall growth and profitability within the U.S. smokeless tobacco market and accounted for approximately 90%, 89% and 88% of its revenue in 2015, 2014 and 2013, respectively. Profit margins on moist snuff products are generally higher than on cigarette products.

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

American Snuff’s retail share of the U.S. moist snuff market, according to data collected by IRI/Capstone and processed and managed by MSAi, was 33.5% and 32.9% in 2015 and 2014, respectively. GRIZZLY moist snuff had a market share of 30.7% and 30.0% in 2015 and 2014, respectively. American Snuff’s largest competitor is U.S. Smokeless Tobacco Company LLC, referred to as USSTC, which had approximately 54.0% and 54.4% of the U.S. moist snuff market share in 2015 and 2014, respectively.

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

American Snuff’s brand portfolio strategy consists of the investment brand, GRIZZLY, the leading moist snuff brand in the United States, and non-support brands that consist of all other brands. American Snuff is focusing on growing market share and profits on its GRIZZLY branded products through equity-building initiatives and promotions. American Snuff also offers GRIZZLY pouches, which provide pre-measured portions that are more convenient than traditional, loose moist snuff. Pouches are the fastest growing segment in the moist snuff category and represented approximately 18% of the total U.S. moist snuff market as of December 31, 2015. During 2015, demand for pouches continued to grow at more than double the overall category rate.

Manufacturing and Distribution

American Snuff Co. owns its manufacturing facilities located in Memphis, Tennessee; Clarksville, Tennessee; and Winston-Salem, North Carolina. American Snuff distributes its products primarily through a combination of direct wholesale deliveries from a distribution center in North Carolina and public warehouses located throughout the United States.

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

During 2015, RAI announced that certain of its operating companies consolidated manufacturing operations for the VUSE Digital Vapor Cigarette, which should generate manufacturing and cost efficiencies. In addition to in-house production at RJR Tobacco’s manufacturing facility in Tobaccoville, North Carolina, certain production of VUSE cartridges was previously performed for RJR Vapor at a contractor’s facility in Kansas. Effective September 30, 2015, all production of VUSE cartridges occurs at the Tobaccoville facility, pursuant to a services agreement between RJR Tobacco and RJR Vapor.

Niconovum USA, Inc. was in lead markets in Iowa and Nebraska with ZONNIC, a nicotine replacement therapy gum, until September 2014, when it began its national expansion. ZONNIC is now available in many retail outlets across the United States. Niconovum AB is a marketer of nicotine replacement therapy products in Sweden under the ZONNIC brand name.

SFRTI and various foreign subsidiaries affiliated with SFRTI distribute the NATURAL AMERICAN SPIRIT brand outside the United States. On January 13, 2016, RAI, through the Sellers, completed the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with the international companies that distribute and market the brand outside the United States to JTI Holding, a subsidiary of JTI, in an all-cash transaction with a value of approximately $5 billion.

Consolidated RAI

Customers

The largest customer of RJR Tobacco, Santa Fe and American Snuff is McLane Company, Inc. referred to as McLane. Sales to McLane, a distributor, constituted approximately 28% of RAI’s consolidated revenue in 2015 and 31% in each of 2014 and 2013. RJR Tobacco, Santa Fe and American Snuff sales to Core-Mark International, Inc., referred to as Core-Mark, a distributor, represented approximately 10% of RAI’s consolidated revenue in 2015 and 11% in each of 2014 and 2013. No other customer accounted for 10% or more of RAI’s consolidated revenue during those periods. Sales of RJR Tobacco, Santa Fe and American Snuff to McLane and Core-Mark are not governed by any written supply contract. RJR Tobacco, Santa Fe and American Snuff believe that their relationships with McLane and Core-Mark are good. No significant backlog of orders existed at RJR Tobacco, Santa Fe or American Snuff as of December 31, 2015 or 2014.

Sales to Foreign Countries

RAI’s operating subsidiaries’ sales to foreign countries, including sales to BAT affiliates, for the years ended December 31, 2015, 2014 and 2013 were $482 million, $497 million and $496 million, respectively.

Raw Materials

In 2004, legislation was passed eliminating the U.S. government’s tobacco production controls and price support program. The buyout of tobacco quota holders provided for in the Fair and Equitable Tobacco Reform Act, referred to as FETRA, was funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax was applied. The aggregate cost of the buyout to the tobacco industry was approximately $9.9 billion, including approximately $9.6 billion payable to quota tobacco holders and growers through industry assessments over ten years, to 2014, and approximately $290 million for the liquidation of quota tobacco stock. The FETRA assessment expired in September 2014. RAI’s operating subsidiaries’ overall share of the buyout approximated $2.5 billion prior to the deduction of permitted offsets under the MSA. For additional information see “— Tobacco Buyout Legislation” in Item 8, note 13 to consolidated financial statements.

Research and Development

The research and development activities of RAI’s operating subsidiaries are primarily conducted at RJR Tobacco’s facility in Winston-Salem, North Carolina through various intercompany service agreements. Scientists and engineers continue to explore the development of innovative products, packaging and processes, as well as harm reduction technologies, modified risk tobacco products and analytical methodologies. Another key activity for research and development is to ensure RAI’s operating companies remain compliant with regulations of the U.S. Food and Drug Administration, referred to as the FDA, and to adhere to future FDA regulations and approval processes.

RAI’s operating subsidiaries’ research and development expense for the years ended December 31, 2015, 2014 and 2013, was $107 million, $88 million and $72 million, respectively.

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

On June 12, 2015, Imperial Sub acquired certain assets (1) owned by RAI subsidiaries or affiliates relating to the cigarette brands WINSTON, KOOL and SALEM, and (2) owned by Lorillard subsidiaries or affiliates related to the cigarette brand MAVERICK and the “e-vapor” brand blu (including SKYCIG), all in accordance with the Asset Purchase Agreement.

On January 13, 2016, RAI, through the Sellers, completed the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with the international companies that distribute and market the brand outside the United States to JTI Holding, a subsidiary of JTI.

For additional information see Item 8, note 2, note 4 and note 22 to consolidated financial statements.

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

Together with substantial increases in state and federal taxes on tobacco products, and the granting to the FDA of broad authority over the manufacture, sale, marketing and packaging of tobacco products, these developments have had and will likely continue to have an adverse effect on the sale of tobacco products. Products that are alternatives to traditional tobacco products also have become subject to increasing regulation. For example, in addition to the anticipated regulation by the FDA of electronic cigarettes, referred to as e-cigarettes, various states have adopted, or are considering adoption of, taxes on e-cigarettes, restrictions on the promotion and distribution of e-cigarettes and tamper resistant and child resistant packaging requirements for e-cigarettes. For further discussion of the regulatory and legislative environment applicable to the tobacco industry and FDA-related matters, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Governmental Activity.”

Litigation and Settlements

Various legal proceedings or claims, including litigation claiming cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, and seeking damages in amounts ranging into the hundreds of millions or even billions of dollars, are pending or may be instituted against RJR Tobacco (including as successor by merger of Lorillard Tobacco), American Snuff Co., SFNTC or RJR Vapor or their affiliates, including RAI, RJR, Lorillard or indemnitees, including B&W, sometimes collectively referred to as Reynolds Defendants. Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of December 31, 2015, RJR Tobacco had paid approximately $130 million since January 1, 2013, related to unfavorable smoking and health litigation judgments.

RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claims against Reynolds Defendants, or the loss of any particular case concerning the use of smokeless tobacco products against American Snuff Co., when viewed on an individual case-by-case basis, is not probable or estimable, except for certain Engle Progeny cases, as described in “— Litigation Affecting the Cigarette Industry — Overview” in Item 8, note 13 to consolidated financial statements. RAI and its subsidiaries believe that they have valid bases for appeal of adverse verdicts in their pending cases and valid defenses to all actions and intend to defend all actions vigorously. Nonetheless, the possibility of material losses related to tobacco litigation is more than remote. Litigation is subject to many uncertainties, and generally it is not possible to predict the outcome of the litigation pending against Reynolds Defendants, or to reasonably estimate the amount or range of any possible loss. Moreover, notwithstanding the quality of defenses available to it and its affiliates in tobacco-related litigation matters, it is possible that RAI’s consolidated results of operations, cash flows or financial position could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters or difficulties in obtaining the bonds required to stay execution of judgments on appeal.

In 1998, RJR Tobacco, Lorillard Tobacco, B&W, SFNTC and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. The State Settlement Agreements, of which the MSA is the most wide-reaching, impose a perpetual stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and place significant restrictions on their ability to market and sell cigarettes in the future. The State Settlement Agreements have materially adversely affected RJR Tobacco’s shipment volumes. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial position of RAI and RJR Tobacco in future periods. The degree of the adverse impact will depend, among other things, on the rate of decline in U.S. cigarette sales in the premium and value categories, RJR Tobacco’s share of the domestic premium and value cigarette categories, and the effect of any resulting cost advantage of manufacturers not subject to the State Settlement Agreements.

Payments under the State Settlement Agreements are subject to various adjustments for, among other things, the volume of cigarettes sold, relative market share, operating profit and inflation. See “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” in Item 8, note 13 to consolidated financial statements for a detailed discussion of the State Settlement Agreements, including RAI’s operating subsidiaries’ monetary obligations under these agreements. RJR Tobacco records the allocation of settlement charges as products are shipped.

For disclosure of legal proceedings involving RAI and its operating subsidiaries, see Item 8, note 13 to consolidated financial statements. For additional information related to settlements, see Item 8, note 1 “— Cost of Products Sold” and note 13 “— Litigation Affecting the Cigarette Industry — State Settlement Agreements — Enforcement and Validity; Adjustments”, to consolidated financial statements.

Employees

At December 31, 2015, RAI and its subsidiaries had approximately 5,600 full-time employees and approximately 100 part-time employees. The 5,600 full-time employees include approximately 3,800 RJR Tobacco employees, 500 Santa Fe employees and 600 American Snuff employees. No employees of RAI or its subsidiaries are unionized.

Executive Officers and Certain Significant Employees of the Registrant

The executive officers of RAI are set forth below:

Susan M. Cameron. Ms. Cameron, 57, has served as the President and Chief Executive Officer of RAI and President of RAI Services Company, a wholly owned subsidiary of RAI and referred to as RAISC, since May 1, 2014, after previously serving as the President and Chief Executive Officer of RAI from 2004 through her retirement in February 2011. She also served as the Chairman of the Board of RAI from 2006 to October 2010. In addition, Ms. Cameron served as Chairman of the Board of RJR Tobacco from July 2004 to May 2008. From July 2004 to December 2006, she also served as Chief Executive Officer of RJR Tobacco. She served as President and Chief Executive Officer of B&W from 2001 to 2004, and also served as a director of B&W from 2000 to 2004, and Chairman of the Board from January 2003 to 2004. Prior to 2001, Ms. Cameron held various marketing positions with B&W and BAT after joining B&W in 1981. Ms. Cameron served on the Board of RAI from January 2004 through her retirement in February 2011 and then recommenced serving on the Board in December 2013. She also is a member of the boards of directors of R. R. Donnelley & Sons Company and Tupperware Brands Corporation. In addition, Ms. Cameron is a member of the board of trustees of the University of Florida.

Michael P. Auger. Mr. Auger, 48, became Executive Vice President — Trade Marketing of RJR Tobacco on January 1, 2015. Mr. Auger served as Vice President — Trade Marketing Development of RJR Tobacco from May 2011 to December 2014. Prior to 2011, Mr. Auger held numerous managerial positions with RJR Tobacco, including Area Vice President from May 2006 to April 2011. Prior to this, Mr. Auger held various additional positions with both RJR Tobacco and B&W. Mr. Auger currently serves on the Eckerd College Alumni Leadership Council.

Lisa J. Caldwell. Ms. Caldwell, 55, has been Executive Vice President and Chief Human Resources Officer of RAI since May 2009, RAISC since January 2010 and RJR Tobacco since October 2014. Ms. Caldwell has served on the board of directors of RAISC since January 2010. She was previously Executive Vice President and Chief Human Resources Officer for RJR Tobacco from May 2009 to January 2010. Ms. Caldwell served as Executive Vice President — Human Resources of RAI and RJR Tobacco from June 2008 to May 2009. She served as Senior Vice President — Human Resources of RAI from November 2006 to June 2008, after having served as Vice President — Human Resources of RAI from September 2004 to November 2006. She also served as Senior Vice President — Human Resources of RJR Tobacco from July 2007 to June 2008, after having served as Vice President — Human Resources of RJR Tobacco from January 2002 to November 2006. Prior to 2002, Ms. Caldwell held numerous human resources positions with RJR Tobacco since joining RJR Tobacco in 1991. Ms. Caldwell serves on the Wake Forest University School of Business board of visitors and the board of directors for the Winston-Salem Industries for the Blind.

Debra A. Crew. Ms. Crew, 45, became President and Chief Operating Officer of RJR Tobacco on October 1, 2015. She was previously the President and Chief Commercial Officer of RJR Tobacco from October 1, 2014 to September 30, 2015. Prior to joining RJR Tobacco, Ms. Crew was the President and General Manager of PepsiCo North America Nutrition from August 2014 to September 2014. She served as President of PepsiCo Americas Beverage from September 2012 until August 2014. Ms. Crew was also President of the Western Europe Region of PepsiCo Europe from April 2010 to August 2012. Prior to joining PepsiCo, Inc. in 2010, Ms. Crew held various positions with Mars, Incorporated, Nestle S.A. and Kraft Foods, Inc. Ms. Crew served in the U.S. Army from 1993 to 1997, rising to the rank of captain and military intelligence officer. She serves on the board of directors of Stanley Black & Decker, Inc.

Robert H. Dunham. Mr. Dunham, 49, has been Executive Vice President — Public Affairs and Chief Communication Officer for RAI, RJR Tobacco, RAISC and RJR Vapor since February 2014. Previously, Mr. Dunham served as Executive Vice President — Public Affairs for RAI, RJR Tobacco and RAISC from August 2011 to February 2014. Mr. Dunham served as Senior Vice President — Public Affairs for RAI, RAISC and RJR Tobacco from January 2010 to July 2011, after having served as Senior Vice President of Marketing of RJR Tobacco from October 2008 to December 2009. Mr. Dunham served as Vice President of Marketing of RJR Tobacco from July 2004 to October 2008. Prior to joining RJR Tobacco in 2004, Mr. Dunham held various positions with B&W and its parent company, BAT. Mr. Dunham is a member of the boards of directors of the Reynolds American Foundation and the Novant Health Foundation — Forsyth Medical Center.

Daniel A. Fawley. Mr. Fawley, 58, has served as Senior Vice President and Treasurer of RAI, RJR Tobacco and RJR since September 2004 and Senior Vice President and Treasurer of RAISC since January 2010. Since joining RJR in 1999, he was Vice President and Assistant Treasurer of RJR until August 2004. Mr. Fawley is a member of the boards of directors of the Reynolds

American Foundation and Santa Fe Natural Tobacco Company Foundation, the board of trustees of the Arts Council Endowment Fund, Inc. and the Finance Advisory Board for the Finance Academy. Mr. Fawley also serves on the Abbott Capital Private Equity Advisory Board.

McDara P. Folan, III. Mr. Folan, 57, has been Senior Vice President, Deputy General Counsel and Secretary of RAI since July 2004 and Senior Vice President, Deputy General Counsel and Secretary of RAISC since January 2010. He also serves as Assistant Secretary of RJR Tobacco. Prior to 2004, Mr. Folan served in various positions with RJR and RJR Tobacco since joining RJR in 1999. Mr. Folan serves on the boards of trustees for Salem College and Academy, Reynolda House Museum of American Art and the Arts Council Endowment Fund, Inc. and the board of directors of the Downtown Winston-Salem Foundation.

Jeffery S. Gentry, PhD. Dr. Gentry, 58, has been Executive Vice President of RJR Tobacco since January 2010, and Executive Vice President of RAISC since January 1, 2013. Dr. Gentry was previously the Executive Vice President — Operations and Chief Scientific Officer of RJR Tobacco from January 2010 to October 2015. He also served as RAI Group Executive Vice President from April 1, 2008 to January 2010. Dr. Gentry served on the board of directors of RJR Tobacco from January 2010 to October 2015. He was previously Executive Vice President — Research and Development of RJR Tobacco from December 2004 to April 2008. Dr. Gentry has served in various other positions with RJR Tobacco since joining RJR Tobacco in 1986 as a research and development chemist. He is the co-founder of No Limits II, a non-profit organization providing social opportunities for disabled adults in the Winston-Salem area.

Andrew D. Gilchrist. Mr. Gilchrist, 43, has been Executive Vice President and Chief Financial Officer of RAI, and Executive Vice President, Chief Financial Officer and Chief Information Officer of RAISC since March 1, 2015. Mr. Gilchrist was the Executive Vice President of RAI from October 2014 to March 2015. He previously served as President and Chief Commercial Officer of RJR Tobacco from January 1, 2011 to September 30, 2014. He previously served as Executive Vice President and Chief Financial Officer of RJR Tobacco and Executive Vice President and Chief Information Officer of RAISC from January 2010 to December 2010. He previously served as Executive Vice President, Chief Financial Officer and Chief Information Officer of RJR Tobacco from July 2008 until January 2010. Mr. Gilchrist has served on the board of directors of RAISC since March 2015 and served on the board of directors of RJR Tobacco from May 2008 to March 2015. He also served as Senior Vice President and Chief Financial Officer of RJR Tobacco from November 2006 to July 2008, after having served as Vice President — Integrated Business Management of RJR Tobacco from January 2006 to November 2006. Prior to 2006, Mr. Gilchrist served as Senior Director — Business Development since joining RAI in 2004. Prior to July 2004, Mr. Gilchrist held various positions with B&W and its parent company, BAT. Mr. Gilchrist serves on the board of directors for the Winston-Salem Alliance.

Nancy H. Hawley. Ms. Hawley, 53, has been Executive Vice President of Operations at RJR Tobacco since October 2015. Ms. Hawley previously served as Senior Vice President of Operations for RJR Tobacco from July 2014 to October 2015. Prior to that, Ms. Hawley was Vice President of Manufacturing for RJR Tobacco from October 2008 through June 2014. Ms. Hawley joined RJR Tobacco in 1984 as a staff engineer and held a number of operations positions. Ms. Hawley currently serves on the boards of directors for the Foundation of Forsyth Technical College and the Reynolds American Foundation. In addition, Ms. Hawley currently serves as a member of the United Way Basic Needs Impact Committee and serves on the Personnel Committee for First Baptist Church on Fifth.

Daniel J. Herko. Mr. Herko, 55, has been Executive Vice President – Scientific and Regulatory Affairs of RAISC since January 1, 2016 and Executive Vice President – Research and Development of RJR Tobacco since October 2015. Mr. Herko served as Executive Vice President of RAISC from October 2015 until December 2015. Mr. Herko previously served as Senior Vice President – Research and Development of RJR Tobacco from March 2008 to September 2015, after serving as Vice President – Product Development from November 2007 to March 2008. Mr. Herko joined RJR Tobacco in 1980 in the manufacturing division and held a variety of production positions in manufacturing before joining JTI, following the sale of the international tobacco business to JTI in 1999. In 2002, Mr. Herko returned to RJR Tobacco as Director of Product Development until becoming Senior Director of Product Development in 2005. He serves on the board of Big Brothers Big Sisters Inc. in Winston-Salem.

Martin L. Holton III. Mr. Holton, 58, has been Executive Vice President, General Counsel and Assistant Secretary of RAI and RAISC and Executive Vice President and General Counsel of RJR Tobacco since January 2011. Mr. Holton previously served as Senior Vice President and Deputy General Counsel of RAISC since January 2010 and Senior Vice President, General Counsel and Secretary of RJR Tobacco from November 2006 through December 2010. In addition, Mr. Holton has served on the board of directors of RAISC since January 2011. Previously, Mr. Holton served as Senior Vice President, Deputy General Counsel and Secretary of RJR Tobacco from February 2005 to November 2006 and Vice President and Assistant General Counsel — Litigation from July 2004 to February 2005. Mr. Holton serves on the board of managers for YMCA Camp Hanes and the board of directors for the Winston-Salem Symphony. Mr. Holton also serves on the board of trustees for Eaglebrook School.

J. Brice O’Brien. Mr. O’Brien, 47, has served as Executive Vice President — Consumer Marketing of RJR Tobacco since January 2010, after having served as President of Reynolds Innovations Inc. since January 2009. Mr. O’Brien served as Senior Vice President — Consumer Marketing of RJR Tobacco from January 2006 until January 2009, after serving as Vice President — Marketing since October 2004. Prior to 2004, Mr. O’Brien held various positions with RJR Tobacco after joining RJR Tobacco in 1995.

Frederick W. Smothers. Mr. Smothers, 52, has served as Senior Vice President and Chief Accounting Officer of RAI since January 2008 and RAISC since January 2010. Mr. Smothers served as Vice President and Corporate Controller of RAI from October 2007 to December 2007. Prior to joining RAI, Mr. Smothers was an independent management consultant from 2002 until 2007, serving as Chief Executive Officer of ATRS Consulting from 2005 until October 2007, providing general management consulting to consumer products and manufacturing clients, including RAI. Prior to 2002, Mr. Smothers was employed by the accounting firm of Deloitte & Touche LLP, including four years as partner.

Other significant employees of the Registrant include the chief executive officers of SFNTC and American Snuff Co., as listed below:

Mike Little. Mr. Little, 56, has served as President of SFNTC since December 2011. Previously, he served as Senior Vice President — Manufacturing of SFNTC from January 2002 until November 2011. Prior to 2002, Mr. Little held various positions with SFNTC after joining SFNTC in 1995.

Randall M. (Mick) Spach. Mr. Spach, 57, has been President of American Snuff Co. since January 2011. Previously he served as Vice President — Operations of American Snuff Co. from February 2009 until December 2010. Mr. Spach served as Vice President — Manufacturing/R&D of American Snuff Co. from August 2007 to February 2009. He served as Assistant Vice President — Manufacturing at American Snuff Co. from 2001 to August 2007. Between 1977 and 2001, Mr. Spach held various positions with American Snuff Co.

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

Adverse litigation outcomes could have an adverse effect on the results of operations, cash flows and financial position of RAI. Additionally, RAI’s operating subsidiaries could be subject to substantial liabilities and bonding difficulties from litigation related to cigarette products or other products, which could also have an adverse effect on their results of operations, cash flows and financial position.

Reynolds Defendants have been named in a number of tobacco-related legal actions, proceedings or claims. The claimants seek recovery on a variety of legal theories, including negligence, strict liability in tort, design defect, failure to warn, fraud, misrepresentation, deceptive and unfair trade practices, conspiracy, medical monitoring, and violations of state and federal antitrust and racketeering laws. Various forms of relief are sought, including compensatory damages, attorneys’ fees, and, where available, punitive damages in amounts ranging in some cases into the hundreds of millions or even billions of dollars.

The tobacco-related legal actions range from individual lawsuits to class-actions and other aggregate claim lawsuits. In Engle v. R. J. Reynolds Tobacco Co., the Florida Supreme Court issued a ruling that, while determining that the case could not proceed further as a class action, permitted members of the Engle class to file individual claims, including claims for punitive damages, through January 11, 2008. The decision preserved several of the Engle jury findings for use in adjudicating these subsequent individual actions, which are now known as Engle Progeny cases. As of December 31, 2015, RJR Tobacco had been served in 3,111 Engle Progeny cases filed on behalf of approximately 4,046 individual plaintiffs. Many of these cases are in active discovery or nearing trial. In all Engle Progeny cases tried to date, a central issue has been the proper use of the preserved Engle findings. RJR Tobacco has argued that use of the Engle findings to establish individual elements of claims (such as defect, negligence and concealment) is a violation of federal due process. In 2013, both the Florida Supreme Court and the U.S. Court of Appeals for the Eleventh Circuit rejected that argument.

The Engle Progeny cases have resulted in increased litigation and trial activity, including an increased number of adverse verdicts, and increased expenses. Through December 31, 2015, RJR Tobacco or Lorillard Tobacco cumulatively paid $214.9 million in compensatory and punitive damages and $66.8 million for attorneys’ and statutory interest, for a total of $281.7 million, in these cases. In addition, outstanding jury verdicts in favor of the Engle Progeny plaintiffs had been entered against RJR Tobacco or Lorillard Tobacco in the amount of $184.2 million in compensatory damages (as adjusted) and in the amount of $191.1 million in punitive damages, for a total of $375.3 million. All of these verdicts are in various stages in the appellate process. Although RJR Tobacco cannot currently predict when or how much it may be required to pay, RJR Tobacco will likely be required to pay additional judgments as the litigation proceeds. For a more complete description of this litigation, see “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in Item 8, note 13 to consolidated financial statements.

Class-action suits have been filed in a number of states against individual cigarette manufacturers, including RJR Tobacco, and their parents, including RAI, alleging that the use of the terms “lights” and “ultra-lights” constitutes unfair and deceptive trade practices. In 2008, the U.S. Supreme Court ruled that neither the Federal Cigarette Labeling and Advertising Act nor the Federal Trade Commission’s regulation of “tar” and nicotine disclosures preempts (or bars) such claims. This ruling limits certain defenses available to RJR Tobacco and other cigarette manufacturers and has led to the filing of additional lawsuits. In addition, several class actions have been filed against SFNTC and RAI asserting that use of the terms “natural”, “additive-free” and “organic” in the product labeling and advertising for SFNTC’s NATURAL AMERICAN SPIRIT cigarette brand violates state disclosure, and deceptive and unfair trade practice, statutes. In the event RJR Tobacco, SFNTC or their affiliates and indemnitees lose one or more of the pending class-action suits, they could face, depending upon the amount of any damages ordered, difficulties in their ability to pay the judgment or obtain any bond required to stay execution of the judgment. For a more complete description of class-action litigation, see “— Class-Action Suits” in Item 8, note 13 to consolidated financial statements.

In 1999, the U.S. Department of Justice bought an action against RJR Tobacco, Lorillard Tobacco, B&W, and other tobacco companies pursuant to the civil provisions of the federal Racketeer Influenced and Corrupt Organizations Act, referred to as RICO. The government sought, among other remedies, disgorgement of profits in an amount of approximately $280 billion allegedly earned as a consequence of a RICO racketeering “enterprise” and injunctive relief. In February 2005, an appellate court ruled that disgorgement was not an available remedy. In 2006, the trial court found certain defendants, including RJR Tobacco, liable for the RICO claims (but did not impose any direct financial penalties), enjoined the defendants from committing future racketeering acts, and ordered the defendants to issue “corrective communications” on five subjects, including smoking and health and addiction. The trial court’s “corrective-statements” remedy is subject to continuing proceedings to determine, among other things, whether the “corrective statements” will have to be displayed at retail points-of-sale. Implementation of the “corrective-statements” remedy could cause RJR Tobacco to incur significant compliance costs, and have an adverse effect on the sales of RJR Tobacco’s products. For a more complete description of this litigation, see “— Health-Care Cost Recovery Cases — U.S. Department of Justice Case” in Item 8, note 13 to consolidated financial statements.

It is likely that legal actions, proceedings and claims arising out of the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of cigarettes and other tobacco products will continue to be filed against Reynolds Defendants and other tobacco companies for the foreseeable future.

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

Any or all of the events described above could impose substantial monetary obligations on RAI and its operating subsidiaries and could have an adverse effect on the results of operations, cash flows and financial position of these companies and RAI. For a more complete description of the above cases and other significant litigation involving RAI and its operating subsidiaries, including RJR Tobacco, Lorillard Tobacco and American Snuff Co., see “— Litigation Affecting the Cigarette Industry” and “— Smokeless Tobacco Litigation” in Item 8, note 13 to consolidated financial statements.

On June 12, 2015, RAI, through its subsidiaries, acquired Lorillard’s NEWPORT brand, the leading U.S. menthol cigarette brand, resulting in a substantial portion of RAI’s consolidated net sales being attributable to products that contain menthol. Any action by the FDA or any other governmental authority that could have the effect of banning or materially restricting the use of menthol in tobacco products could have an adverse effect on the results of operations, cash flows and financial position of RAI and its subsidiaries.

As a result of the Merger, RAI, through its subsidiaries, acquired Lorillard’s NEWPORT brand, the leading U.S. menthol cigarette brand. NEWPORT menthol cigarette styles were added to the brand portfolio of RAI’s operating companies, a portfolio which includes other brands with menthol styles. On a pro forma basis, assuming the Lorillard transactions had occurred on January 1, 2015, RAI estimates that approximately 50% of the combined company’s total net sales through December 31, 2015, would have been attributable to menthol cigarettes, see Item 8, note 2 to consolidated financial statements.

In 2013, the FDA issued its preliminary scientific evaluation regarding menthol cigarettes, concluding that menthol cigarettes adversely affect initiation, addiction and cessation compared to non-menthol cigarettes. In 2013, the FDA also issued an Advance Notice of Proposed Rulemaking, seeking comments on various issues relating to the potential regulation of menthol cigarettes. Although it is not possible to predict whether or when the FDA will take actions, if the FDA or any other governmental authority were to adopt regulations banning or severely restricting the use of menthol in tobacco products or the sale of menthol cigarettes, those regulations could have a material adverse effect on sales of the NEWPORT brand, and the menthol styles of other brands in the portfolio of RAI’s operating companies, which could have an adverse effect on the results of operations, cash flows and financial position of RAI and its subsidiaries.

In addition to regulatory action affecting the use of menthol in cigarettes, the FDA could regulate tobacco products in other aspects that could have an adverse effect on the results of operations, cash flows and financial position of RAI and its subsidiaries.

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

The ability of RAI’s operating companies to introduce new tobacco products, a critical component of RAI’s strategy of focusing on innovation to transform the tobacco industry, could be adversely affected by FDA rules and regulations. Under the FDA Tobacco Act, for a manufacturer to launch a new tobacco product or modify an existing tobacco product after March 22, 2011, the manufacturer must obtain an order from the FDA’s “Center for Tobacco Products,” referred to as the CTP, allowing the new or modified product to be marketed. Similarly, a manufacturer that introduced a product between February 15, 2007, and March 22, 2011, was required to file a substantial equivalence report with the CTP demonstrating either (1) that the new or modified product had the same characteristics as a product commercially available as of February 15, 2007, referred to as a predicate product, or (2) if the new or modified product had different characteristics than the predicate product, that it did not raise different questions of public health. A product subject to such report is referred to as a provisional product. A manufacturer may continue to market a provisional product unless and until the CTP issues an order that the provisional product is not substantially equivalent, in which case the FDA could then require the manufacturer to remove the provisional product from the market. On September 15, 2015, the CTP issued four Not Substantially Equivalent orders, referred to as NSE orders, to RJR Tobacco, determining that four cigarette styles are not substantially equivalent to their respective predicate products, and ordering that RJR Tobacco immediately stop all distribution, importation, sale, marketing and promotion of these provisional products. RJR Tobacco has taken action to comply with these NSE orders, and continues to evaluate its options in connection with this matter. Although the sales of the provisional products subject to the foregoing NSE orders are not material to RJR Tobacco, substantially all of RAI’s operating companies’ products currently on the market are provisional products. If the CTP were to issue NSE orders with respect to other provisional products of RAI’s operating companies, such orders, if not withdrawn or invalidated, would have an adverse impact on the sales of the products subject to the orders, and could have an adverse impact on the results of operations, cash flows and financial position of RAI and its subsidiaries.

In addition, the FDA has announced its intention to issue regulations that would bring e-cigarettes within that agency’s jurisdiction, subjecting these products to many of the requirements already in place for cigarettes and smokeless tobacco products. Chief among these requirements would be a decision by the agency to leave the grandfather date of February 15, 2007 in place for e-cigarettes. Given that few, if any, e-cigarettes were on the market as of that date, manufacturers would not be able to rely on filing substantial equivalence applications to keep existing products on the market, but instead would have to file new tobacco product applications with the agency. The adoption of new rules and regulations could make it more difficult for RAI’s operating companies to grow their e-cigarette business which could have an adverse effect on the results of operations, cash flows and financial position of RAI and its subsidiaries.

On August 27, 2015, the FDA sent a warning letter to SFNTC, claiming that SFNTC’s use of the terms “Natural” and “Additive Free” in the product labeling and advertising for NATURAL AMERICAN SPIRIT cigarettes violates the Modified Risk Tobacco Products provision of the FDA Tobacco Act. On September 18, 2015, SFNTC provided a written response to the FDA, explaining why it believes its use of these terms does not violate the FDA Tobacco Act. SFNTC has not modified the product labeling or advertising for its NATURAL AMERICAN SPIRIT cigarettes since the receipt of the FDA’s warning letter. If SFNTC ultimately is required by the FDA to delete, or substantially modify, the terms “Natural” and/or “Additive Free” appearing on the labeling and/or advertising of its NATURAL AMERICAN SPIRIT cigarettes, that requirement could have an adverse effect on the sale of such cigarettes, and on the results of operations, cash flows and financial position of SFNTC and RAI. Further, if the FDA determines that the use of those terms violates the FDA Tobacco Act, the FDA could take a variety of enforcement actions against SFNTC, including, without limitation, forcing SFNTC to recall from the market NATURAL AMERICAN SPIRIT cigarettes bearing such terms, and imposing penalties on SFNTC. The costs that SFNTC would incur in connection with any such enforcement actions could be material.

Further, the FDA has the authority to require the reduction of nicotine levels and may also require reduction or elimination of other constituents.

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

In 1998, RJR Tobacco, Lorillard Tobacco and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. The State Settlement Agreements, of which the MSA is the most wide-reaching, impose a perpetual stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers, and place significant restrictions on their ability to market and sell tobacco products in the future. They have materially adversely affected RJR Tobacco’s shipment volumes, and they are expected to have an adverse effect on the results of operations, cash flows and financial position of RJR Tobacco and RAI in future periods.

RJR Tobacco and Lorillard Tobacco disputed a total of $5.6 billion and $1.2 billion, respectively, in potential MSA non-participating manufacturer adjustment, referred to as the NPM Adjustment, claims for the years 2003 through 2014. A nationwide arbitration, referred to as the Arbitration Panel, was initiated with respect to the 2003 NPM Adjustment claim. Preliminary proceedings before the Arbitration Panel began in July 2010. Merits hearings began in April 2012.

In December 2012, RJR Tobacco, Lorillard Tobacco, SFNTC and certain other participating manufacturers, referred to as the PMs, and certain “signatory” states entered into a binding Term Sheet that set forth terms for resolving accrued and potential NPM Adjustment claims for 2003 through 2012. The Term Sheet also set forth a restructured NPM Adjustment process to be applied on a going-forward basis, starting with the 2013 volume year. The Arbitration Panel for the 2003 NPM Adjustment dispute entered a Stipulated Partial Settlement and Award, reflecting the financial terms of the Term Sheet. Under the settlement, RJR Tobacco is to receive more than $1.1 billion worth of credits, a portion of which have been applied to its MSA payments in 2013, 2014 and 2015, and the remainder is to be applied over the following two years.

In September 2013, the Arbitration Panel issued Final Awards on the 2003 NPM Adjustment claim with respect to the 15 states who at that point in the proceedings the PMs continued to contest. The Arbitration Panel ruled that six states (representing approximately 14.68% of the allocable share) — Indiana, Kentucky, Maryland, Missouri, New Mexico and Pennsylvania — were subject to the 2003 NPM Adjustment. Of these six states, two (Kentucky and Indiana) decided to join the settlement, three (Maryland, Missouri and Pennsylvania) unsuccessfully challenged in their respective state courts the finding of their responsibility for the 2003 NPM Adjustment; and one state court challenge (New Mexico) has yet to be decided. Additionally, these four states challenged the amount of the judgment reduction accorded to them by the Arbitration Panel by virtue of the settlement. Two of these challenges (Maryland and Pennsylvania) were successful; and one was not (Missouri). The challenge filed in New Mexico has not yet been decided at the trial court level.

If the amount of the judgment reduction is ultimately modified in the manner urged by Missouri and New Mexico, RJR Tobacco’s and Lorillard Tobacco’s recovery of the 2003 NPM Adjustment would be reduced by $27 million and $5 million, respectively, in the April following the conclusion of the appeal. In contrast, if RJR Tobacco and Lorillard Tobacco prevail on appeal in Maryland and Pennsylvania, RJR Tobacco and Lorillard Tobacco would receive an additional $75 million and $13 million, respectively, for the 2003 NPM Adjustment in the April following the conclusion of the appeal.

In light of the fact that three of the non-diligent states (Maryland, Missouri and Pennsylvania) are no longer challenging the findings on non-diligence entered against them, RJR Tobacco has recognized the minimum amount that it has recovered from these three states, a total of approximately $93 million. Remaining amounts that will potentially be recovered from these non-diligent states, depending on the outcome of their challenges to the judgment reduction method adopted by the Arbitration Panel, have not been recognized in RAI’s consolidated financial statements as of December 31, 2015, due to the uncertainty over the final resolution of the pending motions and appeals with respect to the judgment reduction issue. No amounts have been recognized with respect to New Mexico given the uncertainty with the pending trial court motions on both the finding of non-diligence and the judgment reduction issue.

For a more complete description of the State Settlement Agreements and the Arbitration Panel’s awards, see “— Health-Care Cost Recovery Cases — State Settlement Agreements” and “— Health-Care Cost Recovery Cases — State Settlement Agreements — Enforcement and Validity; Adjustments” in Item 8, note 13 to consolidated financial statements.

RAI, through its subsidiaries, is dependent on the U.S. cigarette market, which is expected to continue to decline. In addition, RAI is dependent on premium and super-premium cigarette brands. The continued decline in U.S. cigarette consumption, or the transition of consumers away from premium cigarette brands, could have an adverse effect on the consolidated results of operations, cash flows and financial position of RAI.

RAI’s subsidiaries are dependent on the U.S. cigarette market. In connection with the Merger, RAI did not acquire any brands outside of the United States and the assets of Lorillard’s subsidiaries related to the “e-vapor” brand blu (including SKYCIG) were included in the Divestiture. Lorillard, like RAI, previously divested its international cigarette business.

Furthermore, the sale of the international NATURAL AMERICAN SPIRIT brand to JTI Holding increases the reliance of RAI’s operating subsidiaries on the U.S. cigarette market. In addition, pursuant to the 2015 Purchase Agreement, RAI has agreed not to, and agreed to cause its controlled affiliates not to, engage in the business of producing, selling, distributing and developing natural, organic and additive-free combustible tobacco cigarettes and roll-your-own or make-your-own tobacco products outside of the United States for a period of five years after the closing.

RAI’s subsidiaries’ U.S. combustible cigarette brands include, among others, NEWPORT, CAMEL, PALL MALL and NATURAL AMERICAN SPIRIT. RAI estimates that its sales in the United States attributable to combustible cigarettes would have represented approximately 90% of RAI’s pro forma 2015 net sales, assuming the Merger and Divestiture had occurred on January 1, 2015. U.S. cigarette consumption has declined since 1981 for a variety of factors including, for example, price increases, restrictions on advertising and promotions, smoking prevention campaigns, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups, and migration to smoke-free products. U.S. consumption is expected to continue to decline. MSAi reported that, on a year-over-year basis, U.S. cigarette shipments declined 0.1% in 2015, 3.2% in 2014 and 4.6% in 2013.

In addition, RAI’s subsidiaries’ brands are subject to consumer price sensitivities, with certain brands subject to greater price sensitivities than others or competitors’ brands. Some consumers may switch to a lower priced brand than the brands offered by RAI’s subsidiaries. As a result of the acquisition of Lorillard’s subsidiaries’ brands, which principally consist of NEWPORT, RAI’s subsidiaries’ concentration of premium brands increased significantly. As a result, RAI’s subsidiaries are more susceptible to consumer price sensitivities following the Merger. A downturn in the economy or other adverse financial or economic conditions could increase the number of consumers switching to a lower priced brand than any of those offered by RAI’s subsidiaries.

The continued decline in U.S. cigarette consumption, or the transition of consumers away from premium cigarette brands, could have an adverse effect on the consolidated results of operations, cash flows and financial position of RAI.

If RJR Tobacco and RAI’s other operating companies are not able to develop, produce or market new alternative products profitably, the results of operations, cash flows and financial position of RAI and its operating subsidiaries could be adversely affected.

Consumer health concerns, changes in adult tobacco consumer preferences and changes in regulations have prompted RJR Tobacco and other RAI operating companies to introduce new alternative products. Consumer acceptance of these new products, such as CAMEL Snus and e-cigarettes, may fall below expectations, in which event RAI’s operating subsidiaries may be unable to replace all or any significant portion of lost revenues resulting from the continuing decline in cigarette consumption generally.

Furthermore, while VUSE, RJR Vapor’s e-cigarette product, is currently the number one e-cigarette product sold in convenience/gas stores, sales of closed system products like VUSE continue to decline in comparison to the sale of tanks and liquid nicotine containers typically sold in vapor shops and on-line. The future success of VUSE and other RJR Vapor e-cigarette offerings will depend on the ability to innovate in an evolving category of alternative tobacco products.

In addition, RAI’s operating companies may not find vendors willing to produce alternative products, or components or raw materials used in such products, resulting in additional capital expenditures for RAI’s operating companies.

If RJR Tobacco and RAI’s other operating companies are not able to develop, produce or market new alternative products to replace declining cigarette sales, then there could be an adverse effect on the results of operations, cash flows and financial position of RAI and its operating subsidiaries.

Competitive actions and pricing pressures in the marketplace could have an adverse effect on the results of operations, cash flows and financial position of RJR Tobacco, Santa Fe and American Snuff.

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

A wide variety of federal, state and local laws limit the advertising, sale and/or use of tobacco products. These laws have proliferated in recent years. For example, some local laws prohibit the sale of certain tobacco products. Another example is that some local laws prohibit certain types of marketing practices, such as consumer coupons. In addition, there are many local laws that prohibit the consumption of cigarettes and other tobacco products in restaurants and other public places. Private businesses also have adopted policies that prohibit or restrict, or are intended to discourage, smoking and tobacco use. These laws and regulations could result in a decline in the overall sales volume of tobacco products, which could have an adverse effect on the results of operations, cash flows and financial position of RAI and its operating subsidiaries. For additional information on the issues described above, see “— Governmental Activity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

Many of RAI’s operating subsidiaries are subject to significant limitations on advertising and marketing of tobacco products, which could harm the value of their existing brands and their ability to launch new brands, and could have an adverse effect on the results of operations, cash flows and financial position of these companies and RAI.

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

In addition to FDA regulation, the passage of new legislative or regulatory initiatives including those relating to U.S. health-care reform, climate change and other environmental legislation and changes in federal or state wage requirements, could have an adverse effect on the results of operations, cash flows and financial position of RAI and its subsidiaries. RAI and its subsidiaries regularly assess the impact that health-care reform could have on its employer-sponsored medical plans. Due to the breadth and complexity of the health-care reform legislation, the current lack of implementation regulations and interpretive guidance and the phased-in nature of the implementation, it is difficult to predict the overall impact. The passage of new legislative or regulatory initiatives may increase compliance costs, which could have an adverse effect on the results of operations, cash flows and financial position of RAI and its subsidiaries.

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

Intangible assets include goodwill, trademarks and other intangibles. The determination of fair value involves considerable estimates and judgment. For goodwill, the determination of fair value of a reporting unit involves, among other things, RAI’s market capitalization, and application of the income approach, which includes developing forecasts of future cash flows and determining an appropriate discount rate. If goodwill impairment is implied, the fair values of individual assets and liabilities, including unrecorded intangibles, must be determined. During the annual testing in the fourth quarter of 2015, the estimated fair value of each of RAI’s reporting units was substantially in excess of its respective carrying value.

Trademarks and other intangible assets with indefinite lives also are tested for impairment annually, in the fourth quarter. At December 31, 2015, the aggregate fair value of RAI’s operating units’ trademarks and other intangible assets was substantially in excess of their aggregate carrying value. However, at December 31, 2015, as a result of the Merger, the individual fair values of four trademarks were less than 15% in excess of their respective carrying values. The aggregate carrying value of these four trademarks was $27.2 billion at December 31, 2015.

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

RAI’s profitability is affected by the costs of pension benefits available to employees generally hired prior to 2004. Adverse changes in investment returns earned on pension assets and discount rates used to calculate pension and related obligations or changes in required pension funding levels may have an unfavorable impact on pension cost, which could have an adverse effect on the results of operations, cash flows and financial position of RAI. RAI contributed $18 million to its pension plans in 2015. During 2016, RAI expects to contribute $335 million to its pension plans, of which $325 million was contributed in January 2016. RAI actively seeks to control increases in pension cost, but there can be no assurance that profitability will not be adversely affected. In addition, changes to pension legislation or changes in pension accounting may adversely affect profitability, which could also have an adverse effect on the results of operations, cash flows and financial position of RAI.

RAI may have to make additional contributions beyond what is currently contemplated to fund its pension and other postretirement benefit plans.

For additional information, see Item 8, note 16 to consolidated financial statements.

RAI and its operating subsidiaries rely on outside suppliers to manage certain non-core business processes. Any interruption in these services could negatively affect the operations of RJR Tobacco, SFNTC and American Snuff Co. and harm their reputation, which could have an adverse effect on the results of operations, cash flows and financial position of these companies and RAI.

In an effort to gain cost efficiencies, RAI and its operating subsidiaries have completed the outsourcing of many of their non-core business processes. Non-core business processes include, but are not limited to, certain processes relating to information technology, human resources, trucking and facilities. If any of the suppliers fail to perform their obligations in a timely manner or at a satisfactory quality level, RJR Tobacco, SFNTC and American Snuff Co. may fail to operate effectively and fail to meet shipment demand, which could have an adverse effect on the results of operations, cash flows and financial position of these companies and RAI.

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

Revenues from two distributors, McLane and Core-Mark, constituted approximately 28% and 10%, respectively, of RAI’s consolidated revenue in 2015. The loss of these customers, or a significant decline in their purchases, could have an adverse effect on the results of operations, cash flows and financial position of RAI.

Fire, violent weather conditions and other disasters could have an adverse effect on the results of operations, cash flows and financial position of RAI’s operating subsidiaries.

A major fire, violent weather conditions or other disasters that affect manufacturing and other facilities of RAI’s operating subsidiaries, or of their suppliers and vendors, could have a material adverse effect on the operations of RAI’s operating subsidiaries. In particular (except for the manufacturing of cigarettes by Imperial Sub pursuant to the reciprocal manufacturing agreement described below), RJR Tobacco’s cigarette manufacturing is conducted primarily at a single facility. Additionally, SFNTC’s cigarette manufacturing is conducted at a single facility. Despite RAI’s insurance coverage for some of these events, a prolonged interruption in the manufacturing operations of RAI’s operating subsidiaries could have a material adverse effect on the ability of its operating subsidiaries to effectively operate their businesses, which could have an adverse effect on the results of operations, cash flows and financial position of these companies.

The loss of key personnel or difficulties recruiting and retaining qualified personnel could have an adverse effect on the results of operations, cash flows and financial position of RAI and its subsidiaries.

The future success of RAI and its subsidiaries is dependent on the continued availability and service of senior management personnel. The loss of any executive officers or other key senior management personnel could inhibit the ability of RAI and its subsidiaries to effectively manage their businesses. In addition, recruiting and retaining qualified personnel may be difficult given the health and social issues associated with the tobacco industry. If RAI and its subsidiaries are unable to recruit, retain and motivate key personnel to maintain the current businesses of these companies and support development of new products, it could have an adverse effect on the results of operations, cash flows and financial position of these companies.

Disruptions in information technology systems or a security breach could have an adverse effect on the results of operations, cash flows and financial position of RAI and its subsidiaries.

RAI and its subsidiaries are dependent on information technology systems to operate and manage all aspects of their businesses, including, without limitation, to comply with regulatory, legal, financial reporting and tax requirements, and to collect and store confidential information.   Such confidential information may include proprietary business information, and what is often referred to as “personally identifiable information,” or certain information about individuals (such as employees and, in the case of RAI’s subsidiaries, consumers).  The use and handling of personally identifiable information is subject to developing regulations, which vary from jurisdiction to jurisdiction, and the cost of regulatory compliance may be significant.

RAI and its subsidiaries also rely on third party vendors to operate their information technology and to perform certain services for the companies. Certain of these vendors store, process or otherwise handle confidential information, including personally identifiable information.

RAI’s and its subsidiaries’ information technology systems, and the systems of their vendors, may not function as intended, and may be vulnerable to damage, interruption, or shutdown from a variety of events, such as computer system and telecommunications failures, computer viruses, user errors and catastrophic events. Cybersecurity threats, which are constantly evolving, also pose a risk to the security and viability of RAI’s and its subsidiaries’ information technology systems, and the systems of their vendors.  Security breaches could be committed by third parties intending to access, misappropriate or corrupt confidential information and personally identifiable information, or otherwise to disrupt the business of RAI and its subsidiaries.  Any interruptions, failures or breaches of RAI’s and its subsidiaries’ information technology systems, or the systems of their vendors, could result in: the loss of revenue and customers; transaction errors and processing inefficiencies; the loss or unauthorized disclosure of, or damage to, confidential and personally identifiable information and/or other assets; damage to the reputation of RAI and its subsidiaries and to the brands of those subsidiaries; litigation and regulatory enforcement actions; and increased costs.  Any of these events could have an adverse effect on the results of operations, cash flows and financial position of RAI and its subsidiaries.

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

RJR Tobacco will be reliant on Imperial Sub to manufacture NEWPORT on RJR Tobacco’s behalf for a period of time, and RJR Tobacco will manufacture WINSTON, KOOL and SALEM on Imperial Sub’s behalf. RJR Tobacco’s reliance on Imperial Sub for the manufacture of NEWPORT will subject RAI and RJR Tobacco to risks and uncertainties to which it would not otherwise be subject, and Imperial Sub’s inability to manufacture NEWPORT as required could adversely affect RAI and RJR Tobacco’s results of operations, cash flows, financial position and ability to realize any or all of the synergies expected as a result of the Merger and Divestiture.

RJR Tobacco and Imperial Sub entered into a reciprocal manufacturing agreement at the closing of the Merger and the Divestiture, pursuant to which for a period of up to two years, subject to extension as provided therein, Imperial Sub will manufacture NEWPORT, KENT, OLD GOLD and TRUE on RJR Tobacco’s behalf and RJR Tobacco will manufacture WINSTON, KOOL and SALEM on Imperial Sub’s behalf. Reliance on Imperial Sub for the manufacture of NEWPORT will subject RAI and RJR Tobacco to risks and uncertainties to which it would not be subject if RJR Tobacco manufactured NEWPORT itself, including, among others:

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

In addition, Imperial Sub may not transition the manufacturing of WINSTON, KOOL and SALEM to the Greensboro plant acquired by Imperial Sub in the Divestiture as quickly as currently contemplated.

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

If RAI is not able to successfully combine the businesses of RAI, Lorillard and their respective subsidiaries within the anticipated time frame, or at all, the expected synergies and other benefits of the Merger may not be realized fully or at all or may take longer to realize than expected, the combined businesses may not perform as expected and the value of RAI common stock may be adversely affected. In addition, if RAI is unable to timely reduce its level of indebtedness following the Merger, RAI will be subject to increased demands on its cash resources and tightening financial covenants under its revolving credit agreement, which could result in a breach of the covenants or otherwise adversely affect the business and financial results of the combined company.

SFNTC is obligated to indemnify JTI Holding for certain liabilities relating to specified pre-sale statements made by the disposed-of entities relating to NATURAL AMERICAN SPIRIT brand cigarettes consumed outside the United States.

Under the 2015 Purchase Agreement, SFNTC and two other RAI subsidiaries will indemnify JTI Holding against liabilities resulting from breaches of representations, warranties, or covenants; certain pre-sale debts of the disposed-of entities; the operation of the NATURAL AMERICAN SPIRIT brand business in the United States; and liabilities arising from either personal injury actions commenced on or before January 13, 2019, or other actions commenced on or before January 13, 2021, where such actions are based on pre-sale statements by the disposed-of entities that NATURAL AMERICAN SPIRIT brand cigarettes intended to be consumed outside the United States were natural, organic, or additive free.  The 2015 Purchase Agreement does not cap these indemnification obligations, except with respect to breaches of representations or warranties.  Accordingly, these indemnification obligations could be substantial and could have an adverse effect on RAI’s results of operations, cash flows and financial position.

Changes in financial market conditions, including adverse changes in the liquidity of financial markets, could result in higher costs and decreased profitability, which could have an adverse effect on the results of operations, cash flows and financial position of RAI.

Changes in financial market conditions, including adverse changes in the liquidity of financial markets, could result in additional realized or unrealized losses associated with the value of RAI’s investments. Additionally, these changes could negatively impact RAI’s interest rate risk, foreign currency exchange rate risk and the return on corporate cash, resulting in increased costs and reduced profitability. Accordingly, the results of operations, cash flows and financial position of RAI could be adversely affected. Due to recent market conditions, RAI has invested any excess cash in either low interest or near zero interest investments, thereby lowering interest income. As of December 31, 2015, $24 million of unrealized losses remain in other comprehensive loss. For more information on investment losses, see Item 8, note 3 to consolidated financial statements.

RAI and RJR Tobacco have substantial long-term debt, including the debt assumed and incurred in connection with the Merger, which could adversely affect its financial position and its ability to obtain financing in the future and react to changes in its business.

Following completion of the Merger, RAI substantially increased its consolidated indebtedness compared to its recent historical indebtedness. As of December 31, 2015, RAI and RJR Tobacco had, in the aggregate, principal outstanding notes of $16.7 billion and $377 million, respectively.

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

For more information on RAI’s long-term debt, see Item 8, note 12 to consolidated financial statements.

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

RAI’s credit ratings impact the cost and availability of future borrowings and, accordingly, RAI’s cost of capital. As of December 31, 2015, the outstanding notes issued by RAI were rated investment grade. Following the close of the Merger, Standard & Poor’s Ratings Services reaffirmed all of its ratings on RAI, including its BBB- corporate credit ratings, and Moody’s Investor Service downgraded RAI’s Baa2 senior unsecured debt rating one notch, to Baa3. If RAI’s credit rating falls further, RAI may not be able to sell additional debt securities or borrow money in such amounts, at the times, at the lower interest rates or upon the more favorable terms and conditions that might be available if its debt maintained its current or higher ratings. In addition, future debt security issuances or other borrowings may be subject to further negative terms, including provisions for collateral or limitations on indebtedness or more restrictive covenants, if RAI’s credit ratings decline.

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

For more complete information on RAI’s borrowing arrangements and long-term debt, see Item 8, notes 11 and 12 to consolidated financial statements.

RAI may have to reduce its indebtedness in order to remain in compliance with a covenant under its revolving credit facility. There is no guarantee RAI will be able to reduce its indebtedness in the amount or at the times needed to maintain compliance, which could result in a default under the revolving credit facility.

Under the revolving credit facility, RAI’s consolidated leverage ratio (as defined therein) may not exceed:

•	3.00 to 1.00 as of the last day of any period of four consecutive fiscal quarters, referred to as a Reference Period, ending prior to the closing of the Merger;
•	4.50 to 1.00 for the Reference Periods ending on the last day of each of RAI’s fiscal quarters ending on June 30, September 30, and December 31, 2015;
•	4.25 to 1.00 for the Reference Periods ending on the last day of each of RAI’s fiscal quarters ending on March 31, June 30, and September 30, 2016;
•	3.75 to 1.00 for the Reference Periods ending on the last day of each of RAI’s fiscal quarters ending on December 31, 2016, and March 31, and June 30, 2017; and
•	3.50 to 1.00 thereafter.

Since the leverage ratio becomes more restrictive as time passes after the completion of the Merger, RAI may need to reduce its indebtedness in order to remain in compliance with the covenant. There is no guarantee that RAI will be able to reduce its indebtedness in the amount or at the times needed, which could result in RAI defaulting under the revolving credit facility. In such event, the agents or lenders under the revolving credit facility could exercise remedies, including acceleration of any amounts outstanding under the revolving credit facility or termination of the facility, which could have a material negative effect on RAI’s financial position.

An adverse effect on the results of operations, cash flows and financial position of RAI or its operating subsidiaries could cause RAI’s Board to depart from or change its historical dividend policy.

RAI’s Board could, at its discretion, depart from or change its dividend policy at any time. RAI is not required to pay dividends and its shareholders do not have contractual or other legal rights to receive them. RAI’s ability to pay dividends is dependent on its earnings, capital requirements, financial condition, expected cash needs, debt covenant compliance and other factors considered relevant by RAI’s Board. To the extent that RAI or its operating subsidiaries experience an adverse effect on their results of operations, cash flows or financial position, RAI’s Board may decide, at its discretion, to decrease the amount of dividends, change or revoke the dividend policy or discontinue paying dividends entirely. In addition, if RAI does not pay or reduces its historical dividend rate, the market price of its common stock could decline.

BAT’s significant beneficial equity interest in RAI could be determinative in matters submitted to a vote by RAI shareholders, resulting in RAI taking actions that RAI’s other shareholders do not support. BAT and B&W also have influence over RAI by virtue of the governance agreement, which requires B&W’s approval before RAI takes certain actions.

BAT, through its subsidiaries, beneficially owns approximately 42% of the outstanding shares of RAI common stock. No other shareholder owns more than 10% of the outstanding shares of RAI common stock. Unless substantially all of RAI’s public shareholders vote together on matters presented to RAI shareholders, BAT, through its subsidiaries, would have the power to determine the outcome of matters submitted to a shareholder vote, subject to the governance agreement described below.

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
•

RAI’s adoption of any takeover defense measures that would apply to the acquisition of equity securities of RAI by BAT or its affiliates, other than a re-adoption of the RAI rights plan in the form permitted by the governance agreement.

Such influence could result in RAI taking actions that RAI’s other shareholders do not support.

Under the governance agreement, B&W is entitled to nominate individuals to RAI’s Board, and the approvals of the majority of those individuals is required before certain actions may be taken, even though those individuals represent less than a majority of the entire Board.

Under the governance agreement, B&W, based upon the current beneficial ownership of BAT through its subsidiaries, is entitled to nominate five directors to RAI’s Board, at least three of whom are required to be independent directors and two of whom may be executive officers of BAT or any of its subsidiaries. RAI’s Board currently is composed of 13 persons, including five designees of B&W, the maximum number of designees that B&W is entitled to nominate under the governance agreement. Matters requiring the approval of RAI’s Board generally require the affirmative vote of a majority of the directors present at a meeting. Under the governance agreement, however, the approval of a majority of B&W’s designees on RAI’s Board is required in connection with the following matters:

•	any issuance of RAI equity securities in excess of 5% of its outstanding voting stock, unless at such time BAT and its subsidiaries’ ownership interest in RAI is less than 32%; and
•	any repurchase of RAI common stock, subject to a number of exceptions, unless at such time BAT and its subsidiaries’ ownership interest in RAI is less than 25%.

As a result, B&W’s designees on RAI’s Board may prevent the foregoing transactions from being effected, notwithstanding a majority of the entire Board may have voted to approve such transactions.

Under the RAI articles of incorporation, neither BAT nor any director of RAI who is affiliated with, or employed by, BAT is required to present a business opportunity to RAI if the business opportunity does not primarily relate to the United States. The loss of favorable business opportunities could have an adverse effect on the results of operations, cash flows and financial position of RAI.

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

BAT’s significant beneficial ownership interest in RAI, and RAI’s classified board of directors and other anti-takeover defenses could deter acquisition proposals and make it difficult for a third party to acquire control of RAI without the cooperation of BAT. This could have a negative effect on the price of RAI common stock.

BAT, through its subsidiaries, could vote its shares of RAI common stock against any takeover proposal submitted for shareholder approval or refuse to accept any tender offer for shares of RAI common stock. As a result, it would make it very difficult for a third party to acquire RAI without BAT consent. In addition, RAI has a classified board of directors and other takeover defenses in its articles of incorporation and bylaws. BAT’s beneficial ownership interest in RAI and these defenses could discourage potential acquisition proposals and could delay or prevent a change in control of RAI. These deterrents could adversely affect the price of RAI common stock and make it very difficult to remove or replace members of the board of directors or management of RAI without cooperation of BAT.

RAI shareholders may be adversely affected by the July 30, 2014 expiration of the “standstill” provisions in the governance agreement. This event enables BAT and its subsidiaries to, among other things, acquire some or all of the shares of RAI common stock not held by BAT and its subsidiaries or otherwise seek to influence or gain control of RAI, subject to governance agreement limitations on changes in the composition of RAI’s Board.

The “standstill” provisions contained in the governance agreement generally restricted BAT and its subsidiaries from acquiring additional shares of RAI common stock, seeking to remove RAI directors not designated by B&W, or taking other specified actions to influence or gain control of RAI. These restrictions expired on July 30, 2014.

As a consequence of the expiration of the “standstill” period, BAT and its subsidiaries are permitted to increase their ownership interest in RAI without limitation. The RAI shareholder rights plan also expired on July 30, 2014, but RAI’s Board is permitted under the governance agreement to readopt a shareholder rights plan in the form permitted by the governance agreement.

The governance agreement limits B&W representation on RAI’s Board to five directors (out of an entire Board of 13 directors), of whom at least three must be independent of both RAI and BAT. If the voting percentage of BAT and its subsidiaries in RAI drops below 32%, B&W’s board representation will be reduced to a level approximately proportionate to its level of all RAI equity ownership. The governance agreement also requires BAT and its subsidiaries to vote for the RAI board-proposed slate of director nominees (unless an unaffiliated third party makes a material effort to solicit proxies voting against that slate). These provisions will remain in effect indefinitely after July 30, 2014, unless all or part of the governance agreement is terminated as described below.

The governance agreement and amendments thereto are filed as Exhibits 10.13 to 10.16 to this Annual Report on Form 10-K.

RAI shareholders may be adversely affected if all or part of the governance agreement were to be terminated because in some circumstances the board composition and share transfer restrictions on BAT and its subsidiaries would no longer apply. These developments could enable BAT and its subsidiaries to, among other things, acquire some or all of the shares of RAI common stock not held by BAT and its subsidiaries, seek additional representation on RAI’s Board, replace existing RAI directors, solicit proxies, otherwise influence or gain control of RAI or transfer all or a significant percentage of their shares of RAI common stock to a third party.

The governance agreement provides that it will terminate automatically in its entirety if BAT and its subsidiaries own less than 15% or if any third party or group controls more than 50% of the voting power of all RAI shares. In addition, BAT and B&W may terminate the governance agreement in its entirety if B&W nominees proposed in accordance with the governance agreement are not elected to serve on RAI’s Board or its committees or if RAI has deprived B&W nominees of such representation for “fiduciary” reasons or has willfully deprived B&W or its board nominees of any veto rights.

BAT and B&W also may terminate the obligation to vote their shares of RAI common stock for Board-proposed director nominees, the restriction on Board representation in excess of proportionate representation and the RAI share transfer restrictions of the governance agreement if RAI willfully and deliberately breaches the provisions regarding B&W’s Board and Board committee representation.

If the share transfer restrictions in the governance agreement are terminated, there will be no contractual restrictions on the ability of BAT and its subsidiaries to sell or transfer their shares of RAI common stock on the open market, in privately negotiated transactions or otherwise. These sales or transfers could create a substantial decline in the price of shares of RAI common stock or, if these sales or transfers were made to a single buyer or group of buyers that own shares of RAI common stock, could result in a third party acquiring control of or influence over RAI.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The executive offices of RAI and its material subsidiaries, other than SFNTC, are located in Winston-Salem, North Carolina. RJR Tobacco’s manufacturing facilities are located in the Winston-Salem, North Carolina area, and American Snuff Co.’s manufacturing facilities are located in Memphis, Tennessee; Clarksville, Tennessee; and Winston-Salem, North Carolina. SFNTC’s manufacturing facility is located in Oxford, North Carolina, and its executive offices are located in Santa Fe, New Mexico. All of RAI’s material operating subsidiaries’ executive offices and manufacturing facilities are owned.

Item 3. Legal Proceedings

See Item 8, note 13 to consolidated financial statements for disclosure of legal proceedings involving RAI and its operating subsidiaries.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

RAI common stock, par value $.0001 per share, is listed on the NYSE under the trading symbol “RAI.” On January 25, 2016, there were approximately 12,412 holders of record of RAI common stock. Shareholders whose shares are held of record by a broker or clearing agency are not included in this amount; however, each of those brokers or clearing agencies is included as one holder of record. The closing price of RAI common stock on January 25, 2016, was $46.89 per share.

The cash dividends declared, and high and low sales prices per share for RAI common stock on the NYSE Composite Tape, as reported by the NYSE, were as follows (1):

	Price Per Share		Cash Dividends Declared Per
	High	Low	Share
2015:
First Quarter	$38.12	$31.35	$0.335
Second Quarter	38.98	34.33	0.335
Third Quarter	44.44	35.70	0.360
Fourth Quarter	49.56	43.02	0.360
2014:
First Quarter	$28.39	$23.28	$0.335
Second Quarter	31.32	26.53	0.335
Third Quarter	31.70	27.61	0.335
Fourth Quarter	33.80	28.14	0.335

(1)	All per share amounts have been retroactively adjusted to reflect the August 31, 2015, two-for-one stock split. See “—Business” in Item 1 for additional information.

In addition, the board of directors of RAI declared a quarterly cash dividend of $0.42, or $1.68 on an annualized basis, per common share, on February 10, 2016. The dividends will be paid on April 1, 2016, to shareholders of record as of March 10, 2016. The dividend reflects RAI’s current policy of paying dividends to the holders of RAI common stock in an aggregate amount that is approximately 75% of RAI’s annual consolidated net income.

RAI, B&W and BAT entered into Amendment No. 3, dated November 11, 2011, to the governance agreement, pursuant to which RAI has agreed that, so long as the ownership interest of BAT and its subsidiaries in RAI has not dropped below 25%, if RAI issues shares of its common stock or any other RAI equity security to certain designated persons, including its directors, officers or employees, then RAI will repurchase a number of shares of outstanding RAI common stock so that the number of outstanding shares of RAI common stock are not increased, and the ownership interest of BAT and its subsidiaries in RAI is not decreased, by such issuance after taking into account such repurchase. During 2015, in accordance with the governance agreement, at a cost of $82 million, RAI repurchased 1,820,453 shares of RAI common stock in open-market transactions.

During 2015, RAI repurchased 1,111,835 shares of RAI common stock at a cost of $42 million that were forfeited and cancelled with respect to tax liabilities associated with vesting of restricted stock units granted under the Reynolds American Inc. 2009 Omnibus Incentive Compensation Plan, referred to as the Omnibus Plan. The Amended and Restated Omnibus Plan was approved by shareholders in 2014.

Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased were cancelled at the time of repurchase.

The following table summarizes RAI’s purchases of its common stock during the fourth quarter of 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2015 to October 31, 2015 (1)	53,685	$44.27	53,685	$—
November 1, 2015 to November 30, 2015	1,820,453	45.05	1,820,453	—
December 1, 2015 to December 31, 2015 (1)	2	27.87	2	—
Total	1,874,140		1,874,140

(1)

During 2015, RAI repurchased and cancelled shares of its common stock with respect to the tax liability associated with the vesting of restricted stock grants under the Omnibus Plan. For equity-based benefit plan information, see Item 8, note 15 to consolidated financial statements.

Performance Graph

Set forth below is a line graph comparing, for the period which commenced on December 31, 2010, and ended on December 31, 2015, the cumulative shareholder return of $100 invested in RAI common stock with the cumulative return of $100 invested in the Standard & Poor’s 500 Index and the Standard & Poor’s Tobacco Index.

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Reynolds American Inc.(1)	$100.00	$134.41	$141.93	$180.50	$242.85	$361.29
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
S&P Tobacco (2)	100.00	136.42	150.64	176.18	200.51	244.35

(1)	Assumes that $100 was invested in RAI common stock and indexes on December 31, 2010, and that in each case all dividends were reinvested.
(2)	The S&P Tobacco Index includes as of December 31, 2015, the following companies: Altria Group, Inc., Philip Morris International Inc. and Reynolds American Inc.

Item 6. Selected Financial Data

The selected historical consolidated financial data as of December 31, 2015 and 2014, and for each of the years in the three-year period ended December 31, 2015, are derived from the consolidated financial statements and accompanying notes, which have been audited by RAI’s independent registered public accounting firm. The selected historical consolidated financial data as of December 31, 2013, 2012 and 2011, and for the years ended December 31, 2012 and 2011, are derived from audited consolidated financial statements not presented or incorporated by reference. For further information, including the impact of new accounting developments, restructuring and impairment charges, you should read this table in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements in Item 8.

	For the Years Ended December 31,
	2015 (7)	2014	2013	2012	2011
	(Dollars in Millions, Except Per Share Amounts)
Results of Operations:
Net sales (1)	$10,675	$8,471	$8,236	$8,304	$8,541
Income from continuing operations (1)(2)(3)(4)(5)(6)	3,253	1,445	1,718	1,272	1,406
Income from discontinued operations	—	25	—	—	—
Net income	3,253	1,470	1,718	1,272	1,406
Per Share Data:
Basic income from continuing operations	2.57	1.36	1.58	1.12	1.21
Diluted income from continuing operations	2.57	1.35	1.57	1.12	1.20
Basic income from discontinued operations	—	0.02	—	—	—
Diluted income from discontinued operations	—	0.02	—	—	—
Basic net income	2.57	1.38	1.58	1.12	1.21
Diluted net income	2.57	1.37	1.57	1.12	1.20
Basic weighted average shares, in thousands	1,264,182	1,066,320	1,089,849	1,131,139	1,164,639
Diluted weighted average shares, in thousands	1,267,715	1,069,940	1,093,899	1,135,746	1,170,766
Cash dividends declared per share of common stock	$1.390	$1.340	$1.240	$1.165	$1.075
Balance Sheet Data (at end of periods):
Total assets	53,224	15,196	15,402	16,557	16,254
Long-term debt (less current maturities)	16,941	4,633	5,099	5,035	3,206
Shareholders’ equity	18,252	4,522	5,167	5,257	6,251
Cash Flow Data:
Net cash from operating activities	196	1,623	1,308	1,568	1,420
Net cash from (used in) investing activities	(10,005)	(205)	(113)	(54)	60
Net cash from (used) in financing activities	11,438	(1,918)	(2,207)	(971)	(1,714)
Net cash related to discontinued operations, net of tax benefit	—	25	—	—	—
Other Data:
Ratio of earnings to fixed charges (8)	12.0	8.7	11.3	9.1	10.6

(1)

Net sales and cost of products sold exclude excise taxes of $4,209 million, $3,625 million, $3,730 million, $3,923 million and $4,107 million for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(2)	Includes restructuring and/or asset impairment charges of $99 million and $149 million for the years ended December 31, 2015 and 2012, respectively.
(3)	Includes trademark, goodwill and/or other intangible asset impairment charges of $32 million, $129 million and $48 million for the years ended December 31, 2013, 2012 and 2011, respectively.
(4)

Includes NPM Adjustment credits of $297 million, $345 million and $483 million for the years ended December 31, 2015, 2014 and 2013, respectively. In addition, 2015 includes $93 million for the partial recognition of the 2003 NPM Adjustment.

(5)	Includes MTM Adjustment of $246 million, $452 million, $329 million and $145 million for the years ended December 31, 2015, 2014, 2012 and 2011, respectively.
(6)	Includes Gain on Divestiture of $3,181 million for the year ended December 31, 2015.
(7)	Reflects impact of the Merger and Divestiture. See Item 8, note 2 to consolidated financial statements.
(8)

Earnings consist of income from continuing operations before equity earnings, income taxes and fixed charges. Fixed charges consist of interest on indebtedness, amortization of debt issuance costs and the interest portion of rental expense.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of RAI’s business initiatives, critical accounting estimates and its consolidated results of operations and financial position. Following the overview and discussion of business initiatives, the critical accounting estimates disclose certain accounting estimates that are material to RAI’s results of operations and financial position for the periods presented in this report. The discussion and analysis of RAI’s results of operations is presented in two comparative sections, 2015 compared with 2014, and 2014 compared with 2013. The statements of financial position and results of operations contained in the consolidated financial statements reflect the results of the Merger, Divestiture and related transactions. Disclosures related to liquidity and financial position complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial position and results of operations in conjunction with the consolidated financial statements and the related notes in Item 8, as of December 31, 2015 and 2014, and for each of the years in the three-year period ended December 31, 2015.

Overview and Business Initiatives

On June 12, 2015, RAI completed the Merger, Divestiture and BAT Share Purchase. For additional information on these transactions, see Merger, Divestiture and related transactions below.

On January 13, 2016, RAI, through the Sellers, completed the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with the international companies that distribute and market the brand outside the United States to JTI Holding, a subsidiary of JTI, in an all-cash transaction with a value of approximately $5 billion. For additional information on the transaction, see Item 8, note 4 and note 22 to consolidated financial statements.

RAI’s reportable operating segments are RJR Tobacco, Santa Fe and American Snuff. The RJR Tobacco segment consists principally of the primary operations of R. J. Reynolds Tobacco Company. The Santa Fe segment consists of the domestic operations of SFNTC. The American Snuff segment consists of the primary operations of American Snuff Co. Included in All Other, among other RAI subsidiaries, are RJR Vapor, Niconovum USA, Inc., Niconovum AB, and until their sale on January 13, 2016, as described below, SFRTI and various foreign subsidiaries affiliated with SFRTI. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.

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

RAI’s largest reportable operating segment, RJR Tobacco, is the second largest tobacco company in the United States. RJR Tobacco’s brands include three of the top four best-selling cigarettes in the United States: NEWPORT, CAMEL and PALL MALL. These brands, and its other brands, including DORAL, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. As part of its total tobacco strategy, RJR Tobacco offers a smoke-free tobacco product, CAMEL Snus. RJR Tobacco manages contract manufacturing of cigarette and tobacco products through arrangements with BAT affiliates, and manages the export of tobacco products to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases. RJR Tobacco also manages the super-premium cigarette brands, DUNHILL and STATE EXPRESS 555, which are licensed from BAT.

Santa Fe manufactures and markets super-premium cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand in the United States.

American Snuff is the second largest smokeless tobacco products manufacturer in the United States. American Snuff’s primary brands include its largest selling moist snuff brands, GRIZZLY and KODIAK.

RJR Tobacco

RJR Tobacco primarily conducts business in the highly competitive U.S. cigarette market, which has a few large manufacturers and many smaller participants. The international rights to substantially all of RJR Tobacco’s brands were sold in 1999 to JTI, and no international rights were acquired in connection with the B&W business combination in 2004 or the Merger. The U.S. cigarette market is a mature market in which overall adult consumer demand has declined since 1981 and is expected to continue to decline. Profitability of the U.S. cigarette industry and RJR Tobacco continues to be adversely impacted by decreases in consumption, increases in state excise taxes and governmental regulations and restrictions, such as marketing limitations, product standards and ingredients legislation.

RJR Tobacco’s cigarette brand portfolio strategy is based upon two brand categories: drive and other. The drive brands consist of two premium brands, NEWPORT and CAMEL, and the largest traditional value brand, PALL MALL. Although these three brands are managed for long-term market share and profit growth, NEWPORT and CAMEL will continue to receive the most significant equity support. The other brand category includes the premium brand, CAPRI, and the value brands, DORAL and MISTY, along with other smaller brands, all of which receive limited marketing support and are managed to maximize near-term profitability. The key objectives of the portfolio strategy are designed to focus on the long-term market share growth of the drive brands while managing the other brands for long-term sustainability and profitability. Consistent with that strategy, RJR Tobacco continues to evaluate some of its non-core cigarette styles for potential elimination.

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

RJR Tobacco is committed to building and maintaining a portfolio of profitable brands. RJR Tobacco’s marketing programs are designed to strengthen brand image, build brand awareness and loyalty, and switch adult smokers of competing brands to RJR Tobacco brands. In addition to building strong brand equity, RJR Tobacco’s marketing approach utilizes a retail pricing strategy, including discounting at retail, to defend certain brands’ shares of market against competitive pricing pressure. RJR Tobacco’s competitive pricing methods may include list price changes, discounting programs, such as retail and wholesale buydowns, periodic price reductions, off-invoice price reductions, dollar-off promotions and consumer coupons. Retail buydowns refer to payments made to the retailer to reduce the price that consumers pay at retail. Consumer coupons generally are distributed by a variety of methods.

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

American Snuff

American Snuff offers adult tobacco consumers a range of differentiated smokeless tobacco products, primarily moist snuff. The moist snuff category is divided into premium, price-value and popular-price brands. The highly competitive moist snuff category has developed many of the characteristics of the larger, cigarette market, including multiple pricing tiers, focused marketing programs and significant product innovation.

In contrast to the declining U.S. cigarette market, U.S. moist snuff retail volumes grew approximately 2.5% in 2015. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both.

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

During 2015, RAI announced that certain of its operating companies consolidated manufacturing operations for the VUSE Digital Vapor Cigarette, which should generate manufacturing and cost efficiencies. In addition to in-house production at RJR Tobacco’s manufacturing facility in Tobaccoville, North Carolina, certain production of VUSE cartridges was previously performed for RJR Vapor at a contractor’s facility in Kansas. Effective September 30, 2015, all production of VUSE cartridges occurs at the Tobaccoville facility, pursuant to a services agreement between RJR Tobacco and RJR Vapor.

Niconovum USA, Inc. was in lead markets in Iowa and Nebraska with ZONNIC, a nicotine replacement therapy gum, until September 2014 when it began its national expansion. ZONNIC is now available in many retail outlets across the United States. Niconovum AB is a marketer of nicotine replacement therapy products in Sweden under the ZONNIC brand name.

SFRTI and various foreign subsidiaries affiliated with SFRTI distribute the NATURAL AMERICAN SPIRIT brand outside the United States. On January 13, 2016, RAI, through the Sellers, completed the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with the international companies that distribute and market the brand outside the United States to JTI Holding, a subsidiary of JTI, in an all-cash transaction with a value of approximately $5 billion.

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

RAI financed the cash portion of the Merger Consideration and related fees and expenses with (1) the net proceeds from a public offering of $9 billion aggregate principal amount of newly issued RAI senior notes, (2) the proceeds from the Divestiture, (3) the proceeds from the BAT Share Purchase and (4) available cash. Transaction related costs of $54 million and $38 million, for the years ended December 31, 2015 and 2014, respectively, were included in selling, general and administrative expenses in RAI’s consolidated statements of income.

For additional information on the Merger, Divestiture and BAT Share Purchase, see Item 8, note 2 to consolidated financial statements.

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

Business Combination

RAI accounts for business combination transactions in accordance with the Financial Accounting Standards Board, referred to as FASB, Accounting Standards Codification 805, Business Combinations, referred to as ASC 805. RAI allocates the cost of an acquisition to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. Any excess of the purchase price over the estimated fair value of net assets acquired is recorded as goodwill. Determining the fair value of these items requires management’s judgment and may require utilization of independent valuation experts to assist such valuations. These valuations involve the use of significant estimates and assumptions with respect to the timing and amounts of future cash flows, discount rates, market prices, and asset lives, among other items. The judgments made in the determination of the estimated fair value of the assets acquired and the liabilities assumed as well as the estimated useful life of each asset and the duration of each liability can materially impact the financial statements in periods after the acquisition, such as depreciation, amortization, or in certain situations, impairment charges.

The fair value of acquired intangible assets measured on a nonrecurring basis, was determined based on inputs that are unobservable and significant to the overall fair value measurement. As such, acquired intangible assets are classified as Level 3. RAI engaged the services of a third party valuation expert to assist in determining the fair value of acquired trademarks and customer lists. The acquired trademarks and customer lists were valued utilizing the income approach and were based on a discounted cash flow valuation model. This approach utilized unobservable factors, such as royalty rate, projected revenues and a discount rate applied to the estimated cash flows. The determination of the discount rate was based on a cost of equity model, using a risk-free rate, adjusted by a stock beta-adjusted risk premium and size premium.

The fair value of acquired long-term debt was determined based on significant inputs that are observable either directly or indirectly, and are quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active. As such, acquired long-term debt is classified as Level 2. RAI engaged the services of a financial institution in determining the fair value of acquired long-term debt. The acquired long-term debt was valued utilizing market quotes, credit spreads and discounted cash flows, as appropriate. RAI performed its own independent valuation to assess the reasonableness of that calculated by the financial institution.

As a market participant, RAI determined the fair value of inventories and property, plant and equipment utilizing internal resources and external experts.  The fair value of finished goods inventories was determined using selling price less estimated costs to dispose.  The fair value of other inventories, primarily leaf tobacco acquired, was based on recent costs for similar inventory purchased by RAI and its subsidiaries or historical cost as appropriate.  To fair value property, plant and equipment, which consisted primarily of machinery used in the manufacture of cigarettes, RAI utilized internal engineering resources and external vendor experts familiar with pricing for similar machinery on the secondary market.  The fair value of long-term retirement benefits represents the funded status of the employee benefit plans assumed by RAI in the Merger.  RAI engaged its actuaries to determine the fair value of the projected benefit obligations at the date of the Merger utilizing management’s assumptions and estimates relative to the benefit plans acquired.  For the fair value of benefit plan assets, an independent valuation expert was engaged, in addition to internal treasury resources, to project the fair value of the benefit plan assets at the Merger date.

For further information related to accounting for the Merger and Divestiture, see Item 8, note 2 to consolidated financial statements.

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

Reynolds Defendants have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions.

RAI and its subsidiaries believe that they have valid bases for appeal of adverse verdicts in their pending cases and valid defenses to all actions and intend to defend all actions vigorously. RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against Reynolds Defendants or the loss of any particular claim concerning the use of smokeless tobacco products against American Snuff Co., when viewed on an individual case-by-case basis, is not probable or estimable, except for certain Engle Progeny cases described in “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in Item 8, note 13 to consolidated financial statements.

Litigation is subject to many uncertainties, and it is possible that some of the tobacco-related legal actions, proceedings or claims could ultimately be decided against Reynolds Defendants. Any unfavorable outcome of such actions could have a material adverse effect on the consolidated results of operations, cash flows or financial position of RAI or its subsidiaries.

For further discussion of the litigation and legal proceedings pending against RAI or its affiliates or indemnitees, see Item 8, note 13 to consolidated financial statements.

State Settlement Agreements

RJR Tobacco (itself, and as successor by merger to Lorillard Tobacco) and SFNTC are participants in the MSA, and RJR Tobacco (itself, and as successor by merger to Lorillard Tobacco) is a participant in the other state settlement agreements. Their obligations and the related expense charges under these agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share, operating profit and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges to RJR Tobacco and SFNTC under these agreements is recorded in cost of products sold as the products are shipped. Included in these adjustments is an NPM Adjustment that potentially reduces the annual payment obligation of RJR Tobacco, SFNTC and other PMs. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated. American Snuff Co. is not a participant in the State Settlement Agreements. For information related to historical and expected settlement expenses and payments under the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements — Enforcement and Validity; Adjustments” in Item 8, note 13 to consolidated financial statements.

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

Actuarial gains or losses are changes in the amount of either the benefit obligation or the fair value of plan assets resulting from experience different from that assumed or from changes in assumptions. Actuarial gains and losses are immediately recognized in the operating results in the year in which they occur, to the extent the gains and losses are in excess of 10% of the greater of the fair value of plan assets or benefit obligations, referred to as the corridor. Actuarial gains and losses outside the corridor are recognized annually as of December 31, or when a plan is remeasured during an interim period, and are recorded as a mark-to-market adjustment, referred to as an MTM adjustment. Additionally, for the purpose of calculating the expected return on plan assets, RAI uses the actual fair value of plan assets.

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

Assumed discount rate and asset return are the most critical assumptions and their respective sensitivity to change can have a significant effect on the amounts reported for the benefit plans. A one-percentage point change in the assumed discount rate for the pension plans and other postretirement plans would have had the following effects, excluding any potential MTM adjustments:

	1-Percentage Point Increase		1-Percentage Point Decrease
	Pension Plans	Postretirement Plans	Pension Plans	Postretirement Plans
Effect on 2015 net periodic benefit cost	$25	$5	$(35)	$(7)
Effect on December 31, 2015, projected benefit obligation and accumulated postretirement benefit obligation	(678)	(108)	826	129

A one-percentage point change in assumed asset return would have had the following effects:

	1-Percentage Point Increase		1-Percentage Point Decrease
	Pension Plans	Postretirement Plans	Pension Plans	Postretirement Plans
Effect on 2015 net periodic benefit cost	$(55)	$(2)	$55	$2

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

The methodology used to determine the fair value of trademarks includes assumptions with inherent uncertainty, including projected sales volumes and related projected revenues, long-term growth rates, royalty rates that a market participant might assume and judgments regarding the factors to develop an applied discount rate. The carrying value of intangible assets is at risk of impairment if future projected revenues or long-term growth rates are lower than those currently projected, or if factors used in the development of a discount rate result in the application of a higher discount rate. The aggregate fair value of RAI’s operating units’ trademarks and other intangible assets at December 31, 2015, was substantially in excess of their aggregate carrying value. However, at December 31, 2015, as a result of the Merger, the individual fair values of four trademarks were less than 15% in excess of their respective carrying values. The aggregate carrying value of these four trademarks was $27.2 billion at December 31, 2015.

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

For information on assets and liabilities recorded at fair value, see Item 8, notes 3, 12 and 16 to consolidated financial statements.

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

The financial statements reflect management’s best estimate of RAI’s current and deferred tax liabilities and assets. Future events, including, but not limited to, additional resolutions with taxing authorities, could have an impact on RAI’s current estimate of tax liabilities, realization of tax assets and effective income tax rate. For additional information on income taxes, see Item 8, note 10 to consolidated financial statements.

Recently Issued Accounting Pronouncements

For information relating to recently issued accounting guidance, see Item 8, note 1 to consolidated financial statements.

Results of Operations

The results of operations below reflect the Merger and Divestiture that occurred on June 12, 2015.  As a result, for 2015, RJR Tobacco’s net sales and operating income include results of operations for the WINSTON, KOOL and SALEM brands only for the period of January 1, 2015 through June 11, 2015, and include results of operations for the NEWPORT, KENT, OLD GOLD and TRUE brands since the date of acquisition.

	For the Twelve Months Ended December 31,
	2015	2014	% Change		2013	% Change
Net sales: (1)
RJR Tobacco	$8,634	$6,767	27.6%		$6,728	0.6%
Santa Fe	818	658	24.3%		572	15.0%
American Snuff	855	783	9.2%		745	5.1%
All Other	368	263	39.9%		191	37.7%
Net sales	10,675	8,471	26.0%		8,236	2.9%
Cost of products sold (1)(2)	4,688	4,058	15.5%		3,678	10.3%
Selling, general and administrative expenses	2,098	1,871	12.1%		1,389	34.7%
Gain on Divestiture	(3,181)	—	NM	(3)	—	—
Amortization expense	18	11	63.6%		5	NM	(3)
Asset impairment and exit charges	99	—	NM	(3)	—	—
Trademark and other intangible asset impairment charges	—	—	NM	(3)	32	NM	(3)
Operating income (loss):
RJR Tobacco	3,359	2,173	54.6%		2,587	(16.0)%
Santa Fe	449	337	33.2%		280	20.4%
American Snuff	502	438	14.6%		420	4.3%
All Other	(265)	(234)	13.2%		(70)	NM	(3)
Gain on Divestiture	3,181	—	NM	(3)	—	—
Corporate expense	(273)	(183)	49.2%		(85)	NM	(3)
Operating income	$6,953	$2,531	NM	(3)	$3,132	(19.2)%

(1)	Excludes excise taxes of:

	2015	2014	2013
RJR Tobacco	$3,590	$3,068	$3,231
Santa Fe	254	211	193
American Snuff	54	53	52
All Other	311	293	254
	$4,209	$3,625	$3,730

(2)	See below for further information related to State Settlement Agreements, federal tobacco buyout and FDA user fees included in cost of products sold.
(3)	Percentage change not meaningful.

In the following discussion, the amounts presented in the operating companies’ shipment volume and share tables are rounded on an individual basis and, accordingly, may not sum in the aggregate. Percentages are calculated on unrounded numbers.

2015 Compared with 2014

RJR Tobacco

Net Sales

Domestic cigarette shipment volume, in billions of units, for RJR Tobacco and the industry, was as follows:

	For the Twelve Months Ended December 31,
	2015	2014	% Change
RJR Tobacco:
Drive brands:
NEWPORT	18.9	—	NM (2)
CAMEL	20.8	20.9	(0.5)%
PALL MALL	19.9	20.6	(3.4)%
	59.5	41.5	43.5%
Other brands	11.8	19.5	(39.4)%
Total RJR Tobacco domestic cigarette shipment volume	71.3	61.0	17.0%
Total premium	47.0	35.6	32.1%
Total value	24.3	25.4	(4.1)%
Premium/total mix	65.9%	58.4%
Industry (1):
Premium	190.3	189.1	0.7%
Value	74.0	75.5	(2.1)%
Total industry domestic cigarette shipment volume	264.3	264.6	(0.1)%
Premium/total mix	72.0%	71.5%

(1)	Based on information from MSAi.
(2)	Percentage of change not meaningful.

RJR Tobacco’s net sales are dependent upon its cigarette shipment volume in a declining market, premium versus value-brand mix and list pricing, offset by promotional spending, trade incentives and federal and state excise taxes.

RJR Tobacco’s net sales for the year ended December 31, 2015, increased from the year ended December 31, 2014, primarily due to higher volume and favorable product mix of $1,614 million and higher net pricing of $238 million.

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

The shares of RJR Tobacco’s cigarette brands as a percentage of total share of U.S. cigarette STR data, based on data information submitted by wholesale locations and processed and managed by MSAi(1), were as follows:

	For the Twelve Months Ended December 31,
	2015	2014	Share Point Change
Drive brands:
NEWPORT	13.4%	12.9%	0.4
CAMEL	8.2%	8.2%	—
PALL MALL	7.8%	8.1%	(0.3)
Total drive brands	29.4%	29.2%	0.2
Other brands	2.6%	2.9%	(0.3)
Total RJR Tobacco domestic cigarette retail share of market	32.0%	32.1%	(0.1)

(1)

During 2015, RJR Tobacco began reporting market share information based on STR data, instead of information based on a sampling of retail cigarette sales, referred to as retail scan data. Management believes that STR data more accurately reflects marketplace performance across all channels of trade. All share information has been restated to reflect STR data. You should not rely on the STR data reported by MSAi as being a precise measurement of actual market share as the shipments to retail outlets do not reflect actual consumer sales and do not track all volume and trade channels. Accordingly, the STR data for RJR Tobacco and its brands may overstate or understate their actual market share. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

The retail share of market of NEWPORT, at 13.4 share points, was up 0.4 share points compared with the prior-year period in the highly competitive U.S. cigarette category. NEWPORT’s cigarette market share continued to be favorably impacted by its strength in the menthol category, as well as its continued momentum in the non-menthol category.

The retail share of market of CAMEL, at 8.2 share points, was flat compared with the prior-year period in the highly competitive U.S. cigarette category. CAMEL’s cigarette market share continued to be favorably impacted by its innovative capsule technology offered in CAMEL Crush and CAMEL Crush menthol styles. CAMEL Crush styles provide adult smokers the choice of switching from non-menthol to menthol. CAMEL Crush menthol styles allow adult smokers to choose the level of menthol flavor on demand. CAMEL SNUS, a smoke-free tobacco product, continues to lead the U.S. snus category with a market share of approximately 80%.

PALL MALL, a product that offers a high quality, longer-lasting cigarette at a value price, continues to attract interest from adult tobacco consumers. PALL MALL’s 2015 market share of 7.8% was down 0.3 share points compared with the prior year period due to continued competitive pressure.

The combined share of market of RJR Tobacco’s drive brands during 2015 was up slightly compared with 2014 and the 2015 market share of other brands was down slightly compared with 2014, consistent with its strategy of focusing on drive brands. RJR Tobacco’s total cigarette market share was down slightly from the prior year.

Operating Income

RJR Tobacco’s operating income for the year ended December 31, 2015, increased from the year ended December 31, 2014, primarily due to higher cigarette pricing, favorable product mix, the expiration of the federal tobacco quota buyout and the lower impact of the MTM adjustment, partially offset by expense associated with the Engle Progeny litigation, and inventory valuation and other costs associated with the Merger. The MTM adjustment in 2015 was $229 million, primarily as a result of pension asset returns that were less than expected returns and was partially offset by an increase in the discount rate. The MTM adjustment in 2014 was $422 million, which primarily resulted from the adoption of new mortality assumptions.

RJR Tobacco’s expense under the State Settlement Agreements, FDA user fees and federal tobacco quota buyout, included in cost of products sold, are detailed in the schedule below:

	For the Twelve Months Ended December 31,
	2015	2014
State Settlement Agreements	$2,254	$1,808
FDA user fees	162	125
Federal tobacco quota buyout	—	151

Expenses under the State Settlement Agreements are expected to be approximately $2.7 billion in 2016, subject to adjustment for changes in volume and other factors. Pursuant to the Term Sheet, RJR Tobacco will receive credits with respect to its NPM Adjustment claims for the period from 2003 through 2012. These credits will be applied against annual payments under the MSA over a five-year period, which commenced with the April 2013 MSA payment.

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

As a result of meeting the performance requirements associated with the Term Sheet, RJR Tobacco recognized credits of $279 million and $307 million for the years ended December 31, 2015 and 2014, respectively. RJR Tobacco expects to recognize additional credits through 2017.

On September 11, 2013, the Arbitration Panel ruled six states had not diligently enforced their qualifying statutes in 2003 related to the NPM Adjustment. Based on the status of the various challenges filed by the non-diligent states to certain rulings of the Arbitration Panel related to the 2003 NPM Adjustment claim, as of December 31, 2015, three of the non-diligent states are no longer challenging the findings of non-diligence entered against them by the Arbitration Panel. As a result, a certain portion of the NPM Adjustment claim for 2003 from these three states is now certain and can be estimated. Consequently, RJR Tobacco recognized $93 million as a reduction of cost of products sold for the year ended December 31, 2015.

On October 20, 2015, RJR Tobacco and certain other PMs entered into the NY Settlement Agreement to settle certain claims related to the MSA NPM Adjustment. The NY Settlement Agreement resolves NPM Adjustment claims related to payment years from 2004 through 2014 and puts in place a new method to determine future adjustments from 2015 forward as to New York. RJR Tobacco will receive credits, currently estimated to total approximately $285 million, plus interest, with respect to its NPM Adjustment claims for the period 2004 through 2014. These credits will be applied against annual payments under the MSA over a four-year period, commencing with the annual MSA payment due in April 2016. As a result of the NY Settlement Agreement, expenses for the MSA were reduced by $14 million for the year ended December 31, 2015, recognizing the credit that reduces the April 2016 MSA payment. RJR Tobacco will recognize the additional credits in 2016 through 2018, subject to meeting various performance obligations associated with the NY Settlement Agreement.

For additional information, see “— Cost of Products Sold” in Item 8, note 1 and “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements — Enforcement and Validity; Adjustments” in Item 8, note 13 to consolidated financial statements.

Expenses for FDA user fees are expected to be approximately $180 million to $190 million in 2016. For additional information, see “— Governmental Activity” below.

Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. For the years ended December 31, 2015 and 2014, RJR Tobacco’s product liability defense costs were $198 million and $180 million, respectively.

“Product liability” cases generally include the following types of smoking and health related cases:

•	Individual Smoking and Health;
•	West Virginia IPIC;
•	Engle Progeny;

•	Broin II;
•	Class Actions;
•	Filter Cases; and
•	Health-Care Cost Recovery Claims.

“Product liability defense costs” include the following items:

•	direct and indirect compensation, fees and related costs and expenses for internal legal and related administrative staff administering the defense of product liability claims;
•	fees and cost reimbursements paid to outside attorneys;
•	direct and indirect payments to third party vendors for litigation support activities; and
•	expert witness costs and fees.

Numerous factors affect product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial, that is, with active discovery and motions practice. See “— Litigation Affecting the Cigarette Industry — Overview — Introduction” in Item 8, note 13 to consolidated financial statements for detailed information regarding the number and type of cases pending, and “— Litigation Affecting the Cigarette Industry — Overview — Scheduled Trials” in Item 8, note 13 to consolidated financial statements for detailed information regarding the number and nature of cases in trial and scheduled for trial through December 31, 2016.

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

Santa Fe

Net Sales

Domestic cigarette shipment volume, in billions of units, for Santa Fe was as follows:

	For the Twelve Months Ended December 31,
	2015	2014	% Change
NATURAL AMERICAN SPIRIT	4.8	3.9	21.4%

Santa Fe’s net sales for the year ended December 31, 2015, increased over 2014 primarily due to higher volume and higher net pricing. Expansion of the distribution network and sales force have contributed to greater awareness of the NATURAL AMERICAN SPIRIT brand and increased interest of adult tobacco consumers.

The shares of Santa Fe’s NATURAL AMERICAN SPIRIT as a percentage of total share of U.S. cigarette STR data according to MSAi(1) were as follows:

	For the Twelve Months Ended December 31,
	2015	2014	Share Point Change
NATURAL AMERICAN SPIRIT	1.9%	1.5%	0.3

(1)

During 2015, Santa Fe began reporting market share information based on STR data, instead of information based on a sampling of retail scan data. Management believes that STR data more accurately reflects marketplace performance across all channels of trade. All share information has been restated to reflect STR data. You should not rely on the STR data reported by MSAi as being a precise measurement of actual market share as the shipments to retail outlets do not reflect actual consumer sales and do not track all volume and trade channels. Accordingly, the STR data for Santa Fe’s NATURAL AMERICAN SPIRIT brand may overstate or understate the actual market share. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

Natural American Spirit, the fastest growing U.S. cigarette brand, grew 0.3 share points in 2015 in the highly competitive domestic cigarette market. The Natural American Spirit brand, which is not discounted, resonates with adult tobacco consumers who want a premium, whole-leaf tobacco blend cigarette without additives.

Operating Income

Santa Fe’s operating income for the year ended December 31, 2015, increased as compared with the prior-year period primarily due to higher volume and net pricing.

Santa Fe’s expense under the MSA, FDA user fees and federal tobacco quota buyout, included in cost of products sold, are detailed in the schedule below:

	For the Twelve Months Ended December 31,
	2015	2014
MSA	$140	$108
FDA user fees	10	8
Federal tobacco quota buyout	—	10

Expenses under the MSA are expected to be approximately $150 million to $180 million in 2016, subject to adjustment for changes in volume and other factors. Pursuant to the Term Sheet, SFNTC will receive credits with respect to its NPM Adjustment claims for the period from 2003 to 2012. These credits will be applied against annual payments under the MSA over a four-year period, which commenced with the April 2013 payment.

In June 2014, two additional states agreed to settle the NPM Adjustment disputes on similar terms as set forth in the Term Sheet, except for certain provisions related to the determination of credits to be received by the PMs. SFNTC will receive credits, estimated to be $1 million with respect to these two states. The credits related to these two states will be applied against annual payments under the MSA over a four-year period, which effectively commenced with the April 2014 MSA payment.

As a result of meeting the performance requirements associated with the Term Sheet, Santa Fe recognized credits of $3 million and $4 million for the years ended December 31, 2015 and 2014, respectively. Santa Fe expects to recognize additional credits through 2016.

On October 20, 2015, SFNTC and certain other PMs entered into the NY Settlement Agreement with the State of New York to settle certain claims related to the MSA NPM Adjustment. The NY Settlement Agreement resolves NPM Adjustment claims related to payment years from 2004 through 2014 and puts in place a new method to determine future adjustments from 2015 forward as to New York. SFNTC will receive credits, currently estimated to total approximately $5 million, plus interest, with respect to its NPM Adjustment claims for the period 2004 through 2014. These credits will be applied against annual payments under the MSA over a four-year period, commencing with the annual MSA payment due in April 2016. As a result of the NY Settlement Agreement, expenses for the MSA were reduced by $1 million for the year ended December 31, 2015, recognizing the credit that reduces the April 2016 MSA payment. SFTNC will recognize the additional credits in 2016 through 2018, subject to meeting various performance obligations associated with the NY Settlement Agreement.

For additional information, see “— Cost of Products Sold” in Item 8, note 1 and “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements — Enforcement and Validity; Adjustments” in Item 8, note 13 to consolidated financial statements.

American Snuff

Net Sales

The moist snuff shipment volume, in millions of cans, for American Snuff was as follows:

	For the Twelve Months Ended December 31,
	2015	2014	% Change
GRIZZLY	454.4	433.8	4.7%
Other	44.7	44.9	(0.4)%
Total American Snuff moist snuff shipment volume	499.1	478.6	4.3%

American Snuff’s net sales for the year ended December 31, 2015, increased compared with the prior-year period primarily due to higher net pricing and moist snuff volume.

Moist snuff has been the key driver to American Snuff’s overall growth and profitability within the U.S. smokeless tobacco market. Moist snuff accounted for approximately 90% of American Snuff’s revenue in 2015 and approximately 89% in 2014. U.S. moist snuff industry retail shipment volume grew by approximately 2.5% in 2015 compared with 2014.

The shares of American Snuff’s moist snuff brands as a percentage of total share of U.S. moist snuff STR data according to MSAi(1) were as follows:

	For the Twelve Months Ended December 31,
	2015	2014	Share Point Change
GRIZZLY	30.7%	30.0%	0.8
Other	2.8%	2.9%	(0.1)
Total American Snuff moist snuff retail share of market	33.5%	32.9%	0.6

(1)

During 2015, American Snuff began reporting market share information based on STR data, instead of information based on a sampling of retail scan data. Management believes that STR data more accurately reflects marketplace performance across all channels of trade. All share information has been restated to reflect STR data. You should not rely on the STR data reported by MSAi as being a precise measurement of actual market share as the shipments to retail outlets do not reflect actual consumer sales and do not track all volume and trade channels. Accordingly, the STR data for American Snuff and its brands may overstate or understate their actual market share.

GRIZZLY, the leading U.S. moist snuff brand, grew 0.8 share points in 2015 despite significant competitive activity. GRIZZLY’s increase in full-year shipment volume was driven by growth in the wintergreen styles and pouch offerings. To enhance GRIZZLY’s range of product offerings and extend its market-leading position in wintergreen, the brand expanded distribution of GRIZZLY Dark Wintergreen in early 2015. This style offers a differentiated wintergreen flavor, one that is darker and richer, to GRIZZLY.

Operating Income

American Snuff’s operating income for the year ended December 31, 2015, increased compared with the prior-year period primarily due to higher net pricing and moist snuff volume.

All Other

RJR Vapor is the manufacturer and marketer of VUSE Digital Vapor Cigarette. The national expansion of VUSE began in 2014, and was completed in early 2015. VUSE is now the top-selling vapor product in convenience/gas stores, and its innovative digital technology is designed to deliver a consistent flavor and vapor experience.

During 2015, RAI announced that certain of its operating companies consolidated manufacturing operations for the VUSE Digital Vapor Cigarette, which should generate manufacturing and cost efficiencies. In addition to in-house production at RJR Tobacco’s manufacturing facility in Tobaccoville, North Carolina, certain production of VUSE cartridges was previously performed for RJR Vapor at a contractor’s facility in Kansas. Effective September 30, 2015, all production of VUSE cartridges occurs at the

Tobaccoville facility, pursuant to a services agreement between RJR Tobacco and RJR Vapor. As a result of this consolidation, pre-tax asset impairment and exit charges of $99 million were recorded in the All Other segment in the third quarter of 2015.

Niconovum USA, Inc. was in lead markets in Iowa and Nebraska with ZONNIC, a nicotine replacement therapy gum, until September 2014, when it began its national expansion. ZONNIC is now available in many retail outlets across the United States. Niconovum AB is a marketer of nicotine replacement therapy products in Sweden under the ZONNIC brand name.

SFRTI and various foreign subsidiaries affiliated with SFRTI distribute the NATURAL AMERICAN SPIRIT brand outside the United States. On January 13, 2016, RAI, through the Sellers, completed the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with the international companies that distribute and market the brand outside the United States to JTI Holding, a subsidiary of JTI, in an all-cash transaction with a value of approximately $5 billion.

Gain on Divestiture

The gain is a result of the Divestiture of WINSTON, KOOL and SALEM, previously owned by RAI subsidiaries, as well as the cigarette brand MAVERICK and the “e-vapor” brand blu (including SKYCIG), previously owned by Lorillard subsidiaries, and other assets and certain liabilities. For additional information on the Divestiture, see Item 8, note 2 to consolidated financial statements.

Corporate Expense

Corporate operating costs and expenses increased for the year ended December 31, 2015, compared with 2014, primarily due to costs associated with the Merger and Divestiture.

RAI Consolidated

Interest and debt expense for the year ended December 31, 2015, increased $284 million compared with the prior period. The change is primarily due to costs associated with the notes, issued to fund part of the Merger Consideration, and the Lorillard Tobacco notes, assumed in connection with the Merger, as well as amortization of the fees incurred for the bridge credit agreement, referred to as the Bridge Facility, that was not used to finance any part of the Merger Consideration. By its terms, the Bridge Facility terminated on June 12, 2015, and all associated fees were fully amortized as of June 30, 2015.

Provision for income taxes reflected an effective rate of 49.0%, for the year ended December 31, 2015, compared with an effective rate of 36.1%, for the year ended December 31, 2014. The effective tax rate for 2015 was unfavorably impacted by an increase tax attributable to nondeductible acquisition costs, nondeductible goodwill in the amount of $1,849 million associated with the Divestiture and an increase in uncertain tax positions, offset by a decrease in tax attributable to the release of valuation allowance in the amount of $37 million and a reduction in state income taxes.  The effective tax rate for 2014 was favorably impacted by a decrease in uncertain tax positions related to a federal audit settlement and an increase in the domestic manufacturing deduction, partially offset by an increase in tax attributable to nondeductible acquisition costs.

The effective tax rate for each period differed from the federal statutory rate of 35% due to the domestic manufacturing deduction of the American Jobs Creation Act of 2004, state income taxes and certain nondeductible items.

RAI expects its effective tax rate to be between 37% and 38% in 2016.

Income from discontinued operations, net of tax was $25 million for the year ended December 31, 2014. The audit of the 2010 and 2011 tax years by the Internal Revenue Service was closed on February 27, 2014. A tax benefit of $25 million attributable to a decrease in uncertain tax positions was recorded in discontinued operations.

2014 Compared with 2013

RJR Tobacco

Net Sales

Domestic cigarette shipment volume, in billions of units, for RJR Tobacco and the industry, was as follows:

	For the Twelve Months Ended December 31,
	2014	2013	% Change
RJR Tobacco:
Drive brands (1):
CAMEL	20.9	20.9	0.0%
PALL MALL	20.6	21.3	(3.2)%
	41.5	42.2	(1.6)%
Other brands	19.5	22.0	(11.6)%
Total RJR Tobacco domestic cigarette shipment volume	61.0	64.2	(5.0)%
Total premium	35.6	37.2	(4.3)%
Total value	25.4	27.0	(6.0)%
Premium/total mix	58.4%	58.0%
Industry (2):
Premium	189.1	194.7	(2.9)%
Value	75.5	78.6	(3.9)%
Total industry domestic cigarette shipment volume	264.6	273.3	(3.2)%
Premium/total mix	71.5%	71.2%

(1)	In 2015, the growth brands were recategorized as drive brands.
(2)	Based on information from MSAi.

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

The shares of RJR Tobacco’s cigarette brands as a percentage of total share of U.S. retail cigarette sales, based on data collected by IRI/Capstone, and processed and managed by MSAi(1), were as follows:

	For the Twelve Months Ended December 31,
	2014	2013	Share Point Change
Drive brands (2):
CAMEL	10.2%	9.8%	0.4
PALL MALL	9.4%	9.3%	0.0
Total drive brands	19.6%	19.1%	0.4
Other brands	7.0%	7.5%	(0.5)
Total RJR Tobacco domestic cigarette retail share of market	26.5%	26.6%	(0.1)

(1)

In 2015, at the request of RJR Tobacco, IRI/Capstone revised its sampling model to better reflect the current retail environment. Data provided herein reflects previously published data using IRI/Capstone’s historical methodology.

(2)	In 2015, the growth brands were recategorized as drive brands.

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

The combined share of market of RJR Tobacco’s drive brands during 2014 showed improvement over 2013. RJR Tobacco’s total cigarette market share declined slightly from the prior year, mainly driven by losses on the company’s support and non-support brands, consistent with its strategy of focusing on drive brands.

Operating Income

RJR Tobacco’s operating income for the year ended December 31, 2014, decreased from the year ended December 31, 2013, primarily due to the unfavorable impact of the MTM adjustment of $422 million, which primarily resulted from the adoption of new mortality assumptions.

RJR Tobacco’s expense under the State Settlement Agreements, federal tobacco quota buyout and FDA user fees, included in cost of products sold, are detailed in the schedule below:

	For the Twelve Months Ended December 31,
	2014	2013
State Settlement Agreements	$1,808	$1,724
Federal tobacco quota buyout	151	196
FDA user fees	125	119

Pursuant to the Term Sheet, RJR Tobacco’s MSA expenses were reduced by $34 million and $217 million for the years ended December 31, 2014 and 2013, respectively.  In addition, for the years ended December 31, 2014 and 2013, RJR Tobacco recognized additional credits of $307 million and $261 million, respectively, as a result of meeting the performance requirement.

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

Santa Fe’s net sales for the year ended December 31, 2014, increased over 2013 primarily due to higher volume and higher net pricing.  The brand’s packaging upgrade contributed to increased interest from adult tobacco consumers.

The shares of Santa Fe’s NATURAL AMERICAN SPIRIT as a percentage of total share of U.S. retail cigarette sales according to data from IRI/Capstone(1) were as follows:

	For the Twelve Months Ended December 31,
	2014	2013	Share Point Change
NATURAL AMERICAN SPIRIT	1.6%	1.4%	0.2

(1)

In 2015, at the request of Santa Fe, IRI/Capstone revised its sampling model to better reflect the current retail environment. Data provided herein reflects previously published data using IRI/Capstone’s historical methodology.

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

Pursuant to the Term Sheet, Santa Fe’s expenses for the MSA were reduced by $2 million for the year ended December 31, 2013. In addition, for the years ended December 31, 2014 and 2013, Santa Fe recognized additional credits of $4 million and $3 million, respectively, as a result of meeting the performance requirement.

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

(1)

In 2015, at the request of American Snuff, IRI/Capstone revised its sampling model to better reflect the current retail environment. Data provided herein reflects previously published data using IRI/Capstone’s historical methodology.

GRIZZLY, the leading U.S. moist snuff brand, grew 0.5 share points in 2014. GRIZZLY’s increase in full-year shipment volume was driven by growth in the wintergreen styles and pouch offerings.

Operating Income

American Snuff’s operating income for the year ended December 31, 2014, increased compared with the prior-year period primarily due to higher net pricing and higher moist snuff volume.

Corporate Expense

Corporate operating costs and expenses increased for the year ended December 31, 2014, compared with 2013, primarily due to approximately $38 million of transaction related costs associated with the Merger and Divestiture, and $26 million for the MTM adjustment, which primarily resulted from the adoption of new mortality assumptions.

RAI Consolidated

Interest and debt expense for the year ended December 31, 2014, increased $27 million from the comparable prior year, due to amortization of the fees incurred for the Bridge Facility and other financing costs related to the Merger, which were partially offset by lower average interest rates in 2014.  RAI recognized approximately $39 million for the amortization and fees related to the Bridge Facility for the year ended December 31, 2014.

Other (income) expense, net for the year ended December 31, 2014, decreased $151 million from the comparable prior year, primarily due to a $124 million loss on the early extinguishment of debt in 2013.

Provision for income taxes reflected an effective rate of 36.1%, for the year ended December 31, 2014, compared with an effective rate of 37.3%, for the year ended December 31, 2013. The effective tax rate for the year ended December 31, 2014, was favorably impacted by a decrease in uncertain tax positions related to a federal audit settlement and an increase in the domestic manufacturing deduction of the American Jobs Creation Act of 2004, partially offset by tax attributable to nondeductible costs related to the Merger. The effective tax rate for the year ended December 31, 2013, was unfavorably impacted by an increase in tax attributable to a decrease in the domestic manufacturing deduction. The effective tax rate for each period differed from the federal statutory rate of 35% due to the impact of state taxes and certain nondeductible items, offset by the favorable impact of the domestic manufacturing deduction.

Income from discontinued operations, net of tax was $25 million for the year ended December 31, 2014. The audit of the 2010 and 2011 tax years by the Internal Revenue Service was closed on February 27, 2014. A tax benefit of $25 million attributable to a decrease in uncertain tax positions was recorded in discontinued operations.

Liquidity and Financial Condition

Liquidity

The principal sources of liquidity for RAI’s operating subsidiaries’ businesses and operating needs are internally generated funds from their operations and intercompany loans and advances. The principal sources of liquidity for RAI, in turn, are proceeds from issuances of debt securities and the Credit Agreement described below under “— Borrowing Arrangements,” as well as intercompany dividends and distributions. Cash flows from operating activities are believed to be sufficient for the foreseeable future to enable the operating subsidiaries to meet their obligations under the State Settlement Agreements, to make required debt-service payments, to fund their capital expenditures and to make payments to RAI that, when combined with RAI’s cash balances, proceeds from any financings and loans under the Credit Agreement, will enable RAI to make its required debt-service payments and to pay dividends to its shareholders.

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

RAI’s operating companies monitor the liquidity of key suppliers and customers, and where liquidity concerns are identified, appropriate contingency or response plans are developed. During 2015, no business interruptions occurred due to key supplier liquidity, and no liquidity issues were identified involving significant suppliers or customers.

RAI’s excess cash may be invested in money market funds, commercial paper, corporate debt securities, U.S. treasuries, U.S. and international government agencies and time deposits in major institutions to minimize risk. At present, RAI primarily invests cash in U.S. treasuries, corporate debt securities and U.S. government agencies.

As of December 31, 2015, RAI held investments in auction rate securities and a mortgage-backed security totaling $89 million. Adverse changes in financial markets prior to 2009 caused the auction rate securities and the mortgage-backed security to revalue lower than carrying value and become less liquid. The auction rate securities and mortgage-backed security will not become liquid until a successful auction occurs or a buyer is found. RAI intends, and has the ability, to hold these auction rate securities and the mortgage-backed security for a period of time sufficient to allow for sale, redemption or anticipated recovery in fair value. For additional information on these investments, see Item 8, note 3 to consolidated financial statements.

Contractual obligations of RAI and its subsidiaries as of December 31, 2015, were as follows:

	Payments Due by Period
	Total	Less than 1 Year-2016	1-3 Years 2017-2018	4-5 Years 2019-2020	Thereafter
Long-term notes, exclusive of interest (1)	$17,100	$500	$2,700	$2,750	$11,150
Interest payments related to long-term notes (1)	11,468	836	1,530	1,286	7,816
Operating leases (2)	28	19	5	4	—
Non-qualified pension obligations (3)	111	10	21	22	58
Postretirement benefit obligations (3)	567	81	124	114	248
Qualified pension funding (3)	325	325
Purchase obligations (4)	67	64	3	—	—
Other noncurrent liabilities (5)	39	N/A	16	4	19
State Settlement Agreements’ obligations (6)	15,500	3,100	5,900	6,500
Gross unrecognized income tax benefit (7)	97
FDA user fee (8)	1,165	210	455	500	—
Total cash obligations	$46,467	$5,145	$10,754	$11,180	$19,291

(1)	For more information about RAI’s and RJR Tobacco’s long-term notes, see Item 8, note 12 to consolidated financial statements.
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

(7)

For more information on gross unrecognized income tax benefits, see Item 8, note 10 to consolidated financial statements. Due to inherent uncertainties regarding the timing of payment of these amounts, RAI cannot reasonably estimate the payment period.

(8)

FDA user fee obligation amounts in the aggregate beyond five years are not presented as these are obligations that extend beyond ten years. For more information about FDA user fees, see Item 8, note 13 to consolidated financial statements.

Commitments as of December 31, 2015, were as follows:

	Commitment Expiration Period
	Total	Less than 1 Year
Standby letters of credit backed by revolving credit facility	$8	$8

Borrowing Arrangements

RAI Notes

As of December 31, 2015, the principal amount of RAI’s outstanding notes was $16.7 billion, including the notes issued in the Exchange Offers discussed below, with maturity dates ranging from 2016 to 2045. RAI, at its option, may redeem any or all of its outstanding notes, in whole or in part at any time, subject to the payment of a make-whole premium. RAI’s outstanding notes include $9.0 billion aggregate principal amount of RAI senior notes that were issued on June 12, 2015, to fund part of the cash portion of the Merger Consideration. Interest on the notes is payable semi-annually. At December 31, 2015, RAI had aggregate principal amount of $415 million of current maturities of long-term debt. On February 4, 2016, RAI:

•

launched a tender offer for the maximum amount of certain series of its outstanding debt that it can purchase for up to $2.8 billion in cash (excluding accrued and unpaid interest, and excluding offer related fees and expenses); and

•	called for redemption of $950 million aggregate principal amount of its outstanding notes.

See Item 8, note 22 to consolidated financial statements.

RJR Tobacco Notes

As of December 31, 2015, the principal amount of RJR Tobacco’s outstanding notes was $377 million, with maturity dates ranging from 2016 to 2041. Such notes represent the notes originally issued by Lorillard Tobacco, referred to as the Lorillard Tobacco Notes, as to which RJR Tobacco became the principal obligor in connection with the closing of the Lorillard Tobacco Merger, and which were the subject of the Exchange Offers described below. RAI and RJR are the guarantors of the Lorillard Tobacco Notes. Interest on the notes is payable semi-annually. At December 31, 2015, RJR Tobacco had aggregate principal amount of $85 million of current maturities of long-term debt. Unlike RAI’s outstanding senior notes, the Lorillard Tobacco Notes (with a limited exception for one series) are not redeemable at the option of the issuer prior to maturity.

Exchange Offers

On June 11, 2015, RAI commenced private offers to exchange, referred to as the Exchange Offers, any and all (to the extent held by eligible holders) of the $3.5 billion aggregate principal amount of the then outstanding Lorillard Tobacco Notes for RAI senior notes. RAI completed the Exchange Offers on July 15, 2015. Approximately $3.1 billion, representing 89%, of the Lorillard Tobacco Notes were exchanged for RAI senior notes. RJR Tobacco is the principal obligor of the unexchanged $377 million aggregate principal amount of Lorillard Tobacco Notes.

In the fourth quarter of 2015, RAI conducted registered offers to exchange any and all (to the extent held by eligible holders) of the RAI notes that had been issued in the private Exchange Offers for newly issued RAI notes registered under the Securities Act of 1933. See Item 8, note 12 to consolidated financial statements.

Credit Agreement

On December 18, 2014, RAI entered into a credit agreement, referred to as the Credit Agreement, with a syndicate of lenders, providing for a five-year, $2 billion senior unsecured revolving credit facility, which may be increased to $2.35 billion at the discretion of the lenders upon the request of RAI. This agreement replaced RAI’s four-year, $1.35 billion senior unsecured revolving credit facility dated October 8, 2013. The original maturity date of the Credit Agreement was December 18, 2019. Pursuant to the maturity date extension provision of the Credit Agreement, the requisite lenders agreed, in October 2015 and upon RAI’s request, to extend the maturity date of the Credit Agreement by 12 months, to December 18, 2020. In connection with such extension, a portion ($35 million) of one lender’s commitment under the Credit Agreement was reduced, and reallocated among certain other lenders party to the Credit Agreement. Subject to the terms and conditions stated therein, the maturity date of the Credit Agreement may be extended further, upon the request of RAI and with the consent of the requisite lenders, an additional 12 months to December 18, 2021.

Certain of RAI’s subsidiaries, including its Material Subsidiaries, as such term is defined in the Credit Agreement, have guaranteed, on an unsecured basis, RAI’s obligations under the Credit Agreement. On August 31, 2015, Lorillard Licensing Company LLC (which became an indirect wholly owned subsidiary of RAI as a result of the Merger), referred to as Lorillard Licensing, became a guarantor under the Credit Agreement.

During 2015, RAI borrowed and repaid $1.4 billion under the Credit Agreement at an average interest rate of 1.37% and used the proceeds for general corporate purposes of RAI and its subsidiaries, including making payments under the MSA and dividend payments. As of December 31, 2015, there were no outstanding borrowings and $8 million of letters of credit outstanding under the Credit Agreement.

Lenders and their respective commitments in the Credit Agreement, which are several, not joint, commitments, are listed below:

Lender	Commitment
Citibank, N.A.	$174.375
Credit Suisse AG, Cayman Islands Branch	174.375
Fifth Third Bank	174.375
Goldman Sachs Bank USA	174.375
JP Morgan Chase Bank, N.A.	174.375
Mizuho Bank, Ltd.	174.375
Royal Bank of Canada	174.375
The Bank of Nova Scotia	174.375
PNC Bank, National Association	132.500
Wells Fargo Bank, National Association	132.500
AgFirst Farm Credit Bank	107.500
The Bank of New York Mellon	72.500
United FCS, PCA	60.000
Farm Credit Bank of Texas	50.000
Northern Trust Company	50.000
$2,000.000

See Item 8, note 11 to consolidated financial statements for additional information on the Credit Agreement.

Bridge Facility

On June 12, 2015, the Bridge Facility, in accordance with its terms, terminated.

Other

The lowering of RAI’s credit ratings, or concerns over such a lowering, could have an adverse impact on RAI’s ability to access the debt markets and could increase borrowing costs.

RAI, RJR Tobacco and their affiliates were in compliance with all covenants and restrictions imposed by RAI’s indebtedness and RJR Tobacco’s indebtedness, as the case may be, at December 31, 2015.

On January 13, 2016, RAI, through the Sellers, completed the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with the international companies that distribute and market the brand outside the United States to JTI Holding, a subsidiary of JTI, in an all-cash transaction with a value of approximately $5 billion.

For additional information on the Borrowing Arrangements, Long-Term Debt and Subsequent Events, see Item 8, notes 11, 12, and 22, respectively, to consolidated financial statements.

Stock Split

On July 27, 2015, RAI’s board of directors approved a two-for-one stock split of RAI’s common stock, in the form of a 100 percent stock dividend, which was issued on August 31, 2015, to shareholders of record on August 17, 2015. Shareholders of record received one additional share of RAI common stock for each share owned.

Dividends

RAI’s board of directors declared a quarterly cash dividend of $0.42 per common share, on February 10, 2016. The dividend will be paid on April 1, 2016, to shareholders of record as of March 10, 2016. On an annualized basis, the dividend rate is $1.68 per common share. The dividend reflects RAI’s current policy of paying dividends to the holders of RAI common stock in an aggregate amount that is approximately 75% of RAI’s annual consolidated net income.

Share Repurchases

During 2015, in accordance with the governance agreement, at a cost of $82 million, RAI repurchased 1,820,453 shares of RAI common stock in open-market transactions.

Additionally, during 2015, at a cost of $42 million, RAI purchased 1,111,835 shares of RAI common stock that were forfeited and cancelled with respect to tax liabilities associated with restricted stock units vesting under the Omnibus Plan.

For additional information, see Item 8, note 14 to consolidated financial statements.

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

Capital Expenditures

RAI’s operating subsidiaries recorded cash capital expenditures of $174 million, $204 million and $153 million in 2015, 2014 and 2013, respectively. Of the 2015 amount, $84 million related to RJR Tobacco, $16 million related to Santa Fe and $10 million related to American Snuff. During 2016, capital expenditures, primarily on non-discretionary business requirements, are planned to be $145 million to $155 million for RJR Tobacco, $10 million to $20 million for Santa Fe and $15 million to $25 million for American Snuff. In 2016, RAI’s operating subsidiaries will continue to focus on capital spending related to the Merger. Other significant capital investments include upgrading corporate and manufacturing facilities and information management infrastructure. Capital expenditures are funded primarily by cash flows from operations. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of December 31, 2015.

Retirement Benefits

RAI assesses the asset allocation and investment strategy of its pension plans and phases in appropriate changes to balance funded status, interest rate risk and asset returns. These changes will reduce the pension fund’s exposure to equities and increase exposure to fixed income. As a result of changes to the asset allocation and investment strategy, RAI’s expected long-term return on pension assets, referred to as the ELTRA, was 6.83% in 2015, 7.13% in 2014 and will be 6.82% in 2016. Asset performance, changes in assumptions and the discount rate may impact the funded status of RAI’s pension plans.

RAI contributed $18 million to the pension plans in 2015. During 2016, RAI expects to contribute $335 million to its pension plans, of which $325 million was contributed in January 2016. During 2016, RAI expects payments related to its postretirement plans to be approximately $81 million.

Income Taxes

At December 31, 2015, RAI had a net deferred tax liability of $9.2 billion.

In 2011, a $33 million valuation allowance was established to fully offset a deferred tax asset related to the federal capital loss carryforward. In 2014 and 2013, the valuation allowance was increased by $1 million and $3 million, respectively to $37 million at December 31, 2014, to fully offset a deferred tax asset related to capital losses resulting from the termination of investments. In 2015, the valuation allowance was decreased by $37 million related to the utilization of the federal capital loss carryforwards and increased by $8 million to fully offset the deferred tax assets related to RAI’s Puerto Rico subsidiaries.  RAI believes it unlikely that the deferred tax assets attributable to its Puerto Rico subsidiaries will be realized through the expected generation of future taxable income. No valuation allowance was established on other deferred tax assets at December 31, 2015 and 2014, as RAI believes it is more likely than not that all of such deferred tax assets will be realized through the generation of future taxable income.

On December 19, 2014, the Tax Increase Prevention Act of 2014, referred to as the TIPA, was signed into law. The TIPA retroactively reinstated and extended the Federal Research and Development Tax Credit from January 1, 2014 to December 31, 2014. The impact of the TIPA did not significantly impact RAI’s annual effective income tax rate in 2014.

On December 18, 2015, the Protecting Americans from Tax Hikes (PATH) Act, was signed into law. The PATH Act extends the research credit permanently, retroactive to January 1, 2015. The PATH Act did not significantly impact RAI’s annual effective income tax rate in 2015.

Litigation and Settlements

As discussed in Item 8, note 13 to consolidated financial statements, various legal proceedings or claims, including litigation claiming cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, and seeking damages in amounts ranging into the hundreds of millions or even billions of dollars, are pending or may be instituted against Reynolds Defendants. Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of December 31, 2015, RJR Tobacco had paid approximately $130 million since January 1, 2013, related to unfavorable smoking and health litigation judgments.
In particular, in Engle v. R. J. Reynolds Tobacco Co., the Florida Supreme Court issued a ruling in 2006 that, while determining that the case could not proceed further as a class action, permitted members of the Engle class to file individual claims, including claims for punitive damages, through January 11, 2008. RJR Tobacco refers to these cases as the Engle Progeny cases. As of December 31, 2015, RJR Tobacco has been served in 3,111 of these cases on behalf of approximately 4,046 plaintiffs. The Engle Progeny cases have resulted and will continue to result in increased litigation and trial activity and increased product liability defense costs. Outstanding jury verdicts in favor of the Engle Progeny plaintiffs have been entered against RJR Tobacco in the amount of $184.2 million in compensatory damages (as adjusted) and in the amount of $191.1 million in punitive damages, for a total of $375.3 million. All of these verdicts are in various stages in the appellate process. RAI’s consolidated balance sheet as of December 31, 2015 contains accruals for the following Engle Progeny cases: Hiott, Starr-Blundell, Clayton, Ward, Hallgren, Cohen, Sikes, Thibault, Buonomo, Taylor and Ballard. For a more complete description of the Engle Progeny cases, see “— Litigation Affecting the Cigarette Industry — Overview” and “— Engle and Engle Progeny Cases” in Item 8, note 13 to consolidated financial statements.

As of December 31, 2015, an accrual of $20 million is included in the consolidated balance sheet for estimated costs of the corrective communications in connection with the U.S. Department of Justice case. For additional information, see “— Health-Care Cost Recovery Cases — U.S. Department of Justice Case” in Item 8, note 13 to consolidated financial statements.

RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against Reynolds Defendants, or the loss of any particular claim concerning the use of smokeless tobacco products against American Snuff Co., when viewed on an individual case-by-case basis, is not probable or estimable except for the Engle Progeny cases noted above, as described in “— Litigation Affecting the Cigarette Industry — Overview” in Item 8, note 13 to consolidated financial statements. RAI and its subsidiaries believe that they have valid bases for appeal of adverse verdicts in their pending cases and believe they have valid defenses to all actions and intend to defend all actions vigorously. Nonetheless, the possibility of material losses related to tobacco litigation is more than remote. Litigation is subject to many uncertainties, and generally it is not possible to predict the outcome of the litigation pending against Reynolds Defendants, or to reasonably estimate the amount or range of any possible loss. Moreover, notwithstanding the quality of defenses available to it and its affiliates in tobacco-related litigation matters, it is possible that RAI’s consolidated results of operations, cash flows or financial position could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters or difficulties in obtaining the bonds required to stay execution of judgments on appeal.

In 1998, RJR Tobacco, Lorillard Tobacco, B&W, SFNTC and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. The State Settlement Agreements impose a perpetual stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and place significant restrictions on their ability to market and sell cigarettes in the future. For more information related to historical and expected settlement expenses and payments under the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” in Item 8, note 13 to consolidated financial statements. The State Settlement Agreements have materially adversely affected RJR Tobacco’s shipment volumes. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial position of RAI and RJR Tobacco in future periods. The degree of the adverse impact will depend, among other things, on the rate of decline in U.S. cigarette sales in the premium and value categories, RJR Tobacco’s share of the domestic premium and value cigarette categories, and the effect of any resulting cost advantage of manufacturers not subject to the State Settlement Agreements.

RJR Tobacco and Lorillard Tobacco disputed a total of $5.6 billion and $1.2 billion, respectively, with respect to the NPM Adjustment, for the years 2003 through 2014.

In 2012, RJR Tobacco, Lorillard Tobacco, certain other PMs, including SFNTC, and certain settling states entered into a Term Sheet that sets forth the terms on which accrued and potential NPM Adjustment claims for 2003 through 2012 could be resolved. The Term Sheet also sets forth a restructured NPM Adjustment process to be applied on a going-forward basis, starting with the 2013 volume year.

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

On September 11, 2013, the Arbitration Panel ruled six states had not diligently enforced their qualifying statutes in 2003 related to the NPM Adjustment. Based on the status of the various challenges filed by the non-diligent states to certain rulings of the Arbitration Panel related to the 2003 NPM Adjustment claim, as of December 31, 2015, three of the non-diligent states are no longer challenging the findings of non-diligence entered against them by the Arbitration Panel. As a result, a certain portion of the NPM Adjustment claim for 2003 from these three states is now certain and can be estimated. Consequently, RJR Tobacco recognized $93 million as a reduction of cost of products sold for the year end December 31, 2015.

On October 20, 2015, RJR Tobacco and certain other PMs, including SFNTC, entered into the NY Settlement Agreement with the State of New York to settle certain claims related to the MSA NPM Adjustment. The NY Settlement Agreement resolves NPM Adjustment claims related to payment years from 2004 through 2014 and puts in place a new method to determine future adjustments from 2015 forward as to New York only. RJR Tobacco and SFNTC, collectively, will receive credits, currently estimated to total approximately $290 million, plus interest, with respect to their NPM Adjustment claims for the period 2004 through 2014. These credits will be applied against annual payments under the MSA over a four-year period, commencing with the annual MSA payment due in April 2016. As a result of the NY Settlement Agreement, expenses for the MSA were reduced $15 million for the year ended December 31, 2015, recognizing the credit that reduces the April 2016 MSA payment. RJR Tobacco and SFNTC will recognize the additional credits in 2016 through 2018, subject to meeting various performance obligations associated with the NY Settlement Agreement.

For additional information related to this litigation and its potential resolution, see “— Cost of Products Sold” in Item 8, note 1 and “— Litigation Affecting the Cigarette Industry — State Settlement Agreements —Enforcement and Validity; Adjustments”, in Item 8, note 13 to consolidated financial statements.

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

Together with substantial increases in state and federal taxes on tobacco products, and the granting to the FDA of broad authority over the manufacture, sale, marketing and packaging of tobacco products, these developments have had and will likely continue to have an adverse effect on the sale of tobacco products. Products that are alternatives to traditional tobacco products also have become subject to increasing regulation. For example, in addition to the anticipated regulation by the FDA of e-cigarettes, as described below, various states have adopted, or are considering adoption of taxes on e-cigarettes, restrictions on the promotion and distribution of e-cigarettes, and tamper resistant and child resistant packaging requirements for e-cigarettes.

Cigarettes and other tobacco products are subject to substantial taxes in the United States. As a result of a 2009 federal law which increased taxes on cigarettes and other tobacco products:

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

The 2009 federal excise tax increase on tobacco products increased taxes on ready-made cigarettes, such as those made by RJR Tobacco and SFNTC, at a much higher rate than taxes on loose tobacco. As a result of that tax disparity, the number of retailers selling loose tobacco and operating roll-your-own machines, allowing consumers to convert the loose tobacco into finished cigarettes, greatly increased following the 2009 federal tax hike on tobacco products. On July 6, 2012, President Obama signed into law a provision classifying retailers which operate roll-your-own machines as cigarette manufacturers, and thus requiring those retailers to pay the same tax rate as other cigarette manufacturers. As of December 31, 2015, 26 states also had passed legislation classifying retailers operating roll-your-own machines as cigarette manufacturers.

All states and the District of Columbia currently impose cigarette excise taxes at levels ranging from $0.17 per pack in Missouri to $4.35 per pack in New York. As of December 31, 2015, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $1.34, compared with the 12-month rolling average of $1.29 as of December 31, 2014. Certain city and county governments, such as New York, Philadelphia and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions. During 2015, 26 states proposed legislation to increase cigarette excise taxes, with legislation being enacted in eight states and failing in 18 states.

Six states now require NPMs to pay a fee on each pack of cigarettes sold in their respective states, ranging from $0.25 per pack in Alaska to $0.55 per pack in Texas.

The Texas NPM fee has been challenged by a coalition of small tobacco manufacturers. This group asserts that the Texas fee violates the Texas Constitution’s “Equal and Uniform” Clause, as well as the Equal Protection and Due Process Clauses of the U.S. Constitution. On November 15, 2013, a state trial court in Texas declared the NPM fee unconstitutional and enjoined the state from “assessing, collecting, and enforcing” the fee. The State of Texas appealed the court’s order. In doing so, enforcement of the trial court’s order, including the injunction, is suspended. The coalition filed a motion for a “hardship exemption” from payment of the fee during the pendency of the state’s appeal. The coalition’s motion was denied on February 12, 2014, with the trial court concluding that it lacked jurisdiction to consider the motion on the merits in light of the state’s appeal of the court’s earlier ruling. Oral argument on the state’s appeal took place before the Court of Appeals for the Third District on July 16, 2014. On August 15, 2014, the three-judge panel unanimously affirmed the ruling. The State of Texas filed its petition for review with the Texas Supreme Court on October 29, 2014. On December 5, 2014, the Texas Supreme Court requested the coalition of small manufacturers to file a response to the petition for review. The response was filed on February 4, 2015. On March 13, 2015, the Texas Supreme Court requested full merits briefing on the appeal. Oral argument occurred on December 8, 2015. A decision is pending.

Forty-nine states and the District of Columbia also subject smokeless tobacco products to excise taxes. The Commonwealth of Pennsylvania considered such a tax during its 2015 legislative session, but no decision was reached. The Commonwealth of Pennsylvania is considering adoption of such a tax during 2016. As of December 31, 2015:

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

During 2015, 22 states and the District of Columbia proposed legislation to increase excise taxes on smokeless tobacco products, with legislation being enacted in one state, and failing in 21 states and the District of Columbia.

As of December 31, 2015, three states and the District of Columbia imposed a tax on vapor products, such as e-cigarettes, as follows: Minnesota, which taxes vapor products at the same rate as it taxes smokeless tobacco products; Louisiana and North Carolina, which tax vapor products at the rate of $0.05 per fluid milliliter; and the District of Columbia, which taxes vapor products on an ad valorem basis at a 70% rate. Further, during 2015, 29 states proposed taxes on vapor products, including, in some cases, implementing a tax on a per fluid milliliter basis, taxing vapor products on the same basis as “other tobacco products” and, in other cases, taxing vapor products at a rate equivalent to cigarette excise taxes. During 2015, such legislation failed in 27 of those states, and the remaining two states adopted taxes on vapor products: Louisiana, as noted above; and Kansas (which will tax such products at a rate of $0.20 per fluid milliliter, effective July 1, 2016).

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

In 2009, President Obama signed into law the Family Smoking Prevention and Tobacco Control Act, which grants the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products. Pursuant to the FDA Tobacco Act:

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

•	as described in greater detail below, new or modified products introduced in the market after February 15, 2007, are subject to certain FDA clearance requirements;
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

Going forward, various provisions under the FDA Tobacco Act and regulations to be issued under the FDA Tobacco Act will become effective and will:

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

In 2009, a “Center for Tobacco Products”, referred to as the CTP, was established within the FDA, funded through quarterly user fees that will be assessed against tobacco product manufacturers and importers based on market share. The total amount of user fees to be collected over the first ten years will be approximately $5.4 billion.

Within the CTP, a Tobacco Products Scientific Advisory Committee, referred to as the TPSAC, was established on March 22, 2010, to provide advice, information and recommendations with respect to the safety, dependence or health issues related to tobacco products. The TPSAC is scheduled to meet periodically to address matters brought to it by the Center as well as those required of it by the FDA Tobacco Act, including:

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

On February 25, 2011, RJR Tobacco, Lorillard, Inc. and Lorillard Tobacco Company jointly filed in the U.S. District Court for the District of Columbia a lawsuit, Lorillard, Inc. v. U.S. Food and Drug Administration, challenging the composition of the TPSAC. For additional information concerning this case, see “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments — FDA Litigation” in Item 8, note 13 to consolidated financial statements.

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

The proposed deeming regulation was open for public comment from all interested parties through August 8, 2014. RAI’s operating companies submitted comments on the proposed rule. The FDA will evaluate all comments it has received from the various stakeholders in preparation for issuance of a final rule, expected in 2016.

On August 27, 2015, the FDA sent a warning letter to SFNTC claiming that SFNTC’s use of the terms “Natural” and “Additive Free” in the product labeling and advertising for Natural American Spirit cigarettes violates the Modified Risk Tobacco Products provision of the FDA Tobacco Act. On September 18, 2015, SFNTC provided a written response to the FDA, explaining why it believes its use of these terms does not violate the FDA Tobacco Act. SFNTC has not modified the product labeling or advertising for its Natural American Spirit cigarettes since the receipt of the FDA’s warning letter. If SFNTC ultimately is required by the FDA to delete, or substantially modify, the terms “Natural” and/or “Additive Free” appearing on the labeling and/or advertising of its Natural American Spirit cigarettes, that could have an adverse effect on the sale of such cigarettes and, as a result, on the results of operations, cash flows and financial position of RAI and its subsidiaries. Further, if the FDA determines that the use of those terms violates the FDA Tobacco Act, the FDA could take a variety of enforcement actions against SFNTC.

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

On September 30, 2015, RJR Tobacco, American Snuff Co., SFNTC, and other tobacco companies jointly filed a lawsuit in the U.S. District Court for the District of Columbia challenging the FDA’s September 8, 2015 “guidance” document regarding demonstrating substantial equivalence of a new tobacco product. For additional information concerning this case, see “—Litigation Affecting the Cigarette Industry – Other Litigation and Developments – FDA Developments” in note 13 to consolidated financial statements.

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

In July 2007, the State of Maine became the first state to enact a statute that prohibits the sale of cigarettes and cigars that have a characterizing flavor. The legislation defines characterizing flavor as “a distinguishable taste or aroma that is imparted to tobacco or tobacco smoke either prior to or during consumption, other than a taste or aroma from tobacco, menthol, clove, coffee, nuts or peppers.” As of December 31, 2015, New Jersey was the only other state that had adopted a statute banning the sale of cigarettes containing certain characterizing flavors; the New Jersey statute exempts menthol from the prohibition. Since Maine’s adoption of such legislation, numerous counties and municipalities have adopted laws prohibiting or restricting the sale of certain tobacco products containing “characterizing flavors.” The scope of these laws varies from jurisdiction to jurisdiction; for example, some, but not all, of these laws exempt menthol from the definition of a “characterizing flavor,” and certain laws apply to tobacco products other than cigarettes. The “characterizing flavor” ordinances in New York City, and Providence, Rhode Island were each challenged on the grounds, among others, that the FDA Tobacco Act preempts such local laws. The U.S. Courts of Appeals for the Second Circuit and First Circuit have held that the FDA Tobacco Act does not preempt the New York City and Providence, Rhode Island ordinances, respectively.

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

RJR Tobacco expects to benefit from certain state legislative activity aimed at leveling the playing field between PMs under the MSA and “nonparticipating manufacturers” under the MSA, referred to as NPMs. Forty-six states have passed legislation to ensure NPMs are making required escrow payments. Under this legislation, a state would only permit distribution of brands by manufacturers who are deemed by the states to be MSA-compliant or that are making required escrow payments. Failure to make escrow payments could result in the loss of an NPM’s ability to sell tobacco products in a respective state.

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

Forty-two states by statute or court rule have limited, in at least some circumstances, the amount of the bond required to stay execution of an adverse judgment pending an appeal in state court. The limitation on the amount of such bonds ranges generally from $1 million to $150 million. In five other states and Puerto Rico, the filing of a notice of appeal automatically stays the judgment of the trial court.

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

The FDA Tobacco Act could result in a decrease in cigarette, smokeless tobacco product and e-cigarette sales in the United States, including sales of RJR Tobacco’s, American Snuff Co.’s, SFNTC’s and RJR Vapor’s brands, that, together with increased costs incurred by RAI’s operating companies arising from the FDA Tobacco Act, could have a material adverse effect on RAI’s financial condition, results of operations and cash flows. It is not possible to determine what additional federal, state or local legislation or regulations relating to smoking or cigarettes will be enacted or to predict the effect of new legislation or regulations on RJR Tobacco, SFNTC or the cigarette industry in general, but any new legislation or regulations could have an adverse effect on RJR Tobacco, SFNTC or the cigarette industry in general. Similarly, it is not possible to determine what additional federal, state or local legislation or regulations relating to smokeless tobacco products or e-cigarettes will be enacted or to predict the effect of new regulations on American Snuff Co. or smokeless tobacco products in general, or on RJR Vapor or e-cigarettes in general, as the case may be, but any new legislation or regulations could have an adverse effect on American Snuff Co. or smokeless tobacco products in general, or on RJR Vapor or e-cigarettes in general, as the case may be.

Other Contingencies

For information relating to other contingencies of RAI, RJR, RJR Tobacco, Lorillard Tobacco, American Snuff Co., SFNTC and RJR Vapor, see “— Other Contingencies” in Item 8, note 13 to consolidated financial statements.

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

•	the possibility that the FDA will require the reduction of nicotine levels or the reduction or elimination of other constituents in cigarettes;
•

the adverse effects (including decreased sales and recall costs) arising from an order of the CTP (1) finding that a provisional product sold by an RAI operating subsidiary is not substantially equivalent to a predicate product, and (2) as a result, requiring that the provisional product be removed from the market;

•	the possibility that the CTP fails to grant a marketing order allowing an RAI operating subsidiary to launch a new tobacco product or modify an existing product;
•

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

•

the continuing decline in volume in the U.S. cigarette industry and RAI’s and its subsidiaries’ dependence on the U.S. cigarette industry and premium and super-premium brands, a dependence that will increase as a result of the sale of the non-U.S. operations of RAI’s subsidiaries’ Natural American Spirit brand to JTI Holding;

•	concentration of a material amount of sales with a limited number of customers and potential loss of these customers;
•	competition from other manufacturers, including those resulting from industry consolidations or any new entrants in the marketplace;
•	increased promotional activities by competitors, including manufacturers of deep-discount cigarette brands;
•	the success or failure of new product innovations, including the Digital Vapor Cigarette, VUSE;

•	the success or failure of acquisitions or dispositions, which RAI or its subsidiaries may engage in from time to time, including the Merger and Divestiture;
•	the responsiveness of both the trade and consumers to new products, marketing strategies and promotional programs;
•	the reliance on outside suppliers to manage certain non-core business processes;
•	the reliance on a limited number of suppliers for certain raw materials;
•	the cost of tobacco leaf, and other raw materials and commodities used in products;
•	the passage of new federal or state legislation or regulations;
•	the effect of market conditions on interest rate risk, foreign currency exchange rate risk and the return on corporate cash, or adverse changes in liquidity in the financial markets;
•	the impairment of goodwill and other intangible assets, including trademarks;
•

the effect of market conditions on the performance of pension assets or any adverse effects of any new legislation or regulations changing pension and postretirement benefits accounting or required pension funding levels;

•	the substantial amount of RAI debt, including the additional debt incurred and assumed in connection with the Merger;
•	the possibility of decreases in the credit ratings assigned to RAI, and to the senior unsecured long-term debt of RAI;
•	the possibility of changes in RAI’s historical dividend policy;
•	the restrictive covenants imposed under RAI’s debt agreements;
•

the possibility of natural or man-made disasters or other disruptions, including disruptions in information technology systems or security breaches, that may adversely affect manufacturing or other operations and other facilities or data;

•	the loss of key personnel or difficulties recruiting and retaining qualified personnel;
•	the inability to adequately protect intellectual property rights;
•	the significant ownership interest in RAI of BAT and its subsidiaries, collectively RAI’s largest beneficial owner, and their rights under the governance agreement among the companies;
•	the potential consequences due to the expiration of the standstill provisions of the governance agreement, and the expiration of RAI’s shareholder rights plan, on July 30, 2014;
•	a termination of the governance agreement or certain of its provisions in accordance with its terms, including the limitations on B&W’s representation on the RAI board of directors and its committees;
•	the potential for increased competition between RAI and BAT and their respective subsidiaries due to the expiration of the non-competition agreement between RAI and BAT on July 30, 2014;
•

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

•

additional risks, contingencies and uncertainties associated with the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks that could have an adverse effect on the results of operations, cash flows and financial position of RAI and its subsidiaries, including:

o

the effect of restrictions placed on RAI’s and its subsidiaries’ business activities, including RAI’s agreement not to, and agreement to cause its controlled affiliates not to, engage in the business of producing, selling, distributing and developing natural, organic and additive-free combustible tobacco cigarettes and roll-your-own or make-your-own tobacco products outside of the United States for a period of five years after the closing; and

o	the obligation, of SFNTC and certain other RAI subsidiaries, to indemnify JTI Holding for specified matters and to retain certain liabilities related to the acquired business.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the consolidated results of operations, cash flows and financial position due to adverse changes in financial market prices and rates. RAI and its subsidiaries are exposed to interest rate risk directly related to their normal investing and funding activities. In addition, RAI and its subsidiaries have immaterial exposure to foreign currency exchange rate risk related primarily to purchases and foreign operations denominated in euros, British pounds, Swiss francs, Swedish krona, Chinese renminbi, Japanese yen and Canadian dollar. RAI and its subsidiaries have established policies and procedures to manage their exposure to market risks.

The table below provides information, as of December 31, 2015, about RAI’s financial instruments that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates for the years ending December 31(1):

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value(1)
Investments:
Variable Rate	$2,464	$72	$—	$—	$—	$—	$2,536	$2,536
Average Interest Rate	0.1%	2.6%	—	—	—	—	0.1%	—
Fixed-Rate	$149	$—	$—	$—	$—	$7	$156	$156
Average interest rate (2)	0.7%	—	—	—	—	4.7%	1.2%	—
Debt:
Variable-Rate (3)	$—	$—	$—	$750	$—	$—	$750	$883
Average Interest Rate	—	—	—	5.0%	—	—	5.0%	—
Fixed-Rate	$500	$1,200	$1,500	$—	$2,000	$11,150	$16,350	$17,284
Average Interest Rate (2)	3.5%	4.9%	3.2%	—	4.6%	5.0%	4.6%	—

(1)	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted fair values.
(2)	Based upon coupon interest rates for fixed-rate instruments.
(3)	Fixed to floating rate swaps acquired in the Merger.

RAI’s exposure to foreign currency transactions was not material to results of operations for the year ended December 31, 2015. RAI currently has no hedges for its exposure to foreign currency.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Reynolds American Inc.:

We have audited the accompanying consolidated balance sheets of Reynolds American Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reynolds American Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Reynolds American Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 11, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Greensboro, North Carolina

February 11, 2016

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

Management conducted an evaluation of the effectiveness of RAI’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that RAI’s system of internal control over financial reporting was effective as of December 31, 2015.

KPMG LLP, independent registered public accounting firm, has audited RAI’s consolidated financial statements and issued an attestation report on RAI’s internal control over financial reporting as of December 31, 2015.

Dated: February 11, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Reynolds American Inc.:

We have audited Reynolds American Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Reynolds American Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Reynolds American Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Reynolds American Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 11, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Greensboro, North Carolina

February 11, 2016

REYNOLDS AMERICAN INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions, Except Per Share Amounts)

	For the Years Ended December 31,
	2015	2014	2013
Net sales (1)	$10,416	$8,160	$7,899
Net sales, related party	259	311	337
Net sales	10,675	8,471	8,236
Costs and expenses:
Cost of products sold (1)	4,688	4,058	3,678
Selling, general and administrative expenses	2,098	1,871	1,389
Gain on Divestiture	(3,181)	—	—
Amortization expense	18	11	5
Asset impairment and exit charges	99	—	—
Trademark and other intangible asset impairment charges	—	—	32
Operating income	6,953	2,531	3,132
Interest and debt expense	570	286	259
Interest income	(6)	(3)	(5)
Other (income) expense, net	5	(14)	137
Income from continuing operations before income taxes	6,384	2,262	2,741
Provision for income taxes	3,131	817	1,023
Income from continuing operations	3,253	1,445	1,718
Income from discontinued operations, net of tax	—	25	—
Net income	$3,253	$1,470	$1,718
Basic income per share:
Income from continuing operations	$2.57	$1.36	$1.58
Income from discontinued operations	—	0.02	—
Net income	$2.57	$1.38	$1.58
Diluted income per share:
Income from continuing operations	$2.57	$1.35	$1.57
Income from discontinued operations	—	0.02	—
Net income	$2.57	$1.37	$1.57
Dividends declared per share	$1.39	$1.34	$1.24

(1)	Excludes excise taxes of $4,209 million, $3,625 million and $3,730 million for the years ended December 31, 2015, 2014 and 2013, respectively.

See Notes to Consolidated Financial Statements

REYNOLDS AMERICAN INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Millions)

	For the Years Ended December 31,
	2015	2014	2013
Net income	$3,253	$1,470	$1,718
Other comprehensive income (loss), net of tax:
Retirement benefits, net of tax expense (benefit) (2015 — $32; 2014 — $(178); 2013 — $160)	50	(277)	248
Unrealized gain on long-term investments, net of tax expense (2014 — $1; 2013 — $3)	—	2	5
Amortization of realized loss on hedging instruments, net of tax expense (2015 — $1; 2014 — $1; 2013 — $1)	1	1	1
Cumulative translation adjustment and other, net of tax (benefit) expense (2015 — $(12); 2014 — $(15); 2013 — $12)	(25)	(34)	1
Comprehensive income	$3,279	$1,162	$1,973

See Notes to Consolidated Financial Statements

REYNOLDS AMERICAN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	For the Years Ended December 31,
	2015	2014	2013
Cash flows from (used in) operating activities:
Net income	$3,253	$1,470	$1,718
Income from discontinued operations, net of tax	—	(25)	—
Adjustments to reconcile to net cash flows from (used in) operating activities:
Gain on Divestiture	(3,181)	—	—
Asset impairment and exit charges, net of cash payments	94
Depreciation and amortization	122	106	103
Trademark and other intangible asset impairment charges	—	—	32
Loss on early extinguishment of debt	—	—	124
Deferred income tax expense (benefit)	(659)	(180)	312
Other changes that provided (used) cash:
Accounts and other receivables	86	(3)	(18)
Inventories	31	(154)	(143)
Related party, net	14	—	10
Accounts payable	32	(43)	(2)
Accrued liabilities, including income taxes and other working capital	(242)	30	78
Tobacco settlement	239	92	(763)
Pension and postretirement	91	317	(185)
Other, net	316	13	42
Net cash flows from operating activities	196	1,623	1,308
Cash flows from (used in) investing activities:
Capital expenditures	(174)	(204)	(153)
Proceeds from settlement of short-term investments	265	—	—
Proceeds from settlement of long-term investments	67	4	6
Acquisition, net of cash acquired	(17,220)	—	—
Proceeds from Divestiture	7,056	—	—
Proceeds from termination of joint venture	—	35	31
Other, net	1	(40)	3
Net cash flows used in investing activities	(10,005)	(205)	(113)
Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,583)	(1,411)	(1,335)
Repurchase of common stock	(124)	(440)	(775)
Proceeds from BAT Share Purchase	4,673	—	—
Proceeds from issuance of long-term debt, net of discounts	8,975	—	1,097
Debt issuance costs and financing fees	(70)	(79)	(18)
Principal borrowings under revolving credit facility	1,400	1,000	—
Repayments under revolving credit facility	(1,400)	(1,000)	—
Repayments of long-term debt	(450)	—	(1,035)
Principal borrowings under term-loan credit facility	—	—	500
Repayments under term-loan credit facility	—	—	(500)
Make-whole premium for early extinguishment of debt	—	—	(155)
Excess tax benefit on stock-based compensation plans	17	12	14
Net cash flows from (used in) financing activities	11,438	(1,918)	(2,207)
Effect of exchange rate changes on cash and cash equivalents	(28)	(34)	10
Net change in cash and cash equivalents	1,601	(534)	(1,002)
Cash and cash equivalents at beginning of year	966	1,500	2,502
Cash and cash equivalents at end of year	$2,567	$966	$1,500
Income taxes paid, net of refunds	$3,744	$974	$713
Interest paid	$510	$252	$267
Fair value of equity consideration issued in the Merger	$7,555	$—	$—

See Notes to Consolidated Financial Statements

REYNOLDS AMERICAN INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$2,567	$966
Short-term investments	149	—
Accounts receivable	68	116
Accounts receivable, related party	38	41
Other receivables	35	12
Inventories	1,734	1,281
Deferred income taxes, net	1,032	703
Other current assets	564	204
Total current assets	6,187	3,323
Property, plant and equipment, at cost:
Land and land improvements	94	93
Buildings and leasehold improvements	727	729
Machinery and equipment	1,967	1,925
Construction-in-process	110	83
Total property, plant and equipment	2,898	2,830
Accumulated depreciation	(1,643)	(1,627)
Property, plant and equipment, net	1,255	1,203
Trademarks and other intangible assets, net of accumulated amortization	29,467	2,421
Goodwill	15,993	8,016
Other assets and deferred charges	322	233
	$53,224	$15,196
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$179	$142
Tobacco settlement accruals	2,816	1,819
Due to related party	9	1
Deferred revenue, related party	33	32
Current maturities of long-term debt	506	450
Dividends payable on common stock	514	356
Other current liabilities	1,234	744
Total current liabilities	5,291	3,544
Long-term debt (less current maturities)	16,941	4,633
Deferred income taxes, net	10,236	383
Long-term retirement benefits (less current portion)	2,265	1,997
Other noncurrent liabilities	239	117
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2015 — 1,427,341,341; 2014 — 1,062,567,026)	—	—
Paid-in capital	18,402	6,200
Retained earnings (accumulated deficit)	188	(1,314)
Accumulated other comprehensive loss	(338)	(364)
Total shareholders’ equity	18,252	4,522
	$53,224	$15,196

See Notes to Consolidated Financial Statements

REYNOLDS AMERICAN INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in Millions, Except Per Share Amounts)

	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2012	$—	$7,275	$(1,707)	$(311)	$5,257
Net income	—	—	1,718	—	1,718
Retirement benefits, net of $160 tax expense	—	—	—	248	248
Unrealized gain on long-term investments, net of $3 tax expense	—	—	—	5	5
Amortization of realized loss on hedging instruments, net of $1 tax expense	—	—	—	1	1
Cumulative translation adjustment and other, net of $12 tax expense	—	—	—	1	1
Dividends — $1.24 per share	—	—	(1,359)	—	(1,359)
Common stock repurchased	—	(775)	—	—	(775)
Equity incentive award plan and stock-based compensation	—	57	—	—	57
Excess tax benefit on stock-based compensation plans	—	14	—	—	14
Balance at December 31, 2013	—	6,571	(1,348)	(56)	5,167
Net income	—	—	1,470	—	1,470
Retirement benefits, net of $178 tax benefit	—	—	—	(277)	(277)
Unrealized gain on long-term investments, net of $1 tax expense	—	—	—	2	2
Amortization of realized loss on hedging instruments, net of $1 tax expense	—	—	—	1	1
Cumulative translation adjustment and other, net of $15 tax benefit	—	—	—	(34)	(34)
Dividends — $1.34 per share	—	—	(1,436)	—	(1,436)
Common stock repurchased	—	(440)	—	—	(440)
Equity incentive award plan and stock-based compensation	—	57	—	—	57
Excess tax benefit on stock-based compensation plans	—	12	—	—	12
Balance at December 31, 2014	—	6,200	(1,314)	(364)	4,522
Net income	—	—	3,253	—	3,253
Retirement benefits, net of $32 tax expense	—	—	—	50	50
Amortization of realized loss on hedging instruments, net of $1 tax expense	—	—	—	1	1
Cumulative translation adjustment and other, net of $12 tax benefit	—	—	—	(25)	(25)
Dividends — $1.39 per share	—	—	(1,751)	—	(1,751)
Issuance of additional shares as Merger Consideration	—	7,555	—	—	7,555
Issuance of additional shares for BAT Share Purchase	—	4,673	—	—	4,673
Common stock repurchased	—	(124)	—	—	(124)
Equity incentive award plan and stock-based compensation	—	81	—	—	81
Excess tax benefit on stock-based compensation plans	—	17	—	—	17
Balance at December 31, 2015	$—	$18,402	$188	$(338)	$18,252

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and Summary of Significant Accounting Policies

Overview

The consolidated financial statements include the accounts of Reynolds American Inc., referred to as RAI, and its wholly owned subsidiaries. RAI’s wholly owned operating subsidiaries include R. J. Reynolds Tobacco Company; Santa Fe Natural Tobacco Company, Inc., referred to as SFNTC; American Snuff Company, LLC, referred to as American Snuff Co.; R. J. Reynolds Vapor Company, referred to as RJR Vapor; Niconovum USA, Inc.; Niconovum AB; and until their sale on January 13, 2016, as described below, SFR Tobacco International GmbH, referred to as SFRTI, and various foreign subsidiaries affiliated with SFRTI.

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

In addition, on June 12, 2015, shortly after the completion of the Merger, Lorillard Tobacco Company, LLC, a wholly owned subsidiary of Lorillard, referred to as Lorillard Tobacco, merged with and into RJR Tobacco, with RJR Tobacco continuing as the surviving entity, referred to as the Lorillard Tobacco Merger. The statements of financial position and results of operations contained in the consolidated financial statements reflect the results of the Merger and Divestiture and related transactions. For additional information on the Merger and Divestiture, and related transactions see note 2 to consolidated financial statements.

On January 13, 2016, RAI, through various subsidiaries, referred to as the Sellers, completed the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with the international companies that distribute and market the brand outside the United States to JT International Holding BV, referred to as JTI Holding, a subsidiary of Japan Tobacco Inc., referred to as JTI, in an all-cash transaction with a value of approximately $5 billion.

The purchase agreement, dated as of September 28, 2015, between the Sellers and JTI Holding, referred to as the 2015 Purchase Agreement, contains customary representations, warranties and covenants made by the Sellers and JTI Holding, and, for certain provisions, RAI and JTI, and contains indemnification provisions, subject to customary limitations, with respect to these and other matters, including potential litigation relation to specified claims. The 2015 Purchase Agreement also contains a guarantee of Sellers’ obligations by RAI, and a guarantee of JTI Holding’s obligations by JTI. Further, in the 2015 Purchase Agreement, RAI has agreed not to, and agreed to cause its controlled affiliates not to, engage in the business of producing, selling, distributing and developing natural, organic and additive-free combustible tobacco cigarettes and roll-your-own or make-your-own tobacco products outside of the United States, and JTI has agreed not to, and agreed to cause its controlled affiliates not to, engage in the conduct of such business in the United States, in each case, for five years following the closing of the transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The transaction does not include the rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks in the U.S. market, U.S. duty-free locations, and U.S. territories or in U.S. military outlets, all of which have been retained by SFNTC. With this transaction completed, the international rights to nearly all of RAI’s operating companies’ cigarette trademarks are now owned by international tobacco companies. For additional information on the transaction, see note 4 and note 22 to consolidated financial statements.

RAI’s reportable operating segments are RJR Tobacco, Santa Fe and American Snuff. The RJR Tobacco segment consists principally of the primary operations of R. J. Reynolds Tobacco Company. The Santa Fe segment consists of the domestic operations of SFNTC. The American Snuff segment consists of the primary operations of American Snuff Co. Included in All Other, among other RAI subsidiaries, are RJR Vapor, Niconovum USA, Inc., Niconovum AB, and until their sale on January 13, 2016, as described above, SFRTI, and various foreign subsidiaries affiliated with SFRTI. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.

RAI’s operating subsidiaries primarily conduct their business in the United States.

Basis of Presentation

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, referred to as GAAP, requires estimates and assumptions to be made that affect the reported amounts in the consolidated financial statements and accompanying notes. Volatile credit and equity markets, changes to regulatory and legal environments, and consumer spending may affect the uncertainty inherent in such estimates and assumptions. Actual results could materially differ from those estimates. All material intercompany balances have been eliminated.

Certain reclassifications were made to conform prior years’ financial statements to the current presentation. Certain amounts presented in note 13 are rounded in the aggregate and may not sum from the individually presented components. All dollar amounts, other than per share amounts, are presented in millions, except for amounts set forth in note 13 and as otherwise noted.

Business Combination

RAI accounts for business combination transactions in accordance with the Financial Accounting Standards Board, referred to as FASB, Accounting Standards Codification 805, Business Combinations, referred to as ASC 805. RAI allocates the cost of an acquisition to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. Any excess of the purchase price over the estimated fair value of net assets acquired is recorded as goodwill. Determining the fair value of these items requires management’s judgment and may require utilization of independent valuation experts to assist with such valuations. These valuations involve the use of significant estimates and assumptions with respect to the timing and amounts of future cash flows, discount rates, market prices, and asset lives, among other items. The judgments made in the determination of the estimated fair value of the assets acquired and the liabilities assumed as well as the estimated useful life of each asset and the duration of each liability can materially impact the financial statements in periods after the acquisition, such as depreciation, amortization, or in certain situations, impairment charges.

The fair value of acquired intangible assets measured on a nonrecurring basis, was determined based on inputs that are unobservable and significant to the overall fair value measurement. As such, acquired intangible assets are classified as Level 3. RAI engaged the services of a third party valuation expert to assist in determining the fair value of acquired trademarks and customer lists. The acquired trademarks and customer lists were valued utilizing the income approach and were based on a discounted cash flow valuation model. This approach utilized unobservable factors, such as royalty rate, projected revenues and a discount rate, applied to the estimated cash flows. The determination of the discount rate was based on a cost of equity model, using a risk-free rate, adjusted by a stock beta-adjusted risk premium and size premium.

The fair value of acquired long-term debt was determined based on significant inputs that are observable either directly or indirectly, and are quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active. As such, acquired long-term debt is classified as Level 2. RAI engaged the services of a financial institution in determining the fair value of acquired long-term debt. The acquired long-term debt was valued utilizing market quotes, credit spreads and discounted cash flows, as appropriate. RAI performed its own independent valuation to assess the reasonableness of that calculated by the financial institution.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

As a market participant, RAI determined the fair value of inventories and property, plant and equipment utilizing internal resources and external experts.  The fair value of finished goods inventories was determined using selling price less estimated costs to dispose.  The fair value of other inventories, primarily leaf tobacco acquired, was based on recent costs for similar inventory purchased by RAI and its subsidiaries or historical cost as appropriate.  To fair value property, plant and equipment, which consisted primarily of machinery used in the manufacture of cigarettes, RAI utilized internal engineering resources and external vendor experts familiar with pricing for similar machinery on the secondary market.  The fair value of long-term retirement benefits represents the funded status of the employee benefit plans assumed by RAI in the Merger.  RAI engaged its actuaries to determine the fair value of the projected benefit obligations at the date of the Merger utilizing management’s assumptions and estimates relative to the benefit plans acquired.  For the fair value of benefit plan assets, an independent valuation expert was engaged, in addition to internal treasury resources, to project the fair value of the benefit plan assets at the Merger date.

For further information related to accounting for the Merger and Divestiture, see note 2 to consolidated financial statements.

Stock Split

On July 27, 2015, RAI’s board of directors approved a two-for-one stock split of RAI’s common stock, in the form of a 100 percent stock dividend, which was issued on August 31, 2015, to shareholders of record on August 17, 2015. Shareholders of record received one additional share of RAI common stock for each share owned. All current and prior period share and per share amounts have been adjusted to reflect this stock split, unless otherwise noted.

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

Investments

RAI’s financial assets other than cash equivalents are classified as available-for-sale and are carried at fair value. RAI reviews its investments on a quarterly basis to determine if it is probable that RAI will realize some portion of the unrealized loss and to determine the classification of the impairment as temporary or other-than-temporary. For those investments which RAI does not intend to sell and for which it is more likely than not that RAI will not be required to sell prior to recovery, RAI recognizes the credit loss component of an other-than-temporary impairment of its debt securities in earnings and the noncredit component in accumulated other comprehensive loss. All losses deemed to be other than temporarily impaired are recorded in earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

RAI evaluates its investments for possible impairment based on current economic conditions, credit loss experience and other criteria. The evaluation of investments for impairment requires significant judgments, including:

•	the identification of potentially impaired securities;
•	the determination of their estimated fair value;
•	the assessment of whether any decline in estimated fair value is other-than-temporary; and
•	the likelihood of selling before recovery.

Inventories

Inventories are stated at the lower of cost or market. The cost of tobacco inventories is determined principally under the last-in, first-out, or LIFO, method and is calculated at the end of each year. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead and full absorption of fixed manufacturing overhead. Stocks of tobacco, which have an operating cycle that exceeds 12 months due to aging requirements, are classified as current assets, consistent with recognized industry practice. The remaining inventories not valued under LIFO are valued under the first-in, first-out method.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Useful lives range from 20 to 50 years for buildings and improvements, and from 3 to 30 years for machinery and equipment. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized in operating income. Depreciation expense was $104 million, $95 million and $98 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Software Costs

Computer software and software development costs incurred in connection with developing or obtaining computer software for internal use that has an extended useful life are capitalized. These costs are amortized over their estimated useful life, which is typically five years or less. The following is a summary of balances and expenses for software costs as of and for the years ended December 31:

Balances:

	2015	2014
Unamortized software costs balance	$37	$41
Software costs — capitalized or included in construction-in-process	13	5

Expenses:

	2015	2014	2013
Software amortization expense	$17	$15	$17

Intangible Assets

Intangible assets include goodwill, trademarks and other intangible assets and are capitalized when acquired. The determination of fair value involves considerable estimates and judgment. In particular, the fair value of a reporting unit involves, among other things, developing forecasts of future cash flows, determining an appropriate discount rate, and when goodwill impairment is implied, determining the fair value of individual assets and liabilities, including unrecorded intangibles. Although RAI believes it has based its

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

impairment testing and impairment charges of its intangibles on reasonable estimates and assumptions, the use of different estimates and assumptions could result in materially different results. If the current legal and regulatory environment, business or competitive climate worsens, or RAI’s operating companies’ strategic initiatives adversely affect their financial performance, the fair value of goodwill, trademarks and other intangible assets could be impaired in future periods. Goodwill, trademarks and other intangible assets with indefinite lives are not amortized, but are tested for impairment annually, in the fourth quarter, and more frequently if events and circumstances indicate that the asset might be impaired.

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

RAI formally assesses at inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item, and formally designates as a hedge those derivatives that qualify for hedge accounting. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, RAI will discontinue hedge accounting prospectively. Any unrecognized gain or loss will be deferred and recognized into earnings as the formerly hedged item is recognized in earnings. At December 31, 2015 and 2014, RAI had no derivative instruments. At December 31, 2015, RJR Tobacco had derivative instruments consisting of the interest rate swap agreements assumed in connection with the Merger.

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

Cost of Products Sold

RJR Tobacco (itself, and as successor by merger to Lorillard Tobacco) and SFNTC are participants in the Master Settlement Agreement, referred to as the MSA, and RJR Tobacco (itself, and as successor by merger to Lorillard Tobacco) is a participant in the other state settlement agreements with the States of Mississippi, Florida, Texas and Minnesota, which together with the MSA are collectively referred to as the State Settlement Agreements. RJR Tobacco’s and SFNTC’s obligations and the related expense charges under these agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share, operating profit and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges to RJR Tobacco and SFNTC under these agreements is recorded in cost of products sold as the products are shipped. Included in these adjustments is the MSA non-participating manufacturer adjustment, referred to as the NPM Adjustment, that potentially reduces the annual payment obligation of RJR Tobacco, SFNTC and other participating manufacturers, referred to as the PMs. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated. American Snuff Co. is not a participant in the State Settlement Agreements.

Cost of products sold includes the expenses for the State Settlement Agreements; the user fees charged by the U.S. Food and Drug Administration, referred to as the FDA; and the federal tobacco quota buyout that expired in 2014. These expenses were as follows for the years ended December 31:

	2015	2014	2013
State Settlement Agreements	$2,403	$1,917	$1,819
FDA user fees	174	135	127
Federal tobacco quota buyout	—	163	209

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

In 2012, RJR Tobacco, Lorillard Tobacco and certain other PMs, including SFNTC, entered into a term sheet, referred to as the Term Sheet, with 17 states, the District of Columbia and Puerto Rico to settle certain claims related to the NPM Adjustment. The Term Sheet resolves claims related to volume years from 2003 through 2012 and puts in place a revised method to determine future adjustments from 2013 forward as to jurisdictions that join the agreement. On March 12, 2013, a single, nationwide arbitration panel of three former federal judges, referred to as the Arbitration Panel, hearing the dispute related to the 2003 NPM Adjustment (and related matters) issued an order, referred to as the Order, authorizing the implementation of the Term Sheet. In addition, after the Order, one additional state signed the Term Sheet on April 12, 2013; and, two additional states signed the Term Sheet on May 24, 2013. The Term Sheet is binding on all signatories.

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

In June 2014, two additional states agreed to settle the NPM Adjustment disputes on similar terms as set forth in the Term Sheet, except for certain provisions related to the determination of credits to be received by the PMs. RJR Tobacco and SFNTC, collectively, will receive credits, currently estimated to total approximately $170 million, with respect to their NPM Adjustment claims from 2003 through 2012. The credits related to these two states will be applied against annual payments under the MSA over a five-year period effectively beginning with the April 2014 MSA payment. As a result, expenses for the MSA were reduced by $34 million for the year ended December 31, 2014. As a result of the Lorillard Tobacco Merger, RJR Tobacco will receive approximately $5 million of additional credits, attributable to Lorillard Tobacco, which will be applied against annual payments over the next three years.

As a result of meeting the performance requirements associated with the Term Sheet, RJR Tobacco and Santa Fe, collectively, recognized additional credits of $282 million, $311 million and $264 million for the years ended December 31, 2015, 2014 and 2013, respectively. RJR Tobacco expects to recognize additional credits through 2017, and Santa Fe expects to recognize additional credits through 2016.

In September 2013, the Arbitration Panel ruled six states had not diligently enforced their qualifying statutes in 2003 related to the NPM Adjustment. Based on the status of the various challenges filed by the non-diligent states to certain rulings of the Arbitration Panel related to the 2003 NPM Adjustment claim, as of December 31, 2015, three of the non-diligent states are no longer challenging the findings of non-diligence entered against them by the Arbitration Panel. As a result, a certain portion of the NPM Adjustment claim for 2003 from these three states is now certain and can be estimated. Consequently, RJR Tobacco recognized $93 million as a reduction of cost of products sold for the year ended December 31, 2015.

On October 20, 2015, RJR Tobacco and certain other PMs (including SFNTC) entered into a settlement agreement, referred to as the NY Settlement Agreement, with the State of New York to settle certain claims related to the MSA NPM Adjustment. The NY Settlement Agreement resolves NPM Adjustment claims related to payment years from 2004 through 2014 and puts in place a new method to determine future adjustments from 2015 forward as to New York. RJR Tobacco and SFNTC, collectively, will receive credits, currently estimated to total approximately $290 million, plus interest, with respect to their NPM Adjustment claims for the period 2004 through 2014. These credits will be applied against annual payments under the MSA over a four-year period, commencing with the annual MSA payment due in April 2016. As a result of the NY Settlement Agreement, expenses for the MSA were reduced by $15 million for the year ended December 31, 2015, recognizing the credit that reduces the April 2016 MSA payment. RJR Tobacco and SFNTC will recognize the additional credits in 2016 through 2018, subject to meeting various performance obligations associated with the NY Settlement Agreement.

For additional information related to the NPM Adjustment settlement, see “— Litigation Affecting the Cigarette Industry — State Settlement Agreements — Enforcement and Validity; Adjustments” in note 13.

Advertising

Advertising costs, which are expensed as incurred, were $140 million, $140 million and $110 million for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Research and Development

Research and development costs, which are expensed as incurred, were $107 million, $88 million and $72 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Litigation

RAI discloses information concerning litigation for which an unfavorable outcome is more than remote. RAI and its subsidiaries record their legal expenses and other litigation costs and related administrative costs as selling, general and administrative expenses as these costs are incurred. RAI and its subsidiaries will record any loss related to litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated on an individual case-by-case basis. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. If no amount in the range is a better estimate than any other amount, the minimum amount of the range will be recorded.

Pension and Postretirement

Pension and postretirement benefits require balance sheet recognition of the net asset or liability for the overfunded or underfunded status of defined benefit pension and other postretirement benefit plans, on a plan-by-plan basis, and recognition of changes in the funded status in the year in which the changes occur.

Actuarial gains or losses are changes in the amount of either the benefit obligation or the fair value of plan assets resulting from experience different from that assumed or from changes in assumptions. Differences between actual results and actuarial assumptions are accumulated and recognized as a mark-to-market adjustment, referred to as an MTM adjustment, to the extent such accumulated net gains and losses are in excess of 10% of the greater of the fair value of plan assets or benefit obligations, referred to as the corridor. Actuarial gains and losses outside the corridor are generally recognized annually as of December 31, or when a plan is remeasured during an interim period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued amended guidance that replaces most existing GAAP revenue recognition guidance. The amended guidance is effective for RAI for interim and annual reporting periods beginning on January 1, 2017, and permits the use of either the retrospective or cumulative effect transition method. Early adoption is prohibited. RAI is evaluating the effect this guidance will have on its consolidated financial statements and related disclosures.

In January 2015, the FASB issued amended guidance which simplifies income statement presentation by eliminating the concept of extraordinary items. Previously, events or transactions that were both unusual in nature and infrequent in occurrence for a business entity were considered to be extraordinary items and required separate presentation, net of tax, after income from continuing operations. The guidance does not change the requirement to disclose items which are unusual in nature or infrequent in occurrence as a component of continuing operations or in the footnotes. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The adoption of the amended guidance is not expected to have a material impact on RAI’s results of operations, cash flows or financial position.

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

In April 2015, the FASB issued amended guidance to simplify the presentation of debt issuance costs. The current guidance requires debt issuance costs to be reported on the balance sheet as an asset and amortized as interest expense. The amended guidance requires debt issuance costs to be presented as a direct reduction of the debt liability it is associated with similar to the way debt discounts are presented. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The standard requires retrospective application for all prior periods presented. The adoption of the amended guidance is not expected to have a material impact on RAI’s results of operations, cash flows or financial position.

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

In September 2015, the FASB issued guidance requiring an acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity shall disclose the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Current guidance requires that during the measurement period, the acquirer retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. This new guidance eliminates the requirement to retrospectively account for those adjustments. The guidance is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this guidance is not expected to have a material effect on RAI’s results of operations, cash flows or financial position.

In November 2015, the FASB issued amended guidance requiring that deferred income tax balances on the consolidated balance sheet be classified as non-current. Current guidance requires deferred tax balances be classified as either current or non-current in accordance with the classification of the underlying attributes. The current requirement that deferred tax liabilities and assets of an entity be offset and presented as a single amount is not affected by this amendment. The amended guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Earlier adoption is permitted. The amended guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. RAI is evaluating the effect this guidance will have on its results of operations, cash flows or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

As a part of the Merger, RAI acquired the premium cigarette brand, NEWPORT, which is the top-selling menthol and second largest selling cigarette brand overall in the United States. In addition to NEWPORT, RAI acquired three additional brand families marketed under the KENT, TRUE and OLD GOLD brand names.

In accordance with ASC 805, the Merger has been accounted for using the acquisition method of accounting with RAI considered the acquirer of Lorillard. RAI recorded assets acquired, including identifiable intangible assets, and liabilities assumed, from Lorillard at their respective fair values at the date of completion of the Merger. Any excess of the purchase price over the net fair value of such assets and liabilities will be recorded as goodwill.

Purchase Price

The purchase price of $25.8 billion consisted of the Merger Consideration together with the payment of certain Lorillard equity awards and certain change of control payments as follows:

Fair value of RAI common stock issued	$7,555
Cash paid to Lorillard shareholders at $50.50 per share	18,205
Cash paid for Lorillard stock options and stock appreciation rights	73
Purchase price	$25,833

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Allocation of Purchase Price

The table below presents the purchase price as allocated to the assets acquired and liabilities assumed in the Merger.

	Preliminary June 12, 2015	Measurement Period Adjustments	Final Adjusted June 12, 2015
Assets
Cash and cash equivalents	$1,059	$(1)	$1,058
Short-term investments	347	—	347
Accounts and other receivables	45	2	47
Inventories	583	(7)	576
Income taxes receivable	114	21	135
Other current assets	1,361	312	1,673
Property, plant and equipment	94	(12)	82
Trademarks and other intangible assets	26,242	1,201	27,443
Goodwill	10,852	(999)	9,853
Other assets and deferred charges	210	(3)	207

Liabilities
Tobacco settlement accruals	753	2	755
Other current liabilities	507	95	602
Long-term debt (less current maturities)	3,951	(56)	3,895
Deferred income taxes, net	9,536	462	9,998
Long-term retirement benefits (less current portion)	263	11	274
Other noncurrent liabilities	64	—	64
Allocation of purchase price	$25,833	$—	$25,833

The allocation of the purchase price reflected in the accompanying financial statements is based upon estimates and assumptions. Goodwill generated from the acquisition is primarily attributable to the establishment of deferred tax liabilities associated with the trademarks acquired and the expected synergies from future growth, and is allocated to the reporting unit that is expected to benefit from these synergies. The $9,853 million allocated to goodwill represents the excess of the allocation of the purchase price over the fair value of assets acquired and liabilities assumed, which amount has been allocated to the RJR Tobacco segment, and will be non-deductible for tax purposes.

During the fourth quarter of 2015, RAI finalized its purchase price allocation and obtained new fair value information related to the assets acquired and liabilities assumed, including the fair value of the trademarks and other intangible assets. The final allocation of the purchase price is based on facts and circumstances that existed at June 12, 2015, and, if known then, would have affected the amounts recognized at that date. In accordance with ASC 805, measurement period adjustments are not included in current earnings, but recognized with a corresponding adjustment to goodwill. As a result, RAI adjusted the preliminary allocation of the purchase price initially recorded at June 12, 2015, to reflect these measurement period adjustments.

The results of operations of the acquired Lorillard brands are included in RAI’s consolidated statements of income from the date of acquisition and include $2.7 billion of total net sales for the year ended December 31, 2015, and are included in the RJR Tobacco segment’s financial results. RAI does not maintain discrete financial information on a brand basis in order to determine the impact to net income for the periods presented. In addition, as a result of the acquisition, $9 billion of debt was issued and approximately $3.9 billion of Lorillard Tobacco debt was assumed (at fair value). The interest expense related to the acquisition was approximately $282 million for the year ended December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Divestiture

On June 12, 2015, the Divestiture was completed, and Imperial Sub acquired the cigarette brands WINSTON, KOOL and SALEM, previously owned by RAI subsidiaries and included in the RJR Tobacco segment, as well as the cigarette brand MAVERICK and the “e-vapor” brand blu (including SKYCIG), previously owned by Lorillard subsidiaries, and other assets and certain liabilities, including inventory, fixed assets and employee benefit plans, for an aggregate purchase price of approximately $7.1 billion. A summary of the pre-tax gain is as follows:

Purchase price	$7,056
Net assets and liabilities divested	(2,026)
Goodwill associated with divested RJR Tobacco brands	(1,849)
Gain on Divestiture	$3,181

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

RAI financed the cash portion of the Merger Consideration and related fees and expenses with (1) the net proceeds from a public offering of $9 billion aggregate principal amount of newly issued RAI senior notes, (2) the proceeds from the Divestiture, (3) the proceeds from the BAT Share Purchase and (4) available cash. Transaction related costs of $54 million and $38 million, for the years ended December 31, 2015 and 2014, respectively, were expensed as incurred and included in selling, general and administrative expenses in RAI’s consolidated statements of income.

Pro forma financial information (unaudited)

The following unaudited pro forma consolidated financial information presents the combined results of operations of RAI and Lorillard as if the Merger and Divestiture had occurred at the beginning of 2014 and includes non-recurring pro forma adjustments that were directly attributable to the Merger and Divestiture. Pro forma net income includes adjustments for acquisition-related costs. Pro forma net income per share includes the impact of the issuance of RAI common stock in the BAT Share Purchase and as part of the Merger Consideration.

	For the Years
	Ended December 31,
	2015	2014
Net sales	$12,079	$11,275
Net income	2,331	1,997
Net income per share:
Basic income per share:
Net income	$1.63	$1.40
Diluted income per share:
Net income	$1.63	$1.39

The unaudited pro forma results do not reflect cost savings or synergies from operating efficiencies or the effect of the incremental costs incurred in the Merger or Divestiture. Accordingly, these unaudited pro forma results are presented for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the Merger and Divestiture had occurred at the beginning of the periods presented, nor are they indicative of future results of operations.

Note 3 — Fair Value Measurement

Fair Value of Financial Assets and Liabilities

Financial assets carried at fair value as of December 31, were as follows:

	2015				2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$2,454	$—	$—	$2,454	$883	$—	$—	$883
Short-term investments:
Corporate debt securities	—	96	—	96	—	—	—	—
U.S. Governmental agency obligations	—	43	—	43	—	—	—	—
Commercial paper	—	10	—	10	—	—	—	—
Other assets and deferred charges:
Auction rate securities	—	—	79	79	—	—	79	79
Mortgage-backed security	—	—	10	10	—	—	12	12
Marketable equity security	1	—	—	1	2	—	—	2
Interest rate swaps	—	53	—	53	—	—	—	—

There were no transfers between the levels during the years ended December 31, 2015 and 2014.

RAI’s short-term investments include corporate debt securities, U.S. Government agency obligations and commercial paper, which were acquired as part of the Merger. The fair value of these investments, classified as Level 2, utilized quoted prices for identical assets in less active markets or quoted prices for similar assets in active markets. The fair value of the interest rate swaps, classified as Level 2, utilized a market approach model using the notional amount of the interest rate swaps and observable inputs of time to maturity and market interest rates.

For the investments that were acquired as part of the Merger, the difference between the amortized cost basis and the fair value of major security types was not material as of December 31, 2015. There are no other-than-temporary impairment losses for the year ended December 31, 2015. The unrealized gains and losses, net of tax, were included in accumulated other comprehensive loss in RAI’s consolidated balance sheet as of December 31, 2015.

RAI has investments in auction rate securities linked to corporate credit risk, investments in auction rate securities related to financial insurance companies, an investment in a mortgage-backed security and an investment in a marketable equity security. The unrealized gains and losses, net of tax, were included in accumulated other comprehensive loss in RAI’s consolidated balance sheets as of December 31, 2015 and 2014. The funds associated with the auction rate securities will not be accessible until a successful auction occurs or a buyer is found.

In determining if the difference between amortized cost and estimated fair value of the auction rate securities or the mortgage-backed security was deemed either temporarily or other-than-temporarily impaired, RAI evaluated each type of long-term investment using a set of criteria, including decline in value, duration of the decline, period until anticipated recovery, nature of investment, probability of recovery, financial condition and near-term prospects of the issuer, RAI’s intent and ability to retain the investment, attributes of the decline in value, status with rating agencies, status of principal and interest payments and any other issues related to the underlying securities. To assess credit losses, RAI uses historical default rates, debt ratings, credit default swap spreads and recovery rates. RAI has the intent and ability to hold these investments for a period of time sufficient to allow for the recovery in market value. No other-than-temporary losses were recognized in 2015, 2014 or 2013 related to these investments.

All of the fair values of the auction rate securities, classified as Level 3, are linked to the longer-term credit risk of a diverse range of corporations, including, but not limited to, corporations in the manufacturing, financial and insurance sectors. The fair value was determined by utilizing an income approach model, which was based upon the weighted average present value of future cash payments, given the probability of certain events occurring within the market. RAI considers the market for its auction rate securities to be inactive. The income approach model utilized observable inputs, including the London interbank offered rate, referred to as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

LIBOR, based interest rate curves, corporate credit spreads and corporate ratings/market valuations. Additionally, unobservable factors incorporated into the model included default probability assumptions based on historical migration tables, various default recovery rates and how these factors changed as ratings on the underlying collateral migrated from one level to another. As related to the unobservable factors, substantial changes, relative to historical trends, of the levels of corporate defaults or default recovery rates would impact the fair value measurement of these securities. Maturity dates for the auction rate securities begin in 2017.

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

Financial assets classified as Level 3 investments were as follows:

	December 31, 2015			December 31, 2014
	Cost	Gross Unrealized Loss (1)	Estimated Fair Value	Cost	Gross Unrealized Loss (1)	Estimated Fair Value
Auction rate securities	$99	$(20)	$79	$99	$(20)	$79
Mortgage-backed security	16	(6)	10	18	(6)	12
	$115	$(26)	$89	$117	$(26)	$91

(1)	Unrealized losses, net of tax, are reported in accumulated other comprehensive loss in RAI’s consolidated balance sheets as of December 31, 2015 and 2014.

The changes in the Level 3 investments were as follows:

	2015			2014
	Auction Rate Securities			Auction Rate Securities
	Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value	Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value
Balance as of January 1	$99	$(20)	$79	$99	$(23)	$76
Unrealized gain	—	—	—	—	3	3
Balance as of December 31	$99	$(20)	$79	$99	$(20)	$79

	2015			2014
	Mortgage-Backed Security			Mortgage-Backed Security
	Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value	Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value
Balance as of January 1	$18	$(6)	$12	$20	$(7)	$13
Unrealized gain	—	—	—	—	1	1
Redemptions	(2)	—	(2)	(2)	—	(2)
Balance as of December 31	$16	$(6)	$10	$18	$(6)	$12

Fair Value of Debt

The estimated fair value of RAI’s outstanding consolidated debt, including RJR Tobacco debt, in the aggregate, was $18.2 billion and $5.4 billion as of December 31, 2015 and 2014, respectively, with an effective average annual interest rate of approximately 4.6% and 4.5% for the years ended December 31, 2015 and 2014, respectively. The fair values are based on available market quotes, credit spreads and discounted cash flows, as appropriate.

Interest Rate Management

From time to time, RAI and RJR have used interest rate swaps to manage interest rate risk on a portion of their respective debt obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

In 2009, RAI and RJR entered into offsetting floating to fixed interest rate swap agreements in the notional amount of $1.5 billion with maturity dates ranging from June 1, 2012 to June 15, 2017. The floating to fixed interest rate swap agreements were entered into with the same financial institution that held a notional amount of $1.5 billion of fixed to floating interest rate swaps.

In September 2011, RAI and RJR terminated the original and offsetting interest rate swap agreements, each with a notional amount of $1.5 billion, and received a total of $186 million in exchange for foregoing the future cash inflows associated with these swaps. These actions did not change the effective fixed rate of interest associated with the underlying debt.

In September 2013, RAI called for the redemption of, among other RAI notes, the $775 million outstanding principal amount of 7.625% notes due in 2016. Approximately $450 million of this outstanding principal amount was included in the interest rate swap agreements described above. A loss of $124 million on the early extinguishment for all redeemed notes, which includes $35 million of the unamortized portion of the interest rate swap agreement associated with the notes due in 2016, was included in other (income) expense, net in the consolidated statements of income for the year ended December 31, 2013. As a result of this action and the maturity of debt in June 2012, RAI had $700 million of previously swapped outstanding fixed rate debt with an effective rate of interest of approximately 3.8%, as of December 31, 2015 and 2014.

In May 2012, RAI entered into forward starting interest rate contracts with an aggregate notional amount of $1 billion. RAI designated those derivatives as cash flow hedges of a future debt issuance, and they were determined to be highly effective at inception. The forward starting interest rate contracts mitigated RAI’s exposure to changes in the benchmark interest rate from the date of inception until the date of the forecasted transaction. On October 31, 2012, RAI completed the sale of $2.55 billion in aggregate principal amount of senior notes, consisting of $450 million of 1.05% senior notes due October 30, 2015, $1.1 billion of 3.25% senior notes due November 1, 2022 and $1 billion of 4.75% senior notes due November 1, 2042. The forward starting interest rate contracts were terminated, and $23 million in associated losses were settled with cash payments to the counterparties. The effective portion of the losses are recorded in accumulated other comprehensive loss in the consolidated balance sheets as of December 31, 2015 and 2014, and will be amortized over the life of the related debt. An insignificant portion of the loss was deemed to be ineffective and recorded in the consolidated statements of income for the year ended December 31, 2012.

The amortization of derivative instruments impacted the consolidated statements of income for the years ended December 31 as follows:

	2015	2014	2013
Interest and debt expense	$(17)	$(15)	$(24)
Other (income) expense, net	—	—	(35)

On June 12, 2015, RJR Tobacco assumed the fixed to floating interest rate swap agreements that Lorillard Tobacco held on its 8.125% notes due in 2019. Under the agreement, RJR Tobacco receives interest based on a fixed rate of 8.125% and pays interest based on a floating one-month LIBOR rate plus a spread of 4.625%. The variable rate was 5.045% as of December 31, 2015. The agreements expire in June 2019. The interest rate swap agreements qualify for hedge accounting and were designated as fair value hedges at the date of the Merger. Under the swap agreements, RJR Tobacco receives a fixed rate settlement and pays a variable rate settlement with the difference recorded in interest expense. The difference reduced interest expense by $13 million for the year ended December 31, 2015. As of December 31, 2015, the fair value hedges were highly effective, with an immaterial gain representing the ineffective portion, which was recorded in other (income) expense, net in the consolidated statements of income for the year ended December 31, 2015. See note 12 for additional information relating to fair value hedges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Note 4 — Intangible Assets

The changes in the carrying amounts of goodwill by segment were as follows:

	RJR Tobacco	Santa Fe	American Snuff	All Other	Consolidated
Balance as of December 31, 2013
Goodwill	$9,065	$197	$2,501	$39	$11,802
Less: accumulated impairment charges	(3,763)	—	(28)	—	(3,791)
Net goodwill balance as of December 31, 2013	5,302	197	2,473	39	8,011
2014 Activity
Asset acquisition	—	—	—	7	7
Foreign currency translation	—	—	—	(2)	(2)
Balance as of December 31, 2014
Goodwill	9,065	197	2,501	44	11,807
Less: accumulated impairment charges	(3,763)	—	(28)	—	(3,791)
Net goodwill balance as of December 31, 2014	5,302	197	2,473	44	8,016
2015 Activity
Merger goodwill	9,853	—	—	—	9,853
Divestiture goodwill	(1,849)	—	—	—	(1,849)
Reclassified to assets held for sale	—	—	—	(27)	(27)
Balance as of December 31, 2015
Goodwill	17,069	197	2,501	17	19,784
Less: accumulated impairment charges	(3,763)	—	(28)	—	(3,791)
Net goodwill balance as of December 31, 2015	$13,306	$197	$2,473	$17	$15,993

The changes in the carrying amounts of indefinite-lived intangible assets by segment not subject to amortization were as follows:

	RJR Tobacco		Santa Fe	American Snuff	All Other	Consolidated
	Trademarks	Other	Trademarks	Trademarks	Other	Trademarks	Other
Balance as of December 31, 2012	$1,027	$99	$155	$1,136	$5	$2,318	$104
Impairment charge	(32)	—	—	—	—	(32)	—
Foreign currency translation	—	—	—	—	(1)	—	(1)
Reclassified to finite-lived	(18)	—	—	—	—	(18)	—
Balance as of December 31, 2013	977	99	155	1,136	4	2,268	103
Balance as of December 31, 2014	977	99	155	1,136	4	2,268	103
Trademarks acquired in Merger	27,193	—	—	—	—	27,193	—
Trademarks divested	(344)	—	—	—	—	(344)	—
Other intangibles divested	—	(12)	—	—	—	—	(12)
Reclassified to assets held for sale	—	—	(19)	—	(4)	(19)	(4)
Balance as of December 31, 2015	$27,826	$87	$136	$1,136	$—	$29,098	$87

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The changes in the carrying amounts of finite-lived intangible assets by segment subject to amortization were as follows:

	RJR Tobacco		American Snuff	Consolidated
	Trademarks	Other	Trademarks	Trademarks	Other
Balance as of December 31, 2012	$—	$24	$9	$9	$24
Amortization	—	(4)	(1)	(1)	(4)
Reclassified from indefinite-lived	18	—	—	18	—
Balance as of December 31, 2013	18	20	8	26	20
Amortization	(6)	(4)	(1)	(7)	(4)
Acquisition	—	15	—	—	15
Balance as of December 31, 2014	12	31	7	19	31
Trademarks acquired in Merger	10	—	—	10	—
Customer lists acquired in Merger	—	240	—	—	240
Amortization	(5)	(12)	(1)	(6)	(12)
Balance as of December 31, 2015	$17	$259	$6	$23	$259

Acquisition-related intangible assets include finite-lived trademarks and acquired customer lists, which are being amortized using the straight-line method over their estimated useful lives, of 5 and 20 years, respectively. In addition, the acquisition-related intangible assets include an indefinite-lived trademark, which is not amortized. Acquisition-related intangible assets are included in the RJR Tobacco segment. Amortization of these for the year ended December 31, 2015, was $8 million.

As part of the Divestiture, RJR Tobacco divested to Imperial Sub the rights to sell WINSTON and SALEM in U.S. overseas military and U.S. duty-free markets.

On January 13, 2016, RAI, through the Sellers, completed the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with the international companies that distribute and market the brand outside the United States, to JTI Holding. In accordance with accounting guidance, the intangible assets of the disposal group were reclassified as assets held for sale, which are included in other current assets, in the consolidated balance sheet at December 31, 2015. For further information related to the transaction, see note 22.

Details of finite-lived intangible assets were as follows:

	December 31, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$240	$(7)	$233	$—	$—	$—
Contract manufacturing agreements	151	(139)	12	151	(135)	16
Trademarks	124	(101)	23	114	(95)	19
Other intangibles	15	(1)	14	15	—	15
	$530	$(248)	$282	$280	$(230)	$50

The remaining amortization expense associated with finite-lived intangible assets is expected to be as follows:

Year	Amount
2016	$23
2017	23
2018	22
2019	16
2020	15
Thereafter	183
$282

The impairment testing of trademarks in the fourth quarters of 2015, 2014 and 2013 assumed a rate of decline in projected net sales of certain brands, comparable with that assumed in RAI’s strategic plan. The fair value of trademarks used in impairment testing was determined by an income approach using a discounted cash flow valuation model under a relief from royalty methodology. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

relief-from-royalty model includes the estimates of the royalty rate that a market participant might assume, projected revenues and judgment regarding the discount rate applied to those estimated cash flows, with that discount rate being 10.0% during 2015, 2014 and 2013. The determination of the discount rate was based on a cost of equity model, using a risk-free rate, adjusted by a stock beta-adjusted risk premium and a size premium.

As a result of these analyses, an impairment charge is recognized if the carrying value of a trademark exceeds its estimated fair value. No impairment charges were indicated for 2015 and 2014. During 2013, impairment was indicated on four of RJR Tobacco’s brands, and one trademark brand was reclassified from indefinite-lived to finite-lived. These impairment charges were reflected as decreases in the carrying value of the trademarks in the consolidated balance sheet as of December 31, 2013, as trademark and other intangible asset impairment charges in the consolidated statements of income for the year ended December 31, 2013, and had no impact on cash flows. Certain brands are being amortized over their remaining useful lives, which range from 3 to 7 years, consistent with the pattern of economic benefits estimated to be received.

For the annual impairment testing of the goodwill of RAI’s reporting units, each reporting unit’s estimated fair value was compared with its carrying value. A reporting unit is an operating segment or one level below an operating segment. The determination of estimated fair value of each reporting unit was calculated primarily utilizing an income approach model, based on the present value of the estimated future cash flows of the reporting unit assuming a discount rate during each of 2015, 2014 and 2013 of 9.75% for each of RJR Tobacco and American Snuff and 10.25% for Santa Fe. The determination of the discount rate was based on a weighted average cost of capital. Additionally, the aggregate estimated fair value of the reporting units, determined with the use of the income approach model, was compared with RAI’s market capitalization. The estimated fair value of each reporting unit was substantially greater than its respective carrying value.

Note 5 — Asset Impairment and Exit Charges

On September 30, 2015, RAI announced that certain of its operating companies consolidated manufacturing operations for the VUSE Digital Vapor Cigarette, which should generate manufacturing and cost efficiencies.  In addition to in-house production at RJR Tobacco’s manufacturing facility in Tobaccoville, North Carolina, certain production of VUSE cartridges was previously performed for RJR Vapor at a contractor’s facility in Kansas.  Effective September 30, 2015, all production of VUSE cartridges occurs at the Tobaccoville facility, pursuant to a services agreement between RJR Tobacco and RJR Vapor.  As a result of this consolidation, pre-tax asset impairment and exit charges of $99 million, consisting primarily of equipment, were recorded in the consolidated statements of income for the year ended December 31, 2015, and were allocated to All Other.

Note 6 — Restructuring Charges

In 2012, RAI announced that it and its subsidiaries, RJR Tobacco and RAI Services Company, referred to as RAISC, had completed a business analysis designed to identify resources to reinvest in their businesses. As a result of this initiative, the total U.S. workforce of RAI and its subsidiaries declined by a net of approximately 10% upon the completion of the restructuring by the end of 2015. Cash payments related to the restructuring will be substantially complete by the end of 2016.

Under existing severance plans, $111 million of severance, benefits and related costs and $38 million of pension-related benefits comprised a restructuring charge of $149 million during 2012. Of this charge, $138 million was recorded in the RJR Tobacco segment. As of December 31, 2015, $142 million had been utilized. Accordingly, in the consolidated balance sheet as of December 31, 2015, $6 million was included in other current liabilities and $1 million was included in other noncurrent liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The components of the restructuring charge accrued and utilized were as follows:

Employee Severance and Benefits
Original accrual	$149
Utilized in 2012	(78)
Balance as of December 31, 2012	71
Utilized in 2013	(14)
Balance as of December 31, 2013	57
Utilized in 2014	(17)
Balance as of December 31, 2014	40
Utilized in 2015	(33)
Balance as of December 31, 2015	$7

Note 7 — Income Per Share

The components of the calculation of income per share were as follows:

	For the Years Ended December 31,
	2015	2014	2013
Income from continuing operations	$3,253	$1,445	$1,718
Income from discontinued operations	—	25	—
Net income	$3,253	$1,470	$1,718
Basic weighted average shares, in thousands	1,264,182	1,066,320	1,089,849
Effect of dilutive potential shares:
Restricted stock units	3,533	3,620	4,050
Diluted weighted average shares, in thousands	1,267,715	1,069,940	1,093,899

Note 8 — Inventories

The major components of inventories at December 31 were as follows:

	2015	2014
Leaf tobacco	$1,495	$1,125
Other raw materials	110	90
Work in process	88	72
Finished products	173	171
Other	22	27
Total	1,888	1,485
LIFO allowance	(154)	(204)
	$1,734	$1,281

Inventories valued under the LIFO method were $922 million and $456 million at December 31, 2015 and 2014, respectively, net of the LIFO allowance. The LIFO allowance reflects the excess of the current cost of LIFO inventories at December 31, 2015 and 2014, over the amount at which these inventories were carried on the consolidated balance sheets. RAI recognized income of $50 million and $2 million from LIFO inventory changes during 2015 and 2014, respectively, and expense of $14 million from LIFO inventory changes during 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Note 9 — Other Current Liabilities

Other current liabilities at December 31 included the following:

	2015	2014
Payroll and employee benefits	$210	$178
Pension and other postretirement benefits	91	75
Marketing and advertising	213	134
Excise, franchise and property tax	217	161
Restructuring	6	32
Other	497	164
	$1,234	$744

Note 10 — Income Taxes

The components of the provision for income taxes from continuing operations for the years ended December 31 were as follows:

	2015	2014	2013
Current:
Federal	$3,313	$809	$563
State and other	477	188	148
	3,790	997	711
Deferred:
Federal	(597)	(151)	254
State and other	(62)	(29)	58
	(659)	(180)	312
	$3,131	$817	$1,023

Significant components of deferred tax assets and liabilities for the years ended December 31 included the following:

	2015	2014
Deferred tax assets:
Pension and other postretirement liabilities	$916	$823
Tobacco settlement accruals	1,088	711
Other accrued liabilities	175	127
Other noncurrent liabilities	283	139
Subtotal	2,462	1,800
Less: valuation allowance	(8)	(37)
	2,454	1,763
Deferred tax liabilities:
LIFO inventories	(266)	(150)
Property and equipment	(259)	(260)
Trademarks and other intangibles	(11,002)	(913)
Other	(131)	(111)
	(11,658)	(1,434)
Net deferred tax asset (liability)	$(9,204)	$329

The current and noncurrent components of deferred tax assets and liabilities for the years ended December 31 were as follows:

	2015	2014
Current deferred tax assets	$1,032	$703
Noncurrent deferred tax assets	—	9
Noncurrent deferred tax liabilities	(10,236)	(383)
	$(9,204)	$329

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

RAI had no federal capital loss carryforwards at December 31, 2015, compared to $108 million at December 31, 2014. The decrease in 2015 resulted from the utilization of federal capital loss carryforwards related to the Divestiture.

In 2011, a $33 million valuation allowance was established to fully offset a deferred tax asset related to the federal capital loss carryforward. In 2014 and 2013, the valuation allowance was increased by $1 million and $3 million, respectively to $37 million at December 31, 2014, to fully offset a deferred tax asset related to capital losses resulting from the termination of investments. In 2015, the valuation allowance was decreased by $37 million related to the utilization of the federal capital loss carryforwards and increased by $8 million to fully offset the deferred tax assets related to RAI’s Puerto Rico subsidiaries.  RAI believes it is unlikely that the deferred tax assets attributable to its Puerto Rico subsidiaries will be realized through the expected generation of future taxable income. No valuation allowance was established on other deferred tax assets at December 31, 2015 and 2014, as RAI believes it is more likely than not that all of such deferred tax assets will be realized through the generation of future taxable income.

Pre-tax income for domestic and foreign continuing operations for the years ended December 31 consisted of the following:

	2015	2014	2013
Domestic (includes U.S. exports)	$6,342	$2,235	$2,737
Foreign	42	27	4
	$6,384	$2,262	$2,741

The differences between the provision for income taxes from continuing operations and income taxes computed at statutory U.S. federal income tax rates for the years ended December 31 were as follows:

	2015	2014	2013
Income taxes computed at the statutory U.S. federal income tax rate	$2,233	$792	$959
State and local income taxes, net of federal tax benefits	235	107	135
Domestic manufacturing deduction	(104)	(80)	(55)
Nondeductible goodwill	761	—	—
Other items, net	6	(2)	(16)
Provision for income taxes from continuing operations	$3,131	$817	$1,023
Effective tax rate	49.0%	36.1%	37.3%

The effective tax rate for 2015 was unfavorably impacted by an increase in tax attributable to nondeductible acquisition costs, nondeductible goodwill in the amount of $1,849 million associated with the Divestiture and an increase in uncertain tax positions, offset by a decrease in tax attributable to the release of a valuation allowance in the amount of $37 million and a reduction in state income taxes.  The effective tax rate for 2014 was favorably impacted by a decrease in uncertain tax positions related to a federal audit settlement and an increase in the domestic manufacturing deduction, partially offset by an increase in tax attributable to nondeductible acquisition costs. The effective tax rate for 2013 was unfavorably impacted by an increase in tax attributable to a decrease in the domestic manufacturing deduction. The effective tax rate for each period differed from the federal statutory rate of 35% due to the domestic manufacturing deduction, state income taxes and certain nondeductible items.

The audit of the 2010 and 2011 tax years by the Internal Revenue Service was closed in 2014. A tax benefit of $25 million attributable to a decrease in uncertain tax positions was recorded in discontinued operations.

On December 19, 2014, the Tax Increase Prevention Act of 2014, referred to as the TIPA, was signed into law. The TIPA retroactively reinstated and extended the Federal Research and Development Tax Credit from January 1, 2014 to December 31, 2014. The impact of the TIPA did not significantly impact RAI’s annual effective income tax rate in 2014.

On December 18, 2015, the Protecting Americans from Tax Hikes (PATH) Act, was signed into law.  The PATH Act extends the research credit permanently, retroactive to January 1, 2015.  The PATH Act did not significantly impact RAI’s annual effective income tax rate in 2015.

At December 31, 2015, there were $515 million of accumulated and undistributed foreign earnings. Of this amount, RAI has invested $26 million and has plans to invest an additional $56 million overseas. RAI has recorded either current or deferred income taxes related to the $433 million of accumulated foreign earnings in excess of its historical and planned overseas investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The components of deferred tax benefits included in accumulated other comprehensive loss for the years ended December 31 were as follows:

	2015	2014
Retirement benefits	$209	$241
Unrealized gain (loss) on long-term investments	10	10
Amortization of realized loss on hedging instruments	6	7
Cumulative translation adjustment and other	31	19
	$256	$277

The accruals for gross unrecognized income tax benefits, including interest and penalties, reflected in other noncurrent liabilities for the years ended December 31 were as follows:

	2015	2014
Unrecognized tax benefits	$97	$27
Accrued interest	17	3
Accrued penalties	8	1
	$122	$31

A reconciliation of the gross unrecognized income tax benefits is as follows:

	2015	2014	2013
Balance at beginning of year	$27	$62	$68
Gross increases related to current period tax positions	28	5	4
Gross increases related to tax positions in prior periods	46	—	—
Gross decreases related to tax positions in prior periods	(1)	(31)	(3)
Gross decreases related to audit settlements	—	(6)	(1)
Gross decreases related to lapse of applicable statute of limitations	(3)	(3)	(6)
Balance at end of year	$97	$27	$62

At December 31, 2015, $81 million of unrecognized income tax benefits including interest and penalties, if recognized, would decrease RAI’s effective tax rate.

For the year ended December 31, 2015, the gross increases in unrecognized income tax benefits related to tax positions in prior periods are primarily attributable to the Merger.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

In 2015, RAI borrowed and repaid $1.4 billion under the Credit Agreement at an average interest rate of 1.37%. As of December 31, 2015, there were no outstanding borrowings and $8 million of letters of credit outstanding under the Credit Agreement.

Bridge Facility

In September 2014, RAI entered into a bridge credit agreement, referred to as the Bridge Facility, with a syndicate of lenders, providing for a 364-day senior unsecured term loan in the aggregate principal amount of up to $9 billion.  The Bridge Facility was available for the purpose of financing a portion of the Merger Consideration.  As described below in note 12, RAI issued notes, in lieu of borrowing any funds under the Bridge Facility, to finance part of the cash portion of the Merger Consideration.  By its terms, the Bridge Facility terminated on June 12, 2015. All associated fees were fully amortized by June 30, 2015.  Amortization and fees related to the Bridge Facility were $48 million and $39 million for the years ended December 31, 2015 and 2014, respectively, and were included in interest and debt expense.

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

The New Notes are unsecured, and are fully and unconditionally guaranteed on a senior unsecured basis by certain of RAI’s subsidiaries, including its material domestic subsidiaries, which are the same guarantors that guarantee its other outstanding senior notes and its Credit Agreement. The indenture, referred to as the 2006 indenture, under which RAI’s outstanding notes, including the New Notes, which was issued requires that a new guarantor of the Credit Agreement be added as a guarantor of the 2006 indenture and the debt securities issued thereunder. As a result, effective September 2, 2015, Lorillard Licensing entered into a supplemental indenture to the 2006 indenture for the purpose of adding Lorillard Licensing as a guarantor of the 2006 indenture and the debt securities issued thereunder. Any guarantor that is released from its guarantee under the Credit Agreement, or any replacement or refinancing thereof, also will be released automatically from its guarantee of the New Notes and RAI’s other outstanding notes. RAI may redeem the New Notes in whole or in part at any time at the applicable redemption price. If RAI experiences specific kinds of changes of control, accompanied by a certain credit ratings downgrade of any series of New Notes, RAI must offer to repurchase such series.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

The Exchange Notes were issued in a private offering exempt from, or not subject to, the registration requirements of the federal securities laws.  RAI entered into a registration rights agreement, however, upon the settlement of the Exchange Offers, pursuant to which RAI agreed, among other things, to offer to exchange the Exchange Notes for materially identical notes registered under the Securities Act of 1933, referred to as the 1933 Act. In order to satisfy its obligations under such registration rights agreement, on November 18, 2015, RAI commenced registered offers to exchange any and all (to the extent held by eligible holders) of the Exchange Notes for its newly issued notes registered under the 1933 Act, referred to as the Registered Notes. On December 23, 2015, RAI completed the foregoing registered exchange offers and, of the total aggregate principal amount of Exchange Notes outstanding, 99.7% were exchanged for Registered Notes. Each series of Registered Notes is substantially identical to the Exchange Notes of the corresponding series, except that the Registered Notes are registered under the 1933 Act and do not bear any legends restricting transfer, and except that the registration rights and certain additional interest provisions pertaining to the Exchange Notes do not apply to the Registered Notes. The Registered Notes are unsecured, and are fully and unconditionally guaranteed on a senior unsecured basis by the same RAI subsidiaries that guarantee RAI’s other outstanding senior notes and its Credit Agreement. Any guarantor that is released from its guarantee under the Credit Agreement, or any replacement or refinancing thereof, also will be released automatically from its guarantee of the Registered Notes and RAI’s other outstanding notes. RAI may redeem the Registered Notes, in whole or in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

part, at any time at the applicable redemption price. If RAI experiences specific kinds of change of control, accompanied by a certain credit rating downgrade of any series of Registered Notes, RAI must offer to repurchase such series.

In addition, in connection with the Consent Solicitations, RAI received the requisite number of consents to adopt the Indenture Amendments, which became operative on the July 15, 2015, settlement date, with respect to each of the seven series of Lorillard Tobacco Notes.  The Indenture Amendments:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

RAI and RJR Tobacco Total Long-Term Debt

RAI’s long-term debt, net of discounts and including adjustments associated with interest rate swaps of $25 million and $48 million as of December 31, 2015, and December 31, 2014, respectively, and adjustments to fair value of $323 million as of December 31, 2015, is below. RJR Tobacco’s long-term debt, including adjustments to fair value of $36 million as of December 31, 2015, is below.

	2015	2014
RAI
2.300% notes due 2017	$450	$—
2.300% notes due 2018	1,250	—
3.250% notes due 2020	1,250	—
3.250% notes due 2022	1,099	1,099
3.750% notes due 2023	461	—
4.000% notes due 2022	999	—
4.450% notes due 2025	2,493	—
4.750% notes due 2042	992	992
4.850% notes due 2023	549	550
5.700% notes due 2035	747	—
5.850% notes due 2045	2,238	—
6.150% notes due 2043	548	547
6.750% notes due 2017	729	747
6.875% notes due 2020	735	—
7.000% notes due 2041	287	—
7.250% notes due 2037	448	448
7.750% notes due 2018	250	250
8.125% notes due 2019*	781	—
8.125% notes due 2040	308	—
Total RAI long-term debt	$16,614	$4,633

RJR Tobacco
2.300% notes due 2017	$53	$—
3.750% notes due 2023	26	—
6.875% notes due 2020	124	—
7.000% notes due 2041	12	—
8.125% notes due 2019*	95	—
8.125% notes due 2040	17	—
Total RJR Tobacco long-term debt	$327	$—
Total long-term debt (less current maturities)	$16,941	$4,633
Current maturities of long-term debt	506	450
	$17,447	$5,083

*

The interest rate payable on these notes generally is subject to adjustment from time to time (as detailed in the form of these notes) based upon the credit rating assigned to these notes, provided that in no event will (1) the interest rate for these notes be reduced below 8.125% or (2) the total increase in the interest rate on these notes exceed 2.0% above 8.125%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

As of December 31, 2015, the maturities of RAI’s and RJR Tobacco’s notes, net of discounts, were as follows:

Year	RAI	RJR Tobacco	Amount
2016	$415	$85	$500
2017	1,147	53	1,200
2018	1,500	—	1,500
2019	669	81	750
2020	1,891	109	2,000
2022 and thereafter	11,064	49	11,113
	$16,686	$377	$17,063

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

For derivatives designated as fair value hedges, which relate entirely to hedges of long-term debt, changes in the fair value of the derivatives are recorded in other assets or other liabilities with an offsetting adjustment to the carrying amount of the hedged debt. Any temporary differences in the change in the fair value of the derivatives relative to the change in the fair value of the hedged debt are recorded in other (income) expense, net. At December 31, 2015, the adjusted carrying amount of the hedged debt was $876 million. The fair value hedge included in other assets and deferred charges in the consolidated balance sheet was $53 million.

See note 2 for additional information on the Merger, note 3 for additional information on interest rate management and note 22 for subsequent events.

Note 13 — Commitments and Contingencies

Tobacco Litigation — General

Introduction

Various legal proceedings or claims, including litigation claiming that cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco (including as successor by merger to Lorillard Tobacco, as detailed below), American Snuff Co., SFNTC, or RJR Vapor or their affiliates, including RAI, RJR, Lorillard or indemnitees, including B&W, sometimes collectively referred to as Reynolds Defendants. These pending legal proceedings include claims relating to cigarette products (and e-cigarettes) manufactured by RJR Tobacco, Lorillard Tobacco or certain of their affiliates or indemnitees, as well as claims relating to smokeless tobacco products manufactured by American Snuff Co. A discussion of the legal proceedings relating to cigarette products (and e-cigarettes) is set forth below under the heading “— Litigation Affecting the Cigarette Industry.” All of the references under that heading to tobacco-related litigation, smoking and health litigation and other similar references are references to legal proceedings relating to cigarette products or e-cigarettes, as the case may be, and are not references to legal proceedings involving smokeless tobacco products, and case numbers under that heading include only cases involving cigarette products and e-cigarettes. The legal proceedings relating to the smokeless tobacco products manufactured by American Snuff Co. are discussed separately under the heading “— Smokeless Tobacco Litigation” below.

In connection with the B&W business combination, RJR Tobacco has agreed to indemnify B&W and its affiliates, including its indirect parent, BAT, against certain liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. As a result of this indemnity, RJR Tobacco has assumed the defense of pending B&W-specific

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

tobacco-related litigation, has paid the judgments and costs related to certain pre-business combination tobacco-related litigation of B&W, and has posted bonds on behalf of B&W, where necessary, in connection with cases decided since the B&W business combination. In connection with the Merger and Divestiture, as applicable, RAI and RJR Tobacco undertook certain indemnification obligations. See “— Other Contingencies – Imperial Sub Indemnity” and “— Other Contingencies – Loews Indemnity” below. In addition, in connection with the sale of the non-U.S. operations and business of the NATURAL AMERICAN SPIRIT brand, the Sellers have agreed to indemnify the buyer for certain claims. See “— Other Contingencies – JTI Indemnities” below.

On June 12, 2015, Lorillard Tobacco was merged with and into RJR Tobacco, with RJR Tobacco as the surviving entity and Lorillard Tobacco ceasing to exist. As a consequence of the Lorillard Tobacco Merger, RJR Tobacco succeeded to Lorillard Tobacco’s liabilities, and RJR Tobacco assumed the defense of pending Lorillard Tobacco litigation and is responsible for paying judgments, paying costs, and posting bonds relating to Lorillard Tobacco’s litigation. Although Lorillard Tobacco no longer exists as a result of the Lorillard Tobacco Merger, it will remain as a named party in cases pending on the date of the Lorillard Tobacco Merger until courts grant motions to substitute RJR Tobacco for Lorillard Tobacco or the claims are dismissed.

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

Theories of Recovery

The plaintiffs seek recovery on a variety of legal theories, including negligence, strict liability in tort, design defect, failure to warn, fraud, misrepresentation, violations of unfair and deceptive trade practices statutes, conspiracy, medical monitoring and violations of state and federal antitrust laws. In certain of these cases, the plaintiffs claim that cigarette smoking exacerbated injuries caused by exposure to asbestos or, in the case of certain claims asserted against Lorillard Tobacco, that they were injured by exposure to asbestos-containing filters used in one cigarette brand for roughly four years before 1957, the latter cases referred to as Filter Cases.

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

Defenses

The defenses raised by Reynolds Defendants and their affiliates and indemnitees include, where applicable and otherwise appropriate, preemption by the Federal Cigarette Labeling and Advertising Act of some or all claims arising after 1969, or by the Comprehensive Smokeless Tobacco Health Education Act for claims arising after 1986, the lack of any defect in the product,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

assumption of the risk, contributory or comparative fault, lack of proximate cause, remoteness, lack of standing, statutes of limitations or repose and others. RAI, RJR and Lorillard have asserted additional defenses, including jurisdictional defenses, in many of the cases in which they are named.

Accounting for Tobacco-Related Litigation Contingencies

In accordance with GAAP, RAI and its subsidiaries record any loss concerning litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated on an individual case-by-case basis. For the reasons set forth below, RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco, Lorillard Tobacco or their affiliates or indemnitees, or the loss of any particular claim concerning the use of smokeless tobacco products against American Snuff Co., when viewed on an individual basis, is not probable, except for certain Engle Progeny cases noted below.

Reynolds Defendants believe that they have valid defenses to the smoking and health tobacco litigation claims against them, as well as valid bases for appeal of adverse verdicts against them. Reynolds Defendants have, through their counsel, filed pleadings and memoranda in pending smoking and health tobacco litigation that set forth and discuss a number of grounds and defenses that they and their counsel believe have a valid basis in law and fact. With the exception of the Engle Progeny cases described below, Reynolds Defendants continue to win the majority of smoking and health tobacco litigation claims that reach trial, and a very high percentage of the tobacco-related litigation claims brought against them, including Engle Progeny cases, continue to be dismissed at or before trial. Based on their experience in smoking and health tobacco litigation and the strength of the defenses available to them in such litigation, RJR Tobacco and its affiliates believe that their successful defense of smoking and health tobacco litigation in the past will continue in the future.

RAI’s consolidated balance sheet as of December 31, 2015, contains accruals for the following Engle Progeny cases: Hiott, Starr-Blundell, Clayton, Ward, Hallgren, Cohen, Sikes, Thibault, Buonomo, Taylor and Ballard. RJR Tobacco paid approximately $4.9 million in satisfaction of the judgment in Taylor on January 19, 2016. Other accruals include an amount for the estimated costs of the corrective communications in the U.S. Department of Justice case and an amount for the settlement of the Sateriale case, discussed below. As other cases proceed through the appellate process, RAI will evaluate the need for further accruals on an individual case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.

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

With respect to smoking and health tobacco litigation claims, the only significant settlements reached by RJR Tobacco, Lorillard Tobacco and B&W involved:

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

The circumstances surrounding the State Settlement Agreements and the funding of a trust fund to benefit the tobacco growers are readily distinguishable from the current categories of smoking and health cases involving Reynolds Defendants. The claims underlying the State Settlement Agreements were brought on behalf of the states to recover funds paid for health care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. The State Settlement Agreements settled all the health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions and contain releases of various additional present and future claims. In accordance with the MSA, various tobacco companies agreed to fund a $5.2 billion trust fund to be used to address the possible adverse economic impact of the MSA on tobacco growers. A discussion of the State Settlement Agreements, and a table depicting the related payment schedule, is set forth below under “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The states were a unique set of plaintiffs and are not involved in any of the smoking and health cases remaining against RJR Tobacco, Lorillard Tobacco or their affiliates and indemnitees. Although certain Reynolds Defendants continue to be defendants in health-care cost recovery cases similar in theory to the state cases but involving other plaintiffs, such as Native American tribes and foreign governments, the vast majority of such cases have been dismissed on legal grounds. RJR Tobacco and its affiliates, including RAI, believe that the same legal principles that have resulted in dismissal of health-care cost recovery cases either at the trial court level or on appeal should compel dismissal of the similar pending cases.

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

The federal Engle Progeny cases likewise presented exceptional circumstances not present in the state Engle Progeny cases or elsewhere. All of the federal Engle Progeny cases subject to the settlement were pending in the same court, coordinated by the same judge, and involved the same sets of plaintiffs’ lawyers. Moreover, RJR Tobacco settled only after the docket was reduced by approximately 90%. A discussion of the Engle Progeny cases and the settlement of the federal Engle Progeny cases is set forth below under “— Litigation Affecting the Cigarette Industry – Engle and Engle Progeny Cases.”

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

Also, in 2004, RJR Tobacco and B&W separately settled the antitrust case DeLoach v. Philip Morris Cos., Inc., which was brought by a unique class of plaintiffs: a class of all tobacco growers and tobacco allotment holders. The plaintiffs asserted that the defendants conspired to fix the price of tobacco leaf and to destroy the federal government’s tobacco quota and price support program. Despite legal defenses they believed to be valid, RJR Tobacco and B&W separately settled this case to avoid a long and contentious trial with the tobacco growers. The DeLoach case and an antitrust case previously pending against RJR Tobacco and B&W involved different types of plaintiffs and different theories of recovery under the antitrust laws than the smoking and health cases pending against RJR Tobacco, Lorillard Tobacco and their affiliates and indemnitees.

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

American Snuff Co. also believes that it has valid defenses to the smokeless tobacco products litigation against it. American Snuff Co. asserted and will continue to assert some or all of these defenses in each case at the time and in the manner deemed appropriate by American Snuff Co. and its counsel. No verdict or judgment has been returned or entered against American Snuff Co. on any claim for personal injuries allegedly resulting from the use of smokeless tobacco products. American Snuff Co. intends to defend vigorously all smokeless tobacco litigation claims asserted against it. No liability for pending smokeless tobacco litigation was recorded in RAI’s consolidated balance sheet as of December 31, 2015.

Cautionary Statement

Even though RAI’s management continues to believe that the loss of particular pending smoking and health tobacco litigation claims against Reynolds Defendants, or the loss of any particular case concerning the use of smokeless tobacco against American Snuff Co., when viewed on an individual case-by-case basis, is not probable or estimable (except for certain Engle Progeny cases described below), the possibility of material losses related to such litigation is more than remote. Litigation is subject to many uncertainties, and generally, it is not possible to predict the outcome of any particular litigation pending against Reynolds Defendants, or to reasonably estimate the amount or range of any possible loss.

Although RAI and its subsidiaries believe that they have valid bases for appeals of adverse verdicts in their pending cases and valid defenses to all actions and intend to defend them vigorously as described above, it is possible that there could be further adverse developments in pending cases, and that additional cases could be decided unfavorably against Reynolds Defendants. Determinations

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

of liability or adverse rulings in such cases or in similar cases involving other cigarette manufacturers as defendants, even if such judgments are not final, could have a material adverse effect on the litigation against Reynolds Defendants and could encourage the commencement of additional tobacco-related litigation. Reynolds Defendants also may enter into settlement discussions in some cases, if they believe it is in their best interests to do so. In addition, a number of political, legislative, regulatory and other developments relating to the tobacco industry and cigarette smoking have received wide media attention. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.

Although it is impossible to predict the outcome of such events on pending litigation and the rate new lawsuits may be filed against Reynolds Defendants, a significant increase in litigation or in adverse outcomes for tobacco defendants, or difficulties in obtaining the bonding required to stay execution of judgments on appeal, could have a material adverse effect on any or all of these entities. Moreover, notwithstanding the quality of defenses available to Reynolds Defendants in litigation matters, it is possible that RAI’s results of operations, cash flows or financial position could be materially adversely affected by the ultimate outcome of certain pending litigation matters or future claims against Reynolds Defendants.

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

Litigation Affecting the Cigarette Industry

Overview

Introduction. In connection with the B&W business combination, RJR Tobacco agreed to indemnify B&W and its affiliates against, among other things, certain litigation liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. Also, as a result of the Lorillard Tobacco Merger, Lorillard Tobacco was merged into RJR Tobacco with RJR Tobacco being the surviving entity, Lorillard Tobacco ceasing to exist, and RJR Tobacco succeeding to Lorillard Tobacco’s liabilities, including Lorillard Tobacco’s litigation liabilities, costs and expenses. The cases discussed below include cases brought against RJR Tobacco, Lorillard Tobacco and their affiliates and indemnitees, including RAI, RJR, B&W and Lorillard. Also discussed are cases brought against SFNTC and RJR Vapor.

During the fourth quarter of 2015, 28 tobacco-related cases were served against Reynolds Defendants. On December 31, 2015, there were 268 cases pending against Reynolds Defendants: 251 in the United States and 17 in Canada, as compared with 177 total cases on December 31, 2014. The U.S. case number does not include the approximately 564 individual smoker cases pending in West Virginia state court as a consolidated action, 3,111 Engle Progeny cases, involving approximately 4,046 individual plaintiffs, and 2,499 Broin II cases, pending in the United States against RJR Tobacco, Lorillard Tobacco or their affiliates or indemnitees. Of the U.S. cases pending on December 31, 2015, 24 are pending in federal court, 226 in state court and 1 in tribal court, primarily in the following states: Maryland (43 cases); Illinois (35 cases); Florida (30 cases); New York (24 cases); Missouri (19 cases); Delaware (14 cases); and California (12 cases).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The following table lists the categories of the U.S. tobacco-related cases pending against Reynolds Defendants as of December 31, 2015, compared with the number of cases pending against Reynolds Defendants as of September 30, 2015, as reported in RAI’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015, filed with the SEC on October 27, 2015, and a cross-reference to the discussion of each case type.

Case Type	U.S. Case Numbers as of December 31, 2015	Change in Number of Cases Since September 30, 2015 Increase/(Decrease)	Page Reference
Individual Smoking and Health	118	No change	113
West Virginia IPIC (Number of Plaintiffs)*	1 (approx. 564)	(3)	114
Engle Progeny (Number of Plaintiffs)**	3,111 (approx. 4,046)	(462) (494)	115
Broin II	2,499	(41)	129
Class Action	28	4	130
Filter Cases	64	1	135
Health-Care Cost Recovery	2	No change	135
State Settlement Agreements—Enforcement and Validity; Adjustments	27	No change	142
Other Litigation and Developments	11	1	146

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

In the wake of Engle, thousands of individual progeny actions were filed in federal and state courts in Florida against the major tobacco companies, including RJR Tobacco, B&W, Lorillard Tobacco and Philip Morris USA Inc. Such actions are commonly referred to as “Engle Progeny” cases. As of December 31, 2015, 27 Engle Progeny cases were pending in federal court, and 3,084 of them were pending in state court. These cases include approximately 4,046 plaintiffs. In addition, as of December 31, 2015, RJR Tobacco was aware of 9 additional Engle Progeny cases that had been filed but not served. One hundred eight Engle Progeny cases have been tried in Florida state and federal courts since the beginning of 2013, and numerous state court trials are scheduled for 2016. The number of pending cases fluctuates for a variety of reasons, including voluntary and involuntary dismissals. Voluntary dismissals include cases in which a plaintiff accepts an “offer of judgment,” referred to in Florida statutes as “proposals for settlement,” from RJR Tobacco, Lorillard Tobacco and/or RJR Tobacco’s affiliates and indemnitees. An offer of judgment, if rejected by the plaintiff, preserves RJR Tobacco and Lorillard Tobacco’s right to recover attorneys’ fees under Florida law in the event of a verdict favorable to RJR Tobacco or Lorillard Tobacco. Such offers are sometimes made through court-ordered mediations.

During the first quarter of 2015, RJR Tobacco and Lorillard Tobacco, together with Philip Morris USA Inc., tentatively settled virtually all of the Engle Progeny cases then pending against them in federal district court. The total amount of the settlement was $100 million divided as follows: RJR Tobacco - $42.5 million; Philip Morris USA Inc. - $42.5 million; and Lorillard Tobacco - $15 million. The settlement, which received final approval from the court on November 6, 2015, covers more than 400 federal progeny cases but does not cover 12 federal progeny cases previously tried to verdict and currently pending on post-trial motions or appeal; one federal progeny case pending as of December 31, 2015, involving pro se plaintiffs unrepresented by counsel; and two federal progeny cases filed by different lawyers from the ones who negotiated the settlement for the plaintiffs. On August 3, 2015, RJR Tobacco and Philip Morris USA Inc. removed 33 cases from state court to the federal courts in Florida. These cases also are not part of the settlement described above, and were remanded back to state court on November 24, 2015. On October 22, 2015, RJR Tobacco

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

and Philip Morris USA Inc. removed an additional five cases to federal court and, on January 4, 2016, removed a sixth case. At present, those cases remain in federal court. In March 2015, RJR Tobacco and Lorillard Tobacco paid their share of the settlement.

At the beginning of the Engle Progeny litigation, a central issue was the proper use of the preserved Engle findings. RJR Tobacco has argued that use of the Engle findings to establish individual elements of progeny claims (such as defect, negligence and concealment) is a violation of federal due process. In 2013, however, both the Florida Supreme Court and the U.S. Court of Appeals for the Eleventh Circuit, referred to as the Eleventh Circuit, rejected that argument. In addition to this global due process argument, RJR Tobacco and Lorillard Tobacco raise many other factual and legal defenses as appropriate in each case. These defenses may include, among other things, arguing that the plaintiff is not a proper member of the Engle class, that the plaintiff did not rely on any statements by any tobacco company, that the trial was conducted unfairly, that some or all claims are preempted or barred by applicable statutes of limitation, or that any injury was caused by the smoker’s own conduct. In Hess v. Philip Morris USA Inc. and Russo v. Philip Morris USA Inc., decided on April 2, 2015, the Florida Supreme Court held that, in Engle Progeny cases, the defendants cannot raise a statute of repose defense to claims for concealment or conspiracy. The defendants’ motions for rehearing in each of these cases was denied in September 2015. On April 8, 2015, in Graham v. R. J. Reynolds Tobacco Co., the Eleventh Circuit held that federal law impliedly preempts use of the preserved Engle findings to establish claims for strict liability or negligence. On January 21, 2016, the plaintiff’s motion for rehearing en banc was granted. A briefing schedule has not been entered. On January 6, 2016, in Marotta v. R. J. Reynolds Tobacco Co., the Fourth DCA disagreed with Graham and held that federal law does not impliedly preempt any tort claims against cigarette manufacturers, including those of Engle Progeny plaintiffs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Thirty-five Engle Progeny cases that were tried have become final through December 31, 2015. These cases resulted in aggregate payments by RJR Tobacco or Lorillard Tobacco of $281.7 million ($214.9 million for compensatory and punitive damages and $66.8 million for attorneys’ fees and statutory interest). Based on RJR Tobacco’s evaluation, accruals for compensatory and punitive damages and attorneys’ fees and statutory interest for Hiott, Starr-Blundell, Clayton, Ward, Hallgren, Cohen, Sikes, Thibault, Buonomo, Taylor and Ballard were recorded in RAI’s consolidated balance sheet as of December 31, 2015. RJR Tobacco paid approximately $4.9 million in satisfaction of the judgment in Taylor on January 19, 2016. The following chart reflects the details of accrued compensatory and punitive damages related to Hiott, Starr-Blundell, Clayton, Cohen, Buonomo, Hallgren, Sikes, Thibault, Taylor and Ballard.

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Lorillard Tobacco Allocation of Fault	Compensatory Damages (as adjusted)(1)	Punitive Damages	Appeal Status
Hiott	40%	0%	$730,000	$—	Florida Supreme Court declined to accept jurisdiction of the case; the deadline to file a petition for writ of certiorari with the U.S. Supreme Court is May 2, 2016.
Starr-Blundell	10%	0%	50,000	—	Notice to invoke jurisdiction of Florida Supreme Court pending; stayed pending resolution of Soffer v. R. J. Reynolds Tobacco Co.
Clayton	10%	0%	60,000	—	First DCA affirmed the judgment of the trial court, per curiam
Cohen	33%	0%	3,330,000	10,000,000

Remanded for partial new trial; Florida Supreme Court accepted jurisdiction of the case, quashed the decision being reviewed, and reinstated the jury verdict; deadline to file a petition for writ of certiorari with the U.S. Supreme Court is April 28, 2016.

Buonomo	78%	0%	4,060,000	25,000,000

Remanded for new trial; Florida Supreme Court accepted jurisdiction of the case, quashed the decision being reviewed, and reinstated the jury verdict; appeal of the reinstated punitive damages award pending in Fourth DCA

Hallgren	25%	0%	500,000	750,000	Florida Supreme Court declined to accept jurisdiction; deadline to file a petition for writ of certiorari with the U.S. Supreme Court is April 11, 2016
Sikes	51%	0%	3,520,000	2,000,000	Florida Supreme Court declined to accept jurisdiction of the case; deadline to file a petition for writ of certiorari with the U.S. Supreme Court is May 2, 2016.
Thibault	70%	0%	1,750,000	1,275,000

First DCA affirmed the judgment, per curiam; Florida Supreme Court declined to accept jurisdiction of the case; deadline to file a petition for writ of certiorari with the U.S. Supreme Court is May 2, 2016.

Ballard	55%	0%	5,000,000	—	Florida Supreme Court declined to accept jurisdiction; deadline to file a petition for writ of certiorari with the U.S. Supreme Court is February 19, 2016
Taylor	58%	0%	4,116,000	521,000	First DCA affirmed the judgment, per curiam; RJR Tobacco paid approximately $4.9 million in satisfaction of the judgment on January 19, 2016.
Totals			$23,116,000	$39,546,000

(1)

Compensatory damages are adjusted to reflect the reduction that may be required by the allocation of fault. Punitive damages are not adjusted and reflect the amount of the final judgment(s) signed by the trial court judge(s). The amounts listed above do not include attorneys’ fees or statutory interest of $18.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The following chart reflects verdicts in all other individual Engle Progeny cases, pending as of December 31, 2015, in which a verdict has been returned against RJR Tobacco or B&W or Lorillard Tobacco, or all three, and has not been set aside on appeal. No liability for any of these cases has been recorded in RAI’s consolidated balance sheet as of December 31, 2015. This chart does not include the mistrials or verdicts returned in favor of RJR Tobacco or B&W or Lorillard Tobacco, or all three.

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Lorillard Tobacco Allocation of Fault	Compensatory Damages (as adjusted)(1)		Punitive Damages	Appeal Status
Putney	30%	0%	$—		$—

Reversed and remanded for further proceedings; Florida Supreme Court accepted jurisdiction; quashed the decision being reviewed and reinstated the verdict; Defendants' motion for clarification pending.

Andy Allen	24%	0%	2,475,000		7,756,000	Reversed and remanded for new trial; new trial completed on November 26, 2014; pending - First DCA
Soffer	40%	0%	2,000,000		—	Pending – Florida Supreme Court
Ciccone	30%	0%	1,010,000		—	Pending – Florida Supreme Court
Calloway	27%	18%	16,100,000	(2)	—

Fourth DCA affirmed compensatory award (with instructions to reduce to reflect the smoker's fault if plaintiff does not agree to new trial), set aside punitive damages, and remanded for partial new trial

Hancock	5%	0%	700		—	Fourth DCA affirmed, per curiam; Plaintiff did not seek further review
James Smith	55%	0%	600,000	(2)	20,000	Pending – Eleventh Circuit
Evers	60%	9%	2,036,000		12,360,000	Second DCA reinstated punitive damage award of $12.36 million the trial court had set aside; case remanded for further proceedings that could affect the amount of damages
Schoeff	75%	0%	7,875,000		—	Fourth DCA affirmed compensatory award, set aside punitive award, and remanded for further proceedings; notice to invoke the discretionary jurisdiction of Florida Supreme Court pending
Marotta	58%	0%	3,480,000		—	Fourth DCA affirmed; notice to invoke the discretionary jurisdiction of the Florida Supreme Court due February 22, 2016
Searcy	30%	0%	1,000,000	(2)	1,670,000	Pending – Eleventh Circuit
Earl Graham	20%	0%	550,000		—

Eleventh Circuit held that federal law impliedly preempts claims for strict liability and negligence based on the defect and negligence findings from Engle; plaintiff's motion for rehearing was granted; briefing scheduled has not been entered

Skolnick	30%	0%	—		—	Fourth DCA set aside judgment and ordered a partial new trial
Grossman	75%	0%	15,350,000	(2)	22,500,000	Pending – Fourth DCA
Gafney	33%	33%	3,828,000		—	Pending – Fourth DCA
Cheeley	50%	0%	1,500,000		2,000,000	Fourth DCA affirmed judgment of trial court, per curiam; deadline to file motion for rehearing is February 12, 2016
Bowden	30%	0%	1,500,000		—	First DCA affirmed judgment of trial court, per curiam; deadline to file a motion for rehearing is February 17, 2016.
Burkhart	25%	10%	3,500,000	(2)	1,750,000	Pending – Eleventh Circuit
Bakst (Odom)	75%	0%	4,504,000		14,000,000	Pending – Fourth DCA
Robinson	71%	0%	16,900,000		16,900,000	Pending – First DCA
Harris	15%	10%	1,223,500	(2)	—	Post-trial motions are pending(3)
Wilcox	70%	0%	4,900,000		8,500,000	Pending – Third DCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Lorillard Tobacco Allocation of Fault	Compensatory Damages (as adjusted)(1)		Punitive Damages	Appeal Status
Irimi	15%	15%	—		—	Defendants' motion for new trial granted; pending - Fourth DCA
Hubbird	50%	0%	3,000,000	(2)	25,000,000	Pending – Third DCA
Lourie	3%	7%	137,000		—	Pending – Second DCA
Kerrivan	31%	0%	6,046,660	(2)	9,600,000	Post-trial motions are pending(3)
Schleider	70%	0%	14,700,000	(2)	—	Pending – Third DCA
Perrotto	20%	6%	1,063,000		—	Post-trial motions are pending(3)
Ellen Gray	50%	0%	3,000,000		—	Post-trial motions are pending(3)
Sowers	50%	0%	2,130,000		—	Post-trial motions are pending(3)
Zamboni	30%	0%	102,000		—	Final judgment has not been entered
Pollari	43%	0%	4,250,000		1,500,000	Post-trial motions were denied; defendants filed a joint notice of appeal to the Fourth DCA on January 27, 2016
Gore	23%	0%	460,000		—	Pending - Fourth DCA
Ryan	65%	0%	21,500,000		25,000,000	Post-trial motions are pending(3)
Hardin	13%	0%	100,880		—	Post-trial motions are pending(3)
McCoy	25%	20%	670,000		6,000,000	Pending - Fourth DCA
Block	50%	0%	463,000		800,000	Pending - Fourth DCA
Lewis	25%	0%	187,500		—	Post-trial motions denied; final judgment has not been entered
Cooper	40%	0%	1,800,000		—	Post-trial motions were denied; Final judgment has not been entered
Duignan	30%	0%	2,690,000		2,500,000	Pending - Second DCA
O'Hara	85%	0%	14,700,000		20,000,000	Pending - First DCA
Marchese	22.5%	0%	500,000	(2)	250,000	Post-trial motion are pending (3)
Gordon	2%	0%	100		—	Plaintiff did not seek further review
Barbose	42.5%	0%	5,000,000		500,000	Post-trial motions were denied; final judgment has not been entered
Monroe	58%	0%	6,380,000		—	Post-trial motions are pending(3)
Ledoux	47%	0%	5,000,000		12,500,000	Post-trial motions are pending(3)
Ewing	2%	0%	4,800		—	Post-trial motions are due February 12, 2016
Totals			$184,217,140		$191,106,000

(1)

Unless otherwise noted, compensatory damages in these cases are adjusted to reflect the jury’s allocation of comparative fault. Punitive damages are not so adjusted. The amounts listed above do not include attorneys’ fees or statutory interest that may apply to the judgments and such fees and interest may be material.

(2)	The court did not apply comparative fault in the final judgment.
(3)	Should the pending post-trial motions be denied, RJR Tobacco will likely file a notice of appeal with the appropriate appellate court.

As of December 31, 2015, judgments in favor of the Engle Progeny plaintiffs have been entered and remain outstanding against RJR Tobacco or Lorillard Tobacco in the amount of $184,217,140 in compensatory damages (as adjusted) and in the amount of $191,106,000 in punitive damages, for a total of $375,323,140. All of these verdicts are at various stages in the post-trial or appellate process. RJR Tobacco continues to believe that RJR Tobacco and Lorillard Tobacco have valid defenses in these cases, including case-specific issues beyond the due process issue discussed above. It is the policy of RJR Tobacco and its affiliates to vigorously defend, as described in more detail above in “Accounting for Tobacco-Related Litigation Contingencies,” smoking and health claims, including all Engle Progeny cases.

Should RJR Tobacco or Lorillard Tobacco not prevail in any particular individual Engle Progeny case or determine that in any individual Engle Progeny case an unfavorable outcome has become probable and the amount can be reasonably estimated, a loss would be recognized, which could have a material adverse effect on the results of operations, cash flows and financial position of RAI in a particular quarter or year. This position on loss recognition for Engle Progeny cases as of December 31, 2015, is consistent with RAI’s and RJR Tobacco’s historic position on loss recognition for other smoking and health litigation. It is also the policy of RJR Tobacco to record any loss concerning litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated on an individual case-by-case basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

In the U.S. Department of Justice case, brought in 1999 in the U.S. District Court for the District of Columbia, the government sought, among other forms of relief, the disgorgement of profits pursuant to the civil provisions of RICO. The U.S. Court of Appeals for the District of Columbia, referred to as the D.C. Circuit, ruled in 2005 that disgorgement is not an available remedy in the case. The bench trial ended in June 2005, and the court, in August 2006, issued its ruling that, among other things, found certain defendants, including RJR Tobacco, Lorillard Tobacco and B&W, liable for the RICO claims, imposed no direct financial penalties on the defendants, but ordered the defendants to make certain “corrective communications” in a variety of media and enjoined the defendants from using certain brand descriptors. Both sides appealed to the D.C. Circuit. In May 2009, the D.C. Circuit largely affirmed the findings against the tobacco company defendants and remanded the case to the trial court for further proceedings. The U.S. Supreme Court denied the parties’ petitions for writ of certiorari in June 2010. In June 2014, the district court issued an implementation order for the corrective-statements remedy. That order stays implementation until the exhaustion of the defendants’ appeal challenging the legality of the corrective statements. On May 22, 2015, the D.C. Circuit issued an opinion on the legality of the corrective statements, affirming them in part and reversing them in part. Additional remand proceedings remain ongoing.

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

Payments under the State Settlement Agreements are subject to various adjustments for, among other things, the volume of cigarettes sold, relative market share, operating profit and inflation. See “— Health-Care Cost Recovery Cases — State Settlement Agreements” below for a detailed discussion of the State Settlement Agreements, including RAI’s operating subsidiaries’ monetary obligations under these agreements. RJR Tobacco records the allocation of settlement charges as products are shipped.

Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. There are 26 cases, exclusive of Engle Progeny cases, scheduled for trial as of December 31, 2015 through December 31, 2016, for RJR Tobacco, B&W, Lorillard Tobacco or their affiliates and indemnitees: one non-smoking and health case, one class action, three individual smoking and health cases and 21 Filter Cases. There are approximately 93 Engle Progeny cases against RJR Tobacco, B&W and/or Lorillard Tobacco set for trial through December 31, 2016, but it is not known how many of these cases will actually be tried.

Trial Results. From January 1, 2013 through December 31, 2015, 112 smoking and health, Engle Progeny and health-care cost recovery cases in which RJR Tobacco, B&W and/or Lorillard Tobacco were defendants were tried, including seven trials for cases where mistrials were declared in the original proceedings. Verdicts in favor of RJR Tobacco, B&W and Lorillard Tobacco and, in some cases, RJR Tobacco, B&W, Lorillard Tobacco and/or other defendants, were returned in 53 cases, including 12 mistrials, tried in Florida (52) and West Virginia (1). Verdicts in favor of the plaintiffs were returned in 53 cases tried in Florida, and 1 in California. Three cases in Florida were dismissed during trial. One case in Florida was a retrial only as to the amount of damages. In another case in Florida, the jury entered a partial verdict that did not include compensatory or punitive damages, and post-trial motions are pending.

In the fourth quarter of 2015, nine Engle Progeny cases in which RJR Tobacco and/or Lorillard Tobacco was a defendant were tried:

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

•	In Robertson v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

•

In Barbose v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent 15% at fault, RJR Tobacco 42.5% at fault and the remaining defendant 42.5% at fault, and awarded $10 million in compensatory damages and $1 million in punitive damages against each defendant. The damages are to be split equally.

•	In Fanali v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco.
•	In Shulman v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants, including RJR Tobacco.
•	In Green v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco.
•

In Monroe v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent 42% at fault and RJR Tobacco 58% at fault, and awarded $11 million in compensatory damages. No punitive damages were awarded.

•

In Ledoux v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent 6% at fault, RJR Tobacco 47% at fault and the remaining defendant 47% at fault, and awarded $10 million in compensatory damages and $12.5 million in punitive damages against each defendant.

In addition, since the end of the fourth quarter of 2015, three other Engle Progeny cases, in which RJR Tobacco and/or Lorillard Tobacco were a defendant, were tried:

•	In Howles v. R. J. Reynolds Tobacco Co., the court declared a mistrial because the jury was unable to reach a unanimous verdict.
•	In Rounds v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco.
•

In Ewing v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent 98% at fault, RJR Tobacco 2% at fault and the remaining defendant 0% at fault, and awarded $240,000 in compensatory damages. Punitive damages were not awarded.

For a detailed description of the above-described cases, see “— Engle and Engle Progeny Cases” below.

In the fourth quarter of 2015, no non-Engle Progeny individual smoking and health cases, in which RJR Tobacco, B&W or Lorillard Tobacco was a defendant, were tried.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

For information on the verdicts in the Engle Progeny cases that have been tried and remain pending as of December 31, 2015, in which verdicts have been returned against RJR Tobacco, Lorillard Tobacco or B&W, or all three, see the Engle Progeny cases charts above. The following chart reflects the verdicts in the non-Engle Progeny smoking and health cases, health-care cost recovery cases or Filter Cases that have been tried and remain pending as of December 31, 2015, in which verdicts have been returned against RJR Tobacco, B&W or Lorillard Tobacco, or all three.

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

May 26, 2010	Izzarelli v. R. J. Reynolds Tobacco Co. [Individual]	U.S. District Court, District of Connecticut, (Bridgeport, CT)	$13.76 million in compensatory damages; 58% of fault assigned to RJR Tobacco, which reduced the award to $8.08 million against RJR Tobacco; $3.97 million in punitive damages.
September 13, 2013	DeLisle v. A. W. Chesterton Co. [Filter]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$8 million in compensatory damages; 44% of fault assigned to Lorillard Tobacco, which reduced the award to $3.52 million against Lorillard Tobacco.
July 30, 2014	Major v. Lorillard Tobacco Co. [Individual]	Superior Court, Los Angeles County, (Los Angeles, CA)	$17.74 million in compensatory damages; 17% of fault assigned to Lorillard Tobacco.
July 8, 2015	Larkin v. R. J. Reynolds Tobacco Co. [Individual]	Circuit Court, Miami-Dade County, (Miami, FL)	$4.96 million in compensatory damages; 62% of fault assigned to RJR Tobacco; $8.5 million in punitive damages.

For information on the post-trial status of individual smoking and health cases, the governmental health-care cost recovery case and the Filter Cases, see “— Individual Smoking and Health Cases,” “—Health-Care Cost Recovery Cases – U.S. Department of Justice Case,” and “— Filter Cases,” respectively, below.

Individual Smoking and Health Cases

As of December 31, 2015, 118 individual cases were pending in the United States against RJR Tobacco, B&W (as RJR Tobacco’s indemnitee), Lorillard Tobacco or all three. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II, Engle Progeny or West Virginia IPIC cases discussed below. A total of 117 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining case is brought by or on behalf of an individual or his/her survivors alleging personal injury as a result of exposure to environmental tobacco smoke, referred to as ETS.

Below is a description of the non-Engle Progeny individual smoking and health cases against RJR Tobacco, B&W or Lorillard Tobacco, or all three, which went to trial or were decided during the period from January 1, 2015 to December 31, 2015, or remained on appeal as of December 31, 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

On June 19, 2013, in Whitney v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants, including RJR Tobacco. The case was filed in January 2011, in the Circuit Court, Alachua County, Florida. The plaintiff alleged that as a result of using the defendants’ products, she suffers from lung cancer and emphysema, and sought an unspecified amount of compensatory and punitive damages, costs and interest. Final judgment was entered in July 2013. The plaintiff filed a notice of appeal to the First DCA in August 2013. On December 5, 2014, the First DCA reversed the trial court’s directed verdict in favor of the defendants on the plaintiff’s design defect claims, affirmed on all other issues, and remanded the case for a new trial. On February 26, 2015, the First DCA denied the defendants’ motion for panel rehearing, rehearing en banc, or certification to the Florida Supreme Court. The new trial has not been scheduled.

On July 30, 2014, in Major v. Lorillard Tobacco Co., a case filed in November 2011, in the Superior Court, Los Angeles County, California, the jury returned a verdict in favor of the plaintiff, found the plaintiff 50% at fault, Lorillard Tobacco 17% at fault, and RJR Tobacco and another manufacturer collectively 33% at fault. RJR Tobacco and the other manufacturer were dismissed prior to trial. The jury awarded approximately $17.74 million in compensatory damages. The plaintiffs alleged that as a result of the use of the defendants’ products and exposure to asbestos, the decedent, William Major, suffered from lung cancer, and sought an unspecified amount of damages. In August 2014, an initial final judgment was entered against Lorillard Tobacco in the amount of approximately $3.9 million. In November 2014, Lorillard Tobacco filed a notice of appeal to the California District Court of Appeal and posted a supersedeas bond in the amount of approximately $9 million. The plaintiff filed a notice of cross appeal in December 2014. On July 1, 2015, the trial court entered an amended final judgment in the amount of approximately $3.78 million in compensatory damages, approximately $135,000 in costs, approximately $1.9 million in prejudgment interest, and post-judgment interest from August 25, 2014 in the amount of approximately $1,100 per day. Lorillard Tobacco filed a notice of appeal from the amended final judgment, and the California District Court of Appeal ordered the appeals consolidated. On October 15, 2015, RJR Tobacco filed a stipulation to substitute RJR Tobacco for Lorillard Tobacco, which was granted on October 20, 2015. A briefing schedule for the appeal has not been entered.

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

West Virginia IPIC

In re: Tobacco Litigation Individual Personal Injury Cases began in 1999, in West Virginia state court, as a series of roughly 1,200 individual plaintiff cases making claims with respect to cigarettes manufactured by Philip Morris USA Inc., Lorillard Tobacco, RJR Tobacco, B&W and The American Tobacco Company. The cases were consolidated for a Phase I trial on various defense conduct issues, to be followed in Phase II by individual trials of any claims left standing. Over the years, approximately 600 individual plaintiff claims were dismissed for failure to comply with the case management order, leaving 567 individual cases pending as of April 2013. On April 15, 2013, the Phase I jury trial began and ended with a virtually complete defense verdict on May 15, 2013. The jury found that cigarettes were not defectively designed, were not defective due to a failure to warn prior to July 1, 1969, that defendants were not negligent, did not breach warranties and did not engage in conduct which would warrant punitive damages. The only claim remaining after the verdict was the jury’s finding that all ventilated filter cigarettes manufactured and sold between 1964 and July 1, 1969 were defective for a failure to instruct. In November 2014, the West Virginia Supreme Court affirmed the verdict, issuing an opinion without oral argument. In January 2015, the plaintiffs’ petition for rehearing was denied. On June 8, 2015, the plaintiffs’ petition for writ of certiorari to the U.S. Supreme Court was denied. Also on June 8, 2015, the trial court ruled in favor of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

the defendants’ contention that there are only 30 plaintiffs remaining who arguably claim to have smoked a ventilated filter cigarette during the relevant period. The claims will be limited to compensatory damages only and will focus on whether the plaintiff actually blocked vents while smoking and, if so, whether such blocking is a proximate cause of the alleged injury. On October 9, 2015, the trial court outlined the procedures it will follow for resolving the claims of the 30 Phase II plaintiffs. Five cases have been selected to be the first claims tried, and they are scheduled to proceed to trial on May 1, 2017.

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

In the wake of the Florida Supreme Court ruling, thousands of individuals filed separate lawsuits seeking to benefit from the Engle findings. As of December 31, 2015, RJR Tobacco and/or Lorillard Tobacco were defendants in 3,111 Engle Progeny cases in both state and federal courts in Florida. These cases include approximately 4,046 plaintiffs. Many of these cases are in active discovery or nearing trial. During the first quarter of 2015, RJR Tobacco and Lorillard Tobacco, together with Philip Morris USA Inc., tentatively settled virtually all of the Engle Progeny cases then pending against them in federal district court. The total amount of the settlement was $100 million divided as follows: RJR Tobacco - $42.5 million; Philip Morris USA Inc. - $42.5 million; and Lorillard Tobacco - $15 million. The settlement, which received final approval from the court on November 6, 2015, covers more than 400 federal progeny cases but does not cover 12 federal progeny cases previously tried to verdict and currently pending on post-trial motions or appeal; one federal progeny case pending as of December 31, 2015 involving pro se plaintiffs unrepresented by counsel; and 2 federal progeny cases filed by different lawyers from the ones who negotiated the settlement for the plaintiffs. On August 3, 2015, RJR Tobacco and Philip Morris USA Inc. removed 33 Engle Progeny cases from state court to the federal courts in Florida. These cases also are not part of the settlement described above and were remanded back to state court on November 24, 2015. On October 22, 2015, RJR Tobacco and Philip Morris USA Inc. removed an additional five cases to federal court and, on January 4, 2016, removed a sixth case. At present, those cases remain in federal court. In March 2015, RJR Tobacco and Lorillard Tobacco paid their shares of the settlement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Below is a description of the Engle Progeny cases against RJR Tobacco, B&W or Lorillard Tobacco, or all three that went to trial or were decided during the period from January 1, 2015 to December 31, 2015, or remained on appeal as of December 31, 2015.

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

On March 10, 2010, in Cohen v. R. J. Reynolds Tobacco Co., a case filed in May 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff. The plaintiff alleged that the decedent, Nathan Cohen, developed lung cancer as a result of using the defendants’ products, and sought an unspecified amount of compensatory and punitive damages. On March 24, 2010, the jury awarded the plaintiff $10 million in compensatory damages, and found the decedent to be 33.3% at fault, RJR Tobacco to be 33.3% at fault and the remaining defendant to be 33.3% at fault. The jury also awarded $20 million in punitive damages, of which $10 million was assigned to RJR Tobacco. In July 2010, the court entered final judgment against RJR Tobacco in the amount of $3.33 million in compensatory damages and $10 million in punitive damages. The court entered an amended judgment in September 2010 to include interest from the date of the verdict. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $2.5 million. In September 2012, the Fourth DCA affirmed the liability finding and the compensatory damages award, but reversed the finding of entitlement to punitive damages, and remanded the case for a retrial limited to the issue of liability for concealment and conspiracy. The defendants and the plaintiff filed separate notices to invoke the discretionary jurisdiction of the Florida Supreme Court in January 2013. In February 2014, the Florida Supreme Court, on its own motion, consolidated the petitions for review filed by the plaintiff and RJR Tobacco and stayed the petitions pending disposition by the court of Hess v. Philip Morris USA Inc., which dealt with the application of the statute of repose as an affirmative defense to claims of fraudulent concealment and conspiracy to commit fraudulent concealment. On April 2, 2015, in Hess, the Florida Supreme Court held that, in Engle Progeny cases, the defendants cannot raise a statute of repose defense to claims for concealment or conspiracy. On January 29, 2016, the Florida Supreme Court accepted jurisdiction of the case, quashed the decision being reviewed, and reinstated the jury verdict. The deadline to file a petition for writ of certiorari with the U.S. Supreme Court is April 28, 2016.

On April 26, 2010, in Putney v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Margot Putney, to be 35% at fault, RJR Tobacco to be 30% at fault and the remaining defendants collectively to be 35% at fault, and awarded $15.1 million in compensatory damages and $2.5 million in punitive damages each against RJR Tobacco and the remaining defendants. The plaintiff alleged that the decedent suffered from nicotine addiction and lung cancer as a result of using the defendants’ products and sought an unspecified amount of compensatory and punitive damages. In August 2010, final judgment was entered against RJR Tobacco in the amount of $4.5 million in compensatory damages, and $2.5 million in punitive damages. RJR Tobacco filed a notice of appeal and the plaintiff filed a notice of cross appeal. In December 2010, the court entered an amended final judgment to provide that interest would run from April 26, 2010. The defendants filed a joint notice of appeal to the Fourth DCA of the amended final judgment, and RJR Tobacco posted a supersedeas bond in the amount of approximately $2.4 million. In June 2013, the Fourth DCA held that the court erred in denying the defendants’ motion for remittitur of the compensatory damages for loss of consortium and in striking the defendants’ statute of repose affirmative defenses. As a result, the verdict was reversed, and the case was remanded for further proceedings. In August 2013, the plaintiff’s motion for rehearing, written opinion on one issue, or certification of conflict to the Florida Supreme Court was denied. The defendants and the plaintiff filed separate notices to invoke the discretionary jurisdiction of the Florida Supreme Court in September 2013. In December 2013, the Florida Supreme Court consolidated the petitions for review filed by the plaintiff and the defendants and stayed the petitions pending disposition of Hess v. Philip Morris USA Inc., described above. On April 2, 2015, in Hess, the Florida Supreme Court held that, in Engle Progeny cases, the defendants cannot raise a statute of repose defense to claims for concealment or conspiracy. The Florida Supreme Court accepted jurisdiction, quashed the decision being reviewed and reinstated the verdict. Defendants’ motion for clarification is pending.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

On May 20, 2010, in Buonomo v. R. J. Reynolds Tobacco Co., a case filed in October 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 77.5% at fault and the decedent, Matthew Buonomo, to be 22.5% at fault, and awarded $5.2 million in compensatory damages and $25 million in punitive damages. The plaintiff alleged that the decedent was addicted to cigarettes and, as a result, developed one or more smoking-related medical conditions and/or diseases and sought an unspecified amount of compensatory and punitive damages. Post-trial motions were denied, but the court, in accordance with the Florida statutory limitation on punitive damage awards, ordered the punitive damage award of $25 million be reduced to $15.7 million – three times the compensatory damages award of $5.2 million. In August 2010, the court entered final judgment in the amount of $4.06 million in compensatory damages and $15.7 million in punitive damages. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $5 million. The plaintiff filed a notice of cross appeal. In September 2013, the Fourth DCA affirmed the final judgment and damages award to the plaintiff on strict liability and negligence and held that the trial court was not bound to hold punitive damages at three times compensatory damages. However, the court reversed the judgment entered for the plaintiff on the claims for fraudulent concealment and conspiracy to commit fraud by concealment due to the erroneous striking of RJR Tobacco’s statute of repose defense. As a result, the punitive damages award was set aside and remanded for a new trial. In January 2014, RJR Tobacco and the plaintiff filed notices to invoke the discretionary jurisdiction of the Florida Supreme Court. In June 2014, the Florida Supreme Court stayed the petitions for review pending disposition by the court of Hess v. Philip Morris USA Inc., described above. On April 2, 2015, in Hess, the Florida Supreme Court held that, in Engle Progeny cases, the defendants cannot raise a statute of repose defense to claims for concealment or conspiracy. The trial court determined in October 2014 that the original $25 million punitive damages award was not excessive and would be reinstated if the plaintiff prevails on the repose issue. An amended final judgment was entered in April 2015 against RJR Tobacco in the amount of approximately $29.1 million. RJR Tobacco filed a notice of appeal to the Fourth DCA in May 2015. Briefing is underway. On January 26, 2016, the Florida Supreme Court accepted jurisdiction of the case, summarily quashing the decision being reviewed, and reinstated the jury verdict. Defendant’s motion for clarification is pending.

On October 15, 2010, in Frazier v. Philip Morris USA Inc., now known as Russo v. Philip Morris USA Inc., a case filed in December 2007 in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the defendants. The plaintiff alleged that as a result of smoking defendants’ products, including RJR Tobacco’s, she developed chronic obstructive pulmonary disease, and sought an unspecified amount of compensatory and punitive damages. Final judgment was entered in February 2011. The plaintiff filed a notice of appeal to the Third DCA, and the defendants filed a notice of cross appeal. In April 2012, the Third DCA reversed the trial court’s judgment, directed entry of judgment in the plaintiff’s favor and ordered a new trial. In July 2012, the defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. The Florida Supreme Court accepted jurisdiction of the case in September 2013. Oral argument in the Florida Supreme Court occurred on April 30, 2014. On April 2, 2015, the Florida Supreme Court approved the decision of the Third DCA. Following its decision in Hess, the Florida Supreme Court held that the statute of repose is unavailable as a defense to concealment and conspiracy claims in Engle Progeny cases. Retrial began on April 6, 2015. On April 23, 2015, the jury returned a verdict in favor of the defendants, including RJR Tobacco. Final judgment was entered in May 2015. In June 2015, the plaintiff filed a notice of appeal to the Third DCA, and the defendants filed a notice of cross appeal. Briefing is underway.

On April 26, 2011, in Andy Allen v. R. J. Reynolds Tobacco Co., a case filed in September 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 45% at fault, the decedent, Patricia Allen, to be 40% at fault and the remaining defendant to be 15% at fault, and awarded $6 million in compensatory damages and $17 million in punitive damages against each defendant. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent developed chronic obstructive pulmonary disease, and sought an unspecified amount of compensatory damages. Final judgment was entered against RJR Tobacco in the amount of $19.7 million in May 2011. In October 2011, the trial court entered a remittitur of the punitive damages to $8.1 million and denied all other post-trial motions. The defendants filed a joint notice of appeal, RJR Tobacco posted a supersedeas bond in the amount of $3.75 million, and the plaintiff filed a notice of cross appeal in November 2011. In May 2013, the First DCA reversed the trial court’s judgment and remanded the case for a new trial. The new trial began on November 1, 2014, and on November 26, 2014, the jury returned a verdict in favor of the plaintiff, found the decedent to be 70% at fault, RJR Tobacco to be 24% at fault and the remaining defendant to be 6% at fault, and awarded $3.1 million in compensatory damages and approximately $7.75 million in punitive damages against each defendant. Final judgment was entered in August 2015 against RJR Tobacco and the remaining defendant, jointly and severally, in the amount of approximately $3.1 million in compensatory damages and $7.75 million in punitive damages from each defendant. The defendants filed a notice of appeal in September 2015, and RJR Tobacco posted a supersedeas bond in the amount of approximately $2.5 million. Briefing is underway.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

On July 15, 2011, in Ciccone v. R. J. Reynolds Tobacco Co., a case filed in August 2004, in the Circuit Court, Broward County, Florida, a jury returned a verdict finding the plaintiff is a member of the Engle class. The plaintiff alleged that as a result of the use of the defendant’s tobacco products, the decedent, George Ciccone, suffered from nicotine addiction and one or more smoking-related diseases and/or medical conditions, and sought an unspecified amount of compensatory and punitive damages. On July 21, 2011, the jury awarded approximately $3.2 million in compensatory damages and $50,000 in punitive damages. The jury found the decedent to be 70% at fault and RJR Tobacco to be 30% at fault. Final judgment was entered against RJR Tobacco in the amount of approximately $1.01 million in September 2011, and RJR Tobacco filed a notice of appeal to the Fourth DCA. RJR Tobacco posted a supersedeas bond in the amount of approximately $1 million on October 17, 2011. In August 2013, the Fourth DCA affirmed the judgment of the trial court, but reversed the punitive damages award and remanded the case to the trial court for entry of a final judgment that eliminates the punitive damages award. The Florida Supreme Court accepted jurisdiction of the case in June 2014. Oral argument occurred on December 4, 2014. A decision is pending.

On January 24, 2012, in Hallgren v. R. J. Reynolds Tobacco Co., a case filed in April 2007, in the Circuit Court, Highlands County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Claire Hallgren, to be 50% at fault, RJR Tobacco to be 25% at fault, and the remaining defendant to be 25% at fault, and awarded $2 million in compensatory damages and $750,000 in punitive damages against each defendant. The plaintiff alleged that the decedent was addicted to the defendants’ products, and as a result, suffered from lung cancer, and sought an unspecified amount of compensatory and punitive damages. In March 2012, the court entered final judgment in the amount of approximately $1 million for which RJR Tobacco and the other defendant are jointly and severally liable; and $750,000 in punitive damages against each defendant. The defendants filed a joint notice of appeal to the Second DCA, and RJR Tobacco posted a supersedeas bond in the amount of approximately $1.3 million in May 2012. The plaintiff filed a notice of cross appeal. In October 2013, the Second DCA affirmed the trial court’s ruling that punitive damages can be awarded for negligence and strict liability claims as well as for the intentional tort claims brought under Engle. The court certified a conflict with the First DCA’s decision in Soffer and the Fourth DCA’s decision in Ciccone. The court also certified the following question to be of great public importance – “Are members of the Engle class who pursue individual damages actions in accordance with the decision in Engle v. Liggett Group, Inc., entitled to pursue punitive damages under claims for strict liability and negligence?” In November 2013, the defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In June 2014, the Florida Supreme Court stayed the petition pending disposition of Russo v. Philip Morris USA Inc., described above, and in April 2015, stayed the petition pending disposition of Soffer v. R. J. Reynolds Tobacco Co., described above. The Florida Supreme Court issued an order to show cause why it should not decline jurisdiction. A response to the order to show cause was filed on October 16, 2015. On January 12, 2016, the Florida Supreme Court declined to accept jurisdiction of the case. The deadline to file a petition for writ of certiorari with the U.S. Supreme Court is April 11, 2016.

On February 29, 2012, in Marotta v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Broward County, Florida, the court declared a mistrial during jury prequalification. The plaintiff alleged that the decedent, Phil Marotta, was addicted to cigarettes and, as a result, suffered from lung cancer. The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and pre-judgment interest. Retrial began on March 7, 2013. On March 20, 2013, a jury returned a verdict in favor of the plaintiff, found the decedent to be 42% at fault and RJR Tobacco to be 58% at fault, and awarded $6 million in compensatory damages and no punitive damages. Final judgment was entered against RJR Tobacco in the amount of $3.48 million, and RJR Tobacco filed a notice of appeal to the Fourth DCA in April 2013. The plaintiff filed a notice of cross appeal in May 2013. On January 6, 2016, the Fourth DCA affirmed the final judgment of the trial court. The deadline to file a notice to invoke the discretionary jurisdiction of the Florida Supreme Court is February 22, 2016.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The plaintiff sought an unspecified amount of compensatory and punitive damages, including costs and interest. In its ruling on the post-trial motions, the court determined that the jury’s apportionment of comparative fault did not apply to the compensatory damages award. Final judgment was entered in August 2012. In September 2012, the defendants filed a notice of appeal to the Fourth DCA, RJR Tobacco posted a supersedeas bond in the amount of $1.5 million, and Lorillard Tobacco posted a supersedeas bond in the amount of $1.25 million. The plaintiff filed a notice of cross appeal. On January 6, 2016, the Fourth DCA reversed the fraudulent concealment and conspiracy claims, reversed the punitive damages award and remanded the case for a new trial on those issues. If the plaintiff chooses not to proceed with a new trial, the trial court will apply the smoker’s percentage of comparative fault and reduce the compensatory damages award. The deadline to file a notice to invoke the discretionary jurisdiction of the Florida Supreme Court is February 22, 2016.

On August 1, 2012, in Hiott v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Kenneth Hiott, to be 60% at fault and RJR Tobacco to be 40% at fault, and awarded $1.83 million in compensatory damages and no punitive damages. The plaintiff alleged that as a result of using the defendant’s product, the decedent suffered from addiction and smoking-related diseases and/or conditions. The plaintiff sought an unspecified amount of compensatory and punitive damages. In November 2012, final judgment was entered against RJR Tobacco in the amount of $730,000 in compensatory damages. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $730,000 in December 2012. In January 2014, the First DCA affirmed the trial court’s decision. RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court in January 2014. In June 2014, the Florida Supreme Court stayed the petition pending the court’s disposition of Hess v. Philip Morris USA Inc., described above. On April 2, 2015, in Hess, the Florida Supreme Court held that, in Engle Progeny cases, the defendants cannot raise a statute of repose defense to claims for concealment or conspiracy. On February 2, 2016, the Florida Supreme Court declined to accept jurisdiction of the case.  The deadline to file a petition for writ of certiorari with the U.S. Supreme Court is May 2, 2016.

On September 20, 2012, in Sikes v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Jimmie Sikes, to be 49% at fault and RJR Tobacco to be 51% at fault, and awarded $4.1 million in compensatory damages and $2 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s product, the decedent suffered from chronic obstructive pulmonary disease, and sought an unspecified amount of compensatory damages. Final judgment was entered against RJR Tobacco in the amount of $6.1 million on June 3, 2013. On June 25, 2013, the court entered a corrected final judgment against RJR Tobacco in the amount of $5.5 million and vacated the June 3, 2013 final judgment. RJR Tobacco filed a notice of appeal to the First DCA, and posted a supersedeas bond in the amount of $5 million in July 2013. In July 2014, the First DCA affirmed the trial court’s decision, per curiam, but following the Hiott case, certified a conflict to the Florida Supreme Court with Hess v. Philip Morris USA Inc., with both cases being described above. In August 2014, RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. The Florida Supreme Court stayed the case pending disposition of Hess v. Philip Morris USA Inc. On April 2, 2015, in Hess, the Florida Supreme Court held that, in Engle Progeny cases, the defendants cannot raise a statute of repose defense to claims for concealment or conspiracy. On February 2, 2016, the Florida Supreme Court declined to accept jurisdiction of the case.  The deadline to file a petition for writ of certiorari with the U.S. Supreme Court is May 2, 2016.

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

On October 19, 2012, in Ballard v. R. J. Reynolds Tobacco Co., a case filed in September 2007, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the plaintiff to be 45% at fault and RJR Tobacco to be 55% at fault, and awarded $8.55 million in compensatory damages. Punitive damages were not at issue. The plaintiff alleged that as a result of using the defendant’s products, he suffers from bladder cancer and emphysema, and sought an unspecified amount of compensatory and punitive damages. The court entered final judgment against RJR Tobacco in the amount of $4.7 million in October 2012, and in August 2013, the court entered an amended final judgment against RJR Tobacco in the amount of $5 million. RJR Tobacco filed a notice of appeal to the Third DCA and posted a supersedeas bond in the amount of $5 million in October 2013. In March 2015, the Third DCA affirmed the amended final judgment. RJR Tobacco’s motion for rehearing and rehearing en banc was denied on April 30, 2015. On May 29, 2015, RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. On September 24, 2015, the Florida Supreme Court declined to accept jurisdiction. The deadline to file a petition for writ of certiorari with the U.S. Supreme Court is February 19, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

On February 11, 2013, in Evers v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Hillsborough County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Jacqueline Loyd, to be 31% at fault, RJR Tobacco to be 60% at fault and Lorillard Tobacco to be 9% at fault, and awarded $3.23 million in compensatory damages and $12.36 million in punitive damages against RJR Tobacco only. The plaintiff alleged that as a result of using the defendants’ products, the decedent became addicted and suffered from smoking-related diseases and/or conditions, and sought an unspecified amount of damages. In March 2013, the court granted the defendants’ post-trial motions for directed verdict on fraudulent concealment, conspiracy and punitive damages. As a result, the $12.36 million punitive damages award was set aside. The plaintiff’s motion to reconsider directed verdict as to concealment, conspiracy and punitive damages was denied in April 2013. Final judgment was entered in the amount of $1.77 million against RJR Tobacco and approximately $266,000 against Lorillard Tobacco. The plaintiff filed a notice of appeal to the Second DCA, the defendants filed a notice of cross appeal, RJR Tobacco posted a supersedeas bond in the amount of $1.77 million and Lorillard Tobacco posted a supersedeas bond in the amount of approximately $266,000 in May 2013. On November 6, 2015, the Second DCA concluded that the trial court erred in granting the defendants’ motion for directed verdict on claims for fraud by concealment and conspiracy to commit fraud by concealment, and reversed and reinstated the jury’s verdict on those two claims. As a result, the punitive damages award was reinstated, subject to reconsideration of open issues on remand.

On February 13, 2013, in Schoeff v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, James Schoeff, to be 25% at fault, RJR Tobacco to be 75% at fault, and awarded $10.5 million in compensatory damages and $30 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from addiction and one or more smoking-related diseases and/or conditions, including lung cancer, and sought an unspecified amount of damages. In April 2013, final judgment was entered against RJR Tobacco in the amount of $7.88 million in compensatory damages and $30 million in punitive damages. RJR Tobacco filed a notice of appeal to the Fourth DCA, and the plaintiff filed a notice of cross appeal in May 2013. On November 4, 2015, the Fourth DCA reversed the punitive damages portion of the final judgment and remanded the case to the trial court. The trial court was directed to grant RJR Tobacco’s motion for remittitur and, if RJR Tobacco does not agree with the remitted amount, to hold a new trial on punitive damages. On December 2, 2015, the plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court.

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

On May 23, 2013, in Earl Graham v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Faye Graham, to be 70% at fault, RJR Tobacco to be 20% at fault and the remaining defendant to be 10% at fault, and awarded $2.75 million in compensatory damages. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent became addicted, which resulted in her death, and sought an unspecified amount of damages. Final judgment was entered against RJR Tobacco in the amount of $550,000 in May 2013. The defendants filed a joint notice of appeal to the Eleventh Circuit, and RJR Tobacco posted a supersedeas bond in the amount of approximately $556,000 in October 2013. On April 8, 2015, the Eleventh Circuit reversed and ordered entry of judgment for RJR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Tobacco. The Eleventh Circuit held that federal law impliedly preempts claims for strict liability and negligence based on the defect and negligence findings from Engle. On January 21, 2016, the plaintiff’s motion for rehearing en banc was granted. A briefing schedule has not been entered.

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

On June 19, 2013, in Thibault v. R. J. Reynolds Tobacco Co., a case pending in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Evelyn Thibault, to be 30% at fault and RJR Tobacco to be 70% at fault, and awarded $1.75 million in compensatory damages and $1.28 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from chronic obstructive pulmonary disease, and sought an unspecified amount of compensatory and punitive damages. The court determined that comparative fault did not apply to reduce the amount of the verdict. In June 2013, the court entered final judgment against RJR Tobacco in the amount of $3.03 million. RJR Tobacco filed a notice of appeal to the First DCA in August 2013. RJR Tobacco posted a supersedeas bond in the amount of $3.03 million in September 2013. On October 13, 2014, the First DCA affirmed the trial court’s judgment, per curiam. The First DCA also certified a conflict to the Florida Supreme Court with Hess v. Philip Morris USA, Inc., described above. On October 22, 2014, RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. The Florida Supreme Court stayed the case pending disposition of Hess v. Philip Morris USA Inc. On April 2, 2015, in Hess, the Florida Supreme Court held that, in Engle Progeny cases, the defendants cannot raise a statute of repose defense to claims for concealment or conspiracy. On February 2, 2016, the Florida Supreme Court declined to accept jurisdiction of the case.  The deadline to file a petition for writ of certiorari with the U.S. Supreme Court is May 2, 2016.

On September 20, 2013, in Gafney v. R. J. Reynolds Tobacco Co., a case pending in Palm Beach County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Frank Gafney, to be 34% at fault, RJR Tobacco to be 33% at fault and Lorillard Tobacco to be 33% at fault, and awarded $5.8 million in compensatory damages. Punitive damages were not awarded. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent developed chronic obstructive pulmonary disease, and sought an unspecified amount of compensatory damages. Final judgment was entered against RJR Tobacco in the amount of $1.9 million and Lorillard Tobacco in the amount of $1.9 million in September 2013. The defendants filed a joint notice of appeal to the Fourth DCA, and RJR Tobacco and Lorillard Tobacco each posted supersedeas bonds in the amount of $1.9 million in November 2013. The plaintiff filed a notice of cross appeal. Oral argument occurred on January 12, 2016. A decision is pending.

On January 27, 2014, in Harford v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the plaintiff to be 82% at fault and RJR Tobacco to be 18% at fault, and awarded $330,000 in compensatory damages. The plaintiff alleged that as a result of his use of the defendant’s products, he suffers from addiction and lung cancer, and sought an unspecified amount of compensatory and punitive damages. The court granted the plaintiff’s motion for a new trial on compensatory damages in October 2014. This case was resolved as part of the federal Engle Progeny settlement. A dismissal with prejudice was filed on December 9, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

On January 31, 2014, in Cheeley v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Georgia Cheeley, to be 50% at fault and RJR Tobacco to be 50% at fault, and awarded $3 million in compensatory damages and $2 million in punitive damages. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent suffered from one or more smoking-related conditions or diseases, and sought an unspecified amount of compensatory damages. The court entered final judgment against RJR Tobacco in the amount of $1.5 million in compensatory damages and $2 million in punitive damages. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $3.5 million in April 2014. The plaintiff filed a notice of cross appeal in May 2014. Oral argument occurred on January 12, 2016. On January 28, 2016, the Fourth DCA affirmed the judgment of the trial court, per curiam. The deadline to file a motion for rehearing, clarification, motion for written opinion, motion for certification to the Florida Supreme Court or motion for rehearing en banc is February 12, 2016. The deadline to file a notice to invoke the discretionary jurisdiction of the Florida Supreme Court is March 16, 2016.

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

On March 17, 2014, in Clayton v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, David Clayton, to be 90% at fault and RJR Tobacco to be 10% at fault, and awarded $600,000 in compensatory damages. Punitive damages were not awarded. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent suffered from bodily injury and died, and sought an unspecified amount of damages. In July 2014, final judgment was entered against RJR Tobacco in the amount of $60,000 in compensatory damages, together with $163,469 in taxable costs, for a total of $223,469. RJR Tobacco filed a notice of appeal to the First DCA in August 2014. RJR Tobacco posted a supersedeas bond in the amount of approximately $223,000, and the plaintiff filed a notice of cross appeal in September 2014. On October 26, 2015, the First DCA affirmed the final judgment, per curiam. On November 25, 2015, the plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. The Florida Supreme Court stayed proceedings pending disposition of Soffer v. R. J. Reynolds Tobacco Co., described above.

On March 26, 2014, in Bowden v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Duval County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, William Bowden, to be 40% at fault, RJR Tobacco to be 30% at fault and the remaining defendant to be 30% at fault, and awarded $5 million in compensatory damages. Punitive damages were not awarded. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent suffered from unspecified injuries which resulted in his death, and sought an unspecified amount of compensatory and punitive damages. Final judgment was entered against each defendant in the amount of $1.5 million in compensatory damages in March 2014. The defendants filed a joint notice of appeal to the First DCA, the plaintiff filed a notice of cross appeal and RJR Tobacco posted a supersedeas bond in the amount of $1.5 million in June 2014. On February 2, 2016, the First DCA affirmed the judgment of the trial court, per curiam. The deadline to file a motion for rehearing is February 17, 2016.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

On June 23, 2014, in Bakst v. R. J. Reynolds Tobacco Co., now known as Odom v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Juanita Thurston, to be 25% at fault and RJR Tobacco to be 75% at fault, and awarded $6 million in compensatory damages plus $4,209 for funeral expenses and $14 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from nicotine addiction and one or more smoking-related diseases and/or conditions, including lung cancer. The plaintiff sought an unspecified amount of compensatory and punitive damages, recoverable costs and interest. RJR Tobacco’s post-trial motions were denied, and final judgment was entered against RJR Tobacco in the amount of $4.5 million in compensatory damages and $14 million in punitive damages. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $5 million in October 2014. Briefing is complete. Oral argument has not been scheduled.

On July 17, 2014, in Robinson v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Michael Johnson, Sr., to be 29.5% at fault and RJR Tobacco to be 70.5% at fault, and awarded $16.9 million in compensatory damages and determined that the plaintiff was entitled to punitive damages. On July 18, 2014, the jury awarded $23.6 billion in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from lung cancer. The plaintiff sought an unspecified amount of damages, costs and interest. The court entered partial judgment on compensatory damages against RJR Tobacco in the amount of $16.9 million in July 2014. On January 27, 2015, the court denied the defendant’s post-trial motions, but granted the defendant’s motion for remittitur of the punitive damages award. The punitive damages award was remitted to approximately $16.9 million. In February 2015, RJR Tobacco filed an objection to the remitted award of punitive damages and a demand for a new trial on damages. The court granted a new trial on the amount of punitive damages only. The new trial on punitive damages, which was scheduled for June 29, 2015, has been stayed. RJR Tobacco filed a notice of appeal to the First DCA of the partial judgment of compensatory damages and of the order granting a new trial on the amount of punitive damages only, and posted a supersedeas bond in the amount of $5 million. Briefing on the merits is ongoing.

On July 31, 2014, in Harris v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff. The jury allocated fault: (1) for the survival claim as follows: decedent – 60%, RJR Tobacco – 15%, Lorillard – 10%, and the remaining defendant – 15%, and (2) for the wrongful death claim as follows: decedent – 70%, RJR Tobacco – 10%, Lorillard – 10%, and the remaining defendant – 10%. The jury awarded $400,000 in compensatory damages for wrongful death and $1.3 million in compensatory damages for the survival claim. The jury declined to award punitive damages. The plaintiff alleged that as a result of smoking cigarettes manufactured by the defendants, the decedent, Gerald Harris, became addicted and suffered from unspecified smoking-related diseases and/or conditions. The plaintiff sought an unspecified amount of compensatory damages, costs and interest. Final judgment was entered in December 2014. Post-trial motions are pending. In April 2015, the court stayed all post-trial proceedings pending resolution of the petition for en banc consideration in Graham v. R. J. Reynolds Tobacco Co., discussed above.

On August 27, 2014, in Gore v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Indian River County, Florida, the court declared a mistrial because the jury returned a potentially inconsistent verdict. The jury found for the plaintiff on liability, but awarded no compensatory damages and determined that the plaintiff was entitled to punitive damages. The plaintiff alleged that as a result of using the defendants’ products, the decedent, Gloria Gore, suffered from addiction and one or more smoking-related diseases and/or conditions. The plaintiff sought an unspecified amount of damages. Retrial began on March 9, 2015. On March 26, 2015, the jury returned a verdict in favor of the plaintiff, found the decedent 54% at fault, RJR Tobacco 23% at fault and the remaining defendant 23% at fault, and awarded $2 million in compensatory damages. Punitive damages were not awarded. Post-trial motions were denied, and final judgment was entered against RJR Tobacco and the remaining defendant each in the amount of $460,000 in September 2015. RJR Tobacco posted a supersedeas bond in the amount of $460,000 in September 2015, and in October 2015, the defendants filed a joint notice of appeal, and the plaintiff filed a notice of cross appeal to the Fourth DCA. Briefing is underway.

On August 28, 2014, in Wilcox v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Cleston Wilcox, to be 30% at fault and RJR Tobacco to be 70% at fault, and awarded $7 million in compensatory damages and $8.5 million in punitive damages. The plaintiff

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

alleged that as a result of using the defendant’s products, the decedent suffered from addiction and one or more smoking-related diseases and/or conditions. The plaintiff sought an unspecified amount of damages, taxable costs and interest. Final judgment was entered in September 2014 against RJR Tobacco in the amount of $4.9 million in compensatory damages and $8.5 million in punitive damages. RJR Tobacco filed a notice of appeal to the Third DCA and posted a supersedeas bond in the amount of $5 million in February 2015. Briefing is complete. Oral argument has not been scheduled.

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

On August 29, 2014, in Hubbird v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, David Ellsworth, to be 50% at fault and RJR Tobacco to be 50% at fault, and awarded $3 million in compensatory damages and $25 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from smoking-related diseases and/or conditions. The plaintiff sought an unspecified amount of damages. Final judgment was entered against RJR Tobacco in the amount of $28 million. RJR Tobacco filed a notice of appeal to the Third DCA and posted a supersedeas bond in the amount of $5 million in December 2014. Briefing is complete. Oral argument has not been scheduled.

On October 10, 2014, in Lourie v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Hillsborough County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Barbara Lourie, to be 63% at fault, RJR Tobacco to be 3% at fault, Lorillard Tobacco to be 7% at fault and the remaining defendant to be 27% at fault, and awarded approximately $1.37 million in compensatory damages. Punitive damages were not awarded. The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from addiction and one or more smoking-related diseases and/or conditions. The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and interest. Post-trial motions were denied, final judgment was entered, and the defendants filed a joint notice of appeal to the Second DCA in November 2014. RJR Tobacco posted a supersedeas bond in the amount of approximately $41,000, and Lorillard Tobacco posted a supersedeas bond in the amount of $96,000. Briefing is complete. Oral argument is scheduled for March 16, 2016.

On October 22, 2014, in Kerrivan v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the plaintiff to be 19% at fault, RJR Tobacco to be 31% at fault and the remaining defendant to be 50% at fault, and awarded $15.8 million in compensatory damages, and $9.6 million in punitive damages against RJR Tobacco and $15.7 million against the remaining defendant. The plaintiff alleged that as a result of using the defendants’ products, the plaintiff developed one or more smoking-related diseases and/or conditions. The plaintiff sought an unspecified amount of compensatory damages, punitive damages, costs and interest. Final judgment was entered in November 2014. RJR Tobacco filed its post-trial motions on December 11, 2014. In May 2015, the trial court deferred briefing and directed the parties to notify the court when the mandate has been issued in Graham v. R. J. Reynolds Tobacco Co. or Searcy v. R. J. Reynolds Tobacco Co., described above.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Oral argument occurred on October 14, 2015. On October 20, 2015, the First DCA affirmed the judgment of the trial court, per curiam. RJR Tobacco paid approximately $4.9 million in satisfaction of the judgment on January 19, 2016.

On November 18, 2014, in Schleider v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Andrew Schleider, to be 30% at fault and RJR Tobacco to be 70% at fault, and awarded $21 million in compensatory damages. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent suffered from lung cancer and one or more smoking-related diseases and/or conditions. The plaintiff sought an unspecified amount of damages plus taxable costs and interest. In June 2015, post-trial motions were denied, and final judgment was entered against RJR Tobacco in the amount of $14.7 million. RJR Tobacco filed a notice of appeal to the Third DCA and posted a supersedeas bond in the amount of $5 million on July 16, 2015. On September 1, 2015, RJR Tobacco filed a motion to stay the appeal pending the decision by the Florida Supreme Court in Ciccone v. R. J. Reynolds Tobacco Co., described above. The motion was granted on September 21, 2015.

On November 21, 2014, in Perrotto v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Nicholas Perrotto, to be 49% at fault, RJR Tobacco to be 20% at fault, Lorillard Tobacco to be 6% at fault and the remaining defendant to be 25% at fault, and awarded approximately $4.1 million in compensatory damages. Punitive damages were not awarded. The plaintiff alleged that as the result of the use of the defendants’ products, the decedent suffered from one or more smoking-related diseases and/or conditions. The plaintiff sought an unspecified amount of damages, taxable costs and recoverable interest. Final judgment was entered against RJR Tobacco in the amount of approximately $818,000 and against Lorillard Tobacco in the amount of approximately $245,000, and in December 2014, the plaintiff and the defendants filed motions for a new trial. Decisions are pending.

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

On February 10, 2015, in Hecht v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of RJR Tobacco. The plaintiff alleged that as a result of the use of the defendant’s products, he suffers from chronic obstructive pulmonary disease and coronary heart disease. The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and interest. Post-trial proceedings have been stayed until resolution of the petition for en banc consideration in Graham v. R. J. Reynolds Tobacco Co., described above. However, the court entered final judgment in favor of RJR Tobacco on January 7, 2016.

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

On February 24, 2015, in Caprio v. R. J. Reynolds Tobacco Co., a jury advised the court that it could not reach a unanimous verdict. The court directed the jury to complete the verdict form on those individual verdict questions where there was unanimous agreement. The jury did not reach unanimous agreement on all questions and completed only part of the verdict form. The defendants moved for a mistrial, and the plaintiff moved for entry of a partial verdict. The Court requested post-trial briefing. In May 2015, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

court advised that it accepted the questions answered by the jurors as a partial verdict. The court also denied the defendants’ post-trial motions. A new trial will be held on the remaining issues, including comparative fault allocation. The defendants filed a notice of appeal to the Fourth DCA on May 26, 2015, and briefing is underway. The plaintiff filed a motion to dismiss the appeal on June 16, 2015. A decision on that motion is pending.

On February 26, 2015, in Zamboni v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the U.S. District Court for the Middle District of Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Robert Hoover, to be 60% at fault, RJR Tobacco to be 30% at fault and the remaining defendant to be 10% at fault, and awarded $340,000 in compensatory damages. Punitive damages were not awarded. The plaintiff alleged that as a result of the use of the defendants’ products, the decedent suffered from cerebrovascular disease, coronary heart disease and lung cancer. The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and interest. Post-trial motions are pending. The court stayed the case pending resolution of the petition for en banc consideration in Graham v. R. J. Reynolds Tobacco Co., discussed above.

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

On March 25, 2015, in Pollari v. R. J. Reynolds Tobacco Co., a case filed in May 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Paul Pollari, to be 15% at fault, RJR Tobacco to be 42.5% at fault and the remaining defendant to be 42.5% at fault, and awarded $10 million in compensatory damages and $1.5 million in punitive damages against each defendant. The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from lung cancer. The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and interest. Final judgment was entered against the defendants in the amount of $10 million in compensatory damages and $1.5 million in punitive damages against each defendant. Post-trial motions were denied on January 4, 2016. A second amended final judgment was entered against RJR Tobacco on January 12, 2016, awarding $4.25 million in compensatory damages and $1.5 million in punitive damages. The defendants filed a joint notice of appeal to the Fourth DCA on January 27, 2016.

On April 2, 2015, in Ryan v. R. J. Reynolds Tobacco Co., a case filed in August 2007, in the Circuit Court, Broward County, Florida, the court declared a mistrial due to the opinion being issued by the Florida Supreme Court in Hess v. Philip Morris USA Inc. The plaintiff alleges that as a result of using the defendants’ products, he developed chronic obstructive pulmonary disease. The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and interest. Retrial began on April 8, 2015. On April 17, 2015, the jury returned a verdict in favor of the plaintiff, found the plaintiff to be 35% at fault and RJR Tobacco to be 65% at fault and awarded $21.5 million in compensatory damages and $25 million in punitive damages. In May 2015, RJR Tobacco filed its post-trial motions, and final judgment was entered against RJR Tobacco in the amount of $21.5 million in compensatory damages and $25 million in punitive damages. At a hearing on December 4, 2015, the court denied RJR Tobacco’s motion for a new trial, but ruled that the judgment would be amended to reduce the compensatory damages award to reflect the jury’s allocation of fault to the smoker. The court has not yet entered the amended final judgment or filed written orders denying the defendant’s post-trial motions.

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

On July 13, 2015, in McCoy v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Glodine McCoy, 35% at fault, RJR Tobacco 25% at fault, Lorillard Tobacco 20% at fault and the remaining defendant 20% at fault, and awarded $1.5 million in compensatory damages. The jury also awarded $3 million in punitive damages against each defendant. The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from lung cancer and other smoking-related diseases and/or conditions. The plaintiff sought an unspecified amount of compensatory and punitive damages, recoverable costs and interest. In August 2015, the court entered final judgment against RJR Tobacco, RJR Tobacco as successor-by-merger to Lorillard Tobacco, and the remaining

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

defendant, jointly and severally, in the amount of $1.5 million in compensatory damages and $3 million in punitive damages against each of RJR Tobacco, RJR Tobacco as successor-by-merger to Lorillard Tobacco, and the remaining defendant. Post-trial motions were denied and an amended final judgment was entered in the amount of $370,000 in compensatory damages and $3 million in punitive damages against RJR Tobacco, $300,000 in compensatory damages and $3 million in punitive damages against RJR Tobacco as successor-by-merger to Lorillard Tobacco, and $300,000 in compensatory damages and $3 million in punitive damages against the remaining defendant on January 4, 2016. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of approximately $3.35 million, and the plaintiff filed a notice of cross appeal in January 2016. Briefing is underway.

On July 29, 2015, in Collar v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Indian River County, Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that as a result of using the defendants’ products, she suffers from chronic obstructive pulmonary disease and heart disease. The plaintiff sought an unspecified amount of damages, costs and interest. Final judgment was entered in September 2015. Post-trial motions were denied on September 15, 2015. In October 2015, the plaintiff filed a notice of appeal and the defendants filed a joint notice of cross appeal to the Fourth DCA. Briefing is underway.

On August 7, 2015, in Block v. R. J. Reynolds Tobacco Co., a case filed in October 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Lillian Kaplan, 50% at fault, RJR Tobacco 50% at fault, and awarded approximately $1.03 million in compensatory damages and $800,000 in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from chronic obstructive pulmonary disease and emphysema. The plaintiff sought an unspecified amount of compensatory damages, costs and interest. Final judgment was entered against RJR Tobacco in the amount of approximately $926,000 in compensatory damages and $800,000 in punitive damages in September 2015. On December 9, 2015, the court granted RJR Tobacco’s motion to alter or amend the judgment in part in light of the Fourth DCA’s decision in Schoeff v. R. J. Reynolds Tobacco Co., described above. The court decided that the intentional tort exception in Section 768.81, Florida Statutes, does not apply to the fraud and conspiracy claims brought by Engle Progeny plaintiffs. As a result, an amended final judgment was entered in the amount of approximately $463,000 in compensatory damages and $800,000 in punitive damages. All other post-trial motions were denied. In January 2016, RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of approximately $1.3 million, and the plaintiff filed a notice of cross appeal to the Fourth DCA. Briefing is underway.

On August 18, 2015, in Santos v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of RJR Tobacco. The plaintiff alleged that as a result of using the defendant’s products, the decedent, Renato Santos, suffered from emphysema and chronic obstructive pulmonary disease. The plaintiff sought, among other forms of relief, an unspecified amount of compensatory and punitive damages. Final judgment was entered on September 21, 2015. The plaintiff did not seek further review.

On September 1, 2015, in Lewis v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Volusia County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Rosemary Lewis, 75% at fault, RJR Tobacco 25% at fault, and awarded $750,000 in compensatory damages. Punitive damages were not awarded. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from one or more smoking-related diseases or conditions. The plaintiff sought an unspecified amount of compensatory and punitive damages. Post-trial motions were denied on December 17, 2015. Final judgment has not been entered.

On September 8, 2015, in Cooper v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the plaintiff 50% at fault, RJR Tobacco 40% at fault and the remaining defendant 10% at fault, and awarded $4.5 million in compensatory damages. Punitive damages were not awarded. The plaintiff alleged that as a result of using the defendants’ products, she suffers from one or more smoking-related diseases or conditions, and sought an unspecified amount of compensatory and punitive damages, costs and interest. Post-trial motions were denied on December 2, 2015. Final judgment has not been entered.

On September 11, 2015, in Duignan v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Pinellas County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Douglas Duignan, 33% at fault, RJR Tobacco 30% at fault, the remaining defendant 37% at fault, and awarded $6 million in compensatory damages and $2.5 million in punitive damages against RJR Tobacco and $3.5 million in punitive damages against the remaining defendant. The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from lung cancer. The plaintiff sought an unspecified amount of compensatory damages, punitive damages, taxable costs and interest. Final judgment was entered against RJR Tobacco and the remaining defendant in the amount of $6 million in compensatory damages and $2.5 million in punitive damages against RJR Tobacco and $3.5 million in punitive damages against the remaining defendant. Post-trial motions were denied in October 2015. The defendants filed a joint notice of appeal to the Second DCA, and RJR Tobacco posted a supersedeas bond in the amount of approximately $2.3 million, in November 2015. Briefing is underway.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

On September 11, 2015, in O’Hara v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Garry O’Hara, 15% at fault and RJR Tobacco 85% at fault, and awarded $14.7 million in compensatory damages and $20 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from one or more smoking-related diseases or conditions. The plaintiff sought an unspecified amount of compensatory and punitive damages. Final judgment was entered in September 2015 against RJR Tobacco in the amount of $14.7 million in compensatory damages and $20 million in punitive damages. Post-trial motions were denied in November 2015. RJR Tobacco filed a notice of appeal to the First DCA on December 12, 2015.

On September 22, 2015, in Suarez v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Miami-Dade County, Florida, the jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that as a result of using the defendants’ products, the decedent, Pio Suarez, suffered from one or more smoking-relating diseases and/or conditions. The plaintiff sought an unspecified amount of compensatory damages, costs and interest. Post-trial motions were denied, and final judgment was entered in November 2015. The plaintiff filed a notice of appeal, and the defendants filed a notice of cross appeal, to the Third DCA in December 2015. Briefing is underway.

On October 5, 2015, in Gordon v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Charlotte County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Ann Gordon, 98% at fault and RJR Tobacco 2% at fault, and awarded $5,000 in compensatory damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from one or more smoking-related diseases or conditions. The plaintiff sought an unspecified amount of damages plus taxable costs and interest. Final judgment was entered against RJR Tobacco in the amount of $100. The plaintiff did not seek further review.

On October 6, 2015, in Marchese v. R. J. Reynolds Tobacco Co., a case filed in April 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Salvatore Gertrude, 55% at fault, RJR Tobacco 22.5% at fault, and the remaining defendant 22.5% at fault, and awarded $1 million in compensatory damages. The jury also awarded $250,000 in punitive damages against each defendant. The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from one or more smoking-related diseases or conditions. The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and interest. Post-trial motions are pending. Final judgment has not been entered.

On October 26, 2015, in Robertson v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of RJR Tobacco. The plaintiff alleged that as a result of using the defendant’s products, the decedent, David Robertson, suffered from lung cancer. The plaintiff sought an unspecified amount of compensatory damages and interest. Final judgment was entered on November 12, 2015. The plaintiff did not seek further review.

On November 18, 2015, in Barbose v. R. J. Reynolds Tobacco Co., a case pending in Pasco County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, John Barbose, 15% at fault, RJR Tobacco 42.5% at fault and the remaining defendant 42.5% at fault, and awarded $10 million in compensatory damages and $1 million in punitive damages. The damages are to be split equally. The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from one or more smoking-related diseases and/or conditions. The plaintiff sought an unspecified amount of compensatory and punitive damages. Post-trial motions were denied on January 21, 2016. The deadline to file a notice of appeal is February 22, 2016.
On November 20, 2015, in Fanali v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of RJR Tobacco. The plaintiff alleged that as a result of using the defendant’s products, the decedent, Thomas Cavalier, suffered from lung cancer and other smoking-related diseases and/or conditions. The plaintiff sought an unspecified amount of compensatory and punitive damages. Final judgment was entered in favor of RJR Tobacco on December 17, 2015. In January 2016, the plaintiff filed a notice of appeal, and RJR Tobacco filed a notice of cross appeal, to the Fourth DCA. Briefing is underway.

On November 23, 2015, in Shulman v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that as a result of using the defendants’ products, he suffers from bladder cancer, coronary artery disease and chronic obstructive pulmonary disease. The plaintiff sought an unspecified amount of compensatory and punitive damages. Final judgment was entered, the plaintiff filed a notice of appeal and an amended notice of appeal, and the defendants filed a notice of cross appeal to the Fourth DCA in December 2015. Briefing is underway.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

On November 24, 2015, in Green v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of RJR Tobacco. The plaintiff alleged that as a result of using the defendant’s products, she suffers from emphysema. The plaintiff sought an unspecified amount of compensatory and punitive damages. Post-trial motions are pending.

On December 9, 2015, in Monroe v. R. J. Reynolds Tobacco Co., a case pending in Gadsden County, Florida, a jury returned a verdict in favor of the plaintiff, found the plaintiff 42% at fault and RJR Tobacco 58% at fault, and awarded $11 million in compensatory damages. Punitive damages were not awarded. The plaintiff alleged that as a result of using the defendant’s products, she developed laryngeal cancer. The plaintiff sought an unspecified amount of damages. Final judgment was entered against RJR Tobacco in the amount of $6.38 million in compensatory damages on December 31, 2015. Post-trial motions are pending.

On December 21, 2015, in Ledoux v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Patricia Ledoux, 6% at fault, RJR Tobacco 47% at fault and the remaining defendant 47% at fault, and awarded $10 million in compensatory damages and $12.5 million in punitive damages against each defendant. The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from lung cancer. The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and interest. Final judgment was entered against the defendants, jointly and severally, in the amount of $10 million in compensatory damages. Punitive damages of $12.5 million was entered against each defendant. Post-trial motions are pending.

On January 25, 2016, in Howles v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Broward County, Florida, the court declared a mistrial because the jury was unable to reach a unanimous verdict. The plaintiff alleged that as a result of using the defendants’ products, she developed an addiction and suffers from one or more smoking-related diseases, including lung cancer. The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and interest. A new trial date has not been scheduled.

On January 26, 2016, in Rounds v. R. J. Reynolds Tobacco Co., a case filed in December 2007, in the Circuit Court, Volusia County, Florida, a jury returned a verdict in favor of RJR Tobacco. The plaintiff alleged that as a result of using the defendant’s products, the decedent, Terrence Rounds, allegedly suffered from lung cancer. The plaintiff sought an unspecified amount of compensatory damages, costs and interest.

On January 26, 2016, in Ewing v. R. J. Reynolds Tobacco Co., a case pending in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, James Ewing, 98% at fault, RJR Tobacco 2% at fault and the remaining defendant 0% at fault, and awarded $240,000 in compensatory damages. Punitive damages were not awarded. The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from one or more smoking-related diseases. The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and interest. Post-trial motions are due by February 12, 2016.

Broin II Cases

RJR Tobacco, Lorillard Tobacco, B&W and other cigarette manufacturer defendants settled Broin v. Philip Morris, Inc. in October 1997. This case had been brought in Florida state court on behalf of flight attendants alleged to have suffered from diseases or ailments caused by exposure to ETS in airplane cabins. The settlement agreement required the participating tobacco companies to pay a total of $300 million in three annual $100 million installments, allocated among the companies by market share, to fund research on the early detection and cure of diseases associated with tobacco smoke. It also required those companies to pay a total of $49 million for the plaintiffs’ counsel’s fees and expenses. RJR Tobacco’s portion of these payments was approximately $86 million; Lorillard Tobacco’s portion of these payments was approximately $57 million; and B&W’s portion of these payments was approximately $31 million. The settlement agreement bars class members from bringing aggregate claims or obtaining punitive damages and also bars individual claims to the extent that they are based on fraud, misrepresentation, conspiracy to commit fraud or misrepresentation, RICO, suppression, concealment or any other alleged intentional or willful conduct. The defendants agreed that, in any individual case brought by a class member, the defendant will bear the burden of proof with respect to whether ETS can cause certain specifically enumerated diseases, referred to as “general causation.” With respect to all other issues relating to liability, including whether an individual plaintiff’s disease was caused by his or her exposure to ETS in airplane cabins, referred to as “specific causation,” the individual plaintiff will have the burden of proof. On September 7, 1999, the Florida Supreme Court approved the settlement. The Broin II cases arose out of the settlement of this case.

On October 5, 2000, the Broin court entered an order applicable to all Broin II cases that the terms of the Broin settlement agreement do not require the individual Broin II plaintiffs to prove the elements of strict liability, breach of warranty or negligence.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Under this order, there is a rebuttable presumption in the plaintiffs’ favor on those elements, and the plaintiffs bear the burden of proving that their alleged adverse health effects actually were caused by exposure to ETS in airplane cabins, that is, specific causation.

As of December 31, 2015, there were 2,499 Broin II lawsuits pending in Florida. There have been no Broin II trials since 2007.

Class-Action Suits

Overview. As of December 31, 2015, 16 class-action cases, excluding the shareholder cases described below, were pending in the United States against Reynolds Defendants. These class actions seek recovery for personal injuries allegedly caused by cigarette smoking or, in some cases, for economic damages allegedly incurred by cigarette or e-cigarette purchasers.

In 1996, the Fifth Circuit Court of Appeals in Castano v. American Tobacco Co. overturned the certification of a nation-wide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of state-wide, rather than nation-wide, classes. Class-action suits based on claims similar to those asserted in Castano, claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS, or claims that seek primarily economic damages are pending against RJR Tobacco, Lorillard Tobacco, or their affiliates or indemnitees in state or federal courts in Illinois, Louisiana, Missouri, West Virginia, California, Florida, New York and New Mexico. All pending class-action cases are discussed below.

The pending class actions against RJR Tobacco or its affiliates or indemnitees include four cases alleging that the use of the term “lights” constitutes unfair and deceptive trade practices under state law or violates the federal RICO statute. Such suits are pending in state or federal courts in Illinois and Missouri and are discussed below under “— ‘Lights’ Cases.”

E-cigarette class-action cases are pending against RJR Vapor, RAI, and other RAI affiliates in California. In general, the plaintiffs allege that RJR Vapor, Lorillard Tobacco, and other RAI affiliates made false and misleading claims that e-cigarettes are less hazardous than other cigarette products or failed to disclose that e-cigarettes expose users to certain substances. The cases are typically filed pursuant to state consumer protection and related statutes and seek recovery of economic damages.

Several class actions relating to claims in advertising and promotional materials for SFNTC’s NATURAL AMERICAN SPIRIT brand cigarettes are pending in federal courts. In general, these plaintiffs allege that use of the words “natural,” “additive-free,” or “organic” in NATURAL AMERICAN SPIRIT advertising and promotional materials suggests that those cigarettes are less harmful than other cigarettes and, for that reason, violated state consumer protection statutes or amounted to fraud or a negligent or intentional misrepresentation. The cases seek various combinations of recovery, including economic damages, treble damages, statutory damages, punitive damages, injunctive relief (including medical monitoring), and attorneys’ fees, costs and expenses.

Finally, certain third-party payers have filed health-care cost recovery actions in the form of class actions. These cases are discussed below under “— Health-Care Cost Recovery Cases.”

Few smoker class-action complaints have been certified or, if certified, have survived on appeal. Eighteen federal courts, including two courts of appeals, and most state courts that have considered the issue have rejected class certification in such cases. Apart from the Castano case discussed above, only two smoker class actions have been certified by a federal court — In re Simon (II) Litigation, and Schwab [McLaughlin] v. Philip Morris USA, Inc., both of which were filed in the U.S. District Court for the Eastern District of New York and were ultimately decertified.

Camel Cash Cases. Sateriale v. R. J. Reynolds Tobacco Co., is a class action filed in November 2009 in the U.S. District Court for the Central District of California relating to the termination of a series of promotions by RJR Tobacco’s CAMEL brand from 1991 to 2007 known as “Camel Cash.” The plaintiffs originally brought the case on behalf of a putative class of all persons who tried unsuccessfully to redeem Camel Cash certificates from October 1, 1991 through March 31, 2007, or who held Camel Cash certificates as of March 31, 2007. The plaintiffs alleged that RJR Tobacco failed to have any rewards available during the final promotional period. The plaintiffs alleged claims based on the California Unfair Competition Law, the California Consumer Legal Remedies Law, breach of contract and promissory estoppel, and the plaintiffs sought injunctive relief, actual damages, costs and expenses. In January 2010, RJR Tobacco filed a motion to dismiss. In February 2010, the plaintiffs filed an amended complaint. In the amended complaint, the proposed class definition changed to a class consisting of all persons who reside in the U.S. and tried unsuccessfully to redeem Camel Cash certificates, also referred to as C-Notes, from October 1, 2006 to March 31, 2007. The plaintiffs also proposed a California subclass consisting of persons in California meeting the same criteria. In May 2010, RJR Tobacco’s motion to dismiss the amended complaint for lack of subject matter jurisdiction and, alternatively, for failure to state a claim was granted with leave to amend. The plaintiffs filed a second amended complaint. In July 2010, RJR Tobacco’s motion to dismiss the second amended complaint was granted with leave to amend. The plaintiffs filed a third amended complaint, and RJR Tobacco filed a motion to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

dismiss in September 2010. In December 2010, the district court granted RJR Tobacco’s motion to dismiss with prejudice and entered final judgment. In January 2011, the plaintiffs filed a notice of appeal. In July 2012, the U.S. Court of Appeals for the Ninth Circuit, referred to as the Ninth Circuit, affirmed the dismissal of the plaintiffs’ claims under the California Unfair Competition Law and the California Consumer Legal Remedies Acts and reversed the dismissal of the plaintiffs’ claims for promissory estoppel and breach of contract. In October 2012, the Ninth Circuit denied RJR Tobacco’s motion for rehearing or rehearing en banc. RJR Tobacco filed its answer to the plaintiffs’ third amended complaint in December 2012. Following the completion of discovery in June 2014, RJR Tobacco filed a motion for summary judgment, and the plaintiffs filed a motion for class certification. On December 19, 2014, the district court denied RJR Tobacco’s motion for summary judgment, declined to certify a national class, found that the plaintiffs’ promissory estoppel claim could not be tried on a class basis, and, on the plaintiffs’ breach of contract claim, certified a class of “all persons in California who, as adult smokers, were assigned registration numbers by RJR Tobacco, collected C-Notes, and held C-Notes as of October 1, 2006.” RJR Tobacco filed a motion to decertify the class and further discovery was stayed. Subsequently, the parties agreed to a settlement. Pursuant to the proposed settlement, RJR Tobacco would make available non-tobacco merchandise to class members for Camel Cash that they held on October 1, 2006, and pay plaintiffs’ counsel $4.75 million in fees and costs. On January 19, 2016, the court granted its preliminary approval order for the settlement. A fairness hearing will be held by the court on May 2, 2016.

In Feinman v. R. J. Reynolds Tobacco Co., a putative class action filed in September 2015, in the U.S. District Court for the Southern District of New York, the plaintiff brought a case against RJR Tobacco on behalf of a putative class of residents of New York, Iowa and South Dakota who were excluded from the California class in Sateriale; namely, all persons who resided in New York, Iowa or South Dakota as of October 1, 2006, and who, as adult smokers, purchased Camel-brand filtered cigarettes along with C-Notes, collected C-Notes and held C-Notes as of October 1, 2006. The plaintiff alleges breach of contract claims based on the termination of a series of promotions by RJR Tobacco’s Camel brand from 1991 to 2007 known as “Camel Cash.” On September 28, 2015, RJR Tobacco accepted service of process of the complaint. On January 16, 2016, the court conditionally approved the parties’ settlement agreement and dismissal of the case subject to the court in Sateriale granting its final approval of that settlement agreement.

E-Cigarette Cases. In Diek v. Lorillard Tobacco Co., a putative class action filed in April 2015, in the Superior Court of California, Orange County, the plaintiff brought a case against Lorillard Tobacco and two affiliated entities on behalf of a putative class of purchasers of one or more blu brand e-cigarettes, including e-juices, components thereof, cartridges or accessories sold by the defendants. The plaintiff alleges that certain advertising, marketing and packaging materials for blu brand e-cigarettes made deceptive claims and omitted material information. The plaintiff seeks injunctive relief under California Civil Code §1,750 et seq., injunctive and equitable relief under California Business & Professions Code §17,200 et seq., injunctive relief and damages under California Business and Professions Code §17,500 et seq., and damages for purported breaches of express warranty. On June 18, 2015, pursuant to the terms of the Asset Purchase Agreement, RAI tendered the defense of this action to, and sought indemnification for this action from, Imperial Sub. On June 26, 2015, the defendants removed the action to the U.S. District Court for the Central District of California. On October 2, 2015, the plaintiffs filed an amended complaint naming as defendants RAI, two RAI affiliates, Imperial Sub, and two Imperial Sub affiliates. Pursuant to the terms and conditions of the Asset Purchase Agreement, Imperial Sub has agreed to defend and indemnify RAI and its affiliates.

In Whitney v. ITG Brands, LLC, a putative class action filed in September 2015, in the U.S. District Court for the Northern District of California, the plaintiff brought a case against RAI, an RAI affiliate, Imperial Sub, and an Imperial Sub affiliate on behalf of a putative class of purchasers of blu brand e-cigarettes. The plaintiff alleges that certain advertising, marketing and packaging materials for blu brand e-cigarettes failed to advise purchasers and users that they potentially could be exposed to formaldehyde. The plaintiff asserts claims under California Business & Professions Code §17,200 et seq. and California Civil Code §1,750 et seq. and seeks declaratory relief, restitution, disgorgement, injunctive relief and damages. On September 18, 2015, pursuant to the terms of the Asset Purchase Agreement, RAI tendered the defense of this action to, and sought indemnification for this action from, Imperial Sub. Pursuant to the terms and conditions of the Asset Purchase Agreement, Imperial Sub has agreed to defend and indemnify RAI and its affiliate.

In Harris v. R. J. Reynolds Vapor Co., a putative class action filed in September 2015, in the U.S. District Court for the Northern District of California, the plaintiff brought a case against RJR Vapor on behalf of a putative class of purchasers of VUSE e-cigarettes. The plaintiff alleges that certain advertising, marketing and packaging materials for VUSE e-cigarettes failed to advise purchasers and users that they potentially could be exposed to formaldehyde and acetaldehyde. The plaintiff asserts claim under California Business & Professions Code § 17,200 et seq. and California Civil Code § 1,750 et seq. and seeks declaratory relief, restitution, disgorgement, injunctive relief and damages. RJR Vapor accepted service of process on September 23, 2015. An amended complaint was subsequently filed alleging a violation of Proposition 65. RJR Vapor filed a motion to dismiss on January 8, 2016. A decision is pending.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

In Center for Environmental Health v. NJoy, Inc., on November 19, 2015, the Center for Environmental Health filed a complaint in the Superior Court, Alameda County, California against RJR Vapor and several other e-cigarette manufacturers asserting a violation of Proposition 65 for not disclosing that electronic cigarettes, including VUSE, allegedly expose consumers to formaldehyde and acetaldehyde. RJR Vapor filed an answer on December 29, 2015.

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

The seminal “lights” class-action case involves RJR Tobacco’s competitor, Philip Morris, Inc. Trial began in Price v. Philip Morris, Inc. in January 2003. In March 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Philip Morris pursued various avenues of relief from the $12 billion bond requirement. On December 15, 2005, the Illinois Supreme Court reversed the lower court’s decision and sent the case back to the trial court with instructions to dismiss the case. On December 5, 2006, the trial court granted the defendant’s motion to dismiss and for entry of final judgment. The case was dismissed with prejudice the same day. In December 2008, the plaintiffs filed a petition for relief from judgment, stating that the U.S. Supreme Court’s decision in Good v. Altria Group, Inc. rejected the basis for the reversal. The trial court granted the defendant’s motion to dismiss the plaintiffs’ petition for relief from judgment in February 2009. In March 2009, the plaintiffs filed a notice of appeal to the Illinois Appellate Court, Fifth Judicial District, requesting a reversal of the February 2009 order and remand to the circuit court. On February 24, 2011, the appellate court entered an order, concluding that the two-year time limit for filing a petition for relief from a final judgment began to run when the trial court dismissed the plaintiffs’ lawsuit on December 18, 2006. The appellate court therefore found that the petition was timely, reversed the order of the trial court, and remanded the case for further proceedings. Philip Morris filed a petition for leave to appeal to the Illinois Supreme Court. On September 28, 2011, the Illinois Supreme Court denied Philip Morris’s petition for leave to appeal and returned the case to the trial court for further proceedings. In December 2012, the trial court denied the plaintiffs’ petition for relief from the judgment. The plaintiffs filed a notice of appeal to the Illinois Appellate Court, Fifth Judicial District. In April 2014, the appellate court reinstated the 2003 verdict. In May 2014, Philip Morris filed a petition for leave to appeal to the Illinois Supreme Court and a motion for supervisory order. Philip Morris has requested the Illinois Supreme Court to direct the Fifth Judicial District to vacate its April 2014 judgment and to order the Fifth Judicial District to affirm the trial court’s denial of the plaintiff’s petition for relief from the judgment, or in the alternative, grant its petition for leave to appeal. On September 24, 2014, the Illinois Supreme Court agreed to hear Philip Morris’s appeal. In November 2015, the Illinois Supreme Court vacated the judgments of the lower courts and dismissed the case without prejudice to allow the plaintiffs to file a motion to recall the mandate. The plaintiffs filed a motion to recall the mandate or for other appropriate relief in the Illinois Supreme Court, which was denied on January 11, 2016.

In Turner v. R. J. Reynolds Tobacco Co., a case filed in February 2000, in Circuit Court, Madison County, Illinois, a judge certified a class in November 2001. In November 2003, the Illinois Supreme Court granted RJR Tobacco’s motion for a stay pending the court’s final appeal decision in the Price case mentioned above. The stay subsequently expired, and the court accordingly scheduled a series of status conferences, all of which were continued by agreement of the parties. The next status conference is scheduled for February 24, 2016.

In Howard v. Brown & Williamson Tobacco Corp., another case filed in February 2000 in Circuit Court, Madison County, Illinois, a judge certified a class in December 2001. In June 2003, the trial judge issued an order staying all proceedings pending resolution of the Price case mentioned above. The plaintiffs appealed this stay order to the Illinois Fifth District Court of Appeals, which affirmed the Circuit Court’s stay order in August 2005. There is currently no activity in the case.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

stayed the case pending U.S. Supreme Court review in Good v. Altria Group, Inc. A nominal trial date of January 10, 2011 was scheduled, but it did not proceed at that time. A status conference is scheduled for February 22, 2016.

Finally, in Black v. Brown & Williamson Tobacco Corp., a case filed in November 2000 in Circuit Court, City of St. Louis, Missouri, the trial court, in April 2008, stayed the case pending U.S. Supreme Court review in Good v. Altria Group, Inc. A nominal trial date of January 10, 2011, was scheduled, but it did not proceed at that time. A status conference is scheduled for February 22, 2016.

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

No Additive/Natural Claim Cases. Following the FDA’s August 27, 2015, warning letter to SFNTC relating to the use of the words “natural” and “additive-free” in the labeling, advertising, and promotional materials for NATURAL AMERICAN SPIRIT brand cigarettes, plaintiffs purporting to bring claims on behalf of themselves and others have filed putative class actions against SFNTC and RAI. There are currently a total of seven such actions that are pending in the U.S. district courts for the Southern and Middle Districts of Florida, Southern District of New York, District of New Mexico, and Northern District of California. The claims asserted in these actions are based on alleged violations of state deceptive and unfair trade practice statutes, state common law, fraud, negligent misrepresentation, and unjust enrichment, and the cases seek various combinations of recovery, including economic damages, injunctive relief, interest, restitution, disgorgement, treble and punitive damages, and attorneys’ fees and costs. On January 6, 2016, the plaintiffs in one of these actions filed a motion before the U.S. Judicial Panel On Multidistrict Litigation to consolidate these actions, referred to as the MDL Motion. SFNTC and RAI responded to the motion on January 27, 2016, and the hearing before the Judicial Panel On Multidistrict Litigation is anticipated on the Panel’s March 31, 2016 or May 26, 2016 hearing dates.

In Sproule v. Santa Fe Natural Tobacco Co., a putative class action filed in September 2015, in the U.S. District Court for the Southern District of Florida, the plaintiff brought a case against SFNTC and RAI on behalf of a nationwide putative class of purchasers of Natural American Spirit brand cigarettes. The plaintiff alleges that use of the words “natural,” “additive-free,” “organic,” and “unadulterated tobacco product,” suggests that Natural American Spirit brand cigarettes are healthier than or present reduced health risks as compared to other cigarettes. The plaintiff asserts claims based on alleged violations of the Florida Deceptive and Unfair Trade Practices Act, as well as claims for fraud, negligent misrepresentation, unjust enrichment, and, as to RAI, for aiding and abetting and vicarious liability. The plaintiff seeks injunctive relief, including medical monitoring and smoking cessation programs, compensatory damages, civil penalties and statutory damages, prejudgment and post-judgment interest, attorneys’ fees and punitive damages. The defendants filed a motion to dismiss on December 15, 2015. On January 26, 2016, the Sproule court stayed all proceedings pending resolution of the MDL Motion.

In Brattain v. Santa Fe Natural Tobacco Co., a putative class action filed in October 2015, in the U.S. District Court for the Northern District of California, the plaintiff brought the case against SFNTC and RAI on behalf of a putative class of California purchasers of Natural American Spirit brand cigarettes. The plaintiff alleges that use of the words “natural,” “100% additive free,” and “organic” suggests that Natural American Spirit brand cigarettes are healthier than or present reduced health risks as compared to other cigarettes. The plaintiff asserts claims based on alleged violations of the California Business & Professions Code § 17,500 et seq., California Business & Professions Code § 17,200 et seq. and California Civil Code § 1,750 et seq., and seeks injunctive relief, restitution, disgorgement, compensatory damages, attorneys’ fees, costs and prejudgment and post-judgment interest. The defendants filed a motion to dismiss on December 14, 2015. On January 22, 2016, the Brattain court stayed all proceedings pending resolution of the MDL Motion.

In Rothman v. Santa Fe Natural Tobacco Co., a putative class action filed in November 2015, in the U.S. District Court for the Southern District of New York, the plaintiff brought a case against SFNTC and RAI on behalf of a putative class of New York purchasers of NATURAL AMERICAN SPIRIT brand cigarettes. The plaintiff alleges that the use of the words “natural” and “additive-free” suggest that NATURAL AMERICAN SPIRIT brand cigarettes present a lower risk of tobacco-related disease and are less harmful than other commercially available cigarettes. The plaintiff asserts claims based on alleged violations of New York General Business Law §§ 349-50 and a claim for unjust enrichment. The plaintiff seeks injunctive relief, compensatory damages, statutory damages, restitution, and attorneys’ fees and expenses. The defendants have not yet filed their initial response. On January 25, 2016, the parties jointly requested a stay of all proceedings pending resolution of the MDL Motion.

In Dunn v. Santa Fe Natural Tobacco Co., a putative class action filed in December 2015, in the U.S. District Court for the District of New Mexico, the plaintiff brought a case against SFNTC on behalf of a nationwide putative class (and Minnesota subclass) of purchasers of NATURAL AMERICAN SPIRIT brand cigarettes. The plaintiff alleges that the use of the word “natural” suggests

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

that NATURAL AMERICAN SPIRIT brand cigarettes are less harmful than other commercially available cigarettes. The plaintiff asserts claims based on alleged violations of the Minnesota Consumer Fraud Act, Minnesota Unlawful Trade Practices Act, Minnesota Deceptive Trade Practices Act, Minnesota False Advertising Law, and New Mexico Unfair Trade Practices Act, negligent misrepresentation, and unjust enrichment. The plaintiff seeks compensatory, treble, and punitive damages, restitution, disgorgement, injunctive relief, and attorneys’ fees and costs. The defendants have not yet filed their initial response. On February 1, 2016, the parties filed a joint motion to stay all proceedings pending resolution of the MDL Motion.

In Haksal v. Santa Fe Natural Tobacco Co., a putative class action filed in December 2015, in the U.S. District Court for the District of New Mexico, the plaintiffs brought a case against SFNTC and RAI on behalf of a nationwide putative class (and California, Illinois, Minnesota, and New Mexico subclasses) of purchasers of NATURAL AMERICAN SPIRIT brand cigarettes. The plaintiffs allege that the use of the words “natural,” “additive-free,” and “organic” and the use of Native American imagery, suggests that NATURAL AMERICAN SPIRIT brand cigarettes are less harmful than other commercially available cigarettes. The plaintiffs further challenge use of the description “natural” based on alleged use of artificial fertilizers and tobacco produced from genetically modified organism (GMO) tobacco, and allege false and misleading environmental claims. The plaintiffs assert claims based on alleged violations of the New Mexico Unfair Practices Act, New Mexico False Advertising Act, California Unfair Competition Law, California False Advertising Law, Minnesota Uniform Deceptive Trade Practices Act, Minnesota Prevention of Consumer Fraud Act, Minnesota False Statement in Advertising Act, Illinois Consumer Fraud and Deceptive Business Practices Act, and Illinois Uniform Deceptive Trade Practices Act, fraud, intentional misrepresentation, deceit, negligent misrepresentation, quasi-contract, and unjust enrichment. The plaintiffs seek compensatory exemplary, treble, and punitive damages, restitution, disgorgement, attorneys’ fees and costs, and injunctive relief, including recall of allegedly unlawfully labeled product. The defendants have not yet filed their initial response. On February 1, 2016, the parties filed a joint motion to stay all proceedings pending resolution of the MDL Motion.

In Cuebas v. Santa Fe Natural Tobacco Co., a putative class action filed in January 2016, in the U.S. District Court for the Southern District of New York, the plaintiff brought a case against SFNTC and RAI on behalf of a nationwide putative class (and New York subclass) of purchasers of NATURAL AMERICAN SPIRIT brand cigarettes. The plaintiff alleges that the use of the words “natural,” “additive-free,” “100% additive free,” “organic,” and “unadulterated tobacco product” suggest that NATURAL AMERICAN SPIRIT brand cigarettes are less harmful than other commercially available cigarettes. The plaintiff asserts claims based on alleged violations of New York General Business Law §§ 349-50, fraud, negligent misrepresentation, and unjust enrichment. The plaintiff seeks compensatory, treble and exemplary damages, civil penalties, injunctive relief including medical monitoring and smoking cessation programs, interest, attorneys’ fees, costs, and punitive damages. The defendants have not yet filed their initial response.

In Okstad v. Santa Fe Natural Tobacco Co., a putative class action filed in January 2016, in the U.S. District Court for the Middle District of Florida, the plaintiffs brought a case against SFNTC and RAI on behalf of a nationwide putative class and sixteen putative state-based subclasses (Alabama, California, Colorado, Florida, Georgia, Iowa, Illinois, Maryland, Maine, North Carolina, New Jersey, Ohio, Oregon, Pennsylvania, Texas and Wisconsin subclasses) of purchasers of NATURAL AMERICAN SPIRIT brand cigarettes. The plaintiffs allege that the use of the words “natural,” “additive free,” “100% additive free,” “organic,” and “unadulterated tobacco product” suggests that NATURAL AMERICAN SPIRIT brand cigarettes are less harmful than other commercially available cigarettes. On behalf of the putative nationwide class, plaintiffs assert common law claims of alleged fraud, negligent misrepresentation, and unjust enrichment. On behalf of the 16 state-based subclasses, plaintiffs assert claims based on alleged violations of the Alabama Deceptive Trade Practice Act, California Consumers Legal Remedies Act, California False Advertising Law, Colorado Consumer Protection Act, Georgia’s Fair Business Practices Act, Georgia’s Uniform Deceptive Trade Practices Act, Illinois Consumer Fraud and Deceptive Business Practices Act, Iowa Private Right of Action for Consumer Frauds Act, Maine Unfair Trade Practices Act, Maryland Consumer Protection Act, New Jersey Consumer Fraud Act, North Carolina Unfair and Deceptive Trade Practices Act, Ohio Consumer Sales Practices Act, Oregon Unlawful Trade Practices Act, Pennsylvania Unfair Trade Practices and Consumer Protection Law, Texas Deceptive Trade Practices Act, and Wisconsin Deceptive Trade Practices Act. The plaintiffs seek compensatory, treble, and exemplary damages, injunctive relief, including medical monitoring and smoking cessation programs, civil penalties, interest, attorneys’ fees, costs, and punitive damages. The defendants have not yet filed their initial response.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

In Parsons v. A C & S, Inc., a case filed in February 1998 in Circuit Court, Ohio County, West Virginia, the plaintiff sued asbestos manufacturers, U.S. cigarette manufacturers, including RJR Tobacco, B&W, Lorillard Tobacco, and parent companies of U.S. cigarette manufacturers, including RJR and Lorillard, seeking to recover $1 million in compensatory and punitive damages individually and an unspecified amount for the class in both compensatory and punitive damages. The case was brought on behalf of persons who allegedly have personal injury claims arising from their exposure to respirable asbestos fibers and cigarette smoke. The plaintiffs allege that Mrs. Parsons’ use of tobacco products and exposure to asbestos products caused her to develop lung cancer and to become addicted to tobacco. In December 2000, three defendants, Nitral Liquidators, Inc., Desseaux Corporation of North America and Armstrong World Industries, filed bankruptcy petitions in the U.S. Bankruptcy Court for the District of Delaware, In re Armstrong World Industries, Inc. Pursuant to section 362(a) of the Bankruptcy Code, Parsons is automatically stayed with respect to all defendants who filed for bankruptcy. The case remains pending against the other defendants, including RJR Tobacco and Lorillard Tobacco, but it has long been dormant.

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

Filter Cases

Claims have been brought against Lorillard Tobacco and Lorillard by individuals who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by a predecessor to Lorillard Tobacco for a limited period of time ending more than 50 years ago. As of December 31, 2015, Lorillard Tobacco and/or Lorillard was a defendant in 64 Filter Cases. Since January 1, 2012, Lorillard Tobacco has paid, or has reached agreement to pay, a total of approximately $51.8 million in settlements to resolve 187 claims asserted in Filter Cases.

Pursuant to the terms of a 1952 agreement between P. Lorillard Company and H&V Specialties Co., Inc. (the manufacturer of the filter material), Lorillard Tobacco is required to indemnify Hollingsworth & Vose for legal fees, expenses, judgments and resolutions in cases and claims alleging injury from finished products sold by P. Lorillard Company that contained the filter material.

On September 13, 2013, the jury in DeLisle v. A. W. Chesterton Company, a case tried in the Circuit Court for the 17th Judicial Circuit, Broward County, Florida, found in favor of the plaintiffs as to their claims for negligence and strict liability, and awarded $8 million. Lorillard Tobacco is responsible for 44%, or $3.52 million. Judgment was entered on November 6, 2013. Lorillard Tobacco filed its notice of appeal on November 18, 2013. Briefing is complete. Oral argument is scheduled for February 16, 2016.

Health-Care Cost Recovery Cases

Health-care cost recovery cases have been brought by a variety of plaintiffs. Other than certain governmental actions, these cases largely have been unsuccessful on remoteness grounds, which means that one who pays an injured person’s medical expenses is legally too remote to maintain an action against the person allegedly responsible for the injury.

As of December 31, 2015, two health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, Lorillard Tobacco, or all three, as discussed below after the discussion of the State Settlement Agreements. A limited number of claimants have filed suit against RJR Tobacco, one of its affiliates, and other tobacco industry defendants to recover funds for health care, medical and other assistance paid by foreign provincial governments in treating their citizens. For additional information on these cases, see “— International Cases” below.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

Set forth below is the unadjusted tobacco industry settlement payment schedule (in millions) for 2013 and beyond:

	2013	2014	2015 and thereafter
First Four States’ Settlements: (1)
Mississippi Annual Payment	$136	$136	$136
Florida Annual Payment	440	440	440
Texas Annual Payment	580	580	580
Minnesota Annual Payment	204	204	204
Remaining Jurisdictions’ Settlement:
Annual Payments (1)	8,004	8,004	8,004
Total	$9,364	$9,364	$9,364

(1)

Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share. For further information, see “— State Settlement Agreements — Enforcement and Validity; Adjustments” below.

RAI’s operating subsidiaries expenses and payments under the State Settlement Agreements for 2013, 2014 and 2015, and the projected expenses and payments for 2016 and beyond (in millions) are set forth below(2).

	2013	2014	2015	2016	2017	2018 and thereafter
Settlement expenses	$1,819	$1,917	$2,403			—
Settlement cash payments	$2,582	$1,985	$2,166			—
Projected settlement expenses				$>2,800	$>3,100	$>3,200
Projected settlement cash payments				$>3,100	$>2,800	$>3,100

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Post-remand proceedings are underway to determine the extent to which the original order will be implemented. On December 22, 2010, the district court dismissed B&W from the litigation. On March 3, 2011, the defendants filed a motion for vacatur, in which they moved to vacate the district court’s injunctions and factual findings and dismiss the case in its entirety. The court denied the motion on June 1, 2011. The defendants filed a notice of appeal. In addition, the parties to the lawsuit entered into an agreement concerning certain technical obligations regarding their public websites. Pursuant to this agreement, RJR Tobacco agreed to deposit $3.125 million, and Lorillard Tobacco agreed to deposit $650,000, over three years into the registry of the district court. Those deposits are now complete. In July 2012, the D.C. Circuit affirmed the district court’s denial of the defendants’ motion to vacate the injunctions. In November 2012, the trial court entered an order wherein the court determined the language to be included in the text of the corrective statements and directed the parties to engage in discussions with the Special Master to implement them. After extensive mediation led the parties to an implementation agreement, the district court entered an implementation order on June 2, 2014. The defendants filed a consolidated appeal challenging both the content of the court-ordered statements and the requirement that those statements be published in redundant media. On May 22, 2015, the D.C. Circuit reversed the corrective statements order in part, affirmed in part, and remanded to the district court for further proceedings. On June 30, 2015, the district court held a status conference to discuss briefing and scheduling of future submissions in light of the D.C. Circuit’s decision on the corrective statement issue. On July 7, 2015, the U.S. Department of Justice filed a motion for rehearing with the D.C. Circuit, which was denied on August 5, 2015. On August 20, 2015, the district court directed the parties to undertake mediation in order to attempt to reach agreement on the wording of the corrective-statements preamble. The parties were unable to reach agreement. On October 1, 2015, the district court held a status conference at which it ordered the parties to propose new corrective-statements preambles and brief their proposals in October and November 2015. Proceedings on remand remain ongoing. In light of the corrective-statements implementation order, $20 million has been accrued for the estimated costs of the corrective communications and is included in the consolidated balance sheet as of December 31, 2015.

Native American Tribe Case. As of December 31, 2015, one Native American tribe case was pending before a tribal court against RJR Tobacco, B&W and Lorillard Tobacco, Crow Creek Sioux Tribe v. American Tobacco Co., a case filed in September 1997 in Tribal Court, Crow Creek Sioux, South Dakota. The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

•

British Columbia - In 1997, British Columbia enacted a statute, subsequently amended, which created a civil cause of action for the government to recover the costs of health-care benefits incurred for insured populations of British Columbia residents resulting from tobacco-related disease. An action brought on behalf of the Province of British Columbia pursuant to the statute against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and certain of its affiliates, was dismissed in February 2000 when the British Columbia Supreme Court ruled that the legislation was unconstitutional and set aside service ex juris against the foreign defendants for that reason. British Columbia then enacted a revised statute, pursuant to which an action was filed in January 2001 against many of the same defendants, including RJR Tobacco and one of its affiliates, in Supreme Court of British Columbia, Vancouver Registry. In that action, the British Columbia government seeks to recover the present value of its total expenditures for health-care benefits provided for insured persons resulting from tobacco-related disease or the risk of tobacco-related disease caused by alleged breaches of duty by the manufacturers, the present value of its estimated total expenditures for health-care benefits that reasonably could be expected to be provided for those insured persons resulting from tobacco-related disease or the risk of tobacco-related disease in the future, court ordered interest, and costs, or in the alternative, special or increased costs. The government alleges that the defendants are liable under the British Columbia statute by reason of their “tobacco related wrongs,” which are alleged to include: selling defective products, failure to warn, sale of cigarettes to children and adolescents, strict liability, deceit and misrepresentation, violation of trade practice and competition acts, concerted action, and joint liability. RJR Tobacco and its affiliate filed statements of defense in January 2007. Pretrial discovery is ongoing.

•

New Brunswick - In March 2008, a case was filed on behalf of Her Majesty the Queen in Right of the Province of New Brunswick, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Court of Queen’s Bench of New Brunswick, Judicial District of Fredericton. The claim is brought pursuant to New Brunswick legislation enacted in 2008, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the New Brunswick government seeks to recover essentially the same types of damages that are being sought in the British Columbia action described above based on analogous theories of liability. RJR Tobacco and its affiliate filed statements of defense in March 2010. Pretrial discovery is ongoing.

•

Ontario - In September 2009, a case was filed on behalf of the Province of Ontario, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Ontario Superior Court of Justice, Toronto. The claim is brought pursuant to Ontario legislation enacted in 2009, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the Ontario government seeks to recover essentially the same types of damages that are being sought in the British Columbia and New Brunswick actions described above based on analogous theories of liability, although the government also asserted claims based on the illegal importation of cigarettes, which claims were deleted in an amended statement of claim filed in August 2010. Preliminary motions are pending.

•

Newfoundland and Labrador - In February 2011, a case was filed on behalf of the Province of Newfoundland and Labrador, Canada against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Supreme Court of Newfoundland and Labrador, St. John’s. The claim is brought pursuant to legislation passed in Newfoundland in 2001 and proclaimed in February 2011, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the Newfoundland government seeks to recover essentially the same types of damages that are being sought in the British Columbia and other provincial actions described above based on analogous theories of liability. Preliminary motions are pending.

•

Manitoba - In May 2012, a case was filed on behalf of the Province of Manitoba, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Court of Queen’s Bench, Winnipeg Judicial Centre. The claim is brought pursuant to legislation assented to in 2006 and proclaimed in 2012, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the Manitoba government seeks to recover essentially the same types of damages that are being sought in the British Columbia and other provincial actions described above based on analogous theories of liability. A jurisdictional challenge brought by RJR Tobacco and its affiliate was dismissed. RJR Tobacco and its affiliate filed statements of defense in September 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

•

Quebec - In June 2012, a case was filed on behalf of the Province of Quebec, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Superior Court of Quebec, District of Montreal. The claim is brought pursuant to legislation enacted in Quebec in 2009, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the Quebec government seeks to recover essentially the same types of damages that are being sought in the British Columbia and other provincial actions described above based on analogous theories of liability. RJR Tobacco and its affiliate have brought a motion challenging the jurisdiction of the Quebec court, which was dismissed. RJR Tobacco and its affiliate filed defenses in December 2014. Pretrial discovery is ongoing. Separately, in August 2009, certain Canadian manufacturers filed a constitutional challenge to the Quebec statute, which was dismissed. An appeal from that decision was dismissed on September 28, 2015. Leave to appeal has been sought.

•

Saskatchewan - In June 2012, a case was filed on behalf of the Province of Saskatchewan, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Court of Queen’s Bench, Judicial Centre of Saskatoon. The claim is brought pursuant to legislation assented to in 2007 and proclaimed in 2012, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the Saskatchewan government seeks to recover essentially the same types of damages that are being sought in the British Columbia and other provincial actions described above based on analogous theories of liability. RJR Tobacco and its affiliate filed statements of defense in February 2015.

•

Alberta - In June 2012, a case was filed on behalf of the Province of Alberta, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Court of Queen’s Bench of Alberta Judicial Centre of Calgary. The claim is brought pursuant to legislation assented to in 2009 and proclaimed in 2012, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the Alberta government seeks to recover essentially the same types of damages that are being sought in the British Columbia and other provincial actions described above based on analogous theories of liability. Preliminary motions are pending.

•

Prince Edward Island - In September 2012, a case was filed on behalf of the Province of Prince Edward Island, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Supreme Court of Prince Edward Island, Charlottetown. The claim is brought pursuant to legislation assented to in 2009 and proclaimed in 2012, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the Prince Edward Island government seeks to recover essentially the same types of damages that are being sought in the British Columbia and other provincial actions described above based on analogous theories of liability. RJR Tobacco and its affiliate filed statements of defense in February 2015.

•

Nova Scotia – In January 2015, a case was filed on behalf of the Province of Nova Scotia, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Supreme Court of Nova Scotia, Halifax. The claim is brought pursuant to legislation assented to in 2005 and proclaimed in 2014, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the Nova Scotia government seeks to recover essentially the same types of damages that are being sought in the British Columbia and other provincial actions described above based on analogous theories of liability. RJR Tobacco and its affiliate filed statements of defense in July 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The following seven putative Canadian class actions were filed against various Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in courts in the Provinces of Alberta, British Columbia, Manitoba, Nova Scotia, Ontario and Saskatchewan, although the plaintiffs’ counsel have been actively pursuing only Bourassa, the action pending in British Columbia, at this time:

•

In Kunka v. Canadian Tobacco Manufacturers’ Council, a case filed in June 2009 in the Court of Queen’s Bench, Winnepeg Judicial Centre against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, the plaintiff, an individual smoker, alleging her own addiction and chronic obstructive pulmonary disease, severe asthma and lung disease resulting from the use of tobacco products, is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all individuals, including their estates, and their dependents and family members, who purchased or smoked cigarettes manufactured by the defendants, as well as restitution of profits and reimbursement of government expenditure for health-care benefits allegedly caused by the use of tobacco products.

•

In Dorion v. Canadian Tobacco Manufacturers’ Council, a case filed in June 2009, in the Court of Queen’s Bench of Alberta, Judicial Centre of Calgary against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, the plaintiff, an individual smoker, alleging her own addiction and chronic bronchitis resulting from the use of tobacco products, is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all individuals, including their estates, dependents and family members, who purchased or smoked cigarettes designed, manufactured, marketed or distributed by the defendants, as well as restitution of profits and reimbursement of government expenditure for health-care benefits allegedly caused by the use of tobacco products.

•

In Semple v. Canadian Tobacco Manufacturers’ Council, a case filed in June 2009 in the Supreme Court of Nova Scotia, Halifax against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, the plaintiff, an individual smoker, alleging his own addiction and chronic obstructive pulmonary disease resulting from the use of tobacco products, is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all individuals, including their estates, dependents and family members, who purchased or smoked cigarettes designed, manufactured, marketed or distributed by the defendants for the period from January 1, 1954, to the expiry of the opt-out period as set by the court, as well as restitution of profits and reimbursement of government expenditure for health-care costs allegedly caused by the use of tobacco products.

•

In Adams v. Canadian Tobacco Manufacturers’ Council, a case filed in July 2009 in the Court of Queen’s Bench, Judicial Centre of Regina, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, the plaintiff, an individual smoker, alleging her own addiction and chronic obstructive pulmonary disease resulting from the use of tobacco products, is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all individuals who were alive on July 10, 2009, and who have suffered, or who currently suffer, from chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after having smoked a minimum of 25,000 cigarettes designed, manufactured, imported, marketed or distributed by the defendants, as well as disgorgement of revenues earned by the defendants. RJR Tobacco and its affiliate have brought a motion challenging the jurisdiction of the Saskatchewan court.

•

In Bourassa v. Imperial Tobacco Canada Limited, a case filed in June 2010 in the Supreme Court of British Columbia, Victoria Registry against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, the plaintiff, the heir to a deceased smoker, alleging that the deceased was addicted to and suffered emphysema resulting from the use of tobacco products, is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all individuals, including their estates, who were alive on June 12, 2007, and who have suffered, or who currently suffer from chronic respiratory diseases, after having smoked a minimum of 25,000 cigarettes designed, manufactured, imported, marketed, or distributed by the defendants, as well as disgorgement of revenues earned by the defendants from January 1, 1954, to the date the claim was filed. RJR Tobacco and its affiliate have filed a challenge to the jurisdiction of the British Columbia court. The plaintiff filed a motion for certification in April 2012, and filed affidavits in support in August 2013. An amended claim was filed in December 2014.

•

In McDermid v. Imperial Tobacco Canada Limited, a case filed in June 2010 in the Supreme Court of British Columbia, Victoria Registry against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, the plaintiff, an individual smoker, alleging his own addiction and heart disease resulting from the use of tobacco products, is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all individuals, including their estates, who were alive on June 12, 2007, and who have suffered, or who currently suffer from heart disease, after having smoked a minimum of 25,000 cigarettes designed, manufactured, imported, marketed, or distributed by the defendants, as well as disgorgement of revenues earned by the defendants from January 1, 1954, to the date the claim was filed. RJR Tobacco and its affiliate have filed a challenge to the jurisdiction of the British Columbia court.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

•

In Jacklin v. Canadian Tobacco Manufacturers’ Council, a case filed in June 2012 in the Ontario Superior Court of Justice, St. Catherines, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, the plaintiff, an individual smoker, alleging her own addiction and chronic obstructive pulmonary disease resulting from the use of tobacco products, is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all individuals, including their estates, who were alive on June 12, 2007, and who have suffered, or who currently suffer from chronic obstructive pulmonary disease, heart disease, or cancer, after having smoked a minimum of 25,000 cigarettes designed, manufactured, imported, marketed, or distributed by the defendants, as well as restitution of profits, and reimbursement of government expenditure for health-care benefits allegedly caused by the use of tobacco products.

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

State Settlement Agreements—Enforcement and Validity; Adjustments

As of December 31, 2015, there were 27 cases concerning the enforcement, validity or interpretation of the State Settlement Agreements in which RJR Tobacco, B&W or Lorillard Tobacco is a party. This number includes those cases, discussed below, relating to disputed payments under the State Settlement Agreements.

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

NPM Adjustment Claims. The MSA includes an adjustment that potentially reduces the annual payment obligations of RJR Tobacco and the other PMs. Certain requirements, collectively referred to as the Adjustment Requirements, must be satisfied before the NPM Adjustment for a given year is available:

•

an Independent Auditor must determine that the PMs have experienced a market share loss, beyond a triggering threshold, to those manufacturers that do not participate in the MSA, such non-participating manufacturers referred to as NPMs; and

•

in a binding arbitration proceeding, a firm of independent economic consultants must find that the disadvantages of the MSA were a significant factor contributing to the loss of market share. This finding is known as a significant factor determination.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

On September 11, 2013, the Arbitration Panel issued rulings with respect to the 15 remaining contested states. The Arbitration Panel ruled that six states (representing approximately 14.68% allocable share) – Indiana, Kentucky, Maryland, Missouri, New Mexico and Pennsylvania – had not diligently enforced their Qualifying Statutes in 2003. As a result of these rulings, it was expected that each of RJR Tobacco and Lorillard Tobacco was entitled to the maximum remaining amount with respect to its 2003 NPM Adjustment claim – approximately $266 million and $47 million, respectively, plus interest and earnings. All six states that were found “non-diligent” by the Arbitration Panel filed motions to vacate and/or modify the diligent enforcement rulings on the 2003 NPM Adjustment claim. The state courts in Pennsylvania and Missouri entered orders affecting the settlement payment calculations. Both courts modified the judgment reduction method that had been adopted by the Arbitration Panel, the effect of which was to reduce RJR Tobacco’s and Lorillard Tobacco’s recovery from these two states by a total of $75 million and $13 million, respectively. Similar motions filed by Maryland were denied by its state court, and the State filed appeals. The orders in Pennsylvania and Missouri have been appealed by RJR Tobacco and the other PMs. On April 10, 2015, the intermediate appellate court in Pennsylvania upheld the trial court ruling modifying the judgment reduction method adopted by the Arbitration Panel. RJR Tobacco is appealing that ruling. On September 22, 2015, the intermediate appellate court in Missouri reversed the trial court ruling modifying the judgment reduction method adopted by the Arbitration Panel and reinstated the Panel’s approach. Missouri is appealing that ruling. On October 2, 2015, the intermediate appellate court in Maryland reversed the trial court and modified the judgment reduction method adopted by the Arbitration Panel, the effect of which was to reduce RJR Tobacco’s and Lorillard Tobacco’s recovery from this state by a total of $21.2 million and $3.7 million, respectively. RJR Tobacco is appealing that ruling. The New Mexico trial court has not ruled on the motions filed by that state challenging the finding of non-diligence and seeking a modification of the judgment reduction method adopted by the Arbitration Panel.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

During 2015, RJR Tobacco reviewed the status of the various challenges filed by the non-diligent states to certain rulings of the Arbitration Panel. Three of the non-diligent states, Pennsylvania, Missouri and Maryland, are no longer challenging the findings of non-diligence entered against them by the Arbitration Panel. As a result, notwithstanding the orders entered by the trial courts in those three states that modified the judgment reduction method adopted by the Arbitration Panel to account for the partial settlement of certain NPM Adjustment claims and RJR Tobacco’s pending appeals of those rulings, a certain portion of the potential recovery from these three states is now certain and can be estimated. Consequently, $93 million was recognized as a reduction of cost of products sold in RAI’s consolidated statement of income for the year ended December 31, 2015. Until such time as the various remaining state motions challenging the rulings of the Arbitration Panel have been resolved, including any necessary appeals, uncertainty exists as to the timing, process and amount of RJR Tobacco’s ultimate recovery with respect to its remaining share of the 2003 NPM Adjustment claim. Due to the uncertainty over the final resolution of these additional challenges impacting the remaining amount of RJR Tobacco’s 2003 NPM Adjustment claim, no additional amounts resulting from the rulings of the Arbitration Panel for the remaining four non-diligent states have been recognized in RAI’s consolidated financial statements as of December 31, 2015.

On February 8, 2016, Missouri joined the Term Sheet on a conditional basis.  Missouri conditionally joined the Term Sheet on financial terms more favorable to the industry than those received by the original signatory states.  Missouri’s joinder is conditioned upon the enactment by the Missouri legislature of Allocable Share Repeal legislation in Missouri with an effective date making such legislation applicable to NPM cigarettes sold in Missouri beginning no later than August 28, 2016.  If the condition is not satisfied by 15 days after the close of the current legislative session in Missouri, Missouri’s conditional agreement to join the Term Sheet is terminated.  Various provisions regarding the timing of credits to be received by RJR Tobacco and the other PMs and disbursements to the State from the Disputed Payments Account are also set forth in the conditional joinder.

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

Based on the payment calculations of the Independent Auditor and the agreement described above regarding the 2007, 2008 and 2009 significant factor determinations, the Adjustment Requirements have been satisfied with respect to the NPM Adjustments for 2007, 2008 and 2009. In addition, based on the payment calculations of the Independent Auditor and the agreement described above regarding the 2010, 2011 and 2012 significant factor determinations, the Adjustment Requirements have been satisfied with respect to the NPM Adjustment for 2010, 2011 and 2012. Finally, based on the payment calculations of the Independent Auditor and the agreement described above regarding the 2013 and 2014 significant factor determinations, the Adjustment Requirements have been satisfied with respect to the NPM Adjustment for 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The approximate maximum principal amounts of RJR Tobacco’s and Lorillard Tobacco’s shares of the disputed NPM Adjustments for the years 2004 through 2014 (in millions), as currently calculated by the Independent Auditor, and the remaining amounts after the settlements of certain NPM Adjustments claims (see below), are as follows (1):

	RJR Tobacco		Lorillard Tobacco
Volume Year	Disputed	Remaining after settlements	Disputed	Remaining after settlements
2004	$562	$210	$111	$41
2005	445	166	76	29
2006	419	156	73	27
2007	435	166	83	32
2008	468	179	104	40
2009	472	180	107	41
2010	470	179	119	46
2011	422	161	88	34
2012	429	163	97	38
2013	455	173	91	35
2014	433	165	93	36
(1)	The amounts shown above do not include the interest or earnings thereon to which RJR Tobacco and Lorillard Tobacco believe they would be entitled to under the MSA.

In addition to the above, SFNTC’s portion of the disputed NPM Adjustments for the years 2004 through 2014 is approximately $67 million and the remaining amount after the settlements is approximately $26 million.

Discussions have been underway with the jurisdictions that have not joined the Term Sheet, described below, to initiate arbitration proceedings with respect to the 2004 NPM Adjustment. On June 3, 2015, Philip Morris USA Inc. and 17 of the non-Term Sheet states executed a separate agreement that states that: (1) the parties to that agreement will arbitrate only one issue, diligent enforcement and any other issue to which Philip Morris USA Inc. and the 17 non-Term Sheet states jointly agree in the future may be included in the arbitration; and (2) issues between RJR Tobacco and Philip Morris USA Inc. that are necessary to determine the amount of the 2004 NPM Adjustment owed to each of them will not be included in that arbitration. In September 2015, RJR Tobacco filed motions in the 17 non-Term Sheet states that joined the agreement with Philip Morris USA Inc. to compel these states to arbitrate in a single arbitration all issues whose resolution is necessary for determining the amount (if any) that each of the PMs is entitled to receive in connection with the NPM Adjustment to their MSA payments for 2004. Philip Morris USA Inc. and the various states have filed cross-motions to compel seeking orders requiring RJR Tobacco to join the separate arbitration to which they have agreed. Courts in Colorado and Iowa have denied RJR Tobacco’s motions to compel. Courts in Idaho, Utah, Rhode Island and Illinois have either granted or indicated they will grant relief to RJR Tobacco on the scope of arbitration and ordered the parties to negotiate further on arbitrator selection. Additional proceedings are pending.

Due to the uncertainty over the final resolution of the 2004-2014 NPM Adjustment claims asserted by RJR Tobacco, no assurances can be made related to the amounts, if any, that will be realized or any amounts (including interest) that will be owed, except as described below related to the partial settlement of certain NPM Adjustment claims.

Settlement/Partial Settlement of Certain NPM Adjustment Claims. On November 14, 2012, RJR Tobacco, certain other PMs and certain settling states entered into a Term Sheet that set forth terms on which accrued and potential NPM Adjustment claims for 2003 through 2014 could be resolved. The Term Sheet also set forth a restructured NPM Adjustment process to be applied on a going-forward basis, starting with the 2013 volume year. The Term Sheet was provided to all of the MSA settling states for their review and consideration. A total of 17 states, the District of Columbia and Puerto Rico, together representing just under 42% allocable share, joined the proposed settlement. RJR Tobacco and the other PMs indicated that they were prepared to go forward with the proposed settlement with that level of jurisdictional participation.

The Term Sheet provided that the Arbitration Panel in place to deal with the 2003 NPM Adjustment (and other NPM Adjustment-related matters) must review the proposed settlement and enter an appropriate order to confirm for the Independent Auditor that it should implement, as necessary, the terms of the settlement agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

On June 10, 2014, Kentucky, and on June 26, 2014, Indiana, joined the Term Sheet, bringing to 24 the total number of jurisdictions that have joined the settlement, representing approximately 49.87% allocable share. These states, both of which were among the states found “non-diligent” by the Arbitration Panel, joined the Term Sheet on financial terms more favorable to RJR Tobacco and other PMs than those agreed to by the original signatory states.

On October 20, 2015, RJR Tobacco and certain other PMs (including SFNTC) entered into the NY Settlement Agreement with the State of New York to settle certain claims related to the MSA NPM Adjustment. The NY Settlement Agreement resolves NPM Adjustment claims related to payment years from 2004 through 2014 and puts in place a new method to determine future adjustments from 2015 forward as to New York. With the addition of New York’s allocable share of 12.76%, RJR Tobacco has resolved the 2004 through 2014 NPM Adjustments with 25 jurisdictions, representing approximately 62.63% allocable share.

On February 8, 2016, Missouri joined the Term Sheet on a conditional basis.  Missouri conditionally joined the Term Sheet on financial terms more favorable to the industry than those received by the original signatory states.  Missouri’s joinder is conditioned upon the enactment by the Missouri legislature of Allocable Share Repeal legislation in Missouri with an effective date making such legislation applicable to NPM cigarettes sold in Missouri beginning no later than August 28, 2016.  If the condition is not satisfied by 15 days after the close of the current legislative session in Missouri, Missouri’s conditional agreement to join the Term Sheet is terminated.  Various provisions regarding the timing of credits to be received by RJR Tobacco and the other PMs and disbursements to the State from the Disputed Payments Account are also set forth in the conditional joinder.

For additional information related to the Term Sheet, the NY Settlement Agreement and the 2003 NPM Adjustment, see “— Cost of Products Sold” in note 1.

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

Other Litigation and Developments

JTI Claims for Indemnification. By a purchase agreement dated March 9, 1999, amended and restated as of May 11, 1999, referred to as the 1999 Purchase Agreement, RJR and RJR Tobacco sold its international tobacco business to JTI. Under the 1999 Purchase Agreement, RJR and RJR Tobacco retained certain liabilities relating to the international tobacco business sold to JTI. Under its reading of the indemnification provisions of the 1999 Purchase Agreement, JTI has requested indemnification for damages allegedly arising out of these retained liabilities. As previously reported, a number of the indemnification claims between the parties relating to the activities of Northern Brands in Canada have been resolved. The other matters for which JTI has requested indemnification for damages under the indemnification provisions of the 1999 Purchase Agreement are described below:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

against RJR Tobacco and certain of its affiliates on November 3, 2000, August 6, 2001, and (as discussed in greater detail below) October 30, 2002, and against JTI on January 11, 2002.
•

JTI also has sought indemnification relating to a Statement of Claim filed on April 23, 2010, in the Ontario Superior Court of Justice, London, against JTI Macdonald Corp., referred to as JTI-MC, by the Ontario Flue-Cured Tobacco Growers’ Marketing Board, referred to as the Board, Andy J. Jacko, Brian Baswick, Ron Kichler, and Aprad Dobrenty, proceeding on their own behalf and on behalf of a putative class of Ontario tobacco producers that sold tobacco to JTI-MC during the period between January 1, 1986 and December 31, 1996, referred to as the Class Period, through the Board pursuant to certain agreements. The Statement of Claim seeks recovery for damages allegedly incurred by the class representatives and the putative class for tobacco sales during the Class Period made at the contract price for duty free or export cigarettes with respect to cigarettes that, rather than being sold duty free or for export, purportedly were sold in Canada, which allegedly breached one or more of a series of contracts dated between June 4, 1986, and July 3, 1996. A motion to dismiss on the basis of statute of limitations was denied. An application requesting leave to appeal that decision was granted in April 2015. The appeal is pending.

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

On April 23, 2014, a three judge panel of the Second Circuit issued a decision on the appeal, and on April 29, 2014, a corrected decision was issued. The Second Circuit concluded that: (1) as pled, the RICO claims are within the scope of the RICO statute, and (2) the federal court does have subject matter jurisdiction over the state-law claims. Accordingly, the three judge panel of the Second Circuit decided that the judgment of the district court should be vacated, and the case remanded to the district court for further proceedings. On May 7, 2014, the defendants filed in the Second Circuit a petition for panel rehearing, or rehearing en banc, regarding the plaintiffs’ RICO claims. On August 20, 2014, the three judge panel denied panel rehearing and issued an amended opinion that holds that a civil RICO cause of action extends to extraterritorial injuries. The amended opinion adheres to the three judge panel’s April 23, 2014 ruling that the judgment of the district court should be vacated, and the case remanded to the district court for further proceedings. On April 13, 2015, the Second Circuit denied rehearing en banc. On July 27, 2015, the defendants filed a petition for writ of certiorari asking the U.S. Supreme Court to review the Second Circuit’s decision to reinstate the RICO claims, and the district court has stayed further proceedings pending the disposition of that petition. On October 1, 2015, the U.S. Supreme Court granted certiorari to review the Second Circuit’s decision. Briefing is ongoing, and a decision is expected by June 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

FDA Litigation. On February 25, 2011, RJR Tobacco, Lorillard and Lorillard Tobacco jointly filed a lawsuit, Lorillard, Inc. v. U.S. Food and Drug Administration, in the U.S. District Court for the District of Columbia, challenging the composition of TPSAC which had been established by the FDA under the Family Smoking Prevention and Tobacco Control Act, referred to as the FDA Tobacco Act. The complaint alleges that certain members of the TPSAC and certain members of its Constituents Subcommittee have financial and appearance conflicts of interest that are disqualifying under federal ethics law and regulations, and that the TPSAC is not “fairly balanced,” as required by the Federal Advisory Committee Act, referred to as FACA. In March 2011, the plaintiffs filed an amended complaint, which added an additional claim, based on a nonpublic meeting of members of the TPSAC, in violation of the FACA. The court granted the plaintiffs’ unopposed motion to file a second amended complaint adding a count addressing the FDA’s refusal to produce all documents generated by the TPSAC and its subcommittee in preparation of the menthol report. On July 21, 2014, the court granted the plaintiffs’ summary judgment motions finding that three members of the TPSAC Committee had impermissible conflicts of interest. As relief, the court ordered the FDA to reconstitute the committee in conformance with the law and enjoined the agency from using or relying on the TPSAC’s 2011 Menthol Report. On September 18, 2014, the FDA appealed the decision to the D.C. Circuit. On January 15, 2016, the appellate court reversed the decision of the district court, finding that the plaintiffs did not have standing to challenge appointments of certain TPSAC members. Under the appellate court’s order, the three former committee members can serve once again on the TPSAC and FDA can rely on the TPSAC menthol report. The plaintiffs have 45 days to seek a petition for rehearing or rehearing en banc.

On April 14, 2015, RJR Tobacco, American Snuff Co., SFNTC, Philip Morris USA Inc., U.S. Smokeless Tobacco Company LLC, and Lorillard Tobacco jointly filed a lawsuit in the U.S. District Court for the District of Columbia challenging the FDA’s March 4, 2015 “guidance” document, “Guidance for Industry: Demonstrating the Substantial Equivalence of a New Tobacco Product: Responses to Frequently Asked Questions.” The FDA’s guidance attempted to require the FDA’s prior approval for all changes to the label of a tobacco product that would render the product “distinct” and a “new tobacco product,” even though there was no change to the product itself. Similarly, the FDA’s guidance claims that prior approval would also be required for changes in the quantity of products sold within a package. The complaint alleged that the FDA’s guidance was contrary to and exceeded the FDA’s authority under the Federal Food, Drug, and Cosmetic Act (“FDCA”); violated First Amendment rights because it restricted and chilled protected commercial speech about tobacco products; and was issued under the guise of “guidance” to avoid the notice-and-comment rulemaking requirements of the Administrative Procedure Act and the FDCA and subsequent judicial review. The plaintiffs requested that the court prevent the FDA from enforcing the guidance. On April 3, 2015, RAI Services Company, on behalf of RAI’s above-mentioned operating companies, also filed comments with the FDA, explaining the reasons why the companies disagree with the guidance. In May 2015, the FDA adopted an “Interim Enforcement Policy,” which stated that the FDA was considering regulatory comments and that it did not “intend to issue any warning letters or take steps to initiate any judicial or administrative adversarial proceedings” pursuant to its March 4, 2015 guidance during that period of review and consideration. Plaintiffs therefore dismissed the case without prejudice on June 2, 2015.

On September 8, 2015, the FDA issued a revised version of the same document entitled, “Guidance for Industry: Demonstrating the Substantial Equivalence of a New Tobacco Product: Responses to Frequently Asked Questions (Edition 2).” The revised version did not materially change the requirements set forth in the prior version regarding changes to product labels and changes to the quantity of products sold within a package. Accordingly, on September 30, 2015, RJR Tobacco, American Snuff Co., SFNTC, Philip Morris USA Inc., U.S. Smokeless Tobacco Company LLC, and Imperial Sub filed a lawsuit in the U.S. District Court for the District of Columbia challenging the FDA’s September 8, 2015 “guidance” document. The September 30, 2015 complaint contains arguments and allegations that are substantially similar to those contained in the April 14, 2015 complaint. The plaintiffs have requested that the court prevent the FDA from enforcing the revised version of its guidance. On October 30, 2015, the plaintiffs filed a motion for summary judgment. On December 8, 2015, the government filed its opposition to the plaintiffs’ motion for summary judgment as well as its own motion to dismiss or, in the alternative, motion for summary judgment. Briefing in the case will be completed on February 10, 2016.

For a detailed description of the FDA Tobacco Act, see “— Governmental Activity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part I, Item 2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Smokeless Tobacco Litigation

In 1999, when the IPIC litigation was first filed, the named defendants included manufacturers of smokeless products, including Conwood Company, LLC (now known as American Snuff Company, LLC) and others. When the IPIC plaintiffs filed discovery responses in IPIC listing the products they used, 41 of them listed a smokeless product. Six of those 41 plaintiffs listed a brand owned by American Snuff (Levi Garrett). Seven listed a brand (Beechnut) once manufactured by Lorillard Tobacco (now manufactured by National Tobacco Company). On December 3, 2001, the IPIC court severed all smokeless claims and all smokeless defendants from IPIC. There was no order staying the case during IPIC. In the ensuing 15 years, the plaintiffs in the severed cases did nothing to pursue the cases. During hearings in 2015 in the IPIC litigation, plaintiffs’ counsel has suggested an intention to move forward with the severed smokeless claims. The defendants will object to any effort to activate these cases due to the fact that the plaintiffs took no action for the last 15 years.

Tobacco Buyout Legislation

In 2004, legislation was passed eliminating the U.S. Government’s tobacco production controls and price support program. The buyout of tobacco quota holders provided for in the Fair and Equitable Tobacco Reform Act, referred to as FETRA, was funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax was applied. The aggregate cost of the buyout to the industry was approximately $9.9 billion, including approximately $9.6 billion payable to quota tobacco holders and growers through industry assessments over ten years, into 2014, and approximately $290 million for the liquidation of quota tobacco stock. RAI’s operating subsidiaries recorded the FETRA assessment on a quarterly basis as cost of goods sold. RAI’s operating subsidiaries’ overall share of the buyout approximated $2.5 billion prior to the deduction of permitted offsets under the MSA. The FETRA assessment expired in September 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The parties filed their findings of fact and conclusions of law on February 4, 2011. On February 25, 2013, the district court dismissed the case with prejudice finding that a hypothetical prudent fiduciary could have made the same decision and thus the plan’s loss was not caused by the procedural prudence which the court found to have existed. On March 8, 2013, the plaintiffs filed a notice of appeal. On August 4, 2014, the Fourth Circuit Court of Appeals, referred to as Fourth Circuit, reversed, holding that the district court applied the wrong standard when it held that the defendants did not cause any loss to the plan, determined the test was whether a hypothetical prudent fiduciary would have made the same decision and remanded the case back to the district court to apply the “would have standard.” On December 1, 2014, the defendants filed a petition for writ of certiorari with the U.S. Supreme Court. On June 29, 2015, the U.S. Supreme Court denied the defendants’ petition for writ of certiorari.

On November 19, 2014, the district court held a hearing and ordered briefing on various issues that remain pending on remand. The parties filed briefs addressing (1) the application of the different prudence standard, the “would have standard” adopted by the Fourth Circuit and (2) the merits of the defendants’ affirmative defense related to releases executed by many class members and to the claims by class members who voluntarily sold their Nabisco shares while their accounts were frozen. The defendants also filed a renewed motion to decertify the class. The district court will address these pending motions in due course.

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

Shareholder Cases

Delaware. In the third quarter of 2014, Lorillard, the members of Lorillard’s board of directors, RAI and BAT were named as defendants in 11 putative class action lawsuits brought in the Delaware Court of Chancery by Lorillard shareholders challenging the proposed Merger, referred to as the Delaware Actions. The complaints generally allege, among other things, that the members of the Lorillard board of directors breached their fiduciary duties to Lorillard shareholders by authorizing the Merger. The complaints also allege that RAI and BAT aided and abetted the breaches of fiduciary duties allegedly committed by the members of the Lorillard board of directors. On November 25, 2014, the court granted a motion for consolidation of the lawsuits into a single action captioned In re Lorillard, Inc. Stockholders Litigation, and for appointment of lead plaintiffs and lead counsel. On December 11, 2014, the lead plaintiffs filed a motion for a preliminary injunction and a motion to expedite.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

RAI believes that the North Carolina Action is without merit and that no further disclosure was necessary to supplement the Joint Proxy Statement/Prospectus under applicable laws. However, to eliminate certain burdens, expenses and uncertainties, on January 17, 2015, RAI and the director defendants in the North Carolina Action entered into the North Carolina Memorandum of Understanding regarding the settlement of the disclosure claims asserted in that lawsuit. The North Carolina Memorandum of Understanding outlines the terms of the parties’ agreement in principle to settle and release the disclosure claims which were or could have been asserted in the North Carolina Action. In consideration of the partial settlement and release, RAI agreed to make certain supplemental disclosures to the Joint Proxy Statement/Prospectus, which it did on January 20, 2015. On August 4, 2015, the court granted the defendants’ motions to dismiss all of the remaining non-disclosure claims. The plaintiff has appealed the dismissal. The hearing relating to the fairness of the partial settlement, including the plaintiff’s unopposed request for $415,000 in attorneys’ fees and costs, is scheduled for February 12, 2016. There can be no assurance that the court will approve the partial settlement. In the event the court does not approve the partial settlement, it will be null and void and of no force and effect. In addition, the partial settlement did not affect the consideration paid to Lorillard shareholders in connection with the Merger.

Other Contingencies

JTI Indemnities. In connection with the sale of the international tobacco business to JTI, pursuant to the 1999 Purchase Agreement, RJR and RJR Tobacco agreed to indemnify JTI against:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

In connection with the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks to JTI Holding, along with the international companies that distribute and market the brand outside the United States, pursuant to the 2015 Purchase Agreement, SFNTC, R. J. Reynolds Global Products, Inc., and R. J. Reynolds Tobacco B.V. agreed to indemnify JTI Holding against, among other things, any liabilities, costs, and expenses relating to actions:

•	commenced on or before (1) January 13, 2019, to the extent relating to alleged personal injuries, and (2) in all other cases, January 13, 2021;
•	brought by (1) a governmental authority to enforce legislation implementing European Union Directive 2001/37/EC or European Directive 2014/40/EU or (2) consumers or a consumer association; and
•

arising out of any statement or claim (1) made on or before January 13, 2016, (2) by any company sold to JTI Holding in the transaction, (3) concerning NATURAL AMERICAN SPIRIT brand products consumed or intended to be consumed outside of the United States and (4) that the NATURAL AMERICAN SPIRIT brand product is natural, organic, or additive free.

Indemnification of Distributors and Retailers. RJR Tobacco, Lorillard Tobacco, SFNTC, American Snuff Co. and RJR Vapor have entered into agreements to indemnify certain distributors and retailers from liability and related defense costs arising out of the sale or distribution of their products. Additionally, SFNTC has entered into an agreement to indemnify a supplier from liability and related defense costs arising out of the sale or use of SFNTC’s products. The cost has been, and is expected to be, insignificant. RJR Tobacco, SFNTC, American Snuff Co. and RJR Vapor believe that the indemnified claims are substantially similar in nature and extent to the claims that they are already exposed to by virtue of their having manufactured those products.

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

Lease Commitments

RAI has operating lease agreements that are primarily for office space, automobiles, warehouse space and computer equipment. The majority of these leases expire within the next five years and some contain renewal or purchase options and escalation clauses or restrictions relating to subleases. Total rent expense was $26 million, $25 million and $24 million for 2015, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Future minimum lease payments as of December 31, 2015 (in millions) were as follows:

Noncancellable Operating Leases
2016	$19
2017	3
2018	2
2019	2
2020	2
Total	$28

Note 14 — Shareholders’ Equity

RAI’s authorized capital stock at December 31, 2015 and 2014, consisted of 100 million shares of preferred stock, par value $.01 per share, and 1.6 billion shares of common stock, par value $.0001 per share. Four million shares of the preferred stock are designated as Series A Junior Participating Preferred Stock, none of which is issued or outstanding. The Series A Junior Participating Preferred Stock will rank junior as to dividends and upon liquidation to all other series of RAI preferred stock, unless specified otherwise. Also, of the preferred stock, one million shares are designated as Series B Preferred Stock, all of which are issued and outstanding. The Series B Preferred Stock ranks senior upon liquidation, but not with respect to dividends, to all other series of RAI capital stock, unless specified otherwise. As a part of the B&W business combination, RJR is the holder of the outstanding Series B Preferred Stock. In each of 2015, 2014 and 2013, RAI declared $43 million in dividends to RJR with respect to the Series B Preferred Stock.

In 2004, RAI’s board of directors adopted a shareholder rights plan, pursuant to which RAI declared a dividend of one preferred stock purchase right on each share of RAI common stock outstanding on July 30, 2004. The rights plan expired in accordance with its terms on July 30, 2014.

RAI’s board of directors declared the following quarterly cash dividends per share of RAI common stock in 2015, 2014 and 2013:

	2015	2014	2013
First	$0.335	$0.335	$0.295
Second	0.335	0.335	0.315
Third	0.360	0.335	0.315
Fourth	0.360	0.335	0.315

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss, net of tax, were as follows:

	Retirement Benefits	Unrealized Gain (Loss) on Long-Term Investments	Realized Loss on Hedging Instruments	Cumulative Translation Adjustment and Other	Total
Balance at December 31, 2013	$(17)	$(16)	$(13)	$(10)	$(56)
Other comprehensive income before reclassifications	(528)	2	—	(34)	(560)
Amounts reclassified from accumulated other comprehensive income (loss)	251	—	1	—	252
Net current-period other comprehensive income	(277)	2	1	(34)	(308)
Balance at December 31, 2014	(294)	(14)	(12)	(44)	(364)
Other comprehensive income before reclassifications	(78)	—	—	(25)	(103)
Amounts reclassified from accumulated other comprehensive income (loss)	128	—	1	—	129
Net current-period other comprehensive income	50	—	1	(25)	26
Balance at December 31, 2015	$(244)	$(14)	$(11)	$(69)	$(338)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the consolidated statements of income for the years ended December 31, 2015, 2014 and 2013, were as follows:

	Amounts Reclassified
Components	2015	2014	2013	Affected Line Item
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$(20)	$(21)	$(21)	Cost of products sold
Amortization of prior service costs	(19)	(18)	(18)	Selling, general and administrative expenses
MTM adjustment	120	205	—	Cost of products sold
MTM adjustment	126	247	—	Selling, general and administrative expenses
	207	413	(39)	Operating income
Deferred taxes	(79)	(162)	16	Provision for income taxes
Net of tax	$128	$251	$(23)	Net income
Loss on hedging instruments:
Amortization of realized loss	$2	$2	$2	Interest and debt expense
Deferred taxes	(1)	(1)	(1)	Provision for income taxes
Net of tax	$1	$1	$1	Net income
Total reclassifications	$129	$252	$(22)	Net income

Share Repurchases and Other

In November 2011, RAI, B&W and BAT entered into Amendment No. 3 to the governance agreement, pursuant to which RAI has agreed that, so long as the beneficial ownership interest of BAT and its subsidiaries in RAI has not dropped below 25%, if RAI issues shares of its common stock or any other RAI equity security to certain designated persons, including its directors, officers or employees, then RAI will repurchase a number of shares of outstanding RAI common stock so that the number of outstanding shares of RAI common stock are not increased, and the beneficial ownership interest of BAT and its subsidiaries in RAI is not decreased, by such issuance after taking into account such repurchase. During 2015, RAI repurchased and cancelled 1,820,453 shares of RAI common stock for $82 million in accordance with the governance agreement.

The RAI Long-Term Incentive Plan, a plan which expired in 2009, was replaced by the shareholder-approved Reynolds American Inc. 2009 Omnibus Incentive Compensation Plan as amended and restated and, approved by shareholders in 2014, referred to as the Omnibus Plan. Restricted stock units granted in March 2012, May 2014 and September 2014 under the Omnibus Plan vested in March 2015, May 2015 and September 2015, respectively, and were settled with the issuance of 2,870,927 shares of RAI common stock. In addition, during the year ended December 31, 2015, at a cost of $42 million, RAI purchased 1,111,835 shares of RAI common stock that were forfeited and cancelled with respect to tax liabilities associated with restricted stock units vesting under the Omnibus Plan.

Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased were cancelled at the time of repurchase.

Changes in RAI common stock outstanding were as follows:

	2015	2014	2013
Shares outstanding at beginning of year	1,062,567,026	1,076,106,048	1,105,881,534
Omnibus Plan tax shares repurchased and cancelled	(1,111,835)	(1,108,084)	(1,148,766)
Omnibus Plan shares issued from vesting of restricted stock units	2,870,927	2,936,588	3,144,778
Issuance of additional shares as Merger Consideration	209,413,694	—	—
Issuance of additional shares for BAT Share Purchase	155,360,518	—	—
Shares repurchased and cancelled	(1,822,197)	(15,431,526)	(31,834,348)
Equity incentive award plan shares issued	63,208	64,000	62,850
Shares outstanding at end of year	1,427,341,341	1,062,567,026	1,076,106,048

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Note 15 — Stock Plans

As of December 31, 2015, RAI had two stock plans, the Equity Incentive Award Plan for Directors of RAI, referred to as the EIAP, and the Omnibus Plan.

Under the EIAP, RAI currently provides grants of deferred stock units to eligible directors on a quarterly and annual basis, with the annual grant being made generally on the date of RAI’s annual shareholders’ meeting. Prior to September 13, 2012, upon election to RAI’s board of directors, an eligible director received an initial grant of 3,500 deferred stock units under the EIAP. After September 13, 2012, grants are no longer made to directors upon their initial election to the board of directors, but eligible directors initially elected to RAI’s board of directors after such date on a date other than the annual meeting date, and who, therefore, are not eligible to receive the annual stock award for such year, now receive a pro rata portion of the annual award upon election. Directors may elect to receive shares of common stock in lieu of their initial and annual grants of deferred stock units. A maximum of 4,000,000 shares of common stock may be issued under this plan, of which 1,996,772 shares were available for grant as of December 31, 2015. Deferred stock units granted under the EIAP have a value equal to, and bear dividend equivalents at the same rate as, one share of RAI common stock, and have no voting rights. The dividends are paid as additional units in an amount equal to the number of shares of RAI common stock that could be purchased with the dividends on the date of payment. Generally, distribution of a director’s deferred stock units will be made on January 2 following his or her last year of service on the board; however, for all grants made under the EIAP after December 31, 2007, a director may elect to receive his or her deferred stock units on the later of January 2 of a specified year or January 2 following his or her last year of service on the board. At the election of a director, distribution may be made in one lump sum or in up to ten annual installments. A director is paid in cash for the units granted quarterly and in common stock for the units granted initially and annually, unless the director elects to receive cash for the initial and annual grants. Cash payments are based on the average closing price of RAI common stock during December of the year preceding payment. Compensation expense related to the EIAP was $15 million, $10 million and $7 million during 2015, 2014 and 2013, respectively.

Awards to key employees under the Omnibus Plan may be in the form of cash awards, incentive or non-incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units or other awards. Subject to adjustments as set forth in the Omnibus Plan, the number of shares of RAI common stock that may be issued with respect to awards under the Omnibus Plan will not exceed 76,000,000 shares in the aggregate. Upon retirement, a holder’s grant under the Omnibus Plan generally vests on a pro rata basis for the portion of the vesting service period that has elapsed, thereby maintaining an appropriate approximation of forfeitures related to retirement.

Information regarding restricted stock unit awards outstanding as of December 31, 2015, under the Omnibus Plan was as follows:

Grant Year	Number of Shares Granted	Grant Price Per Share	Vesting Date	Number of Shares Cancelled and Vested	Cumulative Dividends Per Share	Ending Date of Performance Period
Three-year grants
2013	2,224,872	$21.680	March 1, 2016	429,892	$3.54	December 31, 2015
2014	2,098,696	$24.645	March 3, 2017	446,955	$4.02	December 31, 2016
2014	51,814	$29.365	March 3, 2017	—	$3.02	December 31, 2016
2015	1,386,180	$37.940	March 2, 2018	87,532	$4.02	December 31, 2017
2015	17,196	$36.300	March 2, 2018	—	$4.02	December 31, 2017
One-year grant
2015	217,304	$46.150	May 7, 2016	—	$1.34	April 30, 2016
Other grants
2014	41,451	$29.365	September 30, 2016	—	N/A	N/A
2014	74,266	$29.365	September 30, 2018	—	N/A	N/A

Three-Year Grants and Other Grants

The grant date fair value was based on the per share closing price of RAI common stock on the date of grant. The actual number of shares granted is fixed. The grants are accounted for as equity-based, and compensation expense includes the vesting period lapsed. There were no shares issued during 2015 with respect to awards outstanding as of December 31, 2015. All outstanding grants will be settled exclusively in RAI common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Upon settlement, each grantee of the three-year grants will receive a number of shares of RAI’s common stock equal to the product of the number of vested units and a percentage up to 150% based on the average RAI annual incentive award plan score over the three-year period ending on December 31 of the year prior to the vesting date. The other grants do not contain a performance measure.

One-Year Grant

The actual number of shares granted is fixed. The grant is an equity-based grant where compensation expense will take into account the vesting period lapsed and will be calculated based on the per share closing price of RAI common stock as of the end of each quarter, which was $46.15 as of December 31, 2015. There were no shares issued during 2015 with respect to awards outstanding as of December 31, 2015. All outstanding grants will be settled exclusively in RAI common stock.

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

Restricted Stock Unit Dividends

Dividends paid on shares of RAI common stock will accumulate on the restricted stock units and be paid to the grantee on the vesting date. If RAI fails to pay its shareholders cumulative dividends of at least the amounts shown above, then each award will be reduced by an amount equal to three times the percentage of the dividend underpayment, up to a maximum reduction of 50%. Dividends are accrued on the grants and included in other current liabilities, based on the vesting date of less than one year, and in other noncurrent liabilities, based on the vesting date of greater than one year, in the consolidated balance sheets as of December 31, 2015 and 2014.

The changes in the number of RAI restricted stock units during 2015 were as follows:

	Number of Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year	6,038,436	$23.79
Granted	1,620,680	39.02
Forfeited	(190,743)	31.13
Vested	(2,320,973)	23.55
Outstanding at end of year	5,147,400	28.42

Total compensation expense related to stock-based compensation and the related tax benefits recognized in selling, general and administrative expenses in the consolidated statements of income as of December 31, were as follows:

Grant/Type	2015	2014	2013
2010 restricted stock units	$—	$—	$2
2011 restricted stock units	—	3	20
2012 restricted stock units	3	14	18
2013 restricted stock units	20	15	15
2014 restricted stock units	32	24	—
2015 restricted stock units	24	—	—
Total compensation expense	$79	$56	$55
Total related tax benefits	$28	$20	$19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The amounts related to the unvested Omnibus Plan restricted stock unit grants included in the consolidated balance sheets as of December 31, were as follows:

	2015	2014
Other current liabilities	$10	$9
Other noncurrent liabilities	8	8
Paid-in capital	110	99

As of December 31, 2015, there were $62 million of unrecognized compensation costs related to restricted stock units, calculated at the grant-date price, which are expected to be recognized over a weighted-average period of 1.72 years. The excess tax benefits related to stock-based compensation were $17 million, $12 million and $14 million in 2015, 2014 and 2013, respectively.

RAI has a policy of issuing new shares of common stock to satisfy share option exercises. There was no share option activity during 2015 and 2014.

Equity compensation plan information as of December 31, 2015, was as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity Compensation Plans Approved by Security Holders	7,771,891	(2)	$—	62,644,502
Equity Compensation Plans Not Approved by Security Holders (1)	—		—	1,996,772
Total	7,771,891	(2)	—	64,641,274

(1)	The EIAP was approved by RJR’s sole shareholder, NGH, prior to RJR’s spin-off on June 15, 1999.
(2)	Consists of restricted stock units. These restricted stock units represent the maximum number of shares to be awarded under the best-case targets, and accordingly, may overstate expected dilution.

Note 16 — Retirement Benefits

RAI sponsors a number of non-contributory defined benefit pension plans covering most of the employees of RAI and certain of its subsidiaries. RAI and a subsidiary provide certain health and life insurance benefits for most of the retired employees of RAI and certain of its subsidiaries and their dependents. These benefits are generally no longer provided to employees hired on or after January 1, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The changes in benefit obligations and plan assets, as well as the funded status of these plans at December 31 were as follows:

	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014
Change in benefit obligations:
Obligations at beginning of year	$6,389	$5,618	$1,251	$1,169
Service cost	26	21	2	2
Interest cost	275	266	50	53
Actuarial (gain) loss	(270)	941	(120)	106
Merger	756	—	111	—
Benefits paid	(431)	(457)	(84)	(79)
Settlements	(7)	—	—	—
Obligations at end of year	$6,738	$6,389	$1,210	$1,251
Change in plan assets:
Fair value of plan assets at beginning of year	$5,309	$5,220	$259	$268
Actual return on plan assets	(131)	536	(1)	14
Employer contributions	18	10	67	56
Merger	593	—	—	—
Benefits paid	(431)	(457)	(84)	(79)
Settlements	(7)	—	—	—
Fair value of plan assets at end of year	$5,351	$5,309	$241	$259
Funded status	$(1,387)	$(1,080)	$(969)	$(992)

For the pension benefit plans, the benefit obligation is the projected benefit obligation. For the postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation.

As of December 31, 2015, the decrease in the pension benefits funded status is primarily a result of the acquired plans from the Merger, lower return on plan assets, and updated assumptions which increased pension obligations by $17 million. The resulting decrease in funded status was offset by the increase in the discount rate. The increase in discount rate decreased pension obligations by $287 million.

As of December 31, 2015, the increase in postretirement benefits funded status is primarily a result of the increase in the discount rate and updated assumptions offset by the acquired plans from the Merger. The increase in the discount rate decreased postretirement obligations by $37 million and the updated assumptions decreased postretirement obligations by $83 million.

As of December 31, 2014, the decrease in pension and postretirement benefits funded status is primarily due to updated mortality assumptions and a decrease in the discount rate. The mortality assumptions were utilized to reflect the best estimate of future mortality for pension and postretirement plan participants. The result was an increase in pension and postretirement obligations of $381 million and $52 million, respectively.

	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014
Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit — other current liabilities	$(10)	$(9)	$(81)	$(66)
Accrued benefit — long-term retirement benefits	(1,377)	(1,071)	(888)	(926)
Net amount recognized	(1,387)	(1,080)	(969)	(992)
Accumulated other comprehensive loss	636	652	(183)	(117)
Net amounts recognized in the consolidated balance sheets	$(751)	$(428)	$(1,152)	$(1,109)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Amounts included in accumulated other comprehensive loss were as follows as of December 31:

	2015			2014
	Pension Benefits	Postretirement Benefits	Total	Pension Benefits	Postretirement Benefits	Total
Prior service cost (credit)	$10	$(137)	$(127)	$14	$(178)	$(164)
Net actuarial (gain) loss	626	(46)	580	638	61	699
Deferred income taxes	(262)	53	(209)	(268)	27	(241)
Accumulated other comprehensive loss	$374	$(130)	$244	$384	$(90)	$294

Changes in accumulated other comprehensive loss were as follows:

	2015			2014
	Pension Benefits	Postretirement Benefits	Total	Pension Benefits	Postretirement Benefits	Total
Net actuarial (gain) loss	$234	$(107)	$127	$764	$104	$868
Amortization of prior service cost (credit)	(3)	42	39	(3)	42	39
Prior service cost (credit)	—	(1)	(1)	—	—	—
Settlements	(1)	—	(1)	—	—	—
MTM adjustment	(246)	—	(246)	(420)	(32)	(452)
Deferred income tax (benefit) expense	6	26	32	(134)	(44)	(178)
Change in accumulated other comprehensive loss	$(10)	$(40)	$(50)	$207	$70	$277

The MTM adjustment in 2015 is primarily a result of pension asset return losses of $131 million versus an expected return of $373 million and was partially offset by an increase in the discount rate. The MTM adjustment in 2014 is primarily a result of updated mortality assumptions which increased pension obligations by $381 million and postretirement obligations by $52 million.

In March 2010, the Patient Protection Affordable Care Act, referred to as the PPACA, as amended by the Health Care and Reconciliation Act of 2010, was signed into law. The PPACA mandates health-care reforms with staggered effective dates from 2010 to 2018. The additional postretirement liability resulting from the material impacts of the PPACA have been included in the accumulated postretirement benefit obligation at December 31, 2015 and 2014. Given the complexity of the PPACA and the extended time period in which implementation is expected to occur, further adjustments to the accumulated postretirement benefit obligation may be necessary in the future.

	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	4.54%	4.12%	4.47%	4.11%
Rate of compensation increase	4.00%	4.00%	—	—

The measurement date used for all plans was December 31.

Pension plans experiencing accumulated benefit obligations, which represent benefits earned to date, in excess of plan assets are summarized below:

	December 31,
	2015	2014
Projected benefit obligation	$6,738	$6,389
Accumulated benefit obligation	6,684	6,326
Plan assets	5,351	5,309

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The components of the total benefit cost (income) and assumptions are set forth below:

	Pension Benefits			Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Service cost	$26	$21	$23	2	$2	$3
Interest cost	275	266	247	50	53	50
Expected return on plan assets	(373)	(360)	(350)	(12)	(12)	(11)
Amortization of prior service cost (credit)	3	3	3	(42)	(42)	(42)
Settlements	1	—	—	—	—	—
MTM adjustment	246	420	—	—	32	—
Total benefit cost (income)	$178	$350	$(77)	$(2)	$33	$—

The estimated prior service cost for the pension plans that is expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2016 is $3 million. The estimated prior service credit for the postretirement plans that is expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2016 is $42 million.

	Pension Benefits			Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31: (1)
Discount rate	4.14%	4.92%	4.07%	4.12%	4.87%	3.99%
Expected long-term return on plan assets	6.83%	7.13%	6.67%	4.85%	4.85%	4.35%
Rate of compensation increase	4.00%	4.00%	4.00%	—	—	—

(1)	Determined as of the beginning of year and adjusted for the Merger.

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

RAI’s risk mitigation strategy seeks to balance pension plan returns with a reasonable level of funded status volatility. Based on this framework, the asset allocation has two primary components. The first component is the “hedging portfolio”, which uses extended duration fixed income holdings and derivatives to match a portion of the interest rate risk associated with the benefit obligations, thereby reducing expected funded status volatility. The second component is the “return seeking portfolio”, which is designed to enhance portfolio returns. The return seeking portfolio is broadly diversified across asset classes.

Allowable investment types include domestic equity, international equity, global equity, emerging market equity, fixed income, real assets, private equity, absolute return and commodities. The range of allowable investment types utilized for pension assets provides enhanced returns and more widely diversifies the plan. Domestic equities are composed of common stocks of large, medium and small companies. International equities include equity securities issued by companies domiciled outside the United States and in depository receipts, which represent ownership of securities of non-U.S. companies. Global equities include a combination of both domestic and international equities. Emerging market equities are comprised of stocks that are domiciled in less developed, fast growing countries. Fixed income includes corporate debt obligations, fixed income securities issued or guaranteed by the U.S. government, and to a lesser extent by non-U.S. governments, mortgage backed securities, high yield securities, asset backed securities, municipal bonds and dollar-denominated obligations issued in the United States by non-U.S. banks and corporations. Real

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

assets consist of publicly traded real estate investment trust securities, private real estate investments and private energy investments. Private equity consists of the unregistered securities of private and public companies. Absolute return investments are diversified portfolios utilizing multiple strategies that invest primarily in public securities, including equities and fixed income. Commodities utilize futures contracts to invest in a variety of energy, metal and agricultural goods.

For pension assets, futures and forward contracts are used for portfolio rebalancing and to approach fully invested portfolio positions. Otherwise, a small number of investment managers employ limited use of derivatives, including futures contracts, options on futures, forward contracts and interest rate swaps in place of direct investment in securities to gain efficient exposure to markets.

RAI’s pension and postretirement plans asset allocations at December 31, 2015 and 2014, by asset category were as follows:

	Pension Plans
	2015 Target (1)	2015	2014 Target (1)	2014
Asset Category:
Domestic equities	10%	10%	10%	10%
International equities	8%	7%	8%	8%
Global equities	9%	11%	9%	10%
Emerging market equities	3%	2%	3%	3%
Fixed income	53%	53%	53%	56%
Absolute return	6%	8%	6%	4%
Private equity	2%	2%	2%	1%
Real assets	5%	5%	5%	4%
Commodities	4%	2%	4%	4%
Total	100%	100%	100%	100%

	Postretirement Plans
	2015 Target (1)	2015	2014 Target (1)	2014
Asset Category:
Domestic equities	21%	20%	21%	21%
International equities	21%	21%	21%	20%
Fixed income	55%	54%	55%	54%
Cash and other	3%	5%	3%	5%
Total	100%	100%	100%	100%

(1)	Allows for a rebalancing range of up to 5 percentage points around target asset allocations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

RAI’s pension and postretirement plan assets, excluding uninvested cash and unsettled trades, carried at fair value on a recurring basis as of December 31, 2015 and 2014, were as follows(1):

	2015				2014
Pension Plans	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Category:
Domestic equities	$410	$47	$—	$457	$511	$—	$—	$511
International equities	144	232	—	376	134	172	—	306
Global equities	585	28	—	613	570	—	—	570
High yield fixed income	—	19	—	19	—	19	—	19
Absolute return	—	177	345	522	—	126	223	349
Private equity	—	—	106	106	—	—	66	66
Real assets	21	6	204	231	21	—	188	209
Commodities	—	57	—	57	—	156	—	156
Agency bonds	—	18	—	18	—	21	—	21
Asset backed securities	—	89	3	92	—	93	3	96
Corporate bonds	—	1,718	1	1,719	—	1,739	2	1,741
Government bonds	—	91	—	91	—	153	—	153
Mortgage backed securities	—	41	24	65	—	42	25	67
Municipal bonds	—	201	—	201	—	209	—	209
Emerging market equities	—	57	—	57	—	52	—	52
Treasuries	—	550	—	550	—	414	—	414
Other	33	90	2	125	62	101	2	165
Total	$1,193	$3,421	$685	$5,299	$1,298	$3,297	$509	$5,104

	2015				2014
Postretirement Plans	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Category:
Domestic equities	$—	$49	$—	$49	$—	$55	$—	$55
International equities	—	49	—	49	—	50	—	50
Short-term bonds	13	—	—	13	9	—	—	9
Intermediate bonds	—	118	—	118	—	131	—	131
Other	—	6	—	6	—	7	—	7
Total	$13	$222	$—	$235	$9	$243	$—	$252

(1)	See note 1 for additional information on the fair value hierarchy.

Transfers of pension and postretirement plan assets in and out of Level 3 during 2015, by asset category were as follows:

	Balance as of January 1, 2015	Purchases, Sales, Issuances and Settlements (net)	Realized Gains	Unrealized Gains (Losses)	Transferred From Other Levels	Balance as of December 31, 2015
Absolute return	$223	$122	$1	$(1)	$—	$345
Private equity	66	32	10	(2)	—	106
Real assets	188	(4)	12	8	—	204
Asset backed securities	3	—	—	—	—	3
Corporate bonds	2	(1)	—	—	—	1
Mortgage backed securities	25	(1)	—	—	—	24
Other	2	—	—	—	—	2
Total	$509	$148	$23	$5	$—	$685

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Transfers of pension and postretirement plan assets in and out of Level 3 during 2014, by asset category were as follows:

	Balance as of January 1, 2014	Purchases, Sales, Issuances and Settlements (net)	Realized Gains	Unrealized Gains (Losses)	Transferred From Other Levels	Balance as of December 31, 2014
Absolute return	$176	$40	$13	$(6)	$—	$223
Private equity	53	6	7	—	—	66
Real assets	190	(24)	8	14	—	188
Asset backed securities	3	—	—	—	—	3
Corporate bonds	2	—	—	—	—	2
Mortgage backed securities	21	2	1	1	—	25
Other	2	—	—	—	—	2
Total	$447	$24	$29	$9	$—	$509

For the years ended December 31, 2015 and 2014, there were no changes among the fair value hierarchy levels between Level 1 and Level 2.

At December 31, 2015 and 2014, the fair value of pension and postretirement assets classified as Level 2 or Level 3 was determined using a combination of third party pricing services and net asset value. In instances where the plans have invested in commingled pools, the net asset value was used as the practical expedient and no adjustments were made to the provided fair value.

The fair value of commingled pools classified as commodities, emerging market equities, municipal bonds, high yield fixed income, mortgage backed securities, domestic equities, international equities, intermediate bonds, other and certain of those classified as real assets, asset backed securities and absolute return, classified as Level 2 and Level 3, was determined primarily using an income approach. This approach utilized the net asset value of the underlying investment fund adjusted by the investment manager for restrictions or illiquidity of the disposition of the interest, if any, valuations provided by the fund’s cash flows, and the rights and obligations of the ownership interest of the fund.

The fair value of assets classified as private equity and certain of those classified as real assets and absolute return, classified as Level 3, was determined primarily using an income approach. The fair value was determined by qualified appraisers utilizing observable and unobservable data, including comparable transactions, the fair value of the underlying assets, discount rates, restrictions on disposing interests in the investment’s cash flows and other entity specific risk factors.

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

Additional information relating to RAI’s significant postretirement plans is as follows:

	2015	2014
Weighted-average health-care cost trend rate assumed for the following year	7.00%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2020

Assumed health-care cost trend rates have a significant effect on the amounts reported for the health-care plans. A one-percentage-point change in assumed health-care cost trend rates would have had the following effects at December 31, 2015:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components	$2	$(2)
Effect on benefit obligation	62	(52)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

During 2016, RAI expects to contribute $335 million to its pension plans, of which $325 million was contributed in January 2016. During 2016, RAI expects payments related to its postretirement plans to be approximately $81 million.

Estimated future benefit payments:

		Postretirement Benefits
Year	Pension Benefits	Gross Projected Benefit Payments Before Medicare Part D Subsidies	Expected Medicare Part D Subsidies	Net Projected Benefit Payments After Medicare Part D Subsidies
2016	$454	$110	$(2)	$108
2017	448	96	(2)	94
2018	444	93	(2)	91
2019	441	90	(2)	88
2020	437	87	(2)	85
2021-2025	2,122	405	(13)	392

Defined Contribution Plans

RAI sponsors qualified defined contribution plans. The expense related to these plans was $40 million in 2015, $37 million in 2014 and $34 million in 2013. Included in the plans is a non-leveraged employee stock ownership plan, which holds shares of the Reynolds Stock Fund. Participants can elect to contribute to the fund. Dividends paid on shares are reflected as a reduction of equity. All shares are considered outstanding for earnings per share computations.

Note 17 — Segment Information

RAI’s reportable operating segments are RJR Tobacco, Santa Fe and American Snuff. The RJR Tobacco segment consists principally of the primary operations of R. J. Reynolds Tobacco Company. The Santa Fe segment consists of the domestic operations of SFNTC. The American Snuff segment consists of the primary operations of American Snuff Co. Included in All Other, among other RAI subsidiaries, are RJR Vapor, Niconovum USA, Inc., Niconovum AB, and until their sale on January 13, 2016, SFRTI and various foreign subsidiaries affiliated with SFRTI. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.

RAI’s largest reportable operating segment, RJR Tobacco, is the second largest tobacco company in the United States. RJR Tobacco’s brands include three of the best-selling cigarettes in the United States: NEWPORT, CAMEL and PALL MALL. These brands, and its other brands, including DORAL, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. As part of its total tobacco strategy, RJR Tobacco also offers a smoke-free tobacco product, CAMEL Snus. RJR Tobacco manages contract manufacturing of cigarette and tobacco products through arrangements with BAT affiliates, and manages the export of tobacco products to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases. RJR Tobacco manages the super-premium cigarettes, DUNHILL and STATE EXPRESS 555, which are licensed from BAT.

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

SFRTI and various foreign subsidiaries affiliated with SFRTI distribute the NATURAL AMERICAN SPIRIT brand outside the United States. On January 13, 2016, RAI, through the Sellers, completed the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with the international companies that distribute and market the brand outside the United States to JTI Holding, a subsidiary of JTI, in an all-cash transaction with a value of approximately $5 billion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Intersegment revenues and items below the operating income line of the consolidated statements of income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by RAI’s chief operating decision maker. Additionally, information about total assets by segment is not reviewed by RAI’s chief operating decision maker and therefore is not disclosed.

Segment Data:

	2015	2014	2013
Net sales:
RJR Tobacco	$8,634	$6,767	$6,728
Santa Fe	818	658	572
American Snuff	855	783	745
All Other	368	263	191
Consolidated net sales	$10,675	$8,471	$8,236
Operating income (loss):
RJR Tobacco (1)(2)(3)	$3,359	$2,173	$2,587
Santa Fe (4)	449	337	280
American Snuff (3)	502	438	420
All Other (5)	(265)	(234)	(70)
Gain on Divestiture	3,181	—	—
Corporate Expense (3)	(273)	(183)	(85)
Consolidated operating income	$6,953	$2,531	$3,132
Cash capital expenditures:
RJR Tobacco	$84	$53	$55
Santa Fe	16	7	2
American Snuff	10	12	15
All Other	64	132	81
Consolidated capital expenditures	$174	$204	$153
Depreciation and amortization expense:
RJR Tobacco	$71	$65	$68
Santa Fe	3	3	3
American Snuff	17	17	18
All Other	31	21	14
Consolidated depreciation and amortization expense	$122	$106	$103
Reconciliation to income from continuing operations before income taxes:
Consolidated operating income (1)(2)(3)(4)(5)	$6,953	$2,531	$3,132
Interest and debt expense	570	286	259
Interest income	(6)	(3)	(5)
Other (income) expense, net	5	(14)	137
Income from continuing operations before income taxes	$6,384	$2,262	$2,741

(1)	Includes trademark and/or other intangible asset impairment charges of $32 million for the year ended December 31, 2013, see “Intangible Assets” in note 4.
(2)

Includes NPM Adjustment credits of $293 million, $341 million and $478 million for RJR Tobacco for the years ended December 31, 2015, 2014 and 2013, respectively. In addition, 2015 includes $93 million for the partial recognition of the 2003 NPM Adjustment. See “— Cost of Products Sold” in note 1.

(3)

Includes MTM adjustment of $229 million for RJR Tobacco, $1 million for American Snuff and $16 million for Corporate Expense for the year ended December 31, 2015. Includes MTM adjustment of $422 million for RJR Tobacco, $4 million for American Snuff and $26 million for Corporate Expense for the year ended December 31, 2014.

(4)	Includes NPM Adjustment credits of $4 million, $4 million and $5 million for Santa Fe for the years ended December 31, 2015, 2014 and 2013, respectively, see “— Cost of Products Sold” in note 1.
(5)	Includes a $99 million charges for asset impairment and exit charges for the year ended December 31, 2015, see “Asset Impairment” in note 5.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Sales to McLane Company, Inc., a distributor, constituted approximately 28% of RAI’s consolidated revenue in 2015 and approximately 31% in each of 2014 and 2013. Sales to Core-Mark International, Inc., a distributor, represented approximately 10% of RAI’s consolidated revenue in 2015 and approximately 11% in each of 2014 and 2013. McLane Company, Inc. and Core-Mark International, Inc. are customers of RJR Tobacco, Santa Fe and American Snuff. No other customer accounted for 10% or more of RAI’s consolidated revenue during those periods.

RAI’s operating subsidiaries’ sales to foreign countries, primarily to related parties, for the years ended December 31, 2015, 2014 and 2013 were $482 million, $497 million and $496 million, respectively.

Note 18 — Related Party Transactions

RAI and RAI’s operating subsidiaries engage in transactions with affiliates of BAT. BAT, through wholly owned subsidiaries, owns approximately 42% of RAI’s outstanding common stock. The following is a summary of balances and transactions with such BAT affiliates as of and for the years ended December 31:

Balances:

	2015	2014
Accounts receivable, related party	$38	$41
Due to related party	9	1
Deferred revenue, related party	33	32
Other current liabilities	2	—

Significant transactions:

	2015	2014	2013
Net sales	$259	$311	$337
Purchases	38	28	27
BAT Share Purchase	4,673	—	—
RAI common stock purchases from B&W	—	155	296
Capsule royalty income	—	7	9
Research and development services billings	3	4	4

RJR Tobacco sells contract-manufactured cigarettes, tobacco leaf and processed tobacco to BAT affiliates. In December 2012, RJR Tobacco entered into an amendment to its contract manufacturing agreement (relating to the production of cigarettes to be sold in Japan) with a BAT affiliate, which amendment, among other things, requires either party to provide three years’ notice to the other party to terminate the agreement without cause, with any such notice to be given no earlier than January 1, 2016. On January 4, 2016, RJR Tobacco received written notice from a BAT affiliate terminating that contract manufacturing agreement effective January 5, 2019. Net sales to BAT affiliates, primarily cigarettes, represented approximately 2% of RAI’s total net sales in 2015, and 4% in each of 2014 and 2013.

RJR Tobacco recorded deferred sales revenue relating to leaf sold to BAT affiliates that had not been delivered as of December 31, in each of 2015, 2014 and 2013, given that RJR Tobacco has a legal right to bill the BAT affiliates. Leaf sales revenue to BAT affiliates is recognized when the product is shipped to the customer. RJR Tobacco recorded royalty income from the license of capsule technology to BAT affiliates.

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

On June 12, 2015, RAI and BAT completed the BAT Share Purchase in connection with the Merger and Divestiture.  For additional information, see note 2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

On December 1, 2015, RJR Tobacco and Nicoventures Holdings Limited, a subsidiary of BAT, signed a definitive vapor technology-sharing and licensing agreement, pursuant to which the companies will collaborate on the development of next generation vapor products.

Note 19 — RAI Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements

The following condensed consolidating financial statements relate to the guaranties of RAI’s $16.7 billion aggregate principal amount of unsecured notes. See note 12 for additional information relating to these notes. Certain of RAI’s direct, wholly owned subsidiaries and certain of its indirectly owned subsidiaries have fully and unconditionally, and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent issuer; RJR, RJR Tobacco, American Snuff Co., SFNTC and certain of RAI’s other subsidiaries, the Guarantors; other direct and indirect subsidiaries of RAI that are not Guarantors; and elimination adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Year Ended December 31, 2015
Net sales	$—	$10,319	$333	$(236)	$10,416
Net sales, related party	—	259	—	—	259
Net Sales	—	10,578	333	(236)	10,675
Cost of products sold	—	4,673	248	(233)	4,688
Selling, general and administrative expenses	79	1,738	281	—	2,098
Gain on Divestiture	—	(3,153)	(28)	—	(3,181)
Amortization expense	—	18	—	—	18
Asset impairment and exit charges	—	99	—	—	99
Operating income (loss)	(79)	7,203	(168)	(3)	6,953
Interest and debt expense	559	104	7	(100)	570
Interest income	(100)	(6)	—	100	(6)
Other (income) expense, net	20	(42)	(16)	43	5
Income (loss) before income taxes	(558)	7,147	(159)	(46)	6,384
Provision for (benefit from) income taxes	(224)	3,417	(62)	—	3,131
Equity income from subsidiaries	3,587	46	—	(3,633)	—
Net income (loss)	$3,253	$3,776	$(97)	$(3,679)	$3,253
For the Year Ended December 31, 2014
Net sales	$—	$8,109	$232	$(181)	$8,160
Net sales, related party	—	311	—	—	311
Net Sales	—	8,420	232	(181)	8,471
Cost of products sold	—	4,002	235	(179)	4,058
Selling, general and administrative expenses	75	1,535	261	—	1,871
Amortization expense	—	11	—	—	11
Operating income (loss)	(75)	2,872	(264)	(2)	2,531
Interest and debt expense	286	79	6	(85)	286
Interest income	(85)	(3)	—	85	(3)
Other (income) expense, net	4	(44)	(17)	43	(14)
Income (loss) from continuing operations before income Taxes	(280)	2,840	(253)	(45)	2,262
Provision for (benefit from) income taxes	(89)	1,004	(98)	—	817
Equity income from subsidiaries	1,661	26	—	(1,687)	—
Income (loss) from continuing operations	1,470	1,862	(155)	(1,732)	1,445
Income from discontinued operations, net of tax	—	25	—	—	25
Net income (loss)	$1,470	$1,887	$(155)	$(1,732)	$1,470
For the Year Ended December 31, 2013
Net sales	$—	$7,785	$147	$(33)	$7,899
Net sales, related party	—	337	—	—	337
Net Sales	—	8,122	147	(33)	8,236
Cost of products sold	—	3,628	83	(33)	3,678
Selling, general and administrative expenses	13	1,222	154	—	1,389
Amortization expense	—	5	—	—	5
Trademark and other intangible asset impairment charges	—	32	—	—	32
Operating income (loss)	(13)	3,235	(90)	—	3,132
Interest and debt expense	255	113	2	(111)	259
Interest income	(111)	(3)	(2)	111	(5)
Other (income) expense, net	129	(45)	10	43	137
Income (loss) before income taxes	(286)	3,170	(100)	(43)	2,741
Provision for (benefit from) income taxes	(95)	1,154	(36)	—	1,023
Equity income from subsidiaries	1,909	5	—	(1,914)	—
Net income (loss)	$1,718	$2,021	$(64)	$(1,957)	$1,718

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Condensed Consolidating Statements of Comprehensive Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Year Ended December 31, 2015
Net income (loss)	$3,253	$3,776	$(97)	$(3,679)	$3,253
Other comprehensive income (loss), net of tax:
Retirement benefits	50	50	13	(63)	50
Amortization of realized loss on hedging instruments	1	—	—	—	1
Cumulative translation adjustment and other	(25)	(27)	(37)	64	(25)
Comprehensive income (loss)	$3,279	$3,799	$(121)	$(3,678)	$3,279
For the Year Ended December 31, 2014
Net income (loss)	$1,470	$1,887	$(155)	$(1,732)	$1,470
Other comprehensive income (loss), net of tax:
Retirement benefits	(277)	(271)	(1)	272	(277)
Unrealized gain on long-term investments	2	2	—	(2)	2
Amortization of realized loss on hedging instruments	1	—	—	—	1
Cumulative translation adjustment and other	(34)	(34)	(48)	82	(34)
Comprehensive income (loss)	$1,162	$1,584	$(204)	$(1,380)	$1,162
For the Year Ended December 31, 2013
Net income (loss)	$1,718	$2,021	$(64)	$(1,957)	$1,718
Other comprehensive income (loss), net of tax:
Retirement benefits	248	239	(1)	(238)	248
Unrealized gain on long-term investments	5	5	—	(5)	5
Amortization of realized loss on hedging instruments	1	—	—	—	1
Cumulative translation adjustment and other	1	1	14	(15)	1
Comprehensive income (loss)	$1,973	$2,266	$(51)	$(2,215)	$1,973

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the consolidating statement of income for the year ended December 31, 2015, were as follows:

Components	Amount Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	(20)	$—	$—	$(20)	Cost of products sold
Amortization of prior service costs	—	(19)	—	—	(19)	Selling, general and administrative expenses
MTM adjustment	—	120	—	—	120	Cost of products sold
MTM adjustment	5	121	—	—	126	Selling, general and administrative expenses
	5	202	—	—	207	Operating income (loss)
Deferred taxes	(1)	(78)	—	—	(79)	Provision for income taxes
Defined benefit pension and postretirement plans	124	—	—	(124)	—	Equity income from subsidiaries
Net of tax	$128	$124	—	$(124)	$128	Net income (loss)
Loss on hedging instruments:
Amortization of realized loss	$2	$—	$—	$—	$2	Interest and debt expense
Deferred taxes	(1)	—	—	—	(1)	Provision for income taxes
Net of tax	$1	$—	$—	$—	$1	Net income (loss)
Total reclassifications	$129	$124	$—	$(124)	$129	Net income (loss)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the consolidating statement of income for the year ended December 31, 2014, were as follows:

Components	Amount Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	(21)	$—	$—	(21)	Cost of products sold
Amortization of prior service costs	—	(18)	—	—	(18)	Selling, general and administrative expenses
MTM adjustment	—	205	—	—	205	Cost of products sold
MTM adjustment	10	236	1	—	247	Selling, general and administrative expenses
	10	402	1	—	413	Operating income (loss)
Deferred taxes	(4)	(158)	—	—	(162)	Provision for income taxes
Defined benefit pension and postretirement plans	245	—	—	(245)	—	Equity income from subsidiaries
Net of tax	$251	$244	$1	$(245)	$251	Net income (loss)
Loss on hedging instruments:
Amortization of realized loss	$2	$—	$—	$—	$2	Interest and debt expense
Deferred taxes	(1)	—	—	—	(1)	Provision for income taxes
Net of tax	$1	$—	$—	$—	$1	Net income (loss)
Total reclassifications	$252	$244	$1	$(245)	$252	Net income (loss)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the consolidating statement of income for the year ended December 31, 2013, were as follows:

Components	Amount Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	(21)	$—	$—	(21)	Cost of products sold
Amortization of prior service costs	—	(18)	—	—	(18)	Selling, general and administrative expenses
	—	(39)	—	—	(39)	Operating income (loss)
Deferred taxes	—	16	—	—	16	Provision for income taxes
Defined benefit pension and postretirement plans	(23)	—	—	23	—	Equity income from subsidiaries
Net of tax	$(23)	$(23)	$—	$23	$(23)	Net income (loss)
Loss on hedging instruments:
Amortization of realized loss	$2	$—	$—	$—	$2	Interest and debt expense
Deferred taxes	(1)	—	—	—	(1)	Provision for income taxes
Net of tax	$1	$—	$—	$—	$1	Net income (loss)
Total reclassifications	$(22)	$(23)	$—	$23	$(22)	Net income (loss)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Year Ended December 31, 2015
Cash flows from (used in) operating activities	$(2,279)	$3,219	$6	$(750)	$196
Cash flows from (used in) investing activities:
Capital expenditures	—	(160)	(12)	(2)	(174)
Proceeds from settlement of short-term investments	—	265	—	—	265
Proceeds from settlement of long-term investments	—	67	—	—	67
Return of intercompany investments	185	—	—	(185)	—
Acquisition, net of cash acquired	(18,278)	1,001	57	—	(17,220)
Proceeds from Divestiture	7,056	—	—	—	7,056
Other, net	10	22	—	(31)	1
Net cash flows from (used in) investing activities	(11,027)	1,195	45	(218)	(10,005)
Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,583)	(709)	—	709	(1,583)
Repurchase of common stock	(124)	—	—	—	(124)
Proceeds from BAT Share Purchase	4,673	—	—	—	4,673
Issuance of long-term debt	8,975	—	—	—	8,975
Repayment of long-term debt	(450)	—	—	—	(450)
Debt issuance costs and financing fees	(70)	—	—	—	(70)
Principal borrowings under revolving credit facility	1,400	—	—	—	1,400
Repayments under revolving credit facility	(1,400)	—	—	—	(1,400)
Excess tax benefit on stock-based compensation plans	17	—	—	—	17
Dividends paid on preferred stock	(43)	—	—	43	—
Distribution of equity	—	(185)	—	185	—
Other, net	2,384	(2,445)	30	31	—
Net cash flows from (used in) financing activities	13,779	(3,339)	30	968	11,438
Effect of exchange rate changes on cash and cash equivalents	—	—	(28)	—	(28)
Net change in cash and cash equivalents	473	1,075	53	—	1,601
Cash and cash equivalents at beginning of year	102	469	395	—	966
Cash and cash equivalents at end of year	$575	$1,544	$448	$—	$2,567
For the Year Ended December 31, 2014
Cash flows from (used in) operating activities	$1,277	$1,865	$(179)	$(1,340)	$1,623
Cash flows from (used in) investing activities:
Capital expenditures	—	(265)	(94)	155	(204)
Proceeds from termination of joint venture	—	—	35	—	35
Proceeds from settlement of long-term investments	—	4	—	—	4
Return of intercompany investments	165	—	—	(165)	—
Other, net	218	35	126	(419)	(40)
Net cash flows from (used in) investing activities	383	(226)	67	(429)	(205)
Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,411)	(1,301)	—	1,301	(1,411)
Repurchase of common stock	(440)	—	—	—	(440)
Excess tax benefit on stock-based compensation plans	12	—	—	—	12
Principal borrowings under revolving credit facility	1,000	—	—	—	1,000
Repayments under revolving credit facility	(1,000)	—	—	—	(1,000)
Debt issuance costs and financing fees	(79)	—	—	—	(79)
Dividends paid on preferred stock	(43)	—	—	43	—
Distribution of equity	—	(165)	—	165	—
Other, net	(41)	(400)	181	260	—
Net cash flows from (used in) financing activities	(2,002)	(1,866)	181	1,769	(1,918)
Effect of exchange rate changes on cash and cash equivalents	—	—	(34)	—	(34)
Net change in cash and cash equivalents	(342)	(227)	35	—	(534)
Cash and cash equivalents at beginning of year	444	696	360	—	1,500
Cash and cash equivalents at end of year	$102	$469	$395	$—	$966

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Year Ended December 31, 2013
Cash flows from (used in) operating activities	$1,519	$945	$(70)	$(1,086)	$1,308
Cash flows from (used in) investing activities:
Capital expenditures	—	(80)	(74)	1	(153)
Proceeds from termination of joint venture	—	—	31	—	31
Proceeds from settlement of long-term investment	—	6	—	—	6
Return of intercompany investments	300	—	—	(300)	—
Other, net	81	27	(1)	(104)	3
Net cash flows from (used in) investing activities	381	(47)	(44)	(403)	(113)
Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,335)	(1,042)	—	1,042	(1,335)
Repurchase of common stock	(775)	—	—	—	(775)
Excess tax benefit on stock-based compensation plans	14	—	—	—	14
Principal borrowings under term-loan credit facility	500	—	—	—	500
Repayment under term-loan credit facility	(500)	—	—	—	(500)
Proceeds from issuance of long-term debt, net of discounts	1,097	—	—	—	1,097
Repayments of long-term debt	(975)	(60)	—	—	(1,035)
Debt issuance costs and financing fees	(18)	—	—	—	(18)
Make-whole premium for early extinguishment of debt	(155)	—	—	—	(155)
Dividends paid on preferred stock	(43)	—	—	43	—
Distribution of equity	—	(300)	—	300	—
Other, net	(21)	(220)	137	104	—
Net cash flows from (used in) financing activities	(2,211)	(1,622)	137	1,489	(2,207)
Effect of exchange rate changes on cash and cash equivalents	—	—	10	—	10
Net change in cash and cash equivalents	(311)	(724)	33	—	(1,002)
Cash and cash equivalents at beginning of year	755	1,420	327	—	2,502
Cash and cash equivalents at end of year	$444	$696	$360	$—	$1,500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
December 31, 2015
Assets
Cash and cash equivalents	$575	$1,544	$448	$—	$2,567
Short term investments	—	149	—	—	149
Accounts receivable	—	62	6	—	68
Accounts receivable, related party	—	38	—	—	38
Other receivables	70	3,459	91	(3,585)	35
Inventories	—	1,694	44	(4)	1,734
Deferred income taxes, net	14	1,011	7	—	1,032
Other current assets	116	323	129	(4)	564
Total current assets	775	8,280	725	(3,593)	6,187
Property, plant and equipment, net	3	1,223	29	—	1,255
Trademarks and other intangible assets, net	—	29,467	—	—	29,467
Goodwill	—	15,976	17	—	15,993
Long-term intercompany notes receivable	1,583	169	—	(1,752)	—
Investment in subsidiaries	37,151	662	—	(37,813)	—
Other assets and deferred charges	267	212	31	(188)	322
Total assets	$39,779	$55,989	$802	$(43,346)	$53,224
Liabilities and shareholders’ equity
Accounts payable	$2	$173	$4	$—	$179
Tobacco settlement accruals	—	2,816	—	—	2,816
Due to related party	—	9	—	—	9
Deferred revenue, related party	—	33	—	—	33
Current maturities of long-term debt	420	86	—	—	506
Dividends on common stock	514	—	—	—	514
Other current liabilities	3,707	1,039	79	(3,591)	1,234
Total current liabilities	4,643	4,156	83	(3,591)	5,291
Long-term intercompany notes payable	169	1,260	323	(1,752)	—
Long-term debt (less current maturities)	16,614	327	—	—	16,941
Deferred income taxes, net	—	10,421	—	(185)	10,236
Long-term retirement benefits (less current portion)	57	2,153	55	—	2,265
Other noncurrent liabilities	44	195	—	—	239
Shareholders’ equity	18,252	37,477	341	(37,818)	18,252
Total liabilities and shareholders’ equity	$39,779	$55,989	$802	$(43,346)	$53,224

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
December 31, 2014
Assets
Cash and cash equivalents	$102	$469	$395	$—	$966
Accounts receivable	—	74	42	—	116
Accounts receivable, related party	—	41	—	—	41
Other receivables	70	1,199	10	(1,267)	12
Inventories	—	1,198	85	(2)	1,281
Deferred income taxes, net	5	688	10	—	703
Other current assets	50	151	1	2	204
Total current assets	227	3,820	543	(1,267)	3,323
Property, plant and equipment, net	3	1,170	30	—	1,203
Trademarks and other intangible assets, net	—	2,417	4	—	2,421
Goodwill	—	7,999	17	—	8,016
Long-term intercompany notes receivable	1,593	190	—	(1,783)	—
Investment in subsidiaries	9,598	450	—	(10,048)	—
Other assets and deferred charges	101	180	23	(71)	233
Total assets	$11,522	$16,226	$617	$(13,169)	$15,196
Liabilities and shareholders’ equity
Accounts payable	$1	$128	$13	$—	$142
Tobacco settlement accruals	—	1,819	—	—	1,819
Due to related party	—	1	—	—	1
Deferred revenue, related party	—	32	—	—	32
Current maturities of long-term debt	450	—	—	—	450
Dividends on common stock	356	—	—	—	356
Other current liabilities	1,280	682	51	(1,269)	744
Total current liabilities	2,087	2,662	64	(1,269)	3,544
Long-term intercompany notes payable	190	1,300	293	(1,783)	—
Long-term debt (less current maturities)	4,633	—	—	—	4,633
Deferred income taxes, net	—	450	—	(67)	383
Long-term retirement benefits (less current portion)	57	1,930	10	—	1,997
Other noncurrent liabilities	33	83	1	—	117
Shareholders’ equity	4,522	9,801	249	(10,050)	4,522
Total liabilities and shareholders’ equity	$11,522	$16,226	$617	$(13,169)	$15,196

Note 20 — RJR Tobacco Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
For the Year Ended December 31, 2015
Net sales	$—	$8,714	$—	$2,039	$(337)	$10,416
Net sales, related party	—	259	—	—	—	259
Net sales	—	8,973	—	2,039	(337)	10,675
Cost of products sold	—	4,277	—	746	(335)	4,688
Selling, general and administrative expenses, net	79	2,318	3	(302)	—	2,098
(Gain) loss on Divestiture	—	1,887	—	(5,068)	—	(3,181)
Amortization expense	—	12	—	6	—	18
Asset impairment and exit charges	—	99	—	—	—	99
Operating income (loss)	(79)	380	(3)	6,657	(2)	6,953
Interest and debt expense	559	20	—	94	(103)	570
Interest income	(100)	(5)	(4)	—	103	(6)
Other (income) expense, net	20	2	(43)	(17)	43	5
Income (loss) from continuing operations before income taxes	(558)	363	44	6,580	(45)	6,384
Provision for (benefit from) income taxes	(224)	928	—	2,427	—	3,131
Equity income (loss) from subsidiaries	3,587	3,732	3,185	—	(10,504)	—
Net income (loss)	$3,253	$3,167	$3,229	$4,153	$(10,549)	$3,253

For the Year Ended December 31, 2014
Net sales	$—	$6,728	$—	$1,701	$(269)	$8,160
Net sales, related party	—	311	—	—	—	311
Net sales	—	7,039	—	1,701	(269)	8,471
Cost of products sold	—	3,641	—	686	(269)	4,058
Selling, general and administrative expenses, net	75	1,629	6	161	—	1,871
Amortization expense	—	4	—	7	—	11
Operating income (loss)	(75)	1,765	(6)	847	—	2,531
Interest and debt expense	286	21	—	67	(88)	286
Interest income	(85)	(2)	(3)	(1)	88	(3)
Other (income) expense, net	4	1	(45)	(17)	43	(14)
Income (loss) from continuing operations before income taxes	(280)	1,745	42	798	(43)	2,262
Provision for (benefit from) income taxes	(89)	627	(1)	280	—	817
Equity income (loss) from subsidiaries	1,661	279	1,425	—	(3,365)	—
Net income (loss) from continuing operations	1,470	1,397	1,468	518	(3,408)	1,445
Income from discontinued operations, net of tax	—	25	—	—	—	25
Net income (loss)	$1,470	$1,422	$1,468	$518	$(3,408)	$1,470

For the Year Ended December 31, 2013
Net sales	$—	$6,505	$—	$1,493	$(99)	$7,899
Net sales, related party	—	337	—	—	—	337
Net sales	—	6,842	—	1,493	(99)	8,236
Cost of products sold	—	3,280	—	497	(99)	3,678
Selling, general and administrative expenses, net	13	1,348	—	28	—	1,389
Amortization expense	—	4	—	1	—	5
Trademark and other intangible asset impairment charges	—	—	—	32	—	32
Operating income (loss)	(13)	2,210	—	935	—	3,132
Interest and debt expense	255	23	3	92	(114)	259
Interest income	(111)	(3)	(3)	(2)	114	(5)
Other (income) expense, net	129	1	(46)	10	43	137
Income (loss) from continuing operations before income taxes	(286)	2,189	46	835	(43)	2,741
Provision for (benefit from) income taxes	(95)	841	(2)	279	—	1,023
Equity income (loss) from subsidiaries	1,909	259	1,605	—	(3,773)	—
Net income (loss)	$1,718	$1,607	$1,653	$556	$(3,816)	$1,718

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Condensed Consolidating Statements of Comprehensive Income

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
For the Year Ended December 31, 2015
Net income (loss)	$3,253	$3,167	$3,229	$4,153	$(10,549)	$3,253
Other comprehensive income (loss), net of tax:
Retirement benefits	50	39	51	12	(102)	50
Amortization of realized loss on hedging instruments	1	—	—	—	—	1
Cumulative translation adjustment and other	(25)	(25)	(25)	(26)	76	(25)
Comprehensive income (loss)	$3,279	$3,181	$3,255	$4,139	$(10,575)	$3,279

For the Year Ended December 31, 2014
Net income (loss)	$1,470	$1,422	$1,468	$518	$(3,408)	$1,470
Other comprehensive income (loss), net of tax:
Retirement benefits	(277)	(259)	(261)	(11)	531	(277)
Unrealized gain (loss) on long-term investments	2	2	2	—	(4)	2
Amortization of realized loss on hedging instruments	1	—	—	—	—	1
Cumulative translation adjustment and other	(34)	(32)	(32)	(33)	97	(34)
Comprehensive income (loss)	$1,162	$1,133	$1,177	$474	$(2,784)	$1,162

For the Year Ended December 31, 2013
Net income (loss)	$1,718	$1,607	$1,653	$556	$(3,816)	$1,718
Other comprehensive income (loss), net of tax:
Retirement benefits	248	226	227	11	(464)	248
Unrealized gain (loss) on long-term investments	5	5	5	—	(10)	5
Amortization of realized loss on hedging instruments	1	—	—	—	—	1
Cumulative translation adjustment and other	1	3	2	2	(7)	1
Comprehensive income (loss)	$1,973	$1,841	$1,887	$569	$(4,297)	$1,973

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statement of income for the year ended December 31, 2015, were as follows:

Components	Amounts Reclassified						Affected Line Item
	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(19)	$—	$(1)	$—	$(20)	Cost of products sold
Amortization of prior service costs	—	(17)	(1)	(1)		(19)	Selling, general and administrative expenses, net
MTM Adjustment	—	119	—	1	—	120	Cost of products sold
MTM Adjustment	5	110	3	8	—	126	Selling, general and administrative expenses, net
	5	193	2	7	—	207	Operating income (loss)
Deferred taxes	(1)	(74)	(1)	(3)	—	(79)	Provision for income taxes
Defined benefit pension and postretirement plans	124	—	118	—	(242)	—	Equity income (loss) from subsidiaries
Net of tax	128	119	119	4	(242)	128	Net income (loss)

Loss on hedging instruments:
Amortization of realized loss	2	—	—	—	—	2	Interest and debt expense
Deferred taxes	(1)	—	—	—	—	(1)	Provision for income taxes
Net of tax	1	—	—	—	—	1	Net income (loss)
Total reclassifications	$129	$119	$119	$4	$(242)	$129	Net income (loss)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statement of income for the year ended December 31, 2014, were as follows:

Components	Amounts Reclassified						Affected Line Item
	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(20)	$—	$(1)	$—	$(21)	Cost of products sold
Amortization of prior service costs	—	(17)	—	(1)	—	(18)	Selling, general and administrative expenses, net
MTM Adjustment	—	195	—	10	—	205	Cost of products sold
MTM Adjustment	10	228	4	5	—	247	Selling, general and administrative expenses, net
	10	386	4	13	—	413	Operating income (loss)
Deferred taxes	(4)	(152)	(1)	(5)	—	(162)	Provision for income taxes
Defined benefit pension and postretirement plans	245	—	234	—	(479)	—	Equity income (loss) from subsidiaries
Net of tax	251	234	237	8	(479)	251	Net income (loss)

Loss on hedging instruments:
Amortization of realized loss	2	—	—	—	—	2	Interest and debt expense
Deferred taxes	(1)	—	—	—	—	(1)	Provision for income taxes
Net of tax	1	—	—	—	—	1	Net income (loss)
Total reclassifications	$252	$234	$237	$8	$(479)	$252	Net income (loss)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statement of income for the year ended December 31, 2013, were as follows:

Components	Amounts Reclassified						Affected Line Item
	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(20)	$—	$(1)	$—	$(21)	Cost of products sold
Amortization of prior service costs	—	(17)	—	(1)	—	(18)	Selling, general and administrative expenses, net
	—	(37)	—	(2)	—	(39)	Operating income (loss)
Deferred taxes	—	15	—	1	—	16	Provision for income taxes
Defined benefit pension and postretirement plans	(23)	—	(22)	—	45	—	Equity income (loss) from subsidiaries
Net of tax	(23)	(22)	(22)	(1)	45	(23)	Net income (loss)

Loss on hedging instruments:
Amortization of realized loss	2	—	—	—	—	2	Interest and debt expense
Deferred taxes	(1)	—	—	—	—	(1)	Provision for income taxes
Net of tax	1	—	—	—	—	1	Net income (loss)
Total reclassifications	$(22)	$(22)	(22)	$(1)	$45	$(22)	Net income (loss)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
For the Year Ended December 31, 2015
Cash flows from (used in) operating activities	$(2,279)	$2,924	$549	$422	$(1,420)	$196
Cash flows from (used in) investing activities:
Capital expenditures	—	(99)	—	(73)	(2)	(174)
Proceeds from settlement of short-term investments	—	265	—	—	—	265
Proceeds from settlement of long-term investments	—	67	—	—	—	67
Return of intercompany investments	185	11	344	—	(540)	—
Acquisition, net of cash acquired	(18,278)	523	—	535	—	(17,220)
Proceeds from Divestiture	7,056	—	—	—	—	7,056
Other, net	10	1	17	21	(48)	1
Net cash flows from (used in) from investing activities	(11,027)	768	361	483	(590)	(10,005)
Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,583)	(461)	(709)	(209)	1,379	(1,583)
Repurchase of common stock	(124)	—	—	—	—	(124)
Proceeds from BAT Share Purchase	4,673	—	—	—	—	4,673
Issuance of long-term debt, net of discounts	8,975	—	—	—	—	8,975
Repayment of long-term debt	(450)	—	—	—	—	(450)
Debt issuance costs and financing fees	(70)	—	—	—	—	(70)
Principal borrowings under revolving credit facility	1,400	—	—	—	—	1,400
Repayments under revolving credit facility	(1,400)	—	—	—	—	(1,400)
Excess tax benefit on stock-based compensation plans	17	—	—	—	—	17
Dividends paid on preferred stock	(43)	—	—	—	43	—
Distribution of equity	—	(344)	(185)	(11)	540	—
Other, net	2,384	(2,405)	—	(27)	48	—
Net cash flows from (used in) financing activities	13,779	(3,210)	(894)	(247)	2,010	11,438
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(28)	—	(28)
Net change in cash and cash equivalents	473	482	16	630	—	1,601
Cash and cash equivalents at beginning of period	102	327	3	534	—	966
Cash and cash equivalents at end of period	$575	$809	$19	$1,164	$—	$2,567

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
For the Year Ended December 31, 2014
Cash flows from (used in) operating activities	$1,277	$1,364	$1,424	$524	$(2,966)	$1,623
Cash flows from (used in) investing activities:
Capital expenditures	—	(232)	—	(127)	155	(204)
Proceeds from termination of joint venture	—	—	—	35	—	35
Proceeds from settlement of long-term investment	—	2	2	—	—	4
Return of intercompany investments	165	105	21	—	(291)	—
Other, net	218	(8)	19	187	(456)	(40)
Net cash flows from (used in) investing activities	383	(133)	42	95	(592)	(205)
Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,411)	(1,377)	(1,301)	(250)	2,928	(1,411)
Repurchase of common stock	(440)	—	—	—	—	(440)
Excess tax benefit on stock-based compensation	12	—	—	—	—	12
Principal borrowings under revolving credit facility	1,000	—	—	—	—	1,000
Repayments under revolving credit facility	(1,000)	—	—	—	—	(1,000)
Debt issuance costs and financing fees	(79)	—	—	—	—	(79)
Dividends paid on preferred stock	(43)	—	—	—	43	—
Distribution of equity	—	(21)	(165)	(105)	291	—
Other, net	(41)	(20)	—	(235)	296	—
Net cash flows from (used in) financing activities	(2,002)	(1,418)	(1,466)	(590)	3,558	(1,918)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(34)	—	(34)
Net change in cash and cash equivalents	(342)	(187)	—	(5)	—	(534)
Cash and cash equivalents at beginning of period	444	514	3	539	—	1,500
Cash and cash equivalents at end of period	$102	$327	$3	$534	$—	$966

For the Year Ended December 31, 2013
Cash flows from (used in) operating activities	$1,519	$945	$1,108	$424	$(2,688)	$1,308
Cash flows from (used in) investing activities:
Capital expenditures	—	(55)	—	(99)	1	(153)
Proceeds from termination of joint venture	—	—	—	31	—	31
Proceeds from settlement of long-term investment	—	2	4	—	—	6
Contributions to intercompany investments	—	—	—	—	—	—
Return of intercompany investments	300	15	365	—	(680)	—
Other, net	81	1	17	271	(367)	3
Net cash flows from (used in) investing activities	381	(37)	386	203	(1,046)	(113)
Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,335)	(1,065)	(1,042)	(537)	2,644	(1,335)
Repurchase of common stock	(775)	—	—	—	—	(775)
Debt issuance costs and financing fees	(18)	—	—	—	—	(18)
Principal borrowings under revolving credit facility	500	—	—	—	—	500
Repayments under revolving credit facility	(500)	—	—	—	—	(500)
Proceeds from issuance of long-term debt, net of discounts	1,097	—	—	—	—	1,097
Repayment of long-term debt	(975)	—	(60)	—	—	(1,035)
Make-whole premium for early extinguishment of debt	(155)	—	—	—	—	(155)
Excess tax benefit on stock-based compensation	14	—	—	—	—	14
Dividends paid on preferred stock	(43)	—	—	—	43	—
Distribution of equity	—	(365)	(300)	(15)	680	—
Other, net	(21)	(153)	(95)	(98)	367	—
Net cash flows from (used in) financing activities	(2,211)	(1,583)	(1,497)	(650)	3,734	(2,207)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	10	—	10
Net change in cash and cash equivalents	(311)	(675)	(3)	(13)	—	(1,002)
Cash and cash equivalents at beginning of period	755	1,189	6	552	—	2,502
Cash and cash equivalents at end of period	$444	$514	$3	$539	$—	$1,500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
December 31, 2015
Assets
Cash and cash equivalents	$575	$809	$19	$1,164	$—	$2,567
Short-term investments	—	149	—	—	—	149
Accounts receivable	—	48	—	20	—	68
Accounts receivable, related party	—	38	—	—	—	38
Other receivables	70	30	17	4,890	(4,972)	35
Inventories	—	941	—	797	(4)	1,734
Deferred income taxes, net	14	928	1	89	—	1,032
Other current assets	116	236	—	212	—	564
Total current assets	775	3,179	37	7,172	(4,976)	6,187
Property, plant and equipment, net	3	792	—	460	—	1,255
Trademarks and other intangible assets, net	—	346	—	29,121	—	29,467
Goodwill	—	3,453	9,853	2,687	—	15,993
Long-term intercompany notes receivable	1,583	—	90	169	(1,842)	—
Investment in subsidiaries	37,151	23,199	24,276	—	(84,626)	—
Other assets and deferred charges	267	783	13	9	(750)	322
Total assets	$39,779	$31,752	$34,269	$39,618	$(92,194)	$53,224
Liabilities and shareholders’ equity
Accounts payable	$2	$146	$—	$31	$—	$179
Tobacco settlement accruals	—	2,673	—	143	—	2,816
Due to related party	—	9	—	—	—	9
Deferred revenue, related party	—	33	—	—	—	33
Current maturities of long-term debt	420	86	—	—	—	506
Dividends payable on common stock	514	—	—	—	—	514
Other current liabilities	3,707	2,189	31	284	(4,977)	1,234
Total current liabilities	4,643	5,136	31	458	(4,977)	5,291
Long-term intercompany notes payable	169	—	—	1,673	(1,842)	—
Long-term debt (less current maturities)	16,614	327	—	—	—	16,941
Deferred income taxes, net	—	1	—	10,981	(746)	10,236
Long-term retirement benefits (less current portion)	57	2,036	30	142	—	2,265
Other noncurrent liabilities	44	182	—	13	—	239
Shareholders’ equity	18,252	24,070	34,208	26,351	(84,629)	18,252
Total liabilities and shareholders’ equity	$39,779	$31,752	$34,269	$39,618	$(92,194)	$53,224

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
December 31, 2014
Assets
Cash and cash equivalents	$102	$327	$3	$534	$—	$966
Accounts receivable	—	61	—	55	—	116
Accounts receivable, related party	—	41	—	—	—	41
Other receivables	70	291	20	1,864	(2,233)	12
Inventories	—	529	—	754	(2)	1,281
Deferred income taxes, net	5	611	1	86	—	703
Other current assets	50	118	—	34	2	204
Total current assets	227	1,978	24	3,327	(2,233)	3,323
Property, plant and equipment, net	3	765	—	435	—	1,203
Trademarks and other intangible assets, net	—	130	—	2,291	—	2,421
Goodwill	—	5,302	—	2,714	—	8,016
Long-term intercompany notes receivable	1,593	—	106	190	(1,889)	—
Investment in subsidiaries	9,598	3,060	6,941	—	(19,599)	—
Other assets and deferred charges	101	731	18	18	(635)	233
Total assets	$11,522	$11,966	$7,089	$8,975	$(24,356)	$15,196
Liabilities and shareholders’ equity
Accounts payable	$1	$110	$—	$31	$—	$142
Tobacco settlement accruals	—	1,709	—	110	—	1,819
Due to related party	—	1	—	—	—	1
Deferred revenue, related party	—	32	—	—	—	32
Current maturities of long-term debt	450	—	—	—	—	450
Dividends payable on common stock	356	—	—	—	—	356
Other current liabilities	1,280	1,274	3	423	(2,236)	744
Total current liabilities	2,087	3,126	3	564	(2,236)	3,544
Long-term intercompany notes payable	190	—	—	1,699	(1,889)	—
Long-term debt (less current maturities)	4,633	—	—	—	—	4,633
Deferred income taxes, net	—	1	—	1,013	(631)	383
Long-term retirement benefits (less current portion)	57	1,822	30	88	—	1,997
Other noncurrent liabilities	33	78	—	6	—	117
Shareholders’ equity	4,522	6,939	7,056	5,605	(19,600)	4,522
Total liabilities and shareholders’ equity	$11,522	$11,966	$7,089	$8,975	$(24,356)	$15,196

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Note 21 — Quarterly Results of Operations (Unaudited)

	First	Second	Third	Fourth
2015
Net sales	$2,057	$2,403	$3,161	$3,054
Gross profit (1)	1,207	1,319	1,757	1,704
Net income (1)(2)	389	1,928	657	279
Per share data (3) :
Basic:
Net income	0.36	1.70	0.46	0.20
Diluted:
Net income	0.36	1.69	0.46	0.19
2014
Net sales	$1,935	$2,162	$2,240	$2,134
Gross profit (4)	1,005	1,203	1,206	999
Income from continuing operations (4)(5)	338	492	467	148
Income from discontinued operations, net of tax	25	—	—	—
Net income (4)(5)	363	492	467	148
Per share data (3) :
Basic:
Income from continuing operations	0.32	0.46	0.44	0.14
Income from discontinued operations	0.02	—	—	—
Net income	0.34	0.46	0.44	0.14
Diluted:
Income from continuing operations	0.32	0.46	0.44	0.14
Income from discontinued operations	0.02	—	—	—
Net income	0.34	0.46	0.44	0.14

(1)

Includes NPM Adjustment credits of $136 million in the first quarter of 2015, $69 million in the second quarter of 2015, $76 million in the third quarter of 2015 and $109 million in the fourth quarter of 2015, see “— Cost of Products Sold” in note 1. The fourth quarter of 2015 includes an MTM adjustment of $120 million.

(2)	Fourth quarter of 2015 includes an additional MTM adjustment of $126 million for a total of $246 million.
(3)	Income per share is computed independently for each of the periods presented. The sum of the income per share amounts for the quarters may not equal the total for the year.
(4)

Includes NPM Adjustment credits of $63 million in the first quarter of 2014, $125 million in the second quarter of 2014, $82 million in the third quarter of 2014 and $75 million in the fourth quarter of 2014, see “— Cost of Products Sold” in note 1. The fourth quarter of 2014 includes an MTM adjustment of $205 million.

(5)	Fourth quarter of 2014 includes an additional MTM adjustment of $247 million for a total of $452 million.

Note 22 — Subsequent Events

Sale of International Rights of NATURAL AMERICAN SPIRIT Brand

On January 13, 2016, RAI, through the Sellers, completed the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with the international companies that distribute and market the brand outside the United States to JTI Holding, a subsidiary of JTI, in an all-cash transaction with a value of approximately $5 billion.

The 2015 Purchase Agreement contains customary representations, warranties and covenants made by the Sellers and JTI Holding, and, for certain provisions, RAI and JTI, and contains indemnification provisions, subject to customary limitations, with respect to these and other matters, including potential litigation relating to specified claims. The 2015 Purchase Agreement also contains a guarantee of Sellers’ obligations by RAI, and a guarantee of JTI Holding’s obligations by JTI. Further, in the 2015 Purchase Agreement, RAI has agreed not to, and agreed to cause its controlled affiliates not to, engage in the business of producing, selling, distributing and developing natural, organic and additive-free combustible tobacco cigarettes and roll-your-own or make-your-own tobacco products outside of the United States, and JTI has agreed not to, and agreed to cause its controlled affiliates not to, engage in the conduct of such business in the United States, in each case, for five years following the closing of the transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The transaction does not include the rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks in the U.S. market, U.S. duty-free locations, and U.S. territories or in U.S. military outlets, all of which have been retained by SFNTC. With this transaction completed, the international rights to nearly all of RAI’s operating companies’ cigarette trademarks are now owned by international tobacco companies.

In accordance with accounting guidance, the assets and liabilities of the disposal group were reclassified, respectively, as assets held for sale, which are included in other current assets, and liabilities held for sale, which are included in other current liabilities, in the consolidated balance sheet at December 31, 2015. A gain will be recorded in the first quarter of 2016 in the All Other segment. For further information related to goodwill and other intangible assets reclassified as held for sale, see note 4.

Tender Offer and Redemption (Unaudited)

On February 4, 2016, RAI commenced a cash tender offer for the maximum amount of specified series of its outstanding debt that it can purchase for up to $2.8 billion in cash, excluding accrued and unpaid interest to, but not including, the applicable settlement date and excluding related fees and expenses, referred to as the Tender Cap. Pursuant to the tender offer, RAI is offering to purchase, subject to the Tender Cap and other conditions and limitations, its 4.750% Senior Notes due 2042, 3.250% Senior Notes due 2022, 3.750% Senior Notes due 2023, 3.250% Senior Notes due 2020, 4.000% Senior Notes due 2022, 4.450% Senior Notes due 2025 and 4.850% Senior Notes due 2023. Such notes are collectively referred to as the Securities. At the commencement of the tender offer, the aggregate principal amount of the Securities outstanding was $7,874 million.

Also on February 4, 2016, RAI called for the redemption of all $700 million outstanding aggregate principal amount of its 6.750% Senior Notes due 2017 and all $250 million outstanding aggregate principal amount of its 7.750% Senior Notes due 2018. The expected redemption date is March 5, 2016.

The early tender date for the tender offer is 5:00 p.m., New York City time, on February 18, 2016, unless extended. The expiration date of the tender offer is 11:59 p.m., New York City time, on March 3, 2016, unless extended or earlier terminated. The terms, conditions and limitations of the tender offer are described in an offer to purchase being delivered to the holders of the Securities.

Holders of the Securities must validly tender and not validly withdraw their Securities on or before the early tender date to be eligible to receive the total consideration (as described below). Tendered Securities may only be withdrawn on or before 5:00 p.m., New York City time, on February 18, 2016, unless such withdrawal date is extended. Securities tendered after the withdrawal date may not be withdrawn.

The table below sets forth certain information regarding the Securities and the tender offer.

Title of Security	Principal Amount Outstanding	Acceptance Priority Level	Reference U.S. Treasury Security	Fixed Spread
4.750% Senior Notes due 2042	$1,000	1	2.875% due August 15, 2045	190 bps
3.250% Senior Notes due 2022	1,100	2	1.375% due January 31, 2021	135 bps
3.750% Senior Notes due 2023	474	3	2.250% due November 15, 2025	105 bps
3.250% Senior Notes due 2020	1,250	4	1.375% due January 31, 2021	85 bps
4.000% Senior Notes due 2022	1,000	5	1.375% due January 31, 2021	125 bps
4.450% Senior Notes due 2025	2,500	6	2.250% due November 15, 2025	140 bps
4.850% Senior Notes due 2023	550	7	2.250% due November 15, 2025	110 bps

The total consideration for each $1,000 principal amount of Securities tendered and accepted for payment by RAI pursuant to the tender offer will be determined in the manner described in the offer to purchase by reference to a fixed spread specified in the table above for each series of the Securities over the yield based on the bid-side price of the U.S. Treasury Security specified in the table above, as calculated by the dealer managers for the tender offer at 2:00 p.m., New York City time, on February 19, 2016. Holders of Securities who validly tender their Securities after the early tender date will, if such Securities are accepted by RAI, receive the tender consideration, which is equal to the total consideration minus $30 per $1,000 principal amount of Securities tendered by such holders and accepted for purchase by RAI. Accrued and unpaid interest up to, but excluding, the applicable settlement date will be paid in cash on all validly tendered Securities accepted and purchased by RAI in the tender offer. The consideration for the Securities is expected to be paid by RAI with cash on hand.

RAI reserves the right, but is not obligated, to increase the Tender Cap.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

RAI expects to accept for purchase any validly tendered and not validly withdrawn Securities on or before the early tender date, subject to the Tender Cap and except as indicated below, in accordance with, and in the order of, the acceptance priority levels set forth in the table above. The initial settlement date is currently expected to occur on February 22, 2016. RAI expects to purchase any remaining Securities that have been validly tendered and not validly withdrawn by the expiration of the tender offer and accepted for purchase, subject to the Tender Cap and the application of the acceptance priority levels, and except as indicated below, one business day following the expiration date of the tender offer.

All Securities validly tendered and not validly withdrawn on or before the early tender date having a higher acceptance priority level will be accepted before any tendered Securities having a lower acceptance priority level, and all Securities validly tendered after the early tender date having a higher acceptance priority level will be accepted before any Securities validly tendered after the early tender date having a lower acceptance priority level. However, Securities validly tendered and not validly withdrawn on or before the early tender date will be accepted for purchase in priority to other Securities validly tendered after the early tender date even if such Securities tendered after the early tender date have a higher acceptance priority level than the Securities validly tendered prior to the early tender date.

If purchasing all of the tendered Securities of a series on any settlement date would cause the Tender Cap to be exceeded, the amount of that series of Securities purchased on that settlement date will be prorated based on the aggregate principal consideration payable for that series of Securities tendered in respect of that settlement date such that the Tender Cap will not be exceeded. Furthermore, if the tender offer is fully subscribed as of the early tender date, holders who validly tender Securities after the early tender date will not have their Securities accepted for purchase.

RAI’s obligation to accept for purchase and to pay for Securities validly tendered and not validly withdrawn pursuant to the tender offer is conditioned upon satisfaction of certain conditions, including the condition that RAI have sufficient cash on hand, at each of the early tender date and expiration date, to purchase on the applicable settlement date all Securities validly tendered and not validly withdrawn by such dates, and to pay all related fees and expenses in connection with the tender offer. See note 12.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Item 10 is incorporated by reference to the following sections of RAI’s definitive Proxy Statement to be filed with the SEC on or about March 23, 2016, referred to as the Proxy Statement: “The Board of Directors — Item 1: Election of Directors;” “The Board of Directors — Biographies of Board Members;” “The Board of Directors — Governance Agreement;” “The Board of Directors — Committees and Meetings of the Board of Directors — Audit and Finance Committee;” “The Board of Directors — Code of Conduct;” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance.” For information regarding the executive officers and certain significant employees of RAI, see “Executive Officers and Certain Significant Employees of the Registrant” in Item 1 of Part I of this report.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:
(1)	Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013.

Consolidated Balance Sheets as of December 31, 2015 and 2014.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013.

(2)	Financial Statement Schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or notes.
(3)	See (b) below.
(b)	Exhibit Numbers 10.31 through 10.68 below are management contracts, compensatory plans or arrangements. The following exhibits are filed or furnished, as the case may be, as part of this report:

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

2.3

Amendment No. 1 to Asset Purchase Agreement, dated May 26, 2015, by and between Reynolds American Inc. and ITG Brands, LLC (formerly known as Lignum-2, L.L.C.) and Imperial Tobacco Group PLC (incorporated by reference to Exhibit 2.3 to Reynolds American Inc.’s Form 8-K, dated May 28, 2015).

2.4

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

4.6

Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Lorillard, Inc.’s Form 8-K, dated June 18, 2009).

4.7

First Supplemental Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to Lorillard, Inc.’s Form 8-K, dated June 18, 2009).

4.8

Second Supplemental Indenture, dated April 12, 2010, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to Lorillard, Inc.’s Form 8-K, dated April 7, 2010).

4.9

Third Supplemental Indenture, dated August 4, 2011, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to Lorillard, Inc.’s Form 8-K, dated August 1, 2011).

4.10

Fourth Supplemental Indenture, dated August 21, 2012, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to Lorillard, Inc.’s Form 8-K, dated August 16, 2012).

4.11

Fifth Supplemental Indenture, dated May 20, 2013, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to Lorillard, Inc.’s Form 8-K, dated May 15, 2013).

4.12

Sixth Supplemental Indenture, dated June 12, 2015, among R. J. Reynolds Tobacco Company, Lorillard Tobacco Company, LLC, R.J. Reynolds Tobacco Holdings, Inc., Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.7 to Reynolds American Inc.’s Form 8-K, dated June 12, 2015).

4.13

Guarantee Agreement of R.J. Reynolds Tobacco Holdings, Inc., dated June 12, 2015, for the Senior Notes of Lorillard Tobacco Company, LLC (incorporated by reference to Exhibit 4.15 to Reynolds American Inc.’s Form 8-K, dated June 12, 2015).

4.14	Seventh Supplemental Indenture, dated June 25, 2015, to Indenture dated June 23, 2009 (incorporated by reference to Exhibit 4.1 to Reynolds American Inc.’s Form 8-K, dated June 29, 2015).

4.15

Guarantee Agreement of Reynolds American Inc., dated August 6, 2015, for the Senior Notes of R. J. Reynolds Tobacco Company (as successor obligor to Lorillard Tobacco Company, LLC (formerly known as Lorillard Tobacco Company)) (incorporated by reference to Exhibit 4.11 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed August 6, 2015).

4.16

Eighth Supplemental Indenture, dated August 6, 2015, to Indenture dated June 23, 2009 (incorporated by reference to Exhibit 4.12 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed August 6, 2015).

4.17

In accordance with Item 601(b)(4)(iii) of Regulation S-K, Reynolds American Inc. agrees to furnish to the SEC, upon request, a copy of each instrument that defines the rights of holders of such long-term debt not filed or incorporated by reference as an exhibit to this Annual Report on Form 10-K.

Exhibit Number

10.1

Subscription and Support Agreement, dated as of July 15, 2014, among British American Tobacco p.l.c., Reynolds American Inc. and for limited purposes only, Brown & Williamson Holdings Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, dated July 15, 2014).

10.2

Amendment No.1 to Subscription and Support Agreement dated May 28, 2015, among British American Tobacco p.l.c., Reynolds American Inc. and for limited purposes Brown & Williamson Holding Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K, dated May 28, 2015).

10.3

Bridge Credit Agreement, dated as of September 23, 2014, among Reynolds American Inc., as Borrower, and the agents and lending institutions party thereto (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, dated September 23, 2014).

10.4

Subsidiary Guarantee Agreement, dated as of September 23, 2014, among certain subsidiaries of Reynolds American Inc., as guarantors, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K, dated September 23, 2014).

10.5

Credit Agreement, dated as of December 18, 2014, among Reynolds American Inc., as Borrower, and the agents and lending institutions party thereto (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, dated December 18, 2014).

10.6

Subsidiary Guarantee Agreement, dated as of December 18, 2014, among certain subsidiaries of Reynolds American Inc. as guarantors and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K, dated December 18, 2014).

10.7

Joinder Agreement, dated August 31, 2015, by and between Lorillard Licensing Company LLC and JP Morgan Chase Bank, N.A., as Administrative Agent, to the Subsidiary Guarantee, dated December 18, 2014 (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, dated August 31, 2015).

10.8

Notice of Extension of Maturity Date, dated October 21, 2015, by the administrative agent under the Credit Agreement, dated as of December 18, 2014, among Reynolds American Inc., as Borrower, and the agents and lending institutions party thereto (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, dated October 21, 2015).

10.9

First Amendment to Credit Agreement, dated as of October 21, 2015, to the Credit Agreement, dated as of December 18, 2014, among Reynolds American Inc., as Borrower, and the agents and lending institutions party thereto (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K, dated October 21, 2015).

10.10

Underwriting Agreement, dated June 9, 2015, by and among Reynolds American Inc., as issuer, Reynolds American Inc.’s subsidiaries that are guaranteeing the notes and Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, for themselves and as representatives of the several other underwriters named therein (incorporated by reference to Exhibit 1.1 to Reynolds American Inc.’s Form 8-K, dated June 12, 2015).

10.11

Registration Rights Agreement, dated July 15, 2015, by and among Reynolds American Inc., the guarantors listed on Schedule 1 thereto, and Citigroup Global Markets Inc. and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, dated July 15, 2015).

10.12

Formation Agreement, dated as of July 30, 2004, among Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.), Brown & Williamson U.S.A., Inc. (n/k/a R. J. Reynolds Tobacco Company) and Reynolds American Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

10.13

Governance Agreement, dated as of July 30, 2004, among British American Tobacco p.l.c., Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) and Reynolds American Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

10.14

Amendment No. 1, dated as of November 18, 2004, to the Governance Agreement, dated as of July 30, 2004, among British American Tobacco p.l.c., Brown & Williamson Holdings, Inc. and Reynolds American Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated November 18, 2004).

10.15

Amendment No. 2, dated April 29, 2008, to the Governance Agreement, dated as of July 30, 2004, as amended, by and among British American Tobacco p.l.c., Brown & Williamson Holdings, Inc. and Reynolds American Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated April 29, 2008).

Exhibit Number

10.16

Amendment No. 3, dated November 11, 2011, to the Governance Agreement, dated as of July 30, 2004, as amended, by and among British American Tobacco p.l.c., Brown & Williamson Holdings, Inc. and Reynolds American Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated November 14, 2011).

10.17

Reciprocal Manufacturing Agreement, dated June 12, 2015, by and between R.J. Reynolds Tobacco Company and ITG Brands, LLC (formerly known as Lignum-2, L.L.C.) (incorporated by reference to Exhibit 10.4 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed August 6, 2015).

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

Exhibit Number

10.30

Agreed Statement of Facts, dated as of April 13, 2010, between Her Majesty the Queen and Northern Brands International, Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated April 16, 2010).

10.31	Amended and Restated Directors and Officers Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated February 1, 2005).

10.32	Reynolds American Inc. 2016 Outside Directors’ Compensation Summary.

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

10.38	Reynolds American Inc. Amended and Restated 2009 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated May 12, 2014).

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

10.42

Form of Performance Share Agreement (three-year vesting), dated March 2, 2015, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed April 20, 2015).

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

10.45

Retirement and Consulting Agreement, by and between Reynolds American Inc. and Daniel M. Delen, dated April 16, 2014 (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated April 16, 2014).

10.46	Offer Letter, by and between Reynolds American Inc. and Susan M. Cameron, dated April 16, 2014 (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated April 16, 2014).

10.47

Offer Letter, by and between R. J. Reynolds Tobacco Company and Debra A. Crew, entered into September 18, 2014 (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated September 18, 2014).

Exhibit Number

10.48

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

10.54

Form of Amended Letter Agreement regarding Severance Benefits and Change of Control Protections between Reynolds American Inc. and the officer named therein (incorporated by reference to Exhibit 10.67 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed February 27, 2008).

10.55

Reynolds American Inc. Executive Severance Plan, (as Amended and Restated effective December 1, 2012) (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated November 29, 2012).

10.56

Amendment No. 1, entered into as of June 12, 2015, to the Reynolds American Inc. Executive Severance Plan (Amended and Restated effective December 1, 2012) (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed August 6, 2015).

10.57

Retention Trust Agreement dated May 13, 1998, by and between RJR Nabisco, Inc. and Wachovia Bank, N.A. (n/k/a Wells Fargo, N.A.) (incorporated by reference to Exhibit 10.6 to RJR Nabisco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).

10.58

Amendment No. 1 to Retention Trust Agreement, dated May 13, 1998, by and between RJR Nabisco, Inc. and Wachovia Bank, N.A. (n/k/a Wells Fargo, N.A.), dated October 1, 2006 (incorporated by reference to Exhibit 10.56 to Reynolds American Inc.’s S-4 filed October 3, 2006).

10.59

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

10.60

Amendment No. 3 to Retention Trust Agreement, dated January 7, 2016, as amended, by and between R.J. Reynolds Tobacco Holdings, Inc., as successor to RJR Nabisco, Inc., and Wachovia Bank, N.A. (n/k/a Wells Fargo, N.A.), dated January 24, 2007.

10.61

Supplemental Pension Plan for Executives of Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) (as amended and restated through January 1, 2012) (incorporated by reference to Exhibit 10.48 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed February 15, 2012).

10.62

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

10.63

Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) Health Care Plan for Salaried Employees (as amended through July 29, 2004, by Amendment Nos. 1 and 2) (incorporated by reference to Exhibit 10.69 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 9, 2005).

Exhibit Number

10.64

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

10.66

Amendment No. 5, entered into as of December 29, 2006, to the Brown & Williamson Tobacco Corporation Health Care Plan for Salaried Employees (incorporated by reference to Exhibit 10.72 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed February 27, 2007).

10.67

Amendment No. 6, entered into as of December 19, 2011, to the Brown & Williamson Tobacco Corporation Health Care Plan for Salaried Employees (incorporated by reference to Exhibit 10.54 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed February 15, 2012).

10.68

Amendment No. 7, entered into as of January 24, 2014, to the Brown & Williamson Tobacco Corporation Health Care Plan for Salaried Employees (incorporated by reference to Exhibit 10.57 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed February 11, 2014).

10.69

Standard Supplier Agreement, dated August 1, 2003, as amended, by and between R. J. Reynolds Tobacco Company and Eastman Chemical Company (incorporated by reference to Exhibit 10.3 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed October 23, 2012).

10.70

Amendment, effective January 8, 2014, to Standard Supplier Agreement among R. J. Reynolds Tobacco Company, Santa Fe Natural Tobacco Company, Inc. and Eastman Chemical Company (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated February 10, 2014).

12.1	Computation of Ratio of Earnings to Fixed Charges for each of the five years within the period ended December 31, 2015.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

31.2	Certification of Chief Financial Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

32.1*

Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

REYNOLDS AMERICAN INC. (Registrant)

Dated: February 11, 2016	By:	/S/ SUSAN M. CAMERON
Susan M. Cameron
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ SUSAN M. CAMERON Susan M. Cameron	President, Chief Executive Officer and Director (principal executive officer)	February 11, 2016

/S/ ANDREW D. GILCHRIST Andrew D. Gilchrist	Executive Vice President and Chief Financial Officer (principal financial officer)	February 11, 2016

/S/ FREDERICK W. SMOTHERS Frederick W. Smothers	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 11, 2016

/S/ THOMAS C. WAJNERT Thomas C. Wajnert	Chairman of the Board and Director	February 11, 2016

/S/ JEROME ABELMAN Jerome Abelman	Director	February 11, 2016

/S/ MARTIN D. FEINSTEIN Martin D. Feinstein	Director	February 11, 2016

/S/ LUC JOBIN Luc Jobin	Director	February 11, 2016

/S/ MURRAY S. KESSLER Murray S. Kessler	Director	February 11, 2016

/S/ HOLLY KELLER KOEPPEL Holly Keller Koeppel	Director	February 11, 2016

/S/ ROBERT LERWILL Robert Lerwill	Director	February 11, 2016

/S/ NANA MENSAH Nana Mensah	Director	February 11, 2016

/S/ LIONEL L. NOWELL III Lionel L. Nowell III	Director	February 11, 2016

/S/ RICARDO OBERLANDER Ricardo Oberlander	Director	February 11, 2016

/S/ RONALD S. ROLFE Ronald S. Rolfe	Director	February 11, 2016

/S/ JOHN J. ZILLMER John J. Zillmer	Director	February 11, 2016