Form 10-Q
period 2016-03-31
REYNOLDS AMERICAN INC
filed 2016-04-26
CIK 1275283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 1,427,341,241 shares of common stock, par value $.0001 per share, as of April 4, 2016.

Part I — Financial Information

Item 1. Financial Statements

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions, Except Per Share Amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Net sales(1)	$2,862	$1,975
Net sales, related party	55	82
Net sales	2,917	2,057
Costs and expenses:
Cost of products sold(1)	1,165	850
Selling, general and administrative expenses	465	511
Gain on divestiture	(4,861)	—
Amortization expense	6	3
Operating income	6,142	693
Interest and debt expense	174	91
Interest income	(3)	(1)
Other (income) expense, net	252	(17)
Income before income taxes	5,719	620
Provision for income taxes	2,154	231
Net income	$3,565	$389
Basic income per share:
Net income	$2.50	$0.36
Diluted income per share:
Net income	$2.49	$0.36
Dividends declared per share	$0.42	$0.335

(1)	Excludes excise taxes of $1,030 million and $840 million for the three months ended March 31, 2016 and 2015, respectively.

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Millions)

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Net income	$3,565	$389
Other comprehensive income (loss), net of tax:
Retirement benefits, net of tax benefit (2016 — $4; 2015 — $4)	(6)	(6)
Unrealized gain on long-term investments, net of tax	1	—
Realized gain on long-term investments, net of tax expense (2016 — $1)	(2)	—
Realized loss on hedging instruments, net of tax expense (2016 — $6)	11	—
Cumulative translation adjustment and other, net of tax (benefit) expense (2016 — $11; 2015 — $(12))	22	(27)
Comprehensive income	$3,591	$356

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from (used in) operating activities:
Net income	$3,565	$389
Adjustments to reconcile to net cash flows from (used in) operating activities:
Gain on divestiture	(4,861)	—
Loss on early extinguishment of debt and related expenses	239	—
Depreciation and amortization expense	30	28
Deferred income tax expense	75	26
Pension and postretirement	(357)	(35)
Tobacco settlement	630	397
Income taxes payable	2,002	182
Other, net	(190)	93
Net cash flows from operating activities	1,133	1,080
Cash flows from (used in) investing activities:
Capital expenditures	(43)	(26)
Proceeds from settlement of short-term investments	159	—
Proceeds from divestiture	5,014	—
Other, net	1	1
Net cash flows from (used in) investing activities	5,131	(25)
Cash flows from (used in) financing activities:
Dividends paid on common stock	(514)	(356)
Repurchase of common stock	(125)	(32)
Early extinguishment of debt	(3,642)	—
Redemption premium for tender offer	(118)	—
Make-whole premium for early extinguishment of debt	(88)	—
Proceeds from termination of interest rate swaps	66	—
Debt financing fees	(7)	—
Excess tax benefit on stock-based compensation plans	26	14
Borrowings under revolving credit facility	—	300
Repayments of borrowings under revolving credit facility	—	(300)
Net cash flows used in financing activities	(4,402)	(374)
Effect of exchange rate changes on cash and cash equivalents	12	(32)
Net change in cash and cash equivalents	1,874	649
Cash and cash equivalents at beginning of period	2,567	966
Cash and cash equivalents at end of period	$4,441	$1,615
Income taxes paid, net of refunds	$25	$9
Interest paid	$185	$31

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,441	$2,567
Short-term investments	14	149
Accounts receivable	80	68
Accounts receivable, related party	31	38
Other receivables	30	35
Inventories	1,658	1,734
Deferred income taxes, net	992	1,032
Other current assets	283	564
Total current assets	7,529	6,187
Property, plant and equipment, net of accumulated depreciation (2016 — $1,657; 2015 — $1,643)	1,269	1,255
Trademarks and other intangible assets, net of accumulated amortization	29,461	29,467
Goodwill	15,993	15,993
Other assets and deferred charges	156	230
	$54,408	$53,132
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$138	$179
Tobacco settlement accruals	3,446	2,816
Due to related party	2	9
Deferred revenue, related party	25	33
Current maturities of long-term debt	503	506
Dividends payable on common stock	599	514
Income taxes payable	1,860	—
Other current liabilities	1,031	1,234
Total current liabilities	7,604	5,291
Long-term debt (less current maturities)	13,213	16,849
Deferred income taxes, net	10,285	10,236
Long-term retirement benefits (less current portion)	1,917	2,265
Other noncurrent liabilities	226	239
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2016 — 1,427,341,241; 2015 — 1,427,341,341)	—	—
Paid-in capital	18,324	18,402
Retained earnings	3,151	188
Accumulated other comprehensive loss	(312)	(338)
Total shareholders’ equity	21,163	18,252
	$54,408	$53,132

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

Recent Transactions

On June 12, 2015, RAI acquired Lorillard Inc., n/k/a Lorillard, LLC, referred to as Lorillard, in a cash and stock transaction, valued at $25.8 billion, referred to as the Merger. Also on June 12, 2015, a wholly owned subsidiary, referred to as Imperial Sub, of Imperial Brands, PLC, f/k/a Imperial Tobacco Group PLC, acquired for approximately $7.1 billion, in a transaction referred to as the Divestiture, certain assets (1) owned by RAI subsidiaries or affiliates relating to the cigarette brands WINSTON, KOOL and SALEM, and (2) owned by Lorillard subsidiaries or affiliates related to the cigarette brand MAVERICK and the “e-vapor” brand blu (including SKYCIG), as well as Lorillard’s owned and leased real property, and certain transferred employees, together with associated liabilities. Additionally on June 12, 2015, shortly after completion of the Merger, Lorillard Tobacco Company, LLC, a wholly owned subsidiary of Lorillard, referred to as Lorillard Tobacco, merged with and into RJR Tobacco, with RJR Tobacco continuing as the surviving entity, referred to as the Lorillard Tobacco Merger.

On June 12, 2015, concurrently with the completion of the Merger and Divestiture, BAT indirectly (through a wholly owned subsidiary) purchased 77,680,259 shares of RAI common stock, prior to giving effect to RAI’s 2015 two-for-one stock split, for approximately $4.7 billion, which was sufficient for BAT and its subsidiaries collectively to maintain their approximately 42% beneficial ownership in RAI.

On January 13, 2016, RAI, through various subsidiaries, referred to as the Sellers, completed the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with SFRTI and other international companies that distributed and marketed the brand outside the United States to JT International Holding BV, referred to as JTI Holding, a subsidiary of Japan Tobacco Inc., referred to as JTI, in an all-cash transaction of approximately $5 billion. The transaction did not include the rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks in the U.S. market, U.S duty-free locations and U.S. territories or in U.S. military outlets, all of which were retained by SFNTC. See note 2 for additional information on this transaction.

Operating Segments

 RAI’s reportable operating segments are RJR Tobacco, Santa Fe and American Snuff. The RJR Tobacco segment consists principally of the primary operations of R. J. Reynolds Tobacco Company. The Santa Fe segment consists of the domestic operations of SFNTC. The American Snuff segment consists of the primary operations of American Snuff Co. Included in All Other, among other RAI subsidiaries, are RJR Vapor, Niconovum USA, Inc., Niconovum AB, and until their sale on January 13, 2016, as described above, SFRTI and various foreign subsidiaries affiliated with SFRTI. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.

RAI’s operating subsidiaries primarily conduct their businesses in the United States.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Basis of Presentation

The accompanying interim condensed consolidated financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as GAAP, for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All material intercompany balances have been eliminated. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim period ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The condensed consolidated financial statements (unaudited) should be read in conjunction with the consolidated financial statements and related footnotes, which appear in RAI’s Annual Report on Form 10-K for the year ended December 31, 2015. Certain reclassifications were made to conform prior years’ financial statements to the current presentation. Certain amounts presented in note 10 are rounded in the aggregate and may not sum from the individually presented components. All dollar amounts, other than per share amounts, are presented in millions, except for amounts set forth in note 10 and as otherwise noted. All share and per share amounts reflect the two-for-one split of RAI’s common stock on August 31, 2015, unless otherwise noted.

Cost of Products Sold

Cost of products sold includes, among other expenses, the expenses for the Master Settlement Agreement, referred to as the MSA, and other settlement agreements with the States of Mississippi, Florida, Texas and Minnesota, which together with the MSA are collectively referred to as the State Settlement Agreements, and the user fees charged by the U.S. Food and Drug Administration, referred to as the FDA. These expenses were as follows:

	For the Three Months Ended March 31,
	2016	2015
State Settlement Agreements	$630	$394
FDA user fees	50	35

In 2012, RJR Tobacco, Lorillard Tobacco, SFNTC and certain other participating manufacturers, referred to as the PMs, entered into a term sheet, referred to as the Term Sheet, with 17 states, the District of Columbia and Puerto Rico to settle certain claims related to the MSA non-participating manufacturer adjustment, referred to as the NPM Adjustment. The Term Sheet resolved claims related to volume years from 2003 through 2012 and put in place a revised method to determine future adjustments from 2013 forward as to jurisdictions that join the agreement. Subsequently, five additional states joined the Term Sheet, including two states that were found to have not diligently enforced their qualifying statutes, some on terms that were marginally more favorable to the PMs than those of the original signatories. The parties to the Term Sheet represent an allocable share of 49.87%.

As a result of meeting the performance requirements associated with the Term Sheet, RJR Tobacco and Santa Fe, collectively, recognized credits of $69 million and $66 million for the three months ended March 31, 2016 and 2015, respectively. Credits recognized in the three months ended March 31, 2016 include the benefit of the additional credits received as a result of the Lorillard Tobacco Merger.

In September 2013, an arbitration panel ruled six states had not diligently enforced their qualifying statutes in 2003 related to the NPM Adjustment.  Certain findings by the arbitration panel against four of these states are currently in litigation and as such, the full amount of recovery from these states is uncertain. For the amounts that were certain and estimable, RJR Tobacco and Santa Fe, collectively, recognized $70 million as a reduction of cost of products sold in the quarter ended March 31, 2015. No comparable amounts were recognized in the quarter ended March 31, 2016.

In October 2015, RJR Tobacco, SFNTC and certain other PMs entered into a settlement agreement, referred to as the NY Settlement Agreement, with the State of New York to settle certain claims related to the NPM Adjustment. The NY Settlement Agreement resolved NPM Adjustment claims related to payment years from 2004 through 2014, providing RJR Tobacco and SFNTC, collectively, with credits, of approximately $290 million, plus interest, that will be recognized through 2018 subject to meeting various performance obligations. These credits will be applied against annual payments under the MSA over a four-year period, commencing with the annual MSA payment due in April 2016. In addition, the NY Settlement Agreement put in place a new method to determine future adjustments from 2015 forward as to New York. RJR Tobacco and Santa Fe, collectively, recognized credits of $22 million as a reduction to costs of products sold for the three months ended March 31, 2016.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Actuarial gains or losses are changes in the amount of either the benefit obligation or the fair value of plan assets resulting from experience different from that assumed or from changes in assumptions. Differences between actual results and actuarial assumptions are accumulated and recognized as a mark-to-market adjustment, referred to as an MTM adjustment, to the extent such net gains and losses exceed 10% of the greater of the fair value of plan assets or benefit obligations, referred to as the corridor. Actuarial gains and losses outside the corridor are generally recognized annually as of December 31, or when a plan is remeasured during an interim period.

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

The components of the pension benefits and the postretirement benefits are set forth below:

	For the Three Months Ended March 31,
			Postretirement
	Pension Benefits		Benefits
	2016	2015	2016	2015
Service cost	$4	$6	$1	$1
Interest cost	74	64	13	12
Expected return on plan assets	(93)	(88)	(3)	(3)
Amortization of prior service cost (credit)	1	1	(11)	(11)
Total benefit income	$(14)	$(17)	$—	$(1)

RAI disclosed in its financial statements for the year ended December 31, 2015, that it expects to contribute $335 million to its pension plans in 2016, of which $327 million was contributed during the first three months of 2016.

Fair Value Measurement

RAI determines the fair value of assets and liabilities using a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity, and the reporting entity’s own assumptions about market participant assumptions based on the best information available in the circumstances.

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

Recently Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board, referred to as FASB, issued an Accounting Standards Update, referred to as ASU, 2015-03 Simplifying the Presentation of Debt Issuance Costs. The amended guidance requires debt issuance costs to be presented as a direct reduction of the debt liability it is associated with similar to the way debt discounts are presented. The amended guidance did not change the requirement to amortize the costs as interest expense over the life of the associated debt. At RAI’s election, and as permitted in ASU 2015-15, the unamortized debt issuance costs associated with its credit facility are included in other assets and deferred charges in the balance sheets. The guidance, which required retrospective application, was effective for RAI for interim and annual reporting periods, beginning January 1, 2016, and resulted in a $74 million and $92 million reclassification of debt issuance costs for the periods ended March 31, 2016 and December 31, 2015, respectively.

In April 2015, the FASB issued ASU 2015-05 Internal Use Software for determining if an arrangement for cloud services includes a license of software. This new guidance does not change the accounting standard for cloud service providers, but does base the criteria for determining if a license of software is part of the arrangement based on the existing guidance. If a license of software is present in the arrangement, the fee associated with the license portion will be capitalized when the criteria for capitalization of internal-use software are met. This guidance was effective for interim and annual periods beginning January 1, 2016. As permitted, RAI adopted the guidance on a prospective basis and, accordingly, its adoption did not have a material impact on RAI’s results of operations, cash flows or financial position.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers, which replaces most existing GAAP revenue recognition guidance and permits the use of either the retrospective or cumulative effect transition method. Subsequently, in August 2015, ASU 2015-14 deferred the effective date of this guidance to interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. RAI continues to evaluate the effect this guidance will have on its results of operations, cash flows and financial position.

In November 2015, the FASB issued ASU 2015-17 Balance Sheet Classification of Deferred Taxes requiring that all deferred income tax balances in the consolidated balance sheets be classified as non-current. This guidance does not change the current requirement that deferred tax liabilities and assets of an entity be offset and presented as a single amount. The amended guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The amended guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. RAI is evaluating the effect this guidance will have on its cash flows and financial position.

In January 2016, the FASB issued ASU 2016-01 Recognition and Measurement of Financial Assets and Liabilities, which supersedes existing guidance to classify equity securities with readily determinable fair values into different categories and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. An entity’s equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this amended guidance. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of impairment. The amended guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted if it is applied from the beginning of the fiscal year of adoption. RAI is evaluating the effect this guidance will have on its results of operations, cash flows and financial position.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In February 2016, the FASB issued ASU 2016-02 Leases requiring lessees to recognize lease assets and lease liabilities in the balance sheet and disclose key information about leasing arrangements, such as information about variable lease payments and options to renew and terminate leases. The amended guidance will require both operating and finance leases to be recognized in the balance sheet. Additionally, the amended guidance aligns lessor accounting to comparable guidance in Accounting Standard Codification 606 Revenue from Contracts with Customers. The amended guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. RAI is evaluating the effect this guidance will have on its results of operations, cash flows and financial position.

In March 2016, the FASB issued ASU 2016-09 Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income tax, forfeitures, statutory tax withholding requirements, classifications of awards as either equity or liabilities, and classification of taxes in the statement of cash flows. The amended guidance also requires an entity to record excess tax benefits and deficiencies in the income statement. The amended guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted if it is applied from the beginning of the fiscal year of adoption. RAI is evaluating the effect this guidance will have on its results of operations, cash flows and financial position.

Note 2 — Sale of International Rights to the NATURAL AMERICAN SPIRIT Brand

On January 13, 2016, RAI, through the Sellers, completed the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with the international companies that distributed and marketed the brand outside the United States to JTI Holding in an all-cash transaction of approximately $5 billion.

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

The transaction did not include the rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks in the U.S. market, U.S. duty-free locations, and U.S. territories or in U.S. military outlets, all of which have been retained by SFNTC. With this transaction completed, the international rights to nearly all of RAI’s operating companies’ cigarette trademarks are now owned by international tobacco companies.

The components of the pre-tax gain, which was recorded in the first quarter of 2016, were as follows:

Purchase price	$5,015
Net assets and liabilities divested	(154)
Gain on divestiture	$4,861

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 3 — Fair Value

Fair Value of Financial Assets

Financial assets carried at fair value were as follows:

	March 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$4,394	$—	$—	$4,394	$2,454	$—	$—	$2,454
Short-term investments:
Corporate debt securities	—	—	—	—	—	96	—	96
U.S. Governmental agency obligations	—	—	—	—	—	43	—	43
Commercial paper	—	—	—	—	—	10	—	10
Auction rate securities	—	—	14	14	—	—	—	—
Other assets and deferred charges:
Auction rate securities	—	—	59	59	—	—	79	79
Mortgage-backed security	—	—	10	10	—	—	10	10
Marketable equity security	—	—	—	—	1	—	—	1
Interest rate swaps	—	—	—	—	—	53	—	53

There were no transfers between the levels during the three months ended March 31, 2016, or during the year ended December 31, 2015.

As of December 31, 2015, RAI’s short-term investments included corporate debt securities, U.S. Government agency obligations and commercial paper. The fair value of these investments, classified as Level 2, utilized quoted prices for identical assets in less active markets or quoted prices for similar assets in active markets. All investments classified as short-term investments as of December 31, 2015, were sold or matured during the first quarter of 2016.

As of December 31, 2015, RAI had investments in auction rate securities linked to corporate credit risk, investments in auction rate securities related to financial insurance companies, an investment in a mortgage-backed security and an investment in a marketable equity security. During the first quarter of 2016, the auction rate securities related to financial insurance companies, and substantially all of the marketable equity security were sold, and one of the auction rate securities linked to corporate credit risk was reclassified to short-term as its maturity is within one year as of March 31, 2016. Any unrealized gains and losses, net of tax, were included in accumulated other comprehensive loss in RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2016, and consolidated balance sheet as of December 31, 2015.

In determining if the difference between amortized cost and estimated fair value of the auction rate securities or the mortgage-backed security was deemed either temporarily or other-than-temporarily impaired at each of March 31, 2016 and December 31, 2015, RAI evaluated each type of long-term investment using a set of criteria, including decline in value, duration of the decline, period until anticipated recovery, nature of investment, probability of recovery, financial condition and near-term prospects of the issuer, RAI’s intent and ability to retain the investment, attributes of the decline in value, status with rating agencies, status of principal and interest payments and any other issues related to the underlying securities. To assess credit losses, RAI uses historical default rates, debt ratings, credit default swap spreads and recovery rates. RAI has the intent and ability to hold these investments for a period of time sufficient to allow for the recovery in market value. No other-than-temporary losses were recognized in the three months ended March 31, 2016 and 2015 related to these investments.

All of the fair values of the auction rate securities, classified as Level 3, are linked to the longer-term credit risk of a diverse range of corporations, including, but not limited to, corporations in the manufacturing, financial and insurance sectors. The fair value was determined by utilizing an income approach model, which was based upon the weighted average present value of future cash payments, given the probability of certain events occurring within the market. RAI considers the market for its auction rate securities to be inactive. The income approach model utilized observable inputs, including the London interbank offered rate, referred to as LIBOR, based interest rate curves, corporate credit spreads and corporate ratings/market valuations. Additionally, unobservable factors incorporated into the model included default probability assumptions based on historical migration tables, various default recovery rates and how these factors changed as ratings on the underlying collateral migrated from one level to another. As related to the unobservable factors, substantial changes, relative to historical trends, of the levels of corporate defaults or default recovery rates would impact the fair value measurement of these securities. Maturity dates for the remaining auction rate securities are in 2017.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The fair value for the mortgage-backed security, classified as Level 3, utilized a market approach and was based upon the calculation of an overall weighted average valuation, derived from the actual, or modeled, market pricing of the specific collateral. The market approach utilized actual pricing inputs when observable and modeled pricing, based upon changes in observable market pricing, when unobservable. Substantial changes in the observable market pricing would directly impact the unobservable pricing and the fair value measurement of this security. RAI has deemed the market for its mortgage-backed security to be inactive. The maturity of the mortgage-backed security has been extended to March 2017, with the annual option to extend an additional year. Given the underlying collateral and RAI’s intent to continue to extend this security, it is classified as a noncurrent asset.

RAI determined the change in the fair value of the investment in a marketable equity security using quoted market prices at each of March 31, 2016, and December 31, 2015.

At December 31, 2015, the fair value of the interest rate swaps, classified as Level 2, utilized a market approach model using the notional amount of the interest rate swaps and observable inputs of time to maturity and market interest rates. These interest rate swaps were terminated during the first quarter of 2016, as described below.

Financial assets classified as Level 3 investments were as follows:

	March 31, 2016			December 31, 2015
	Cost	Gross Unrealized Loss	Estimated Fair Value	Cost	Gross Unrealized Loss	Estimated Fair Value
Auction rate securities	$95	$(22)	$73	$99	$(20)	$79
Mortgage-backed security	15	(5)	10	16	(6)	10
	$110	$(27)	$83	$115	$(26)	$89

Fair Value of Debt

The estimated fair value of RAI’s outstanding consolidated debt, in the aggregate, was $15.2 billion and $18.2 billion, with an effective average annual interest rate of approximately 4.9% and 4.6% as of March 31, 2016 and December 31, 2015, respectively. The fair values are based on available market quotes, credit spreads and discounted cash flows, as appropriate.

Interest Rate Management

From time to time, RAI and RJR have used interest rate swaps to manage interest rate risk on a portion of their respective debt obligations.

As part of the Lorillard Tobacco Merger, RJR Tobacco assumed fixed to floating interest rate swap agreements that Lorillard Tobacco designated as fair value hedges of its 8.125% notes due in 2019.  Under the swap agreements, RJR Tobacco received interest based on a fixed rate of 8.125% and paid interest based on a floating one-month LIBOR rate plus a spread of 4.625%.  The net settlement reduced interest expense by approximately $3 million for the three months ended March 31, 2016. In the first quarter of 2016, RJR Tobacco terminated these interest rate swap agreements and received $66 million in cash. The fair value adjustment of the notes designated as the hedging instrument is being amortized as a reduction of interest expense over the expected remaining life of the notes. As of March 31, 2016, RAI and RJR Tobacco had no outstanding interest rate swaps.

See note 9 for additional information relating to the interest rate swap agreements.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 4 — Intangible Assets

The changes in the carrying amounts of goodwill by segment were as follows:

	RJR Tobacco	Santa Fe	American Snuff	All Other	Consolidated
Balance as of December 31, 2015
Goodwill	$17,069	$197	$2,501	$17	$19,784
Less: accumulated impairment charges	(3,763)	—	(28)	—	(3,791)
	$13,306	$197	$2,473	$17	$15,993

Balance as of March 31, 2016
Goodwill	$17,069	$197	$2,501	$17	$19,784
Less: accumulated impairment charges	(3,763)	—	(28)	—	(3,791)
	$13,306	$197	$2,473	$17	$15,993

The carrying amounts and changes therein of trademarks and other intangible assets by segment were as follows:

	RJR Tobacco		Santa Fe	American Snuff	Consolidated
	Trademarks	Other	Trademarks	Trademarks	Trademarks	Other
Indefinite-lived:
Balance as of December 31, 2015	$27,826	$87	$136	$1,136	$29,098	$87
Balance as of March 31, 2016	$27,826	$87	$136	$1,136	$29,098	$87
Finite-lived:
Balance as of December 31, 2015	$17	$259	$—	$6	$23	$259
Amortization	(2)	(4)	—	—	(2)	(4)
Balance as of March 31, 2016	$15	$255	$—	$6	$21	$255

Details of finite-lived intangible assets were as follows:

	March 31, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$240	$(10)	$230	$240	$(7)	$233
Contract manufacturing agreements	151	(140)	11	151	(139)	12
Trademarks	124	(103)	21	124	(101)	23
Other intangibles	15	(1)	14	15	(1)	14
	$530	$(254)	$276	$530	$(248)	$282

The estimated remaining amortization expense associated with finite-lived intangible assets is expected to be as follows:

Year	Amount
Remainder of 2016	$17
2017	23
2018	22
2019	16
2020	15
Thereafter	183
$276

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 5 — Income Per Share

The components of the calculation of income per share were as follows:

	For the Three Months Ended March 31,
	2016	2015
Net income	$3,565	$389
Basic weighted average shares, in thousands	1,427,448	1,063,053
Effect of dilutive potential shares:
Restricted stock units	3,621	3,941
Diluted weighted average shares, in thousands	1,431,069	1,066,994

Note 6 — Inventories

The major components of inventories were as follows:

	March 31, 2016	December 31, 2015
Leaf tobacco	$1,417	$1,495
Other raw materials	100	110
Work in process	79	88
Finished products	195	173
Other	23	22
Total	1,814	1,888
LIFO allowance	(156)	(154)
	$1,658	$1,734

RJR Tobacco performs its annual LIFO inventory valuation at December 31. Interim periods represent an estimate of the expected annual valuation.

Note 7 — Income Taxes

The provision for income taxes was as follows:

	For the Three Months Ended March 31,
	2016	2015
Provision for income taxes	$2,154	$231
Effective tax rate	37.7%	37.3%

The effective tax rate for the three months ended March 31, 2016, was primarily impacted by an increase in tax attributable to the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with the international companies that distributed and marketed the brand outside the United States. The effective tax rate for the three months ended March 31, 2015, was unfavorably impacted by an increase in tax attributable to nondeductible costs related to the Merger, partially offset by a decrease in tax attributable to a reduction in state income taxes.

The effective tax rate for each period differed from the federal statutory rate of 35% due to the domestic manufacturing deduction of the American Jobs Creation Act of 2004, state income taxes and certain nondeductible items.

Note 8 — Credit Agreement

In December 2014, RAI entered into a credit agreement, referred to as the Credit Agreement, with a syndicate of lenders, providing for a five-year, $2 billion senior unsecured revolving credit facility, which may be increased to $2.35 billion at the discretion of the lenders upon the request of RAI.  In October 2015, the requisite lenders agreed, at RAI’s request, to extend the maturity date of the Credit Agreement by 12 months to December 18, 2020. Subject to the terms and conditions stated therein, the maturity date of the Credit Agreement may be extended further, upon the request of RAI and with the consent of the requisite lenders, an additional 12 months to December 18, 2021.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Subject to certain conditions, RAI is able to use the revolving credit facility under the Credit Agreement for borrowings and issuances of letters of credit at its option, subject to a $300 million sublimit on the aggregate amount of letters of credit.  Issuances of letters of credit reduce availability under such revolving credit facility.

The Credit Agreement contains certain customary restrictive covenants, and two financial covenants – a consolidated leverage ratio covenant and a consolidated interest coverage ratio covenant. The Credit Agreement contains customary events of default, including upon a change in control, as defined therein, which could result in the acceleration of all amounts and cancellation of all commitments outstanding under the Credit Agreement.

The lenders’ obligations under the Credit Agreement to fund borrowings are subject to the accuracy of RAI’s representations and warranties and the absence of any default, provided, however, that the accuracy of RAI’s representation as to the absence of any material adverse effect, as defined in the Credit Agreement, is not a condition to borrowing for the purpose of refinancing any maturing commercial paper.

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

As of March 31, 2016, there were no outstanding borrowings and $8 million of letters of credit outstanding under the Credit Agreement.

Note 9 — Long-Term Debt

Tender Offer and Redemption

RAI’s previously announced cash tender offer for up to $2.81 billion aggregate purchase price (excluding accrued and unpaid interest to, but not including, the settlement date of February 22, 2016, and excluding related fees and expenses), referred to as the Tender Cap, for certain of its outstanding notes listed in the table below, collectively referred to as the Tender Notes, expired as of 11:59 p.m., New York City time on March 3, 2016.

RAI accepted for purchase $2.69 billion in aggregate principal amount of Tender Notes validly tendered and not validly withdrawn on or prior to 5 p.m., New York City time, on February 18, 2016, referred to as the Early Tender Date.  On February 22, 2016, RAI paid, with cash on hand, aggregate total consideration of $2.81 billion (including the early tender premium of $30 per $1,000 principal amount of Tender Notes of approximately $118 million, but excluding accrued and unpaid interest) for such Tender Notes accepted for purchase. In addition, RAI recognized $22 million of unamortized discount and unamortized debt issuance costs related to the Tender Notes as a loss on early extinguishment of debt.

As described in the Offer to Purchase, dated February 4, 2016, and the related Letter of Transmittal, as amended, collectively referred to as the Tender Offer Documents, RAI accepted for purchase 100% of the Tender Notes validly tendered and not validly withdrawn for the series listed in the table below in acceptance priority levels 1 through 3.  Due to oversubscription, RAI accepted for purchase Tender Notes validly tendered and not validly withdrawn for the series listed in the table below in acceptance priority level 4

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

on a pro rata basis in accordance with the proration procedures described in the Tender Offer Documents.  RAI did not accept for purchase any of the Tender Notes for the series listed in the table below in acceptance priority levels 5 through 7.

Title of Security	Acceptance Priority Level	Principal Amount Tendered at Expiration	Principal Amount of Tender Notes Accepted for Purchase	Percentage of Outstanding Tender Notes Purchased
4.750% Senior Notes due 2042	1	$827	$827	82.71%
3.250% Senior Notes due 2022	2	942	942	85.59%
3.750% Senior Notes due 2023	3	444	444	93.76%
3.250% Senior Notes due 2020(1)	4	1,039	479	38.34%
4.000% Senior Notes due 2022	5	766	—	0.00%
4.450% Senior Notes due 2025	6	1,773	—	0.00%
4.850% Senior Notes due 2023	7	416	—	0.00%

(1)	Series prorated

Since holders of Tender Notes validly tendered and did not validly withdraw Tender Notes for which the aggregate consideration payable exceeded the Tender Cap on or prior to the Early Tender Date, RAI did not accept for purchase any additional tenders of Tender Notes made after the Early Tender Date.

In May 2012, RAI entered into forward starting interest rate contracts with an aggregate notional amount of $1 billion. RAI designated those derivatives as cash flow hedges of a future debt issuance. In October 2012, RAI completed the sale of notes that had been forecasted and the 3.250% Tender Notes due 2022 and the 4.750% Tender Notes due 2042 were designated as the hedged instruments under these derivative contracts. The forward starting interest rate contracts were immediately terminated and the effective portion of the loss incurred was recorded in accumulated other comprehensive loss in the consolidated balance sheets and was being amortized over the life of the related debt.  The amount of 3.250% Tender Notes due 2022 and the 4.750% Tender Notes due 2042 repurchased in the tender offer exceeded the original notional amount of the forward starting interest rate contracts and, accordingly, the remaining unamortized loss related to the forward starting interest rate contracts of $16 million was recognized.

The 3.750% Tender Notes due 2023 had a carrying value that exceeded face value as this debt was assumed in the Lorillard Tobacco Merger and recorded at fair value in purchase accounting.  Approximately 94% of this fair value adjustment, or $11 million, which represents the proportional amount of Tender Notes repurchased in this series, was recognized as part of the loss on early extinguishment of debt.

Pursuant to its previously announced redemption call, on March 5, 2016, RAI redeemed all $700 million outstanding aggregate principal amount of its 6.750% Senior Notes due 2017 and all $250 million outstanding aggregate principal amount of its 7.750% Senior Notes due 2018. In connection with the redemption, RAI recorded a loss on early extinguishment of debt of $90 million which consisted of $88 million in make-whole premiums paid to noteholders as part of the redemption, and $2 million for unamortized discount and unamortized debt issuance costs related to the redeemed notes.

In 2009, RAI and RJR entered into offsetting floating to fixed interest rate swap agreements with the same financial institution that held certain fixed to floating interest rate swaps for the same notional amount. The swaps were designated as fair value hedges.  In September 2011, the original and offsetting interest rate swap agreements were terminated with the carrying value of the hedged debt reflecting a fair value adjustment treated as a premium, at the date of termination. At that point, RAI began amortizing the fair value adjustment.  As of December 31, 2015, the $700 million of 6.750% notes due 2017 represented the remaining debt that had been hedged with these interest rate swap agreements.  Upon the redemption of these notes, the remaining unamortized fair value adjustment for the terminated swaps of $25 million was recognized, and accordingly reduced the loss on early extinguishment of debt.

In the aggregate, expenses related to the cash tender offer and redemption of approximately $239 million, which included legal and bank fees of approximately $7 million, were recognized in other (income) expense, net in the condensed consolidated statements of income (unaudited) for the three months ended March 31, 2016.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

RAI and RJR Tobacco Total Long-Term Debt

RAI’s and RJR Tobacco’s long-term debt is as follows:

	March 31, 2016	December 31, 2015
RAI
2.300% notes due 2017	$447	$447
2.300% notes due 2018	1,250	1,250
3.250% notes due 2020	771	1,250
3.250% notes due 2022	158	1,100
3.500% notes due 2016	415	415
3.750% notes due 2023	30	474
4.000% notes due 2022	1,000	1,000
4.450% notes due 2025	2,500	2,500
4.750% notes due 2042	173	1,000
4.850% notes due 2023	550	550
5.700% notes due 2035	750	750
5.850% notes due 2045	2,250	2,250
6.150% notes due 2043	550	550
6.750% notes due 2017	—	700
6.875% notes due 2020	641	641
7.000% notes due 2041	240	240
7.250% notes due 2037	450	450
7.750% notes due 2018	—	250
8.125% notes due 2019*	669	669
8.125% notes due 2040	237	237
Total principal	13,081	16,723
Fair value adjustments	325	348
Unamortized discounts	(29)	(37)
Unamortized debt issuance costs	(74)	(92)
Total RAI long-term debt at carrying value	$13,303	$16,942

RJR Tobacco
2.300% notes due 2017	$53	$53
3.500% notes due 2016	85	85
3.750% notes due 2023	26	26
6.875% notes due 2020	109	109
7.000% notes due 2041	10	10
8.125% notes due 2019*	81	81
8.125% notes due 2040	13	13
Total principal	377	377
Fair value adjustments	36	36
Total RJR Tobacco long-term debt at carrying value	$413	$413
Total long-term debt at carrying value	$13,716	$17,355
Less current maturities of long-term debt at carrying value	503	506
Total long-term debt (less current maturities) at carrying value	$13,213	$16,849

*

The interest rate payable on these notes generally is subject to adjustment from time to time (as detailed in the form of these notes) based upon the credit rating assigned to these notes, provided that in no event will (1) the interest rate for these notes be reduced below 8.125% or (2) the total increase in the interest rate on these notes exceed 2.0% above 8.125%.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

As of March 31, 2016, the maturities of RAI’s and RJR Tobacco’s notes, excluding fair value adjustments and unamortized discounts and debt issuance costs, were as follows:

Year	RAI	RJR Tobacco	Total
2016	$415	$85	$500
2017	447	53	500
2018	1,250	—	1,250
2019	669	81	750
2020	1,412	109	1,521
2022 and thereafter	8,888	49	8,937
Total principal maturities	$13,081	$377	$13,458

Interest Rate Swap Agreements Termination

In the first quarter of 2016, RJR Tobacco terminated the interest rate swap agreements assumed in the Lorillard Tobacco Merger.  A fair value adjustment of $7 million for the 8.125% notes due 2019 at the date of termination is being amortized as a reduction of interest expense over the expected remaining life of the notes.

See note 3 for additional information on interest rate management.

Note 10 — Commitments and Contingencies

Tobacco Litigation — General

Introduction

Litigation, claims, and other legal proceedings relating to the use of, exposure to, or purchase of tobacco products are pending or may be instituted in the future against RJR Tobacco (including as successor by merger to Lorillard Tobacco), American Snuff Co., SFNTC, RJR Vapor, RAI, Lorillard, other RAI affiliates, and indemnitees (including B&W), sometimes referred to collectively as Reynolds Defendants. These pending legal proceedings include claims relating to cigarette products manufactured by RJR Tobacco, Lorillard Tobacco or certain of their affiliates or indemnitees, smokeless tobacco products manufactured by American Snuff Co., and e-cigarette products manufactured on behalf of and marketed by RJR Vapor. A discussion of the legal proceedings relating to cigarette products (and e-cigarettes) is set forth below under the heading “— Litigation Affecting the Cigarette Industry.” All of the references under that heading relate to tobacco-related litigation, smoking and health litigation and other similar references are references to legal proceedings relating to cigarette products or e-cigarettes, as the case may be, and are not references to legal proceedings involving smokeless tobacco products, and case numbers under that heading include only cases involving cigarette products and e-cigarettes. The legal proceedings relating to the smokeless tobacco products manufactured by American Snuff Co. are discussed separately under the heading “— Smokeless Tobacco Litigation” below.

In connection with the B&W business combination, RJR Tobacco undertook certain indemnification obligations with respect to B&W and its affiliates, including its indirect parent, BAT. See “— Litigation Affecting the Cigarette Industry – Overview – Introduction” below. In connection with the Merger and Divestiture, as applicable, RAI and RJR Tobacco undertook certain indemnification obligations. See “— Litigation Affecting the Cigarette Industry – Overview – Introduction,” “— Other Contingencies – Imperial Sub Indemnity,” and “— Other Contingencies – Loews Indemnity” below. In addition, in connection with the sale of the non-U.S. operations and business of the NATURAL AMERICAN SPIRIT brand, the Sellers have agreed to indemnify the buyer for certain claims. See “— Other Contingencies – JTI Indemnities” below.

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

The term “per curiam” refers to a decision entered by an appellate court that is not signed by an individual judge. In most cases, it is used to indicate that the opinion entered is a brief announcement of the court’s decision and is not accompanied by an opinion explaining the court’s reasoning.

The term “settlement” refers to certain types of cases in which cigarette manufacturers, including RJR Tobacco, B&W and Lorillard Tobacco, have agreed to resolve disputes with certain plaintiffs without resolving the cases through trial. The principal terms of certain settlements entered into by RJR Tobacco, B&W and Lorillard Tobacco are explained below under “— Accounting for Tobacco-Related Litigation Contingencies.”

Theories of Recovery

The plaintiffs seek recovery on a variety of legal theories, including negligence, strict liability in tort, design defect, failure to warn, fraud, misrepresentation, violations of unfair and deceptive trade practices statutes, conspiracy, medical monitoring and violations of state and federal antitrust laws. In certain of these cases, the plaintiffs claim that cigarette smoking exacerbated injuries caused by exposure to asbestos or, in the case of certain claims asserted against Lorillard Tobacco, that they were injured by exposure to filters containing asbestos used in one cigarette brand for roughly four years before 1957, the latter cases referred to as Filter Cases.

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

Defenses

The defenses raised by Reynolds Defendants include, where applicable and otherwise appropriate, preemption by the Federal Cigarette Labeling and Advertising Act of some or all claims arising after 1969, or by the Comprehensive Smokeless Tobacco Health Education Act for claims arising after 1986, the lack of any defect in the product, assumption of the risk, contributory or comparative fault, lack of proximate cause, remoteness, lack of standing, statutes of limitations or repose and others. RAI, RJR and Lorillard have asserted additional defenses, including jurisdictional defenses, in many of the cases in which they are named.

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

RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2016, contains accruals for the following Engle Progeny cases: Hiott, Starr-Blundell, Clayton, Ward, Hallgren, Cohen, Sikes, Thibault, Buonomo, Cheeley and Ciccone. RJR Tobacco paid approximately $5 million in satisfaction of the judgment in Ballard on February 19, 2016. Other accruals include an amount for the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

estimated costs of the corrective communications in the U.S. Department of Justice case and an amount for the settlement of the Sateriale case. The accrual for Sateriale includes an amount for the plaintiffs in Feinman to participate in the settlement. Both cases are discussed below. As other cases proceed through the appellate process, RAI will evaluate the need for further accruals on an individual case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.

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

The circumstances surrounding the State Settlement Agreements and the funding of a trust fund to benefit the tobacco growers are readily distinguishable from the current categories of smoking and health cases involving Reynolds Defendants. The claims underlying the State Settlement Agreements were brought on behalf of the states, a unique set of plaintiffs not involved in smoking and health cases now pending against RJR Tobacco, Lorillard Tobacco, or their affiliates and indemnitees. The states sought to recover funds paid for health care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. The State Settlement Agreements settled all the health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions and contain releases of various additional present and future claims. In accordance with the MSA, various tobacco companies agreed to fund a $5.2 billion trust fund to be used to address the possible adverse economic impact of the MSA on tobacco growers. A discussion of the State Settlement Agreements, and a table depicting the related payment schedule, is set forth below under “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases.”

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

The federal Engle Progeny cases likewise presented exceptional circumstances not present in the state Engle Progeny cases or elsewhere. All of the federal Engle Progeny cases subject to the settlement were pending in the same court, coordinated by the same judge, and involved the same sets of plaintiffs’ lawyers. Moreover, RJR Tobacco settled only after approximately 90% of the federal Engle Progeny cases otherwise had been resolved. A discussion of the Engle Progeny cases and the settlement of the federal Engle Progeny cases is set forth below under “— Litigation Affecting the Cigarette Industry – Engle and Engle Progeny Cases.”

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

American Snuff Co. also believes that it has valid defenses to the smokeless tobacco products litigation against it. American Snuff Co. asserted and will continue to assert some or all of these defenses in each case at the time and in the manner deemed appropriate by American Snuff Co. and its counsel. No verdict or judgment has been returned or entered against American Snuff Co. on any claim for personal injuries allegedly resulting from the use of smokeless tobacco products. American Snuff Co. intends to defend vigorously all smokeless tobacco litigation claims asserted against it. No liability for pending smokeless tobacco litigation was recorded in RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2016.

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

Although it is impossible to predict the outcome of such events on pending litigation and the rate new lawsuits may be filed against Reynolds Defendants, a significant increase in litigation or in adverse outcomes for tobacco defendants, or difficulties in obtaining the bonding required to stay execution of judgments on appeal, could have a material adverse effect on any or all of these entities. Moreover, notwithstanding the quality of defenses available to Reynolds Defendants in litigation matters, it is possible that RAI’s results of operations, cash flows or financial position could be materially adversely affected by the ultimate outcome of certain pending litigation or future claims against Reynolds Defendants.

Similarly, smokeless tobacco litigation is subject to many uncertainties. Notwithstanding the quality of defenses available to American Snuff Co., it is possible that RAI’s results of operations, cash flows or financial position could be materially adversely affected by the ultimate outcome of certain pending litigation or future claims against American Snuff Co.

Litigation Affecting the Cigarette Industry

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Overview

Introduction. In connection with the B&W business combination, RJR Tobacco agreed to indemnify B&W and its affiliates against, among other things, certain litigation liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. Also, as a result of the Lorillard Tobacco Merger, Lorillard Tobacco was merged into RJR Tobacco with RJR Tobacco being the surviving entity, Lorillard Tobacco ceasing to exist, and RJR Tobacco succeeding to Lorillard Tobacco’s liabilities, including Lorillard Tobacco’s litigation liabilities, costs and expenses. Although Lorillard Tobacco no longer exists as a result of the Lorillard Tobacco Merger, it will remain as a named party in cases pending on the date of the Lorillard Tobacco Merger until courts grant motions to substitute RJR Tobacco for Lorillard Tobacco or the claims are dismissed. The cases discussed below include cases brought against RJR Tobacco, Lorillard Tobacco and their affiliates and indemnitees, including RAI, RJR, B&W and Lorillard. Cases brought against SFNTC and RJR Vapor also are discussed.

During the first quarter of 2016, 21 tobacco-related cases were served against Reynolds Defendants. On March 31, 2016, there were, subject to the exclusions described immediately below, 275 cases pending against Reynolds Defendants: 258 in the United States and 17 in Canada, as compared with 180 total cases on March 31, 2015. Of the U.S. cases pending on March 31, 2016, 29 are pending in federal court, 228 in state court and one in tribal court, primarily in the following states: Maryland (44 cases); Illinois (36 cases); Florida (32 cases); New York (20 cases); Missouri (19 cases); Delaware (14 cases); and California (13 cases). The U.S. case number excludes the approximately 564 individual smoker cases pending in West Virginia state court as a consolidated action, 2,963 Engle Progeny cases, involving approximately 3,851 individual plaintiffs, and 2,488 Broin II cases, pending in the United States against RJR Tobacco, Lorillard Tobacco or certain other Reynolds Defendants.

The following table lists the categories of the U.S. tobacco-related cases pending against Reynolds Defendants as of March 31, 2016, compared with the number of cases pending against Reynolds Defendants as of December 31, 2015, as reported in RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 11, 2016, and a cross-reference to the discussion of each case type.

Case Type	U.S. Case Numbers as of March 31, 2016	Change in Number of Cases Since December 31, 2015 Increase/(Decrease)
Individual Smoking and Health	119	1
West Virginia IPIC (Number of Plaintiffs)*	1 (approx. 564)	No change
Engle Progeny (Number of Plaintiffs)**	2,963 (approx. 3,851)	(148) (195)
Broin II	2,488	(11)
Class Action	33	5
Filter Cases	61	(3)
Health-Care Cost Recovery	2	No change
State Settlement Agreements—Enforcement and Validity; Adjustments	28	1
Other Litigation and Developments	14	3

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

The Florida state court class-action case, Engle v. R. J. Reynolds Tobacco Co., and the related cases commonly referred to as Engle Progeny cases have attracted significant attention. After the Florida Supreme Court’s 2006 ruling that members of the formerly certified class could file individual actions, roughly 10,000 claims or actions were filed in Florida state or federal courts before the deadline set by the Florida Supreme Court. No new or additional such claims may be filed. As reflected in the table above, 2,963 Engle Progeny cases were pending as of March 31, 2016, that included claims asserted on behalf of 3,851 plaintiffs. Following an agreement to settle most Engle Progeny cases that remained pending in federal courts in the first quarter of 2015, nearly all Engle Progeny cases currently pending are in Florida state courts. Since 2009, there have been over 200 Engle Progeny trials in Florida state or federal courts involving RJR Tobacco or Lorillard Tobacco. As described more fully immediately below in “— Scheduled Trials” and “—Trial Results,” additional Engle Progeny cases involving RJR Tobacco are being tried and set for trial on an ongoing basis. Juries in Engle Progeny cases have awarded substantial amounts in compensatory and punitive damage awards, many of which

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

currently are at various stages in the appellate process. RJR Tobacco and Lorillard Tobacco also have paid substantial amounts in compensatory and punitive damage awards in Engle Progeny cases. For a detailed description of these cases, see “— Engle and Engle Progeny cases” below.

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

Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. There are 36 cases, exclusive of Engle Progeny cases, scheduled for trial as of March 31, 2016 through March 31, 2017, for RJR Tobacco, B&W, Lorillard Tobacco or their affiliates and indemnitees: two non-smoking and health cases, three individual smoking and health cases, 24 Filter Cases and seven Broin II cases. There are approximately 105 Engle Progeny cases against RJR Tobacco, B&W and/or Lorillard Tobacco set for trial through March 31, 2017, but it is not known how many of these cases will actually be tried.

Trial Results. From January 1, 2013 through March 31, 2016, 122 smoking and health, Engle Progeny and health-care cost recovery cases in which RJR Tobacco, B&W and/or Lorillard Tobacco were defendants were tried, including seven trials for cases where mistrials were declared in the original proceedings. Verdicts in favor of RJR Tobacco, B&W and Lorillard Tobacco and, in some cases, RJR Tobacco, B&W, Lorillard Tobacco and/or other defendants, were returned in 60 cases, including 15 mistrials, tried in Florida (58), West Virginia (1), and California (1). Verdicts in favor of the plaintiffs were returned in 55 cases tried in Florida, and one in California. Four cases in Florida were dismissed during trial. One case in Florida was a retrial only as to the amount of damages. In another case in Florida, the jury entered a partial verdict that did not include compensatory or punitive damages, and post-trial motions are pending.

In the first quarter of 2016, nine Engle Progeny cases in which RJR Tobacco and/or Lorillard Tobacco was a defendant were tried:

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

•	In McCall v. Philip Morris USA Inc., RJR Tobacco was dismissed during jury selection. Trial continued against the remaining defendant.
•

In Ahrens v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the plaintiff 32% at fault, RJR Tobacco 44% at fault, and the remaining defendant 24% at fault, and awarded $9 million in compensatory damages and $2.5 million in punitive damages against each defendant.

•	In Elizabeth Smith v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants, including RJR Tobacco.
•	In Gamble v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

•	In Redburn v. R. J. Reynolds Tobacco Co., based on the Florida Supreme Court issuing its decision in Ciccone, described below, RJR Tobacco moved for a mistrial, which was granted.
•	In Snow v. R. J. Reynolds Tobacco Co., the court declared a mistrial during jury selection.

In addition, since the end of the first quarter of 2016, two other Engle Progeny cases, in which RJR Tobacco and/or Lorillard Tobacco were a defendant, were tried:

•	In Davis v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants, including RJR Tobacco.
•	In Dupre v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco.

For a detailed description of the above-described cases, see “— Engle and Engle Progeny Cases” below.

In the first quarter of 2016, one non-Engle Progeny individual smoking and health case, in which RJR Tobacco was a defendant, was tried:

•	In Pooshs v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants, including RJR Tobacco.

For information on the verdicts in the Engle Progeny cases that have been tried and remain pending as of March 31, 2016, in which verdicts have been returned against RJR Tobacco, Lorillard Tobacco or B&W, or all three, see the Engle Progeny cases charts at “— Engle and Engle Progeny Cases” below. The following chart reflects the verdicts in the non-Engle Progeny smoking and health cases, health-care cost recovery cases or Filter Cases that have been tried and remain pending as of March 31, 2016, in which verdicts have been returned against RJR Tobacco, B&W or Lorillard Tobacco, or all three.

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

Individual Smoking and Health Cases

As of March 31, 2016, 119 individual cases were pending in the United States against RJR Tobacco, B&W (as RJR Tobacco’s indemnitee), Lorillard Tobacco or all three. This category of cases includes smoking and health cases alleging personal injuries caused by tobacco use or exposure brought by or on behalf of individual plaintiffs based on theories of negligence, strict liability, breach of

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

express or implied warranty, and violations of state deceptive trade practices or consumer protection statutes. The plaintiffs seek to recover compensatory damages, attorneys’ fees and costs, and punitive damages. The category does not include the Broin II, Engle Progeny, Filter Cases or West Virginia IPIC cases discussed below. A total of 118 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining case is brought by or on behalf of an individual or his/her survivors alleging personal injury as a result of exposure to environmental tobacco smoke, referred to as ETS.

Below is a description of the non-Engle Progeny individual smoking and health cases against RJR Tobacco, B&W, and/or Lorillard Tobacco that went to trial or were decided during the period from January 1, 2016 to March 31, 2016, or remained on appeal as of March 31, 2016.

On May 26, 2010, in Izzarelli v. R. J. Reynolds Tobacco Co. (U.S.D.C. D. Conn., filed 1999), the jury awarded the plaintiff $13.76 million in compensatory damages on the negligence and strict liability claims, found RJR Tobacco 58% at fault and the plaintiff 42% at fault, and found that the plaintiff was entitled to punitive damages. The plaintiff sought to recover damages for personal injuries allegedly sustained as a result of unsafe and unreasonably dangerous cigarette products and for economic losses she sustained as a result of supposed unfair trade practices. On December 5, 2010, the district court (1) awarded the plaintiff $3.97 million in punitive damages, (2) entered a judgment of $11.95 million, and (3) granted the plaintiff $15.8 million in offer of judgment interest through that date and, going forward, approximately $4,000 per day until entry of an amended judgment. In March 2011, the district court entered an amended judgment of approximately $28.1 million. RJR Tobacco appealed to the U.S. Court of Appeals for the Second Circuit, referred to as the Second Circuit, and the plaintiff cross appealed. In September 2013, the Second Circuit certified to the Connecticut Supreme Court the following question: “Does Comment i to section 402A of the Restatement (Second) of Torts preclude a suit premised on strict products liability against a cigarette manufacturer based on evidence that the defendant purposefully manufactured cigarettes to increase daily consumption without regard to the resultant increase in exposure to carcinogens, but in the absence of evidence of any adulteration or contamination?” The Connecticut Supreme Court accepted the certified question, oral argument occurred on April 22, 2015, and a decision is pending. The Second Circuit retains jurisdiction over the parties’ appeals pending the Connecticut Supreme Court’s resolution of the certified question.

On July 30, 2014, in Major v. Lorillard Tobacco Co. (Super. Ct. Los Angeles County, Cal., filed 2011), the jury awarded the plaintiff approximately $17.74 million in compensatory damages on the negligence and strict liability claims and found the plaintiff 50% at fault, Lorillard Tobacco 17% at fault, and RJR Tobacco and another manufacturer collectively 33% at fault. Punitive damages were not at issue. RJR Tobacco and the other manufacturer had been dismissed prior to trial. The plaintiffs alleged that as a result of the use of the defendants’ products and exposure to asbestos, the decedent, William Major, suffered from lung cancer, and sought an unspecified amount of damages. In August 2014, the trial court entered an initial final judgment of approximately $3.9 million against Lorillard Tobacco. On July 1, 2015, the trial court entered an amended final judgment in the amount of approximately $3.78 million in compensatory damages, approximately $135,000 in costs, approximately $1.9 million in prejudgment interest, and post-judgment interest from August 25, 2014 in the amount of approximately $1,100 per day. Lorillard Tobacco appealed from the original and amended judgments, which appeals have been consolidated. On October 20, 2015, the appellate court granted RJR Tobacco’s motion to substitute itself for Lorillard Tobacco. Briefing is underway.

On July 8, 2015, in Larkin v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla, filed 2002) the jury awarded the plaintiff approximately $4.96 million in compensatory damages on the strict liability and intentional tort claims, found RJR Tobacco 62% at fault and the decedent 38% at fault, and awarded $8.5 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from mouth and lung cancer, and sought an unspecified amount of compensatory and punitive damages. In July 2015, the trial court entered judgment in the amount of approximately $13.46 million. On March 22, 2016, the court granted RJR Tobacco’s motion for a new trial on claims of defective product and damages only and denied the remaining post-trial motions. The new trial has not been scheduled.

On February 8, 2016, in Pooshs v. Philip Morris USA, Inc. (Super. Ct. San Francisco County, Cal., filed 2004) the jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that as a result of using the defendants’ products, the plaintiff suffers from lung cancer. Final judgment was entered on February 9, 2016. The plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit on March 9, 2016. Briefing is underway.

West Virginia IPIC

In re: Tobacco Litigation Individual Personal Injury Cases (Cir. Ct. Ohio County, W. Va., filed beginning in 1999), is a series of roughly 1,200 individual cases asserting claims against Philip Morris USA Inc., Lorillard Tobacco, RJR Tobacco, B&W and The American Tobacco Company based on alleged personal injuries. The cases were consolidated for a Phase I trial on various defense conduct issues, to be followed in Phase II by individual trials of remaining claims. On May 15, 2013, the Phase I jury found that defendants’ cigarettes were not defectively designed; defendants’ cigarettes were not defective due to a failure to warn before July 1, 1969; defendants were not negligent, did not breach warranties, and did not engage in conduct warranting punitive damages; and

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

defendants’ ventilated filter cigarettes manufactured and sold between 1964 and July 1, 1969 were defective for a failure to instruct. In November 2014, the West Virginia Supreme Court affirmed the verdict. On June 8, 2015, the U.S. Supreme Court denied the plaintiffs’ petition for writ of certiorari. On the same date, the trial court issued an order finding that only 30 plaintiffs are alleged to have smoked ventilated filter cigarettes in the relevant period. On October 9, 2015, the trial court outlined the procedures it will follow for resolving the claims of the 30 Phase II plaintiffs, which claims will focus on whether plaintiffs blocked cigarette vents and, if so, whether blocking proximately caused their alleged injuries. Five cases have been selected to be the first claims tried, and they are scheduled to be tried beginning on May 1, 2017.

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

Engle and Engle Progeny Cases

In July 1998, trial began in Engle v. R. J. Reynolds Tobacco Co., a then-certified class action filed in Circuit Court, Miami-Dade County, Florida, against U.S. cigarette manufacturers, including RJR Tobacco, B&W, Lorillard Tobacco, Philip Morris USA, and others. The then-certified class consisted of Florida citizens and residents, and their survivors, who suffered from smoking-related diseases that first manifested between May 5, 1990, and November 21, 1996, and were caused by an addiction to cigarettes. In July 1999, the jury in Phase I found against RJR Tobacco, B&W, Lorillard Tobacco and the other defendants on common issues relating to the defendants’ conduct, general causation, the addictiveness of cigarettes, and entitlement to punitive damages.

On July 14, 2000, the jury in Phase II awarded the class a total of approximately $145 billion in punitive damages, which were apportioned $36.3 billion to RJR Tobacco, $17.6 billion to B&W, and $16.3 billion to Lorillard Tobacco. The defendants appealed.

On December 21, 2006, the Florida Supreme Court prospectively decertified the class and set aside the jury’s Phase II punitive damages award. But the court preserved certain of the jury’s Phase I findings, including that cigarettes can cause certain diseases, nicotine is addictive, and defendants placed defective cigarettes on the market, breached duties of care, concealed health-related information, and conspired. The court also authorized former class members to file individual lawsuits within one year, and it stated that the preserved findings would have res judicata effect in those actions.

In the year after the Florida Supreme Court’s Engle decision, putative class members filed thousands of individual actions against RJR Tobacco, B&W, Lorillard Tobacco, Philip Morris USA Inc., and the other Engle defendants, which actions commonly are referred to as “Engle Progeny” cases. As of March 31, 2016, 2,943 Engle Progeny cases were pending in state courts, and 20 Engle Progeny cases were pending in federal court. Those cases include claims by or on behalf of approximately 3,851 plaintiffs. As of March 31, 2016, RJR Tobacco also was aware of 23 additional Engle Progeny cases that have been filed but not served. The number of pending cases fluctuates for a variety of reasons, including voluntary and involuntary dismissals. Voluntary dismissals include cases in which a plaintiff accepts an “offer of judgment,” referred to in Florida statutes as “proposals for settlement,” from RJR Tobacco, Lorillard Tobacco and/or RJR Tobacco’s affiliates and indemnitees. An offer of judgment, if rejected by the plaintiff, preserves RJR Tobacco’s and Lorillard Tobacco’s right to recover attorneys’ fees under Florida law in the event of a verdict favorable to RJR Tobacco or Lorillard Tobacco. Such offers are sometimes made through court-ordered mediations.

At the beginning of the Engle Progeny litigation, a central issue was the proper use of the preserved Engle findings. RJR Tobacco has argued that use of the Engle findings to establish individual elements of progeny claims (such as defect, negligence and concealment) is a violation of federal due process. In 2013, however, both the Florida Supreme Court and the U.S. Court of Appeals for the Eleventh Circuit, referred to as the Eleventh Circuit, rejected that argument. In addition to this global due process argument, RJR Tobacco and Lorillard Tobacco raise many other factual and legal defenses as appropriate in each case. These defenses may include, among other things, arguing that the plaintiff is not a proper member of the Engle class, that the plaintiff did not rely on any statements by any tobacco company, that the trial was conducted unfairly, that some or all claims are preempted or barred by applicable statutes of limitation, or that any injury was caused by the smoker’s own conduct. In Hess v. Philip Morris USA Inc. and Russo v. Philip Morris USA Inc., decided on April 2, 2015, the Florida Supreme Court held that, in Engle Progeny cases, the defendants cannot raise a statute of repose defense to claims for concealment or conspiracy. The defendants’ motions for rehearing in each of these cases were denied in September 2015. On April 8, 2015, in Graham v. R. J. Reynolds Tobacco Co., the Eleventh Circuit held that federal law impliedly preempts use of the preserved Engle findings to establish claims for strict liability or negligence. On January 21, 2016, the Eleventh Circuit granted the plaintiff’s motion for rehearing en banc and vacated the panel decision. On March 23, 2016, the Eleventh Circuit requested briefing on the issues of whether plaintiff’s claims are preempted and, if not, whether the defendants’ Due Process rights are violated. Oral argument is scheduled for June 21, 2016. On January 6, 2016, in Marotta v. R. J. Reynolds Tobacco Co., the Fourth District Court of Appeal, referred to as the DCA, disagreed with the Graham panel decision and

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

held that federal law does not impliedly preempt any tort claims against cigarette manufacturers, including those of Engle Progeny plaintiffs. The Florida Supreme Court has accepted jurisdiction in Marotta, and briefing is underway.

In June 2009, Florida amended its existing bond cap statute by adding a $200 million bond cap that applied to all Engle Progeny cases in the aggregate. In May 2011, Florida removed the provision that would have allowed it to expire on December 31, 2012. The bond cap for any given individual Engle Progeny case varies depending on the number of judgments in effect as a given time, but never exceeds $5 million per case. The legislation, which became effective in June 2009 and 2011, applied to judgments entered after the original 2009 effective date.

During the first quarter of 2015, RJR Tobacco and Lorillard Tobacco, together with Philip Morris USA Inc., tentatively settled virtually all of the Engle Progeny cases then pending against them in federal district court. The total amount of the settlement was $100 million divided as follows: RJR Tobacco - $42.5 million; Philip Morris USA Inc. - $42.5 million; and Lorillard Tobacco - $15 million. The settlement, which received final approval from the court on November 6, 2015, covers more than 400 federal progeny cases but does not cover 12 federal progeny cases previously tried to verdict and currently pending on post-trial motions or appeal; one federal progeny case pending as of March 31, 2016, involving pro se plaintiffs unrepresented by counsel; and 2 federal progeny cases filed by different lawyers from the ones who negotiated the settlement for the plaintiffs. On August 3, 2015, RJR Tobacco and Philip Morris USA Inc. removed 33 Engle Progeny cases from state court to the federal courts in Florida. These cases also are not part of the settlement described above and were remanded back to state court on November 24, 2015. On October 22, 2015, RJR Tobacco and Philip Morris USA Inc. removed an additional five cases to federal court and, on January 4, 2016, removed a sixth case. At present, those cases remain in federal court. In March 2015, RJR Tobacco and Lorillard Tobacco paid their shares of the settlement.

One hundred seventeen Engle Progeny cases have been tried in Florida state and federal courts since the beginning of 2013, and additional state court trials are scheduled during 2016. Through March 31, 2016, RJR Tobacco or Lorillard Tobacco has paid judgments in 37 Engle Progeny cases. Those payments totaled $291.6 million and included $224.5 million for compensatory or punitive damages and $67.1 million for attorneys’ fees and statutory interest. In addition, accruals for compensatory and punitive damages and attorneys’ fees and statutory interest for Hiott, Starr-Blundell, Clayton, Ward, Hallgren, Cohen, Sikes, Thibault, Buonomo, Cheeley, and Ciccone were recorded in RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2016. The following chart reflects the details of accrued compensatory and punitive damages related to Hiott, Starr-Blundell, Clayton, Cohen, Buonomo, Hallgren, Sikes, Thibault, Cheeley, and Ciccone.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Lorillard Tobacco Allocation of Fault	Compensatory Damages (as adjusted)(1)	Punitive Damages	Appeal Status
Hiott	40%	—	$730,000	$—	Florida Supreme Court declined to accept jurisdiction of the case; the deadline to file a petition for writ of certiorari with the U.S. Supreme Court is May 2, 2016
Starr-Blundell	10%	—	50,000	—

Notice to invoke jurisdiction of Florida Supreme Court pending; stayed pending resolution of Soffer; Florida Supreme Court issued order to show cause why it should not accept jurisdiction, quash, and remand for reconsideration in light of Soffer; response to the order to show cause was filed on April 19, 2016

Clayton	10%	—	60,000	—

First DCA affirmed the judgment of the trial court, per curiam; Florida Supreme Court issued order to show cause why it should not accept jurisdiction, quash and remand for reconsideration in light of Soffer; response to the order to show cause was filed on April 19, 2016.

Cohen	33.3%	—	3,330,000	10,000,000

Florida Supreme Court accepted jurisdiction of the case, quashed the decision being reviewed, and reinstated the jury verdict; deadline to file a petition for writ of certiorari with the U.S. Supreme Court is June 27, 2016

Buonomo	77.5%	—	4,060,000	25,000,000

Florida Supreme Court accepted jurisdiction of the case, quashed the decision being reviewed, and reinstated the jury verdict; appeal of the reinstated punitive damages award pending in Fourth DCA; oral argument scheduled for July 19, 2016

Hallgren	25%	—	500,000	750,000	Florida Supreme Court declined to accept jurisdiction; deadline to file a petition for writ of certiorari with the U.S. Supreme Court is June 10, 2016
Sikes	51%	—	3,520,000	2,000,000	Florida Supreme Court declined to accept jurisdiction of the case; deadline to file a petition for writ of certiorari with the U.S. Supreme Court is May 2, 2016
Thibault	70%	—	1,750,000	1,275,000

First DCA affirmed the judgment, per curiam; Florida Supreme Court declined to accept jurisdiction of the case; deadline to file a petition for writ of certiorari with the U.S. Supreme Court is May 2, 2016

Cheeley	50%	—	1,500,000	2,000,000	Fourth DCA affirmed judgment of trial court, per curiam; deadline to file a petition for writ of certiorari with the U.S. Supreme Court is April 27, 2016
Ciccone	30%	—	960,000	50,000

Remanded to Fifth DCA for further proceedings consistent with Florida Supreme Court's March 24, 2016 opinion; deadline to file a petition for writ of certiorari with the U.S. Supreme Court is June 22, 2016

Totals			$16,460,000	$41,075,000
(1)

Compensatory damages are adjusted to reflect the reduction that may be required by the allocation of fault. Punitive damages are not adjusted and reflect the amount of the final judgment(s) signed by the trial court judge(s). The amounts listed above do not include attorneys’ fees or statutory interest of $26.9 million.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following chart lists judgments in all other individual Engle Progeny cases pending as of March 31, 2016, in which a verdict or judgment has been returned against RJR Tobacco, B&W, and/or Lorillard Tobacco and the verdict or judgment has not been set aside on appeal. No liability for any of these cases has been recorded in RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2016. This chart does not include the mistrials or verdicts returned in favor of RJR Tobacco, B&W, and/or Lorillard Tobacco.

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Lorillard Tobacco Allocation of Fault	Compensatory Damages (as adjusted)(1)		Punitive Damages	Appeal Status
Putney	30%	—	$—		$—

Reversed and remanded for further proceedings; Florida Supreme Court accepted jurisdiction; quashed the decision being reviewed and reinstated the verdict; defendants' motion for clarification granted on March 15, 2016, with an order stating that the remand was for reconsideration only on the issue of the statute of repose; deadline to file petition for writ of certiorari with the U.S. Supreme Court is June 13, 2016

Andy Allen	24%	—	2,475,000		7,756,000	Reversed and remanded for new trial; new trial completed on November 26, 2014; pending - First DCA
Soffer	40%	—	2,000,000		—

Remanded to First DCA for further proceedings consistent with Florida Supreme Court's March 17, 2016 opinion; deadline to file petition for writ of certiorari with the U.S. Supreme Court is June 15, 2016

Calloway	27%	18%	16,100,000	(2)	—

Fourth DCA affirmed compensatory award (with instructions to reduce to reflect the smoker's fault if plaintiff does not agree to new trial), set aside punitive damages, and remanded for partial new trial; motions for rehearing are pending

Hancock	5%	—	700		—	Fourth DCA affirmed, per curiam; plaintiff did not seek further review
James Smith	55%	—	600,000	(2)	20,000	Pending – Eleventh Circuit
Evers	60%	9%	2,950,000		12,360,000

Second DCA reinstated punitive damage award of $12.36 million the trial court had set aside; the verdict was reinstated on remand; deadline to file a notice to invoke the discretionary jurisdiction of the Florida Supreme Court is April 28, 2016

Schoeff	75%	—	7,875,000		—	Fourth DCA affirmed compensatory award, set aside punitive award, and remanded for further proceedings; notice to invoke the discretionary jurisdiction of Florida Supreme Court pending
Marotta	58%	—	3,480,000		—	Pending - Florida Supreme Court
Searcy	30%	—	500,000	(2)	1,670,000	Pending – Eleventh Circuit
Earl Graham	20%	—	550,000		—

Eleventh Circuit held that federal law impliedly preempts claims for strict liability and negligence based on the defect and negligence findings from Engle; plaintiff's motion for rehearing en banc was granted; briefing scheduled set with oral argument scheduled for June 21, 2016

Skolnick	30%	—	—		—	Fourth DCA set aside judgment and ordered a partial new trial
Grossman	75%	—	15,350,000	(2)	22,500,000	Pending – Fourth DCA
Gafney	33%	33%	—		—	Fourth DCA reversed the judgment and remanded for a new trial; new trial has not been scheduled

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Bowden	30%	—	1,500,000		—	First DCA affirmed judgment of trial court, per curiam; plaintiff has indicated that she may move to have the mandate lifted in light of Soffer and seek a new trial
Burkhart	25%	10%	3,500,000	(2)	1,750,000	Pending – Eleventh Circuit
Bakst (Odom)	75%	—	4,504,000		14,000,000	Pending – Fourth DCA
Robinson	71%	—	16,900,000		16,900,000	Pending – First DCA
Harris	15%	10%	1,100,000	(2)	—	Post-trial motions are pending(3)
Wilcox	70%	—	4,900,000		8,500,000	Pending – Third DCA
Irimi	15%	15%	—		—	Defendants' motion for new trial granted; pending - Fourth DCA
Hubbird	50%	—	3,000,000	(2)	25,000,000	Pending – Third DCA
Lourie	3%	7%	137,000		—	Pending – Second DCA
Kerrivan	31%	—	6,046,660	(2)	9,600,000	Post-trial motions are pending(3)
Schleider	70%	—	14,700,000	(2)	—	Pending – Third DCA
Perrotto	20%	6%	1,063,000		—	Post-trial motions are pending(3)
Ellen Gray	50%	—	3,000,000		—	Post-trial motions are pending(3)
Sowers	50%	—	2,125,000		—	Post-trial motions are pending(3)
Caprio	20%	10%	167,700		—	Pending - Fourth DCA
Zamboni	30%	—	102,000		—	Final judgment has not been entered
Pollari	43%	—	4,250,000		1,500,000	Pending - Fourth DCA
Gore	23%	—	460,000		—	Pending - Fourth DCA
Ryan	65%	—	21,500,000		25,000,000	Post-trial motions are pending(3)
Hardin	13%	—	100,880		—	Pending - Third DCA
McCoy	25%	20%	675,000		6,000,000	Pending - Fourth DCA
Block	50%	—	463,000		800,000	Pending - Fourth DCA
Lewis	25%	—	187,500		—	Pending - Fifth DCA
Cooper	40%	—	1,200,000		—	Pending - Fourth DCA
Duignan	30%	—	2,690,000		2,500,000	Pending - Second DCA
O'Hara	85%	—	14,700,000		20,000,000	Pending - First DCA
Marchese	22.5%	—	500,000	(2)	250,000	Post-trial motions are pending(3)
Gordon	2%	—	100		—	Plaintiff did not seek further review
Barbose	42.5%	—	5,000,000		500,000	Pending - Second DCA
Monroe	58%	—	6,380,000		—	Post-trial motions were denied; the deadline to file a notice of appeal is April 29, 2016
Ledoux	47%	—	5,000,000		12,500,000	Pending - Third DCA
Ewing	2%	—	4,800		—	Post-trial motions denied; final judgment has not been entered
Ahrens	44%	—	5,800,000		2,500,000	Pending - Second DCA
Totals			$183,537,340		$191,606,000
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

As reflected in the preceding chart, as of March 31, 2016, verdicts or judgments in favor of Engle Progeny plaintiffs have been entered and remain outstanding against RJR Tobacco or Lorillard Tobacco totaling $183,537,340 in compensatory damages (as adjusted) and $191,606,000 in punitive damages, which is a combined total of $375,143,340. These verdicts or judgments are at various stages in the post-trial or appellate process. RJR Tobacco believes that RJR Tobacco and Lorillard Tobacco have valid defenses in these cases, including case-specific issues beyond the due process issue discussed above, and, as described in more detail above in “— Accounting for Tobacco-Related Litigation Contingencies,” RJR Tobacco and its affiliates vigorously defend smoking and health claims, including Engle Progeny cases.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Should RJR Tobacco or Lorillard Tobacco not prevail in any particular individual Engle Progeny case or determine that in any individual Engle Progeny case an unfavorable outcome has become probable and the amount can be reasonably estimated, a loss would be recognized, which could have a material adverse effect on the results of operations, cash flows and financial position of RAI. This position on loss recognition for Engle Progeny cases as of March 31, 2016, is consistent with RAI’s and RJR Tobacco’s historic position on loss recognition for other smoking and health litigation. It is also the policy of RJR Tobacco to record any loss concerning litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated on an individual case-by-case basis.

Below is a description of the Engle Progeny cases against RJR Tobacco, B&W, and/or Lorillard Tobacco that went to trial or were decided during the period from January 1, 2016 to March 31, 2016, or remained on appeal as of March 31, 2016, listed chronologically by the date of the verdict. In each case, the plaintiff: (1) alleged that the smoker was addicted to nicotine in cigarettes and, as a result of that addiction, suffered or died from one or more smoking-related diseases; (2) asserted claims based on theories of negligence, strict liability, and intentional tort; and (3) sought to recover unspecified compensatory damages, as well as attorneys’ fees and costs. The plaintiffs in most, but not all, cases also sought to recover punitive damages.

On March 24, 2010, in Robin Cohen v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $10 million in compensatory damages; found the decedent 33.3% at fault, RJR Tobacco 33.3% at fault, and the remaining defendant 33.3% at fault; and awarded a total of $20 million in punitive damages, including $10 million as to RJR Tobacco. In July 2010, the trial court entered final judgment against RJR Tobacco in the amount of $3.33 million in compensatory damages and $10 million in punitive damages. In September 2010, the trial court entered an amended judgment that included interest from the date of the verdict. In September 2012, the Fourth DCA affirmed the liability finding and the compensatory damages award, but reversed the finding of entitlement to punitive damages, and remanded the case for a retrial limited to the issue of liability for concealment and conspiracy. After its April 2, 2015, ruling in Hess v. Philip Morris USA Inc. that Engle Progeny defendants cannot raise a statute of repose defense to claims for concealment or conspiracy the Florida Supreme Court, on January 29, 2016, accepted jurisdiction in Cohen, quashed the Fourth DCA’s decision, and reinstated the jury verdict. The deadline to file a petition for writ of certiorari with the U.S. Supreme Court is June 27, 2016.

On April 13, 2010, in Putney v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury in Phase I of the trial returned a verdict for the plaintiff. On April 26, 2010, the jury in Phase II of the trial found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $15.1 million in compensatory damages; found the decedent 35% at fault, RJR Tobacco 30% at fault and the remaining defendants collectively 35% at fault; and awarded $2.5 million in punitive damages against each of RJR Tobacco and one of the remaining defendants. In August 2010, the trial court entered final judgment against RJR Tobacco in the amount of $4.5 million in compensatory damages and $2.5 million in punitive damages. In December 2010, the trial court entered an amended final judgment to provide that interest would run from April 26, 2010. In June 2013, the Fourth DCA held that the trial court erred in denying the defendants’ motion for remittitur of the compensatory damages for loss of consortium and in striking the defendants’ statute of repose affirmative defenses. As a result, the Fourth DCA reversed and remanded for further proceedings. After its April 2, 2015, ruling in Hess v. Philip Morris USA Inc. that Engle Progeny defendants cannot raise a statute of repose defense to claims for concealment or conspiracy, the Florida Supreme Court, on February 1, 2016, accepted jurisdiction in Putney, quashed the Fourth DCA’s decision and reinstated the verdict. On March 15, 2016, the Florida Supreme Court granted the defendants’ motion for clarification in an order stating that remand was for reconsideration only on the issue of the statute of repose. The Fourth DCA’s remittitur holding therefore remains in place, and the next step in the case will be a remand to the trial court for entry of a reduced judgment or a new trial on damages.

On April 21, 2010, in Grossman v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), the jury, in Phase I of a retrial that followed a mistrial, returned a verdict for the plaintiff. On April 29, 2010, the jury in Phase II of the retrial found for the plaintiff on the strict liability claim and for RJR Tobacco on the negligence, warranty, and intentional tort claims; awarded $1.9 million in compensatory damages; found RJR Tobacco 25% at fault, the decedent 70% at fault, and the decedent’s spouse 5% at fault; and did not reach the issue of entitlement to punitive damages. In June 2010, the trial court entered final judgment against RJR Tobacco in the amount of approximately $484,000 in compensatory damages. In June 2012, the Fourth DCA affirmed the trial court’s judgment, but remanded for a new trial on all Phase II issues. On July 31, 2013, the jury in the second retrial found for the plaintiff on the intentional tort claims, awarded $15.35 million in compensatory damages, found the decedent 25% at fault and RJR Tobacco 75% at fault, and awarded $22.5 million in punitive damages. The trial court entered final judgment in August 2013 and did not include a reduction for comparative fault. RJR Tobacco appealed, posted a supersedeas bond in the amount of $5 million, and the plaintiff cross appealed. Briefing is complete. Oral argument has not been scheduled.

On May 20, 2010, in Buonomo v. R. J. Reynolds Tobacco Co.(Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims, awarded $5.2 million in compensatory damages, found RJR Tobacco 77.5% at fault and the decedent 22.5% at fault, and awarded $25 million in punitive damages. In accordance with a Florida statute, the trial court later reduced the punitive damage award to $15.7 million – three times the compensatory damages award of $5.2 million and entered final judgment in the amount of $4.06 million in compensatory damages and $15.7 million in punitive damages. In

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

September 2013, the Fourth DCA affirmed the judgment and damages award to the plaintiff on strict liability and negligence, held that the trial court was not bound to hold punitive damages at three times compensatory damages, and reversed the judgment entered for the plaintiff on the claims for fraudulent concealment and conspiracy to commit fraud by concealment due to the erroneous striking of RJR Tobacco’s statute of repose defense. As a result, the punitive damages award was set aside and remanded for a new trial. In October 2014, the trial court found that the original $25 million punitive damages award was not excessive and would be reinstated if the plaintiff prevails on the repose issue and, in April 2015, entered an amended judgment against RJR Tobacco in the amount of approximately $29.1 million from which RJR Tobacco appealed. After its April 2, 2015, ruling in Hess v. Philip Morris USA Inc. that Engle Progeny defendants cannot raise a statute of repose defense to claims for concealment or conspiracy, the Florida Supreme Court, on January 26, 2016, accepted jurisdiction in Buonomo, quashed the Fourth DCA’s decision, and reinstated the jury verdict. RJR Tobacco’s motion for clarification was denied on March 21, 2016. The appeal of the amended final judgment remains pending, and oral argument is scheduled for July 19, 2016.

On October 15, 2010, in Frazier v. Philip Morris USA Inc. (Cir. Ct. Miami-Dade County, Fla., filed 2007), a case now known as Russo v. Philip Morris USA Inc., a jury found for the defendants based on the statute of limitations. In February 2011, the trial court entered final judgment for the defendants. In April 2012, the Third DCA reversed the trial court’s judgment, directed entry of judgment in the plaintiff’s favor and ordered a new trial. On April 2, 2015, the Florida Supreme Court, in its ruling in Hess v. Philip Morris USA Inc., approved the decision of the Third DCA. On April 23, 2015, the jury found for the defendants, including RJR Tobacco, on the issue of addiction causation, and the trial court entered final judgment for the defendants in May 2015. In June 2015, the plaintiff appealed to the Third DCA, and the defendants cross appealed. Briefing is underway.

On April 26, 2011, in Andy Allen v. R. J. Reynolds Tobacco Co. (Cir. Ct. Duval County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $6 million in compensatory damages; found RJR Tobacco 45% at fault, the decedent 40% at fault, and the remaining defendant 15% at fault; and awarded $17 million in punitive damages against each defendant. The trial court entered final judgment against RJR Tobacco in the amount of $19.7 million in May 2011 and, in October 2011, entered a remittitur of the punitive damages to $8.1 million. In May 2013, the First DCA reversed and remanded the case for a new trial. On November 24, 2014, the jury in the retrial found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $3.1 million in compensatory damages; found the decedent 70% at fault, RJR Tobacco 24% at fault, and the remaining defendant to be 6% at fault; and found that the plaintiff was entitled to punitive damages. On November 26, 2014, the jury awarded approximately $7.75 million in punitive damages against each defendant. In August 2015, the trial court entered final judgment against RJR Tobacco and the remaining defendant, jointly and severally, in the amount of approximately $3.1 million in compensatory damages and $7.75 million in punitive damages from each defendant. In September 2015, the defendants filed a notice of appeal, RJR Tobacco posted a supersedeas bond in the amount of approximately $2.5 million, and briefing is underway.

On June 16, 2011, in Soffer v. R. J. Reynolds Tobacco Co. (Cir. Ct. Alachua County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for RJR Tobacco on the intentional tort claims, awarded $5 million in compensatory damages, found RJR Tobacco 40% at fault, and the decedent 60% at fault, and did not reach the issue of entitlement to punitive damages. The trial court later entered final judgment against RJR Tobacco in the amount of $2 million. In October 2012, the First DCA affirmed the trial court’s ruling finding that only intentional torts could support a punitive damages claim and that Engle Progeny plaintiffs may not seek punitive damages for negligence or strict liability because the original Engle class did not seek punitive damages for those claims. On March 17, 2016, the Florida Supreme Court held that an Engle Progeny plaintiff may seek punitive damages for negligence and strict liability, but must satisfy the statutory requirements to demonstrate entitlement to punitive damages. The case was remanded to the First DCA for further proceedings consistent with the opinion. The deadline for RJR Tobacco to file a petition for writ of certiorari with the U.S. Supreme Court is June 15, 2016.

On July 15, 2011, in Ciccone v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2004), a jury in Phase I found the plaintiff to be a member of the Engle class. On July 21, 2011, the jury in Phase II found for the plaintiff on the negligence, strict liability, and gross negligence claims and for RJR Tobacco on the intentional tort claim, awarded approximately $3.2 million in compensatory damages, found the decedent 70% at fault and RJR Tobacco 30% at fault, and awarded $50,000 in punitive damages. In September 2011, the trial court entered final judgment against RJR Tobacco in the amount of approximately $1.01 million. In August 2013, the Fourth DCA affirmed the trial court’s judgment, but reversed the punitive damages award and remanded for entry of a final judgment that eliminates the punitive damages award. On March 24, 2016, the Florida Supreme Court held that manifestation for purposes of establishing membership in the Engle class means the point at which the plaintiff began suffering from or experiencing symptoms of a tobacco-related disease or medical condition. Under the definition adopted by the court, the plaintiff does not need to have been formally diagnosed or know that the symptoms were tobacco-related prior to the cut-off date for class membership. The portion of the Fourth DCA’s decision regarding punitive damages based on Soffer, described above, was quashed. The case was remanded to the Fourth DCA for further proceedings consistent with the opinion. The deadline for RJR Tobacco to file a petition for writ of certiorari with the U.S. Supreme Court is June 22, 2016.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On January 24, 2012, in Hallgren v. R. J. Reynolds Tobacco Co. (Cir. Ct. Highlands County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $2 million in compensatory damages; found the decedent 50% at fault, RJR Tobacco 25% at fault, and the remaining defendant 25% at fault; and found that the plaintiff was entitled to punitive damages. On January 26, 2012, the jury awarded $750,000 in punitive damages against each defendant. In March 2012, the trial court entered final judgment in the amount of approximately $1 million for which RJR Tobacco and the other defendant are jointly and severally liable; and $750,000 in punitive damages against each defendant. The defendants appealed, and RJR Tobacco posted a supersedeas bond in the amount of approximately $1.3 million. In October 2013, the Second DCA affirmed the trial court’s ruling that punitive damages can be awarded for negligence and strict liability claims as well as for the intentional tort claims brought under Engle. The court certified a conflict with the First DCA’s decision in Soffer and the Fourth DCA’s decision in Ciccone. The court also certified the following question to be of great public importance – “Are members of the Engle class who pursue individual damages actions in accordance with the decision in Engle v. Liggett Group, Inc., entitled to pursue punitive damages under claims for strict liability and negligence?” In June 2014, the Florida Supreme Court stayed the petition pending disposition of Russo v. Philip Morris USA Inc., described above, and in April 2015, stayed the petition pending disposition of Soffer v. R. J. Reynolds Tobacco Co., described above. On January 12, 2016, the Florida Supreme Court declined to accept jurisdiction. The deadline to file a petition for writ of certiorari with the U.S. Supreme Court is June 10, 2016.

On May 17, 2012, in Calloway v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $20.5 million in compensatory damages; found the decedent 20.5% at fault, RJR Tobacco 27% at fault, Lorillard Tobacco 18% at fault, and the remaining defendants collectively 34.5% at fault; and found that the plaintiff was entitled to punitive damages. On May 31, 2012, the jury awarded punitive damages in the amount of $17.25 million against RJR Tobacco, $12.6 million against Lorillard Tobacco, and $25 million collectively against the remaining defendants. The trial court later determined that the jury’s apportionment of comparative fault did not apply to the compensatory damages award and, in August 2012, entered final judgment. The defendants appealed, RJR Tobacco posted a supersedeas bond in the amount of $1.5 million, and Lorillard Tobacco posted a supersedeas bond in the amount of $1.25 million. The plaintiff cross appealed. On January 6, 2016, the Fourth DCA reversed the fraudulent concealment and conspiracy claims, reversed the punitive damages award, and remanded the case for a new trial on those issues. If the plaintiff chooses not to proceed with a new trial, the trial court will apply the smoker’s percentage of comparative fault and reduce the compensatory damages award. The defendants filed a motion for rehearing and rehearing en banc, and the plaintiff filed a motion for rehearing in February 2016. A decision is pending.

On August 1, 2012, in Hiott v. R. J. Reynolds Tobacco Co. (Cir. Ct. Duval County, Fla., filed 2008), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims, awarded $1.83 million in compensatory damages, found the decedent 60% at fault and RJR Tobacco 40% at fault, and found that the plaintiff was entitled to punitive damages. On August 2, 2012, the jury awarded $0 in punitive damages. In November 2012, the trial court entered final judgment against RJR Tobacco in the amount of $730,000. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $730,000. In January 2014, the First DCA affirmed the trial court’s decision, and RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. On February 2, 2016, the Florida Supreme Court declined to accept jurisdiction of the case. The deadline to file a petition for writ of certiorari with the U.S. Supreme Court is May 2, 2016.

On September 20, 2012, in Sikes v. R. J. Reynolds Tobacco Co. (Cir. Ct. Duval County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims, awarded $4.1 million in compensatory damages, found the decedent 49% at fault and RJR Tobacco 51% at fault, and found that the plaintiff was entitled to punitive damages. On September 21, 2012, the jury awarded $2 million in punitive damages. On June 3, 2013, the trial court entered final judgment against RJR Tobacco in the amount of $6.1 million and, on June 25, 2013, entered a corrected final judgment against RJR Tobacco in the amount of $5.5 million. RJR Tobacco appealed and posted a supersedeas bond in the amount of $5 million. In July 2014, the First DCA affirmed the trial court’s decision, per curiam, but following the Hiott case, certified a conflict to the Florida Supreme Court with Hess v. Philip Morris USA Inc., with both cases being described above. On February 2, 2016, the Florida Supreme Court declined to accept jurisdiction. The deadline to file a petition for writ of certiorari with the U.S. Supreme Court is May 2, 2016.

On October 17, 2012, in James Smith v. R. J. Reynolds Tobacco Co. (U.S.D.C. M.D. Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims, awarded $600,000 in compensatory damages, found the decedent 45% at fault and RJR Tobacco 55% at fault, and found that the plaintiff was entitled to punitive damages. On October 18, 2012, the jury awarded $20,000 in punitive damages. The trial court entered final judgment against RJR Tobacco in the amount of $620,000. RJR Tobacco appealed to the Eleventh Circuit and posted a supersedeas bond in the amount of approximately $620,000. Oral argument occurred on October 17, 2014. A decision is pending.

On October 19, 2012, in Ballard v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims, awarded $8.55 million in compensatory damages, and found the plaintiff 45% at fault and RJR Tobacco 55% at fault. Punitive damages were not at issue. In October 2012, the trial court entered final

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

judgment against RJR Tobacco in the amount of $4.7 million and, in August 2013, entered an amended final judgment against RJR Tobacco in the amount of $5 million. RJR Tobacco appealed and posted a supersedeas bond in the amount of $5 million. In March 2015, the Third DCA affirmed the amended final judgment. On September 24, 2015, the Florida Supreme Court declined to accept jurisdiction. RJR Tobacco paid $5 million in satisfaction of the judgment on February 19, 2016.

On February 11, 2013, in Evers v. R. J. Reynolds Tobacco Co. (Cir. Ct. Hillsborough County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $3.23 million in compensatory damages; found the decedent 31% at fault, RJR Tobacco 60% at fault and Lorillard Tobacco 9% at fault; and found that the plaintiff was entitled to punitive damages from RJR Tobacco but not from Lorillard Tobacco. On February 12, 2013, the jury awarded $12.36 million in punitive damages against RJR Tobacco. In March 2013, the trial court granted the defendants’ post-trial motions for directed verdict on fraudulent concealment, conspiracy and punitive damages and set aside the $12.36 million punitive damages award. The trial court entered final judgment in the amount of $1.77 million against RJR Tobacco and approximately $266,000 against Lorillard Tobacco. The plaintiff appealed, the defendants cross appealed, RJR Tobacco posted a supersedeas bond in the amount of $1.77 million, and Lorillard Tobacco posted a supersedeas bond in the amount of approximately $266,000. On November 6, 2015, the Second DCA concluded that the trial court erred in granting the defendants’ motion for directed verdict on claims for fraud by concealment and conspiracy to commit fraud by concealment, and reversed and reinstated the jury’s verdict on those two claims. As a result, the punitive damages award was reinstated. On remand, the jury’s verdict was reinstated. On April 11, 2016, RJR Tobacco appealed to the Second DCA. Briefing is underway.

On February 13, 2013, in Schoeff v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims, awarded $10.5 million in compensatory damages, found the decedent 25% at fault and RJR Tobacco 75% at fault, and found that the plaintiff was entitled to punitive damages. On February 14, 2013, the jury awarded $30 million in punitive damages. In April 2013, the trial court entered final judgment against RJR Tobacco in the amount of $7.88 million in compensatory damages and $30 million in punitive damages. On November 4, 2015, the Fourth DCA reversed the punitive damages portion of the final judgment and remanded the case to the trial court, directing the trial court to grant RJR Tobacco’s motion for remittitur and, if RJR Tobacco does not agree with the remitted amount, to hold a new trial on punitive damages. On December 2, 2015, the plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. Briefing is underway.

On March 20, 2013, in Marotta v. R. J. Reynolds Tobacco Co. (Cir Ct. Broward County, Fla., filed 2007), the jury in a retrial following a mistrial found for the plaintiff on the strict liability claim and for RJR Tobacco on the negligence and intentional tort claims, awarded $6 million in compensatory damages, found the decedent 42% at fault and RJR Tobacco 58% at fault, and did not reach the issue of entitlement to punitive damages. The trial court later entered final judgment against RJR Tobacco in the amount of $3.48 million. On January 6, 2016, the Fourth DCA affirmed, disagreeing with the Eleventh Circuit panel decision in Graham, discussed below, regarding whether the plaintiff’s claims are preempted. On March 8, 2016, the Florida Supreme Court accepted jurisdiction of the case. Briefing is underway.

On April 1, 2013, in Searcy v. R. J. Reynolds Tobacco Co. (U.S.D.C. M.D. Fla., filed 2008), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $6 million in compensatory damages; found the decedent 40% at fault, RJR Tobacco 30% at fault and the remaining defendant 30% at fault; and awarded $10 million in punitive damages against each defendant. The trial court later entered final judgment against RJR Tobacco in the amount of $6 million in compensatory damages and $10 million in punitive damages. In September 2013, the trial court granted the defendants’ motion for a new trial, or in the alternative, reduction or remittitur of the damages awarded to the extent it sought remittitur of the damages. The compensatory damage award was remitted to $1 million, and the punitive damage award was remitted to $1.67 million against each defendant. The plaintiff filed a notice of acceptance of remittitur in November 2013, and the trial court issued an amended final judgment. The defendants appealed to the Eleventh Circuit, and RJR Tobacco posted a supersedeas bond in the amount of approximately $2.2 million. Oral argument occurred on October 17, 2014, and a decision is pending.

On May 2, 2013, in David Cohen v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for the defendants on the intentional tort claims; awarded $2.06 million in compensatory damages; found the decedent 40% at fault, RJR Tobacco 30% at fault, Lorillard Tobacco 20% at fault and the remaining defendant 10% at fault; and did not reach the issue of entitlement to punitive damages. In May 2013, the trial court entered final judgment against RJR Tobacco in the amount of $617,000 and against Lorillard Tobacco in the amount of approximately $411,000. In July 2013, the court granted the defendants’ motion for a new trial due to the plaintiff’s improper arguments during closing. The new trial date has not been scheduled. The plaintiff filed a notice of appeal to the Fourth DCA, and the defendants filed a notice of cross appeal. Oral argument is scheduled for June 7, 2016.

On May 23, 2013, in Earl Graham v. R. J. Reynolds Tobacco Co. (U.S.D.C. M.D. Fla., filed 2008), a jury found for the plaintiff on the negligence and strict liability claims and for the defendants on the intentional tort claims; awarded $2.75 million in compensatory

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

damages; found the decedent 70% at fault, RJR Tobacco 20% at fault, and the remaining defendant 10% at fault, and did not reach the issue of entitlement to punitive damages. In May 2013, the trial court entered final judgment against RJR Tobacco in the amount of $550,000. The defendants appealed, and RJR Tobacco posted a supersedeas bond in the amount of approximately $556,000. On April 8, 2015, the Eleventh Circuit reversed and ordered entry of judgment for RJR Tobacco. The Eleventh Circuit held that federal law impliedly preempts claims for strict liability and negligence based on the defect and negligence findings from Engle. On January 21, 2016, the plaintiff’s motion for rehearing en banc was granted, and the panel’s decision was vacated. Briefing is underway. Oral argument is scheduled for June 21, 2016.

On June 4, 2013, in Starr-Blundell v. R. J. Reynolds Tobacco Co. (Cir. Ct. Duval County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for the defendants on the intentional tort claims; awarded $500,000 in compensatory damages; found the decedent 80% at fault, RJR Tobacco 10% at fault and the remaining defendant 10% at fault; and did not reach the issue of entitlement to punitive damages. In November 2013, the trial court entered final judgment in the amount of $50,000 against each defendant. The plaintiff appealed, and the defendants cross appealed. RJR Tobacco posted a supersedeas bond in the amount of $50,000 in December 2013. On May 29, 2015, the First DCA affirmed the final judgment of the trial court, per curiam. On June 29, 2015, the plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. On July 7, 2015, the Florida Supreme Court stayed the petition pending disposition of Soffer v. R. J. Reynolds Tobacco Co., described above. On April 4, 2016, the Florida Supreme Court entered an order to show cause why it should not accept jurisdiction and reverse the order being reviewed. The defendants filed a response to the order to show cause on April 19, 2016.

On June 14, 2013, in Skolnick v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for the defendants on the intentional tort claims; awarded $2.56 million in compensatory damages; found the decedent 40% at fault, RJR Tobacco 30% at fault and the remaining defendant 30% at fault; and did not reach the issue of entitlement to punitive damages. In July 2013, the trial court entered final judgment against RJR Tobacco in the amount of $766,500. The defendants appealed, and the plaintiff cross appealed. RJR Tobacco posted a supersedeas bond in the amount of $767,000 in March 2014. On July 15, 2015, the Fourth DCA set aside the judgment and ordered a partial new trial finding that the strict liability and negligence claims, on which the plaintiff had prevailed, were barred by a prior settlement entered into by the plaintiff in a separate action. The Fourth DCA also held that the plaintiff’s concealment and conspiracy claims, on which the defendants had prevailed, must be re-tried due to an erroneous jury instruction on the statute of repose. The new trial has not been scheduled.

On June 19, 2013, in Thibault v. R. J. Reynolds Tobacco Co. (Cir. Ct. Escambia County, Fla., filed 2008), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims, awarded $1.75 million in compensatory damages, found the decedent 30% at fault and RJR Tobacco 70% at fault, and found that the plaintiff was entitled to punitive damages. On June 21, 2013, the jury awarded $1.28 million in punitive damages. In June 2013, after determining that comparative fault did not apply to reduce the amount of the verdict, the trial court entered final judgment against RJR Tobacco in the amount of $3.03 million. RJR Tobacco appealed and posted a supersedeas bond in the amount of $3.03 million. On October 13, 2014, the First DCA affirmed the trial court’s judgment, per curiam. The First DCA also certified a conflict to the Florida Supreme Court with Hess v. Philip Morris USA, Inc., described above. On February 2, 2016, the Florida Supreme Court declined to accept jurisdiction of the case. The deadline to file a petition for writ of certiorari with the U.S. Supreme Court is May 2, 2016.

On September 20, 2013, in Gafney v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for the defendants on the intentional tort claims; awarded $5.8 million in compensatory damages; found the decedent 34% at fault, RJR Tobacco 33% at fault and Lorillard Tobacco 33% at fault, and did not reach the issue of entitlement to punitive damages. In September 2013, the trial court entered final judgment against RJR Tobacco in the amount of $1.9 million and against Lorillard Tobacco in the amount of $1.9 million. The defendants appealed to the Fourth DCA, and RJR Tobacco and Lorillard Tobacco each posted supersedeas bonds in the amount of $1.9 million. The plaintiff cross appealed. On March 23, 2016, the Fourth DCA reversed the judgment of the trial court and remanded for a new trial due to improper comments made to the jury during plaintiff’s counsel’s closing arguments. The new trial has not been scheduled.

On January 28, 2014, in Cheeley v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims, awarded $3 million in compensatory damages, found the decedent 50% at fault and RJR Tobacco 50% at fault, and found that the plaintiff was entitled to punitive damages. On January 31, 2014, the jury awarded $2 million in punitive damages. The trial court later entered final judgment against RJR Tobacco in the amount of $1.5 million in compensatory damages and $2 million in punitive damages. RJR Tobacco appealed and posted a supersedeas bond in the amount of $3.5 million. The plaintiff cross appealed. On January 28, 2016, the Fourth DCA affirmed the judgment of the trial court, per curiam. The deadline to file a petition for writ of certiorari with the U.S. Supreme Court is April 27, 2016.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On February 3, 2014, in Deshaies v. R. J. Reynolds Tobacco Co. (U.S.D.C. M.D. Fla., filed 2008), a jury found that the plaintiff was not addicted to cigarettes containing nicotine, which resulted in a verdict for RJR Tobacco. In February 2014, the trial court entered final judgment in RJR Tobacco’s favor. The plaintiff appealed to the Eleventh Circuit. Briefing is underway.

On February 27, 2014, in Banks v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for the defendants on the intentional tort claims; awarded $0 in compensatory damages; found the decedent 85% at fault, RJR Tobacco 15% at fault, and the remaining defendant 0% at fault; and did not reach the issue of entitlement to punitive damages. In May 2014, the trial court entered final judgment in favor of RJR Tobacco and the other defendant. The plaintiff appealed to the Fourth DCA, and the defendants cross appealed. Briefing is complete. Oral argument has not been scheduled.

On March 17, 2014, in Clayton v. R. J. Reynolds Tobacco Co. (Cir. Ct. Duval County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for RJR Tobacco on the intentional tort claims, awarded $600,000 in compensatory damages, found the decedent 90% at fault and RJR Tobacco 10% at fault, and found that the plaintiff was not entitled to punitive damages. In July 2014, the trial court entered final judgment against RJR Tobacco in the amount of $60,000 in compensatory damages, together with $163,469 in taxable costs, for a total of $223,469. RJR Tobacco appealed, posted a supersedeas bond in the amount of approximately $223,000, and the plaintiff cross appealed. On October 26, 2015, the First DCA affirmed the final judgment, per curiam. On November 25, 2015, the plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. The Florida Supreme Court stayed proceedings pending disposition of Soffer v. R. J. Reynolds Tobacco Co., described above. On April 4, 2016, the Florida Supreme Court entered an order to show cause why it should not accept jurisdiction and reverse the order being reviewed. RJR Tobacco filed a response to the order to show cause on April 19, 2016.

On March 26, 2014, in Bowden v. R. J. Reynolds Tobacco Co. (Cir. Ct. Duval County, Fla., filed 2008), a jury found for the plaintiff on the negligence and strict liability claims and for the defendants on the intentional tort claims; awarded $5 million in compensatory damages; found the decedent 40% at fault, RJR Tobacco 30% at fault and the remaining defendant 30% at fault; and did not reach the issue of entitlement to punitive damages. In March 2014, the trial court entered final judgment against each defendant in the amount of $1.5 million in compensatory damages. The defendants appealed, the plaintiff cross appealed and RJR Tobacco posted a supersedeas bond in the amount of $1.5 million. On February 2, 2016, the First DCA affirmed the judgment of the trial court, per curiam. The plaintiff has indicated that she may move to have the mandate lifted in light of Soffer, discussed above, and seek a new trial.

On May 15, 2014, in Burkhart v. R. J. Reynolds Tobacco Co. (U.S.D.C. M.D. Fla., filed 2008), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $5 million in compensatory damages; found the plaintiff 50% at fault, RJR Tobacco 25% at fault, Lorillard Tobacco 10% at fault and the remaining defendant 15% at fault; and found that the plaintiff was entitled to punitive damages. On May 16, 2014, the jury awarded punitive damages of $1.25 million against RJR Tobacco, $500,000 against Lorillard Tobacco, and $750,000 against the remaining defendant. In June 2014, the trial court entered final judgment without a reduction for comparative fault. The defendants appealed to the Eleventh Circuit. Oral argument occurred on September 29, 2015. A decision is pending.

On June 23, 2014, in Bakst v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2007), a case now known as Odom v. R. J. Reynolds Tobacco Co., a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims, awarded approximately $6 million in compensatory damages, found the decedent 25% at fault and RJR Tobacco 75% at fault, and found that the plaintiff was entitled to punitive damages. On June 23, 2014, the jury awarded $14 million in punitive damages. The trial court later entered final judgment against RJR Tobacco in the amount of $4.5 million in compensatory damages and $14 million in punitive damages. RJR Tobacco appealed to the Fourth DCA and posted a supersedeas bond in the amount of $5 million. Briefing is complete. Oral argument has not been scheduled.

On July 17, 2014, in Robinson v. R. J. Reynolds Tobacco Co. (Cir. Ct. Escambia County, Fla., filed 2008), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims, awarded $16.9 million in compensatory damages, found the decedent 29.5% at fault and RJR Tobacco 70.5% at fault, and found that the plaintiff was entitled to punitive damages. On July 18, 2014, the jury awarded $23.6 billion in punitive damages. In July 2014, the trial court entered partial judgment on compensatory damages against RJR Tobacco in the amount of $16.9 million. On January 27, 2015, the trial court remitted the punitive damages award to approximately $16.9 million. In February 2015, RJR Tobacco filed an objection to the remitted award of punitive damages and a demand for a new trial on damages. The trial court granted a new trial on the amount of punitive damages only. The new trial on punitive damages has been stayed pending RJR Tobacco’s appeal to the First DCA of the partial judgment of compensatory damages and of the order granting a new trial on the amount of punitive damages only. RJR Tobacco posted a supersedeas bond in the amount of $5 million. Briefing on the merits is complete. Oral argument is scheduled for May 24, 2016.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On July 31, 2014, in Harris v. R. J. Reynolds Tobacco Co. (U.S.D.C. M.D. Fla., filed 2008), a jury found for the plaintiff on the negligence and strict liability claims and for the defendants on the intentional tort claims; awarded $400,000 in compensatory damages for the wrongful death claim and $1.3 million in compensatory damages for the survival claim; allocated fault to the decedent (60% survival/70% wrongful death), RJR Tobacco (15% survival/10% wrongful death), Lorillard Tobacco (10% survival/10% wrongful death), and the remaining defendant (15% survival/10% wrongful death), and found that the plaintiff was not entitled to punitive damages. In December 2014, the trial court entered final judgment. Post-trial motions are pending, but in April 2015, the court stayed all post-trial proceedings pending resolution of the petition for en banc consideration in Graham v. R. J. Reynolds Tobacco Co., discussed above.

On August 27, 2014, in Wilcox v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2008), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims, awarded $7 million in compensatory damages, found the decedent 30% at fault and RJR Tobacco 70% at fault, and found that the plaintiff was entitled to punitive damages. On August 28, 2014, the jury awarded $8.5 million in punitive damages. In September 2014, final judgment was entered against RJR Tobacco in the amount of $4.9 million in compensatory damages and $8.5 million in punitive damages. RJR Tobacco appealed to the Third DCA and posted a supersedeas bond in the amount of $5 million. Oral argument is scheduled for July 6, 2016.

On August 27, 2014, in Hubbird v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2008), a jury found for the plaintiff on the negligence, strict liability, and intentional torts claims, awarded $3 million in compensatory damages, found the decedent 50% at fault and RJR Tobacco 50% at fault, and found that the plaintiff was entitled to punitive damages. On August 29, 2014, the jury awarded $25 million in punitive damages. The trial court later entered final judgment against RJR Tobacco in the amount of $28 million. RJR Tobacco appealed to the Third DCA and posted a supersedeas bond in the amount of $5 million. Oral argument is scheduled for May 16, 2016.

On August 28, 2014, in Irimi v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and certain intentional tort claims and for one or more defendants on certain intentional tort claims; awarded approximately $3.1 million in compensatory damages; found the decedent 70% at fault, RJR Tobacco 14.5% at fault, Lorillard Tobacco 14.5% at fault and the remaining defendant 1% at fault; and did not reach the issue of entitlement to punitive damages. The trial court entered final judgment against each of RJR Tobacco and Lorillard Tobacco in the amount of approximately $453,000 and against the remaining defendant in the amount of approximately $31,000. On January 29, 2015, the court granted the defendants’ motion for a new trial. The plaintiff appealed to the Fourth DCA, and the defendants cross appealed. Briefing is underway.

On October 10, 2014, in Lourie v. R. J. Reynolds Tobacco Co. (Cir. Ct. Hillsborough County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for the defendants on the intentional tort claims; awarded approximately $1.37 million in compensatory damages; found the decedent 63% at fault, RJR Tobacco 3% at fault, Lorillard Tobacco 7% at fault and the remaining defendant 27% at fault; and found that the plaintiff was not entitled to punitive damages. The trial court later entered final judgment. The defendants appealed to the Second DCA in November 2014. RJR Tobacco posted a supersedeas bond in the amount of approximately $41,000, and Lorillard Tobacco posted a supersedeas bond in the amount of $96,000. Oral argument occurred on March 16, 2016. A decision is pending.

On October 20, 2014, in Kerrivan v. R. J. Reynolds Tobacco Co. (U.S.D.C. M.D. Fla., filed 2008), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $15.8 million in compensatory damages; found the plaintiff 19% at fault, RJR Tobacco 31% at fault and the remaining defendant 50% at fault, and found that the plaintiff was entitled to punitive damages. On October 22, 2014, the jury awarded $9.6 million in punitive damages against RJR Tobacco and $15.7 million against the remaining defendant. In November 2014, the trial court entered final judgment. RJR Tobacco filed its post-trial motions on December 11, 2014. In May 2015, the trial court deferred briefing and directed the parties to notify the court when the mandate has been issued in Graham v. R. J. Reynolds Tobacco Co. or Searcy v. R. J. Reynolds Tobacco Co., described above.

On November 5, 2014, in Bishop v. R. J. Reynolds Tobacco Co. (Cir. Ct. Orange County, Fla., filed 2007), a jury found that the decedent was not a class member, which resulted in a verdict for the defendants, including RJR Tobacco. In November 2014, the trial court entered final judgment. The plaintiff appealed to the Fifth DCA, and the defendants cross appealed. Briefing is complete. Oral argument has not been scheduled.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On November 18, 2014, in Schleider v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2008), a jury found for the plaintiff on the negligence, strict liability, and certain intentional tort claims and for RJR Tobacco on certain intentional tort claims, awarded $21 million in compensatory damages, found the decedent 30% at fault and RJR Tobacco 70% at fault, and found that the plaintiff was not entitled to punitive damages. In June 2015, the trial court entered final judgment against RJR Tobacco in the amount of $14.7 million. RJR Tobacco appealed to the Third DCA and posted a supersedeas bond in the amount of $5 million. On September 1, 2015, RJR Tobacco moved to stay the appeal pending the decision by the Florida Supreme Court in Ciccone v. R. J. Reynolds Tobacco Co., described above, and that motion was granted on September 21, 2015. The plaintiff filed a motion to lift the stay on March 24, 2016. A decision is pending.

On November 21, 2014, in Perrotto v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for the defendants on the intentional tort claims; awarded $4.1 million in compensatory damages; found the decedent 49% at fault, RJR Tobacco 20% at fault, Lorillard Tobacco 6% at fault and the remaining defendant 25% at fault; and did not reach the issue of entitlement to punitive damages. Final judgment was entered against RJR Tobacco in the amount of approximately $818,000 and against Lorillard Tobacco in the amount of approximately $245,000, and in December 2014, the plaintiff and the defendants filed motions for a new trial. Decisions are pending.

On December 16, 2014, in Starbuck v. R. J. Reynolds Tobacco Co. (U.S.D.C. M.D. Fla., filed 2008), a jury, in a retrial following a mistrial, found that the plaintiff was not addicted to cigarettes containing nicotine, which resulted in a verdict for RJR Tobacco. In February 2015, the trial court entered final judgment. In May 2015, the trial court granted the plaintiff’s motion for a new trial, finding that the jury’s verdict on “addiction” was against the greater weight of the evidence. The new trial has not been scheduled.

On December 19, 2014, in Haliburton v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2008), a jury found that the plaintiff’s claims were time-barred, which resulted in a verdict for RJR Tobacco. On April 14, 2015, the trial court entered final judgment in favor of RJR Tobacco. The plaintiff appealed to the Fourth DCA, and RJR Tobacco cross appealed. Briefing is underway.

On January 29, 2015, in Ellen Gray v. R. J. Reynolds Tobacco Co.(U.S.D.C. M.D. Fla., filed 2008), a jury found for the plaintiff on the negligence and strict liability claims and for RJR Tobacco on the intentional tort claims, awarded $6 million in compensatory damages, and found the decedent 50% at fault and RJR Tobacco 50% at fault. Although the jury ignored an instruction on the verdict form and found that the plaintiff was entitled to punitive damages, there was no punitive damage award. In February 2015, the trial court entered final judgment against RJR Tobacco in the amount of $3 million. Post-trial motions are pending. On June 10, 2015, the court granted RJR Tobacco’s motion to stay the case pending resolution of the petition for en banc consideration in Graham v. R. J. Reynolds Tobacco Co., described above.

On February 10, 2015, in Hecht v. R. J. Reynolds Tobacco Co. (U.S.D.C. M.D. Fla., filed 2008), a jury found that the plaintiff’s claims were time-barred, which resulted in a verdict in favor of RJR Tobacco. Post-trial proceedings have been stayed until resolution of the petition for en banc consideration in Graham v. R. J. Reynolds Tobacco Co., described above. However, the trial court entered final judgment in favor of RJR Tobacco on January 7, 2016. On February 2, 2016, the plaintiff appealed to the Eleventh Circuit. Briefing is underway.

On February 11, 2015, in Sowers v. R. J. Reynolds Tobacco Co.(U.S.D.C. M.D. Fla., filed 2008), a jury found for the plaintiff on the negligence and strict liability claims and for RJR Tobacco on the intentional tort claims, awarded $4.25 million in compensatory damages, found the decedent 50% at fault and RJR Tobacco 50% at fault, and did not reach the issue of entitlement to punitive damages. On February 12, 2015, the trial court entered final judgment against RJR Tobacco in the amount of approximately $2.13 million. Post-trial motions are pending. On April 17, 2015, the court stayed post-trial proceedings until resolution of the petition for en banc consideration in Graham v. R. J. Reynolds Tobacco Co., described above.

On February 24, 2015, in Caprio v. R. J. Reynolds Tobacco Co. (Cir Ct. Broward County, Fla., filed 2007), a jury advised the trial court that it could not reach a unanimous verdict, but the trial court directed the jury to complete the verdict form on those individual verdict questions where there was unanimous agreement. In the partially completed verdict, the jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; found the plaintiff 40% at fault, RJR Tobacco 20% at fault, Lorillard Tobacco 10% at fault, and the remaining defendants 30% at fault; and awarded $559,000 in economic damages. The jury did not answer the verdict form questions relating to noneconomic damages and entitlement to punitive damages. In May 2015, the court denied the defendants’ motion for a mistrial and advised that it accepted the questions answered by the jurors as a partial verdict. A new trial will be held on the remaining issues, including comparative fault allocation. The defendants appealed to the Fourth DCA, and briefing is underway. On June 16, 2015, the plaintiff filed a motion to dismiss the appeal, which remains pending.

On February 26, 2015, in Zamboni v. R. J. Reynolds Tobacco Co. (U.S.D.C. M.D. Fla., filed 2008), a jury found for the plaintiff on the negligence and strict liability claims and for the defendants on the intentional tort claims; awarded the plaintiff $340,000 in

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

compensatory damages; found the decedent 60% at fault, RJR Tobacco 30% at fault and the remaining defendant 10% at fault; and did not reach the issue of entitlement to punitive damages. Post-trial motions are pending. The court stayed the case pending resolution of the petition for en banc consideration in Graham v. R. J. Reynolds Tobacco Co., discussed above.

On March 18, 2015, in Dion v. R. J. Reynolds Tobacco Co. (Cir. Ct. Sarasota County, Fla., filed 2007), the trial court declared a mistrial due to the jury’s inability to reach a unanimous verdict. Retrial began on April 25, 2016.

On March 23, 2015, in Pollari v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $10 million in compensatory damages; found the decedent 15% at fault, RJR Tobacco 42.5% at fault and the remaining defendant 42.5% at fault; and found that the plaintiff was entitled to punitive damages. On March 25, 2015, the jury awarded $1.5 million in punitive damages against each defendant. The trial court later entered final judgment against the defendants in the amount of $10 million in compensatory damages and, against each defendant, $1.5 million in punitive damages. On January 12, 2016, the trial court entered a second amended final judgment against RJR Tobacco that awarded $4.25 million in compensatory damages and $1.5 million in punitive damages. The defendants appealed to the Fourth DCA, and the plaintiff cross appealed. Briefing is underway.

On March 26, 2015, in Gore v. R. J. Reynolds Tobacco Co. (Cir. Ct. Indian River County, Fla., filed 2008), a jury, in a trial following a mistrial, found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $2 million in compensatory damages; found the decedent 54% at fault, RJR Tobacco 23% at fault and the remaining defendant 23% at fault; and found that the plaintiff was not entitled to punitive damages. In September 2015, the trial court entered final judgment against RJR Tobacco and the remaining defendant, each in the amount of $460,000. RJR Tobacco posted a supersedeas bond in the amount of $460,000 in September 2015, and in October 2015, the defendants appealed to the Fourth DCA, and the plaintiff cross appealed. Briefing is underway.

On April 17, 2015, in Ryan v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury in a retrial following a mistrial found for the plaintiff on the negligence, strict liability, and intentional tort claims, awarded $21.5 million in compensatory damages, found the plaintiff 35% at fault and RJR Tobacco 65% at fault, and found that the plaintiff was entitled to punitive damages. On April 21, 2015, the jury awarded $25 million in punitive damages. In May 2015, the trial court entered final judgment against RJR Tobacco in the amount of $21.5 million in compensatory damages and $25 million in punitive damages. On December 4, 2015, the trial court ruled that the judgment would be amended to reduce the compensatory damages award to reflect the jury’s allocation of fault to the smoker, but the trial court has not yet entered the amended final judgment or filed written orders denying the defendant’s post-trial motions.

On May 21, 2015, in Ethel Gray v. R. J. Reynolds Tobacco Co. (Cir. Ct. Escambia County, Fla., filed 2008), a jury found that the decedent was not addicted to cigarettes containing nicotine, which resulted in a verdict for RJR Tobacco. The parties filed a stipulation of dismissal with prejudice on February17, 2016. The court dismissed the case on February 23, 2016.

On June 18, 2015, in Hardin v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for RJR Tobacco on the intentional tort claims, awarded $776,000 in compensatory damages, found the decedent 87% at fault and RJR Tobacco 13% at fault, and found that the plaintiff was not entitled to punitive damages. In June 2015, the trial court entered final judgment against RJR Tobacco in the amount of $100,880. Post-trial motions were denied in January 2016. The plaintiff appealed to the Third DCA, and RJR Tobacco cross appealed. Briefing is underway.

On July 13, 2015, in McCoy v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $1.5 million in compensatory damages; found the decedent 35% at fault, RJR Tobacco 25% at fault, Lorillard Tobacco 20% at fault and the remaining defendant 20% at fault; and found that the plaintiff was entitled to punitive damages. On July 17, 2015, the jury awarded $3 million in punitive damages against each defendant. In August 2015, the trial court entered final judgment against RJR Tobacco, RJR Tobacco as successor-by-merger to Lorillard Tobacco, and the remaining defendant, jointly and severally, in the amount of $1.5 million in compensatory damages and, against each of them, $3 million in punitive damages. On January 4, 2016, the trial court entered an amended final judgment in the amount of $370,000 in compensatory damages and $3 million in punitive damages against RJR Tobacco, $300,000 in compensatory damages and $3 million in punitive damages against RJR Tobacco as successor-by-merger to Lorillard Tobacco, and $300,000 in compensatory damages and $3 million in punitive damages against the remaining defendant. RJR Tobacco appealed to the Fourth DCA and posted a supersedeas bond in the amount of approximately $3.35 million, and the plaintiff filed a notice of cross appeal. Briefing is underway.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On July 29, 2015, in Collar v. R. J. Reynolds Tobacco Co. (Cir. Ct. Indian River County, Fla., filed 2008), a jury found that the plaintiff was not a class member, which resulted in a verdict for the defendants, including RJR Tobacco. In September 2015, the trial court entered final judgment. The plaintiff appealed to the Fourth DCA, and the defendants cross appealed. Briefing is underway.

On August 6, 2015, in Block v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims, awarded approximately $1.03 million in compensatory damages, found the decedent 50% at fault and RJR Tobacco 50% at fault, and found that the plaintiff was entitled to punitive damages. On August 7, 2015, the jury awarded $800,000 in punitive damages. In September 2015, the trial court entered final judgment against RJR Tobacco in the amount of approximately $926,000 in compensatory damages and $800,000 in punitive damages. On December 9, 2015, the trial court granted RJR Tobacco’s motion to alter or amend the judgment in part in light of the Fourth DCA’s decision in Schoeff v. R. J. Reynolds Tobacco Co., described above, finding that the intentional tort exception in Section 768.81, Florida Statutes, does not apply to the fraud and conspiracy claims brought by Engle Progeny plaintiffs. As a result, an amended final judgment was entered in the amount of approximately $463,000 in compensatory damages and $800,000 in punitive damages. RJR Tobacco appealed and posted a supersedeas bond in the amount of approximately $1.3 million, and the plaintiff filed a notice of cross appeal to the Fourth DCA. Briefing is underway.

On September 1, 2015, in Lewis v. R. J. Reynolds Tobacco Co. (Cir. Ct. Volusia County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for RJR Tobacco on the intentional tort claims, awarded $750,000 in compensatory damages, found the decedent 75% at fault and RJR Tobacco 25% at fault, and found that the plaintiff was not entitled to punitive damages. Final judgment was entered against RJR Tobacco in the amount of $187,500 in March 2016. RJR Tobacco appealed to the Fifth DCA and posted a supersedeas bond in the amount of $187,500. Briefing is underway.

On September 8, 2015, in Cooper v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for the defendants on the intentional tort claims; awarded $4.5 million in compensatory damages; found the plaintiff 50% at fault, RJR Tobacco 40% at fault and the remaining defendant 10% at fault; and did not reach the issue of entitlement to punitive damages. Post-trial motions were denied on December 2, 2015. In February 2016, the trial court entered final judgment against RJR Tobacco in the amount of approximately $1.2 million. The defendants appealed to the Fourth DCA, and the plaintiff cross appealed. RJR Tobacco posted a supersedeas bond in the amount of approximately $1.2 million. Briefing is underway.

On September 10, 2015, in Duignan v. R. J. Reynolds Tobacco Co. (Cir. Ct. Pinellas County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $6 million in compensatory damages; found the decedent 33% at fault, RJR Tobacco 30% at fault, and the remaining defendant 37% at fault; and found that the plaintiff was entitled to punitive damages. On September 11, 2015, the jury awarded $2.5 million in punitive damages against RJR Tobacco and $3.5 million in punitive damages against the remaining defendant. The trial court later entered final judgment against RJR Tobacco and the remaining defendant in the amount of $6 million in compensatory damages and $2.5 million in punitive damages against RJR Tobacco and $3.5 million in punitive damages against the remaining defendant. The defendants appealed to the Second DCA, and RJR Tobacco posted a supersedeas bond in the amount of approximately $2.3 million. Briefing is underway.

On September 10, 2015, in O’Hara v. R. J. Reynolds Tobacco Co. (Cir. Ct. Escambia County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims, awarded $14.7 million in compensatory damages, found the decedent 15% at fault and RJR Tobacco 85% at fault, and found that the plaintiff was entitled to punitive damages. On September 11, 2015, the jury awarded $20 million in punitive damages. In September 2015, the trial court entered final judgment against RJR Tobacco in the amount of $14.7 million in compensatory damages and $20 million in punitive damages. RJR Tobacco appealed to the First DCA and posted a supersedeas bond in the amount of $5 million. Briefing is underway.

On September 22, 2015, in Suarez v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2008), a jury found that the decedent was not a class member, which resulted in a verdict for the defendants, including RJR Tobacco. In November 2015, the trial court entered final judgment. The plaintiff appealed to the Third DCA, and the defendants cross appealed. Briefing is underway.

On October 2, 2015, in Marchese v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $1 million in compensatory damages; found the decedent 55% at fault, RJR Tobacco 22.5% at fault, and the remaining defendant 22.5% at fault; and found that the plaintiff was entitled to punitive damages. On October 6, 2015, the jury awarded $250,000 in punitive damages against each defendant. Post-trial motions are pending. Final judgment has not been entered.

On October 5, 2015, in Gordon v. R. J. Reynolds Tobacco Co. (Cir. Ct. Charlotte County, Fla., filed 2008), a jury found for the plaintiff on the negligence and strict liability claims and for RJR Tobacco on the intentional tort claims, awarded $5,000 in compensatory damages, found the decedent 98% at fault and RJR Tobacco 2% at fault, and found that the plaintiff was not entitled to

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

punitive damages. The trial court entered final judgment against RJR Tobacco in the amount of $100. The plaintiff did not seek further review.

On October 26, 2015, in Robertson v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found that the decedent was not a class member, which resulted in a verdict for RJR Tobacco. On November 12, 2015, the trial court entered final judgment. The plaintiff did not seek further review.

On November 17, 2015, in Barbose v. R. J. Reynolds Tobacco Co. (Cir. Ct. Pasco County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $10 million in compensatory damages, found the decedent 15% at fault, RJR Tobacco 42.5% at fault and the remaining defendant 42.5% at fault; and found that the plaintiff was entitled to punitive damages. On November 18, 2015, the jury awarded $500,000 in punitive damages against each of RJR Tobacco and the other defendant. The defendants appealed to the Second DCA, and RJR Tobacco posted a supersedeas bond in the amount of $2.5 million. Briefing is underway.

On November 20, 2015, in Fanali v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2008), a jury found that cigarette smoking was not a legal cause of the decedent’s coronary artery disease and death, which resulted in a verdict for RJR Tobacco. On December 17, 2015, the trial court entered final judgment in favor of RJR Tobacco. The plaintiff appealed to the Fourth DCA, and RJR Tobacco cross appealed. Briefing is underway.

On November 23, 2015, in Shulman v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2007), a jury found that the plaintiff was not a class member, which resulted in a verdict for the defendants, including RJR Tobacco. In December 2015, the trial court entered final judgment. The plaintiff appealed to the Fourth DCA, and the defendants cross appealed. Briefing is underway.

On November 24, 2015, in Green v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2007), a jury found that the plaintiff does not have chronic obstructive pulmonary disease, which resulted in a verdict for RJR Tobacco. Post-trial motions were denied on March 23, 2016. Final judgment has not been entered.

On December 9, 2015, in Monroe v. R. J. Reynolds Tobacco Co. (Cir. Ct. Gadsden County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for RJR Tobacco on the intentional tort claims, awarded $11 million in compensatory damages, found the plaintiff 42% at fault and RJR Tobacco 58% at fault, and did not reach the issue of entitlement to punitive damages. On December 31, 2015, the trial court entered final judgment against RJR Tobacco in the amount of $6.38 million in compensatory damages. Post-trial motions were denied on March 30, 2016. The deadline for RJR Tobacco to file a notice of appeal is April 29, 2016.

On December 18, 2015, in Ledoux v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $10 million in compensatory damages; found the decedent 6% at fault, RJR Tobacco 47% at fault and the remaining defendant 47% at fault; and found that the plaintiff was entitled to punitive damages. On December 22, 2015, the jury awarded $12.5 million in punitive damages against each defendant. The trial court later entered final judgment against the defendants, jointly and severally, in the amount of $10 million in compensatory damages and, against each defendant, $12.5 million in punitive damages. Post-trial motions were denied in February 2016. The defendants appealed to the Third DCA and RJR Tobacco posted a supersedeas bond in the amount of $5 million. Briefing is underway.

On January 25, 2016, in Howles v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), the court declared a mistrial because the jury was unable to reach a unanimous verdict. A new trial date has not been scheduled.

On January 26, 2016, in Rounds v. R. J. Reynolds Tobacco Co. (Cir. Ct. Volusia County, Fla., filed 2007), a jury found that the decedent was not a class member, which resulted in a verdict for RJR Tobacco. On March 2, 2016, the trial court entered final judgment in favor of RJR Tobacco. The plaintiff did not seek further review.

On January 26, 2016, in Ewing v. R. J. Reynolds Tobacco Co. (Cir. Ct. Escambia County, Fla., filed 2008), a jury found for the plaintiff on the negligence and strict liability claims and for the defendants on the intentional tort claims; awarded $240,000 in compensatory damages; found the decedent 98% at fault, RJR Tobacco 2% at fault and the remaining defendant 0% at fault, and did not reach the issue of entitlement to punitive damages. Post-trial motions were denied on February 25, 2016. Final judgment has not been entered.

On February 5, 2016, in McCall v. Philip Morris USA Inc. (Cir. Ct. Broward County, Fla., filed 2007), RJR Tobacco was dismissed during jury selection. Trial continued against the remaining defendant.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On February 12, 2016, in Ahrens v. R. J. Reynolds Tobacco Co. (Cir. Ct. Pinellas County, Fla., filed 2008), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $9 million in compensatory damages; found the decedent 32% at fault, RJR Tobacco 44% at fault, and the remaining defendant 24% at fault; and found that the plaintiff was entitled to punitive damages. On February 13, 2016, the jury awarded $2.5 million in punitive damages against each defendant. In February 2016, the trial court entered final judgment. Post-trial motions were denied on March 31, 2016. On April 11, 2016, RJR Tobacco appealed to the Second DCA. Briefing is underway.

On February 22, 2016, in Elizabeth Smith v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2007), a jury found that the decedent was not a class member, which resulted in a verdict for the defendants, including RJR Tobacco. The plaintiff filed a motion for a new trial on March 3, 2016. A decision is pending.

On March 8, 2016, in Gamble v. R. J. Reynolds Tobacco Co. (Cir. Ct. Duval County, Fla., filed 2008), a jury found for the plaintiff on class membership, but found for RJR Tobacco on addiction causation, which resulted in a verdict for RJR Tobacco. Post-trial motions are pending.

On March 24, 2016, in Redburn v. R. J. Reynolds Tobacco Co. (Cir. Ct. Duval County, Fla., filed 2008), the court declared a mistrial after RJR Tobacco filed a motion based on the Florida Supreme Court issuing its opinion in Ciccone, described above. A new trial date has not been scheduled.

On March 29, 2016, in Snow v. R. J. Reynolds Tobacco Co. (Cir. Ct. Orange County, Fla., filed 2008), the court declared a mistrial during jury selection. A new trial date has not been scheduled.

On April 7, 2016, in Davis v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2008), a jury found for the plaintiff on class membership, but found for RJR Tobacco on addiction causation, which resulted in a verdict for RJR Tobacco.

On April 12, 2016, in Dupre v. R. J. Reynolds Tobacco Co. (Cir. Ct. Manatee County, Fla., filed 2007), a jury found that cigarette smoking was not a legal cause of the decedent’s coronary heart disease and death, which resulted in a verdict for RJR Tobacco.

Broin II Cases

Broin v. Philip Morris, Inc. (Cir. Ct. Miami-Dade County, Fla., filed 1991), was a class action brought on behalf of flight attendants alleged to have suffered from diseases or ailments caused by exposure to ETS in airplane cabins. In October 1997, RJR Tobacco, Lorillard Tobacco, B&W and other cigarette manufacturer defendants settled Broin, agreeing to pay a total of $300 million in three annual $100 million installments, allocated among the companies by market share, to fund research on the early detection and cure of diseases associated with tobacco smoke. It also required those companies to pay a total of $49 million for the plaintiffs’ counsel’s fees and expenses. RJR Tobacco’s portion of these payments was approximately $86 million; Lorillard Tobacco’s was approximately $57 million; and B&W’s was approximately $31 million. The settlement agreement, among other things, limits the types of claims class members may bring and eliminates claims for punitive damages. The settlement agreement also provides that, in individual cases by class members that are referred to as Broin II lawsuits, the defendant will bear the burden of proof with respect to whether ETS can cause certain specifically enumerated diseases, referred to as “general causation.” With respect to all other liability issues, including whether an individual plaintiff’s disease was caused by his or her exposure to ETS in airplane cabins, referred to as “specific causation,” individual plaintiffs will bear the burden of proof. On September 7, 1999, the Florida Supreme Court approved the settlement.

As of March 31, 2016, there were 2,488 Broin II lawsuits pending in Florida. There have been no Broin II trials since 2007.

Class-Action Suits

Overview. As of March 31, 2016, 21 class-action cases, excluding the shareholder cases described below, were pending in the United States against Reynolds Defendants. These class actions seek recovery for personal injuries allegedly caused by cigarette smoking or, in some cases, for economic damages allegedly incurred by cigarette or e-cigarette purchasers.

In 1996, the Fifth Circuit Court of Appeals in Castano v. American Tobacco Co. overturned the certification of a nation-wide class of persons whose claims related to alleged addiction to tobacco products, finding that the district court failed to properly assess variations in the governing state laws and whether common issues predominated over individual issues. Since the Fifth Circuit’s ruling in Castano, few smoker class-action complaints have been certified or, if certified, have survived on appeal. Eighteen federal courts, including two courts of appeals, and most state courts that have considered the issue have rejected class certification in such cases. Apart from Castano, only two smoker class actions have been certified by a federal court – In re Simon (II) Litigation and Schwab

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

[McLaughlin] v. Philip Morris USA Inc., both of which were filed in the U.S. District Court for the Eastern District of New York and were later decertified.

Class-action suits based on claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS, or claims that seek primarily economic damages are pending against RJR Tobacco, Lorillard Tobacco, or their affiliates or indemnitees in state or federal courts in California, the District of Columbia, Florida, Illinois, Louisiana, Missouri, New Mexico, New York, and West Virginia. All pending class-action cases are discussed below.

The pending class actions against RJR Tobacco or its affiliates or indemnitees include four cases alleging that the use of the term “lights” constitutes unfair and deceptive trade practices under state law or violates federal RICO. Such suits are pending in state courts in Illinois and Missouri and are discussed below under “— ‘Lights’ Cases.”

E-cigarette class-action cases are pending against RJR Vapor, RAI, and other RAI affiliates in California state and federal courts. In general, the plaintiffs allege that RJR Vapor, Lorillard Tobacco, and other RAI affiliates made false and misleading claims that e-cigarettes are less hazardous than other cigarette products or failed to disclose that e-cigarettes expose users to certain substances. The cases are typically filed pursuant to state consumer protection and related statutes and seek recovery of economic damages and are discussed below under “—E-Cigarette Cases.”

Several class actions relating to claims in advertising and promotional materials for SFNTC’s NATURAL AMERICAN SPIRIT brand cigarettes are pending in federal courts. In general, these plaintiffs allege that use of the words “natural,” “additive-free,” or “organic” in NATURAL AMERICAN SPIRIT advertising and promotional materials suggests that those cigarettes are less harmful than other cigarettes and, for that reason, violated state consumer protection statutes or amounted to fraud or a negligent or intentional misrepresentation. These cases are discussed below under “—No Additive/Natural Claim Cases.”

Additional class actions relating to either (1) RJR Tobacco’s discontinuation of the “Camel Cash” promotion in 2007 or (2) alleged personal injuries purportedly caused by use of cigarettes or exposure to ETS are pending. These cases are discussed below under “— Camel Cash Cases” and “— Other Class Actions.”

Finally, certain third-party payers have filed health-care cost recovery actions in the form of class actions. These cases are discussed separately below under “— Health-Care Cost Recovery Cases.”

“Lights” Cases.

As noted above, four “lights” class-action cases are pending against RJR Tobacco or B&W, two in Illinois state court and two in Missouri state court. The classes in these cases generally seek to recover compensatory and punitive damages, injunctive and other forms of relief, and attorneys’ fees and costs from RJR Tobacco and/or B&W. In general, the plaintiffs allege that RJR Tobacco or B&W made false and misleading claims that “lights” cigarettes were lower in tar and nicotine and/or were less hazardous or less mutagenic than other cigarettes. The cases typically are filed pursuant to state consumer protection and related statutes.

The seminal “lights” class-action case is Price v. Philip Morris, Inc. (Cir. Ct. Madison County, Ill., filed 2000), an action filed against the predecessor of Philip Morris USA Inc., referred to as Philip Morris. In March 2003, the trial court entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages. In December 2005, the Illinois Supreme Court issued an opinion reversing and remanding with instructions to dismiss the case. On December 5, 2006, the Illinois Supreme Court issued its mandate, and the trial court entered a judgment of dismissal later in December 2006. In multiple filings since December 2008, the Price plaintiffs have argued that the U.S. Supreme Court’s decision in Good v. Altria Group, Inc. rejected the basis upon which the Illinois Supreme Court had reversed the Price trial court’s 2003 judgment and, on that basis, have attempted to reinstate that judgment. In April 2014, the intermediate appellate court reinstated the trial court’s 2003 judgment. In November 2015, the Illinois Supreme Court (1) vacated the lower courts’ judgments, (2) dismissed the case without prejudice to allow the plaintiffs to file a motion to have the Illinois Supreme Court recall its December 5, 2006, mandate that had reversed the trial court’s 2003 judgment, and (3) directed entry of a judgment of dismissal. The plaintiffs then moved in the Illinois Supreme Court to have that court recall its December 5, 2006 mandate. On January 11, 2016, the Illinois Supreme Court denied the plaintiffs’ motion. The plaintiffs filed a petition for writ of certiorari with the U.S. Supreme Court on January 22, 2016. A decision is pending.

In Turner v. R. J. Reynolds Tobacco Co. (Cir. Ct. Madison County, Ill., filed 2000), the trial court certified a class of purchasers of RJR Tobacco “lights” cigarettes in November 2001. In November 2003, the Illinois Supreme Court granted RJR Tobacco’s motion for a stay pending the court’s final appeal decision in the Price case described above. The stay subsequently expired, and the court accordingly scheduled a series of status conferences, all of which were continued by agreement of the parties. The next status conference is scheduled for May 28, 2016.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In Howard v. Brown & Williamson Tobacco Corp. (Cir. Ct. Madison County, Ill., filed 2000), the trial court certified a class of purchasers of B&W “lights” cigarettes in December 2001. In June 2003, the trial judge issued an order staying all proceedings pending resolution of the Price case described above. In August 2005, the Illinois Fifth District Court of Appeals affirmed the Circuit Court’s stay order. There is currently no activity in the case.

In Collora v. R. J. Reynolds Tobacco Co. (Cir. Ct. City of St. Louis, Mo., filed 2000), the trial court certified a class of purchasers of RJR Tobacco “lights” cigarettes in December 2003. A status conference is scheduled for June 13, 2016.

In Black v. Brown & Williamson Tobacco Corp. (Cir. Ct. City of St. Louis, Mo., filed 2000), a putative class action filed on behalf of a class of purchasers of B&W “lights” cigarettes, a status conference is scheduled for June 13, 2016.

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

E-Cigarette Cases.

In In re Fontem US, Inc. Consumer Class Action Litig. (U.S.D.C. C.D. Cal., filed 2015), the plaintiffs brought a class action against RAI, Lorillard, another RAI affiliate, and two other defendants on behalf of putative classes of California, New York, and Illinois purchasers of blu brand e-cigarettes. This action results from the consolidation of two actions – Diek v. Lorillard Tobacco Co. and Whitney v. ITG Brands, LLC. The plaintiffs allege that certain advertising, marketing and packaging materials for blu brand e-cigarettes made deceptive claims, omitted material information, or failed to contain required disclosures. On behalf of one or more of the classes, the plaintiffs seek injunctive relief, equitable relief, and compensatory and punitive damages under California Civil Code §1,750 et seq., California Business & Professions Code §17,200 et seq., California Business and Professions Code §17,500 et seq., New York General Business Law § 349, and Illinois Consumer Fraud And Deceptive Business Practices Act § 505/1 et seq. Pursuant to the terms of the asset purchase agreement relating to the Divestiture, RAI tendered the defense of the now-consolidated Diek and Whitney actions to, and sought indemnification for those actions from, Imperial Sub. Pursuant to the terms and conditions of the asset purchase agreement relating to the Divestiture, Imperial Sub agreed to defend and indemnify RAI and its affiliates. On February 22, 2016, the defendants filed a motion to dismiss, and briefing on that motion is complete. A hearing on the motion is scheduled for April 22, 2016.

In Harris v. R. J. Reynolds Vapor Co. (U.S.D.C. N.D. Cal., filed 2015), the plaintiff brought a class action against RJR Vapor on behalf of a putative class of purchasers of VUSE e-cigarettes. The plaintiff alleges that RJR Vapor failed to advise users that they potentially could be exposed to formaldehyde and acetaldehyde. The plaintiff asserts failure to warn claims under California’s Proposition 65, as well as California Business & Professions Code § 17,200 et seq. and California Civil Code § 1,750 et seq. and seeks declaratory relief, restitution, disgorgement, injunctive relief and damages. RJR Vapor moved to dismiss contending, among other things, that plaintiff’s action was governed in its entirety by Proposition 65 and that the plaintiff failed to give the 60-day pre-suit notice required by Proposition 65, requiring that the entire case be dismissed with prejudice. The motion to dismiss was argued on March 2, 2016. A decision is pending.

In Center for Environmental Health v. NJoy, Inc., (Super. Ct. Alameda County, Cal., filed 2015), the plaintiff brought an action against RJR Vapor and several other e-cigarette manufacturers asserting a violations of Proposition 65 for not disclosing that electronic cigarettes, including VUSE, allegedly expose consumers to formaldehyde and acetaldehyde. The plaintiff seeks civil penalties, injunctive relief, attorneys’ fees, and costs. RJR Vapor filed an answer on December 29, 2015, and a case management conference is scheduled for July 2016.

No Additive/Natural Claim Cases.

Following the FDA’s August 27, 2015, warning letter to SFNTC relating to the use of the words “natural” and “additive-free” in the labeling, advertising and promotional materials for NATURAL AMERICAN SPIRIT brand cigarettes, plaintiffs purporting to bring claims on behalf of themselves and others have filed putative nationwide and/or state-specific class actions against SFNTC and, in some instances, RAI. A total of 13 such actions have been filed in eight U.S. district courts. Each of these cases is discussed below. In various combinations, plaintiffs in these cases generally allege violations of state deceptive and unfair trade practice statutes, and claim state common law fraud, negligent misrepresentation, and unjust enrichment based on the use of descriptors such as “natural,” “organic” and “100% additive-free” in the marketing and advertising of NATURAL AMERICAN SPIRIT brand cigarettes. The actions seek various categories of recovery, including economic damages, injunctive relief (including medical monitoring and cessation programs), interest, restitution, disgorgement, treble and punitive damages, and attorneys’ fees and costs. On January 6, 2016, the plaintiffs in one of these actions filed a motion before the U.S. Judicial Panel on Multidistrict Litigation (“JPML”) to

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

consolidate these actions before one district court for pretrial purposes. On April 11, 2016, the JPML ordered that these cases be consolidated for pretrial purposes before Judge James O. Browning in the District Court of New Mexico. As of April 20, 2016, jurisdiction in each case has been transferred to the District Court of New Mexico. The plaintiffs and SFNTC have filed a joint motion suspending all deadlines in the individual cases until new dates are set at the initial scheduling conference by Judge Browning.

Sproule v. Santa Fe Natural Tobacco Co., Inc. (U.S.D.C. S.D. Fla., filed 2015), is an action against SFNTC and RAI on behalf of a putative nationwide class of purchasers of Natural American Spirit brand cigarettes.

Brattain v. Santa Fe Natural Tobacco Co., Inc. (U.S.D.C. N.D. Cal., filed 2015), is an action against SFNTC and RAI on behalf of a putative class of California purchasers of Natural American Spirit brand cigarettes.

Rothman v. Santa Fe Natural Tobacco Co., Inc. (U.S.D.C. S.D.N.Y., filed 2015), is an action against SFNTC and RAI on behalf of a putative class of New York purchasers of NATURAL AMERICAN SPIRIT brand cigarettes.

Dunn v. Santa Fe Natural Tobacco Co., Inc. (U.S.D.C. D.N.M., filed 2015), is an action against SFNTC on behalf of a putative nationwide class (and Minnesota subclass) of purchasers of NATURAL AMERICAN SPIRIT brand cigarettes.

Haksal v. Santa Fe Natural Tobacco Co. Inc. (U.S.D.C. D.N.M, filed 2015), is an action against SFNTC and RAI on behalf of a putative nationwide class (and California, Illinois, Minnesota, and New Mexico subclasses) of purchasers of NATURAL AMERICAN SPIRIT brand cigarettes.

Cuebas v. Santa Fe Natural Tobacco Co. Inc. (U.S.D.C. S.D.N.Y., filed 2016), is an action against SFNTC and RAI on behalf of a putative nationwide class (and New York subclass) of purchasers of NATURAL AMERICAN SPIRIT brand cigarettes.

Okstad v. Santa Fe Natural Tobacco Co. Inc. (U.S.D.C. M.D. Fla., filed 2016), is an action against SFNTC and RAI on behalf of a putative nationwide class and sixteen putative state-based subclasses (Alabama, California, Colorado, Florida, Georgia, Iowa, Illinois, Maryland, Maine, North Carolina, New Jersey, Ohio, Oregon, Pennsylvania, Texas and Wisconsin subclasses) of purchasers of NATURAL AMERICAN SPIRIT brand cigarettes.

Ruggiero v. Santa Fe Natural Tobacco Co., Inc. (U.S.D.C. D.D.C., filed 2016), is an action against SFNTC and RAI on behalf of a putative nationwide class (and Maryland subclass) of purchasers of NATURAL AMERICAN SPIRIT brand cigarettes.

Waldo v. Santa Fe Natural Tobacco Co., Inc. (U.S.D.C. M.D. Fla., filed 2016), is an action against SFNTC and RAI on behalf of a putative nationwide class (and Florida subclass) of purchasers of NATURAL AMERICAN SPIRIT brand cigarettes.

Grandison v. Santa Fe Natural Tobacco Co., Inc. (U.S.D.C. E.D.N.Y., filed 2016), is an action against SFNTC and RAI on behalf of a putative nationwide class (and California, Florida and New York subclasses) of purchasers of NATURAL AMERICAN SPIRIT brand cigarettes.

Gudmundson v. Santa Fe Natural Tobacco Co., Inc. (U.S.D.C. V.I., filed 2016), is an action against SFNTC and RAI on behalf of a putative class of U.S. Virgin Islands purchasers of NATURAL AMERICAN SPIRIT brand cigarettes.

LeCompte v. Santa Fe Natural Tobacco Co., Inc. (U.S.D.C. D.N.M., filed 2016), is an action against SFNTC and RAI on behalf of a putative class of California purchasers of NATURAL AMERICAN SPIRIT brand cigarettes.

White v. Santa Fe Natural Tobacco Co., Inc. (U.S.D.C. D.N.M., filed 2016), is an action against SFNTC on behalf of a putative nationwide class of purchasers of NATURAL AMERICAN SPIRIT brand cigarettes.

Camel Cash Cases.

Sateriale v. R. J. Reynolds Tobacco Co. (U.S.D.C. C.D. Cal., filed 2009), is a class action against RJR Tobacco on behalf of a putative class of persons who were unable to redeem “Camel Cash” after termination of the “Camel Cash” series of promotions for RJR Tobacco’s CAMEL brand cigarettes in 2007. The plaintiffs asserted claims based on the California Unfair Competition Law, the California Consumer Legal Remedies Law, breach of contract and promissory estoppel, and the plaintiffs sought injunctive relief, actual damages, costs and expenses. In December 2010, the district court granted RJR Tobacco’s motion to dismiss with prejudice and entered final judgment. In July 2012, the U.S. Court of Appeals for the Ninth Circuit, referred to as the Ninth Circuit, affirmed the dismissal of the plaintiffs’ claims under the California Unfair Competition Law and the California Consumer Legal Remedies Acts and reversed the dismissal of the plaintiffs’ claims for promissory estoppel and breach of contract. On December 19, 2014, the district

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

court declined to certify a national class, found that the plaintiffs’ promissory estoppel claim could not be tried on a class basis, and, on the plaintiffs’ breach of contract claim, certified a class of “all persons in California who, as adult smokers, were assigned registration numbers by RJR Tobacco, collected C-Notes, and held C-Notes as of October 1, 2006.” The parties later agreed to a settlement under which RJR Tobacco would make available non-tobacco merchandise to class members for Camel Cash that they held on October 1, 2006, and pay plaintiffs’ counsel $4.75 million in fees and costs. On January 19, 2016, the court granted its preliminary approval order for the settlement. A fairness hearing will be held by the court on May 2, 2016.

Feinman v. R. J. Reynolds Tobacco Co. (U.S.D.C. S.D.N.Y., filed 2015), is a class action against RJR Tobacco on behalf of a putative class of persons who resided in New York, Iowa or South Dakota as of October 1, 2006, and as adult smokers, purchased Camel-brand filtered cigarettes along with C-Notes, collected C-Notes and held C-Notes as of October 1, 2006. The plaintiff alleges breach of contract claims based on the termination of the “Camel Cash” series of promotions by RJR Tobacco’s Camel cigarettes in 2007 and seek actual damages, cost, expenses, and attorneys’ fees. On January 16, 2016, the court conditionally approved the parties’ settlement agreement and dismissal of the case subject to the court in Sateriale granting its final approval of that settlement agreement.

Other Class Actions.

In Young v. American Tobacco Co., Inc. (Cir. Ct. Orleans Parish, La., filed 1997), the plaintiff brought a class action against U.S. cigarette manufacturers, including RJR Tobacco and B&W, and parent companies of U.S. cigarette manufacturers, including RJR, on behalf of a putative class of Louisiana residents who, though not themselves cigarette smokers, allegedly suffered injury as a result of exposure to ETS from cigarettes manufactured by defendants. The plaintiffs seek to recover an unspecified amount of compensatory and punitive damages. In March 2016, the court entered an order staying the case, including all discovery, pending the completion of the smoking cessation program ordered by the court in Scott v. The American Tobacco Co.

In Parsons v. A C & S, Inc. (Cir. Ct. Ohio County, W. Va., filed 1998), the plaintiff brought a class action against asbestos manufacturers, U.S. cigarette manufacturers, including RJR Tobacco, B&W, Lorillard Tobacco, and parent companies of U.S. cigarette manufacturers, including RJR and Lorillard, on behalf of a putative class of persons who allegedly have personal injury claims arising from their exposure to respirable asbestos fibers and cigarette smoke. The plaintiff seeks to recover $1 million in compensatory and punitive damages individually for her purported injuries and an unspecified amount for the class in compensatory and punitive damages. In December 2000, three defendants, Nitral Liquidators, Inc., Desseaux Corporation of North America and Armstrong World Industries, filed bankruptcy petitions in the U.S. Bankruptcy Court for the District of Delaware, In re Armstrong World Industries, Inc. Pursuant to section 362(a) of the Bankruptcy Code, Parsons is automatically stayed with respect to all defendants who filed for bankruptcy. The case remains pending against the other defendants, including RJR Tobacco and Lorillard Tobacco, but it has long been dormant.

In Jones v. American Tobacco Co., Inc. (Cir. Ct., Jackson County, Mo., filed 1998), the plaintiff filed a class action against the major U.S. cigarette manufacturers, including RJR Tobacco, B&W, Lorillard Tobacco, and parent companies of U.S. cigarette manufacturers, including RJR and Lorillard, on behalf of a putative class of Missouri tobacco product users and purchasers who allegedly became addicted to nicotine. The plaintiffs seek an unspecified amount of compensatory and punitive damages. There is currently no activity in this case.

Filter Cases

Claims have been brought against Lorillard Tobacco and Lorillard by individuals who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by a predecessor to Lorillard Tobacco for a limited period of time ending more than 50 years ago. As of March 31, 2016, Lorillard Tobacco and/or Lorillard was a defendant in 61 Filter Cases. Since January 1, 2013, Lorillard Tobacco has paid, or has reached agreement to pay, a total of approximately $42.4 million in settlements to resolve 148 claims asserted in Filter Cases.

Pursuant to the terms of a 1952 agreement between P. Lorillard Company and H&V Specialties Co., Inc. (the manufacturer of the filter material), Lorillard Tobacco is required to indemnify Hollingsworth & Vose for legal fees, expenses, judgments and resolutions in cases and claims alleging injury from finished products sold by P. Lorillard Company that contained the filter material.

On September 13, 2013, the jury in a Filter Case, DeLisle v. A. W. Chesterton Co. (Cir. Ct. Broward County, Fla., filed 2012), found for the plaintiff on the negligence and strict liability claims; awarded the plaintiffs $8 million in compensatory damages; and found Lorillard Tobacco 22% at fault, Hollingsworth & Vose 22% at fault, and the other defendants 56% at fault. Punitive damages were not at issue. On November 6, 2013, the trial court entered final judgment against Lorillard Tobacco in the amount of $3.52 million. Lorillard Tobacco appealed to the Fourth DCA. Oral argument occurred on February 16, 2016. A decision is pending.

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

As of March 31, 2016, two health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, Lorillard Tobacco, or all three, as discussed below after the discussion of the State Settlement Agreements. A limited number of claimants have filed suit against RJR Tobacco, one of its affiliates, and other tobacco industry defendants to recover funds for health care, medical and other assistance paid by foreign provincial governments in treating their citizens. For additional information on these cases, see “— International Cases” below.

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

Set forth below is the unadjusted tobacco industry settlement payment schedule (in millions) for 2014 and beyond:

	2014	2015	2016 and thereafter
First Four States’ Settlements:(1)
Mississippi Annual Payment	$136	$136	$136
Florida Annual Payment	440	440	440
Texas Annual Payment	580	580	580
Minnesota Annual Payment	204	204	204
Master Settlement Agreement:
Annual Payments(1)	8,004	8,004	8,004
Total	$9,364	$9,364	$9,364

(1)

Subject to adjustments for changes in sales volume, inflation, operating profit and other factors. All payments are to be allocated among the companies on the basis of relative market share.  For further information, see “— State Settlement Agreements — Enforcement and Validity; Adjustments” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

RAI’s operating subsidiaries expenses and payments under the State Settlement Agreements for 2014 and 2015 and the projected expenses and payments for 2016 and beyond (in millions) are set forth below (2).

	2014	2015	2016	2017	2018	2019 and thereafter
Settlement expenses	$1,917	$2,403			—	—
Settlement cash payments	$1,985	$2,166			—	—
Projected settlement expenses			$>2,800	$>3,100	$>3,300	$>3,300
Projected settlement cash payments			$>3,100	$>2,800	$>3,100	$>3,300

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

U.S. Department of Justice Case.

In United States v. Philip Morris USA Inc. (U.S.D.C. D.D.C., filed 1999), the U.S. Department of Justice brought an action against RJR Tobacco, B&W, Lorillard Tobacco and other tobacco companies seeking (1) recovery of federal funds expended in providing health care to smokers who developed alleged smoking-related diseases pursuant to the Medical Care Recovery Act and Medicare Secondary Payer provisions of the Social Security Act and (2) equitable relief under the civil provisions of RICO, including disgorgement of roughly $280 billion in profits the government contended were earned as a consequence of a purported racketeering “enterprise.” In September 2000, the district court dismissed the government’s Medical Care Recovery Act and Medicare Secondary Payer claims. In February 2005, the U.S. Court of Appeals for the D.C. Circuit, referred to as the D.C. Circuit, ruled that disgorgement was not an available remedy.

On August 17, 2006, after a non-jury bench trial, the district court found certain defendants, including RJR Tobacco, B&W and Lorillard Tobacco had violated RICO, but did not impose any direct financial penalties. The district court instead enjoined RJR Tobacco, Lorillard Tobacco and the other defendants from committing future racketeering acts, participating in certain trade organizations, making misrepresentations concerning smoking and health and youth marketing, and using certain brand descriptors such as “low tar,” “light,” “ultra light,” “mild” and “natural.” The district court also ordered RJR Tobacco, Lorillard Tobacco and the other defendants to issue “corrective communications” on five subjects, including smoking and health and addiction, and to comply with further undertakings, including maintaining web sites of historical corporate documents and disseminating certain marketing information on a confidential basis to the government. In addition, the district court placed restrictions on the defendants’ ability to dispose of certain assets for use in the United States, unless the transferee agrees to abide by the terms of the district court’s order, and ordered certain defendants to reimburse the U.S. Department of Justice its taxable costs incurred in connection with the case.

Defendants, including RJR Tobacco, B&W, and Lorillard Tobacco, appealed, the government cross appealed, and the defendants moved in the district court for clarification and a stay pending appeal. After the district court denied the defendants’ motion to stay, the D.C. Circuit granted a stay in October 2006.

The district court then granted the motion for clarification in part and denied it in part. With respect to the meaning and applicability of the general injunctive relief of the August 2006 order, the district court denied the motion for clarification. With respect to the request for clarification as to the scope of the provisions in the order prohibiting the use of descriptors and requiring corrective statements at retail point of sale, the district court granted the motion and also ruled that the provisions prohibiting the use of express or implied health messages or descriptors do apply to the actions of the defendants taken outside of the United States.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In May 2009, the D.C. Circuit largely affirmed both the finding of liability against the tobacco defendants and the remedial order, including the denial of additional remedies, but vacated the order and remanded for further proceedings as to the following four discrete issues:

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

In June 2010, the U.S. Supreme Court denied all parties’ petitions for writ of certiorari.

Post-remand proceedings are underway. On December 22, 2010, the district court dismissed B&W from the litigation. In November 2012, the trial court entered an order setting forth the text of the corrective statements and directed the parties to engage in discussions with the Special Master to implement them. After extensive mediation led the parties to an implementation agreement, the district court entered an implementation order on June 2, 2014. The defendants filed a consolidated appeal challenging both the content of the court-ordered statements and the requirement that those statements be published in redundant media. On May 22, 2015, the D.C. Circuit reversed the corrective statements order in part, affirmed in part, and remanded to the district court for further proceedings. On October 1, 2015, the district court ordered the parties to propose new corrective-statements preambles. On February 8, 2016, the district court entered an order adopting the government’s proposed corrective-statements preamble. The parties then mediated, per the district court’s order, changes to the implementation order necessitated by the new preamble. On April 19, 2016, the district court accepted the parties’ mediated agreement on implementation and entered a superseding consent order with respect to implementation. The superseding consent order stays implementation of the corrective statements until the exhaustion of appeals from the orders establishing the text of those statements and governing implementation details. On April 7, 2016, the defendants and the post-judgment parties regarding remedies noticed an appeal to the D.C. Circuit from the order adopting the government’s proposed corrective-statement preambles. The defendants and post-judgment parties regarding remedies will notice an appeal from the superseding consent order and will seek to consolidate it with the pending corrective-statements appeals. Additionally, RJR Tobacco has a separate appeal pending before the D.C. Circuit challenging the district court’s May 28, 2015, order requiring RJR Tobacco to televise an additional set of corrective statements on behalf of B&W. In light of the corrective-statements implementation requirements, $20 million has been accrued for the estimated costs of the corrective communications and is included in the condensed consolidated balance sheet (unaudited) as of March 31, 2016.

Native American Tribe Case.

As of December 31, 2015, one Native American tribe case was pending before a tribal court against RJR Tobacco, B&W and Lorillard Tobacco, Crow Creek Sioux Tribe v. American Tobacco Co. (Tribal Ct., Crow Creek Sioux, S.D., filed 1997). The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant.

International Cases.

Each of the ten Canadian provinces has filed a health-care cost recovery action against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates. In these actions, each of the Canadian provinces seeks to recover for health care, medical and other assistance paid and to be paid for treating tobacco-related disease. Pursuant to the terms of the 1999 sale of RJR Tobacco’s international tobacco business, RJR Tobacco has tendered the defense of these actions to JTI. Subject to a reservation of rights, JTI has assumed the defense of RJR Tobacco and its affiliate in these actions.

•

British Columbia (British Columbia Sup. Ct., Vancouver Registry, filed 1997) - In 1997, British Columbia enacted a statute creating a civil cause of action against tobacco-related entities for the provincial government to recover the costs of health-

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

care benefits incurred for insured British Columbia residents resulting from tobacco-related disease. An initial action brought pursuant to the statute against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and certain of its affiliates, was dismissed in February 2000 when the British Columbia Supreme Court ruled that the legislation was unconstitutional. British Columbia then enacted a revised statute, pursuant to which an action was filed in January 2001 against many of the same defendants, including RJR Tobacco and one of its affiliates. In that action, the British Columbia government seeks to recover the present value of its total expenditures for health-care benefits provided for insured persons resulting from tobacco-related disease or the risk of tobacco-related disease caused by alleged breaches of duty by the manufacturers, the present value of its estimated total expenditures for health-care benefits that reasonably could be expected to be provided for those insured persons resulting from tobacco-related disease or the risk of tobacco-related disease in the future, court ordered interest, and costs, or in the alternative, special or increased costs. The government alleges that the defendants are liable under the British Columbia statute by reason of their “tobacco related wrongs,” which are alleged to include: selling defective products, failure to warn, sale of cigarettes to children and adolescents, strict liability, deceit and misrepresentation, violation of trade practice and competition acts, concerted action, and joint liability. RJR Tobacco and its affiliate filed statements of defense in January 2007. Pretrial discovery is ongoing.

•

New Brunswick (Ct. of Queen’s Bench of New Brunswick, Jud. Dist. Fredericton, filed 2008) - This claim is brought pursuant to New Brunswick legislation enacted in 2008 that is substantially similar to the revised British Columbia statute described above. It seeks recovery of essentially the same types of damages sought in the British Columbia action based on analogous theories of liability. RJR Tobacco and its affiliate filed statements of defense in March 2010. Pretrial discovery is ongoing.

•

Ontario (Ontario Super. Ct. Justice, Toronto, filed 2009) - This claim is brought pursuant to Ontario legislation that is substantially similar to the revised British Columbia statute described above. It seeks recovery of essentially the same types of damages sought in the British Columbia action based on analogous theories of liability, although the government also asserted claims based on the illegal importation of cigarettes, which claims were deleted in an amended statement of claim filed in August 2010. Preliminary motions are pending.

•

Newfoundland and Labrador (Sup. Ct. Newfoundland and Labrador, St. John’s, filed 2011) - This claim is brought pursuant to Newfoundland and Labrador legislation that is substantially similar to the revised British Columbia statute described above. It seeks recovery of essentially the same types of damages sought in the British Columbia action based on analogous theories of liability. Preliminary motions are pending.

•

Manitoba (Ct. of Queen’s Bench, Winnipeg Jud. Centre – filed 2012) - This claim is brought pursuant to Manitoba legislation that is substantially similar to the revised British Columbia statute described above. It seeks recovery of essentially the same types of damages sought in the British Columbia action based on analogous theories of liability. RJR Tobacco and its affiliate filed statements of defense in September 2014.

•

Quebec (Super. Ct. Quebec, Dist. Montreal – filed 2012) - This claim is brought pursuant to Quebec legislation that is substantially similar to the revised British Columbia statute described above. It seeks recovery of essentially the same types of damages being sought in the British Columbia action based on analogous theories of liability. RJR Tobacco and its affiliate filed defenses in December 2014. Pretrial discovery is ongoing. Separately, in August 2009, certain Canadian manufacturers filed a constitutional challenge to the Quebec statute, which was dismissed. An appeal from that decision was dismissed on September 28, 2015. Leave to appeal has been sought.

•

Saskatchewan (Ct. of Queen’s Bench, Jud. Centre Saskatoon – filed 2012) - This claim is brought pursuant to Saskatchewan legislation that is substantially similar to the revised British Columbia statute described above. It seeks recovery of essentially the same types of damages sought in the British Columbia action based on analogous theories of liability. RJR Tobacco and its affiliate filed statements of defense in February 2015.

•

Alberta (Ct. of Queen’s Bench, Alberta Jud. Centre of Calgary – filed 2012) - This claim is brought pursuant to Alberta legislation that is substantially similar to the revised British Columbia statute described above. It seeks recovery of essentially the same types of damages sought in the British Columbia action based on analogous theories of liability. RJR Tobacco and its affiliate filed statements of defense in March 2016.

•

Prince Edward Island (Sup. Ct. P.E.I., Charlottetown – filed 2012) - This claim is brought pursuant to Prince Edward Island legislation that is substantially similar to the revised British Columbia statute described above. It seeks recovery of essentially the same types of damages sought in the British Columbia action based on analogous theories of liability. RJR Tobacco and its affiliate filed statements of defense in February 2015.

•

Nova Scotia (Sup. Ct. Nova Scotia, Halifax – filed 2015) - This claim is brought pursuant to Nova Scotia legislation that is substantially similar to the revised British Columbia statute described above. It seeks recovery of essentially the same types of damages sought in the British Columbia action based on analogous theories of liability. RJR Tobacco and its affiliate filed statements of defense in July 2015.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Seven putative class actions have been filed against various Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in Canadian provincial courts. In these cases, the plaintiffs allege claims based on fraud, fraudulent concealment, breach of warranty, breach of warranty of merchantability, and of fitness for a particular purpose, failure to warn, design defects, negligence, breach of a “special duty” to children and adolescents, conspiracy, concert of action, unjust enrichment, market share liability, and violations of various trade practices and competition statutes. The plaintiffs seek recovery on behalf of proposed classes of persons allegedly suffering from tobacco-related disease as a result of smoking defendants’ cigarettes and seek recovery of compensatory and punitive damages, restitution, recovery of government health-care benefits, interest, and costs. Pursuant to the terms of the 1999 sale of RJR Tobacco’s international tobacco business, RJR Tobacco has tendered the defense of these seven actions to JTI. Subject to a reservation of rights, JTI has assumed the defense of RJR Tobacco and its current or former affiliates in these actions. Plaintiffs’ counsel have been actively pursuing only Bourassa, the action pending in British Columbia, at this time:

•

In Kunka v. Canadian Tobacco Manufacturers’ Council (Ct. of Queen’s Bench, Winnipeg Jud. Centre, filed 2009), the plaintiff seeks compensatory and punitive damages on behalf of a proposed class of persons who purchased or smoked defendants’ cigarettes and suffered, or currently suffer, from tobacco-related disease, as well as restitution of profits and reimbursement of government expenditure for health-care benefits allegedly caused by the use of tobacco products.

•

In Dorion v. Canadian Tobacco Manufacturers’ Council (Ct. of Queen’s Bench, Alberta Jud. Centre of Calgary – filed 2009), the plaintiff seeks compensatory and punitive damages on behalf of a proposed class of persons who purchased or smoked defendants’ cigarettes and suffered, or currently suffer, from tobacco-related disease, as well as restitution of profits and reimbursement of government expenditure for health-care benefits allegedly caused by the use of tobacco products.

•

In Semple v. Canadian Tobacco Manufacturers’ Council (Sup. Ct. Nova Scotia, Halifax, filed 2009), the plaintiff seeks compensatory and punitive damages on behalf of a proposed class comprised of persons who purchased or smoked defendants’ cigarettes for the period from January 1, 1954, to the expiry of the opt-out period as set by the court and suffered, or currently suffer, from tobacco-related disease, as well as restitution of profits and reimbursement of government expenditure for health-care costs allegedly caused by the use of tobacco products.

•

In Adams v. Canadian Tobacco Manufacturers’ Council (Ct. of Queen’s Bench, Jud. Centre of Regina, filed 2009), the plaintiff seeks compensatory and punitive damages on behalf of a proposed class of persons who were alive on July 10, 2009, and suffered, or currently suffer, from chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after having smoked a minimum of 25,000 of defendants’ cigarettes, as well as disgorgement of revenues earned by the defendants. RJR Tobacco and its affiliate have brought a motion challenging the jurisdiction of the Saskatchewan court.

•

In Bourassa v. Imperial Tobacco Canada Ltd. (Sup. Ct. of British Columbia, Victoria Registry, filed 2010), the plaintiff seeks compensatory and punitive damages on behalf of a proposed class of persons who were alive on June 12, 2007, and suffered, or currently suffer, from chronic respiratory diseases, after having smoked a minimum of 25,000 of defendants’ cigarettes, as well as disgorgement of revenues earned by the defendants from January 1, 1954, to the date the claim was filed. RJR Tobacco and its affiliate have filed a challenge to the jurisdiction of the British Columbia court. The plaintiff filed a motion for certification in April 2012, and filed affidavits in support in August 2013. An amended claim was filed in December 2014.

•

In McDermid v. Imperial Tobacco Canada Ltd. (Sup. Ct. of British Columbia, Victoria Registry, filed 2010), the plaintiff seeks compensatory and punitive damages on behalf of a proposed class of persons who were alive on June 12, 2007, and suffered, or currently suffer, from heart disease, after having smoked a minimum of 25,000 of defendants’ cigarettes, as well as disgorgement of revenues earned by the defendants from January 1, 1954, to the date the claim was filed. RJR Tobacco and its affiliate have filed a challenge to the jurisdiction of the British Columbia court.

•

In Jacklin v. Canadian Tobacco Manufacturers’ Council (Ontario Super. Ct. of Justice, St. Catherines, filed 2012), the plaintiff seeks compensatory and punitive damages on behalf of a proposed class of persons who were alive on June 12, 2007, and suffered, or currently suffer, from chronic obstructive pulmonary disease, heart disease, or cancer, after having smoked a minimum of 25,000 of defendants’ cigarettes, as well as restitution of profits, and reimbursement of government expenditure for health-care benefits allegedly caused by the use of tobacco products.

State Settlement Agreements—Enforcement and Validity; Adjustments

As of March 31, 2016, there were 28 cases concerning the enforcement, validity or interpretation of the State Settlement Agreements in which RJR Tobacco, B&W or Lorillard Tobacco is a party. This number includes those cases, discussed below, relating to disputed payments under the State Settlement Agreements.

In May 2006, the State of Florida filed a motion, in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida, to enforce the Florida Settlement Agreement, for an accounting by Brown & Williamson Holdings, Inc., and for an Order of Contempt. The State asserted that B&W failed to report in its net operating profit on its shipments, cigarettes manufactured

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

by B&W under contract for Star Tobacco or its parent, Star Scientific, Inc. The State is seeking approximately $12.4 million in additional payments under the Florida Settlement Agreement, as well as $17.0 million in interest payments. This matter is currently in the discovery phase.

NPM Adjustment Claims. The MSA includes an adjustment that potentially reduces the annual payment obligations of RJR Tobacco, Lorillard Tobacco and the other PMs. Certain requirements, collectively referred to as the Adjustment Requirements, must be satisfied before the NPM Adjustment for a given year is available:

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

NPM Adjustment Claim for 2003. For 2003, the Adjustment Requirements were satisfied. As a result, based on revised numbers calculated by the Independent Auditor, RJR Tobacco placed approximately $615 million, and Lorillard Tobacco placed approximately $109 million, of its 2006 and 2007 MSA payments into a disputed payments account, in accordance with a procedure established by the MSA.

As a result of this action, 37 of the settling states filed legal proceedings in their respective MSA courts seeking declaratory orders that they diligently enforced their Qualifying Statutes during 2003 and/or orders compelling RJR Tobacco and the other PMs that placed money in the disputed payments account to pay the disputed amounts to the settling states. In response, RJR Tobacco and other PMs, pursuant to the MSA’s arbitration provisions, moved to compel arbitration of the parties’ dispute concerning the 2003 NPM Adjustment, including the states’ diligent enforcement claims, before an arbitration panel consisting of three retired federal court judges. The settling states opposed these motions, arguing, among other things, that the issue of diligent enforcement must be resolved by MSA courts in each of the 52 settling states and territories.

Forty-seven of the 48 courts that addressed the question whether the dispute concerning the 2003 NPM Adjustment is arbitrable ruled that arbitration was required under the MSA. The Montana Supreme Court ruled that the State of Montana did not agree to arbitrate the question of whether it diligently enforced a Qualifying Statute. Subsequently, Montana and the PMs reached an agreement whereby the PMs agreed not to contest Montana’s claim that it diligently enforced the Qualifying Statute during 2003.

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

As a result of the partial settlement of certain NPM Adjustment claims, as described in more detail below, as well as the earlier decisions not to contest the diligent enforcement of 12 states, two of which are participants in the partial settlement, and the four U.S. territories, only 15 contested settling states required state specific diligent enforcement rulings. State specific evidentiary hearings were completed in May 2013.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In September 2013, the Arbitration Panel issued rulings with respect to the 15 remaining contested states. The Arbitration Panel ruled that six states – Indiana, Kentucky, Maryland, Missouri, New Mexico and Pennsylvania (collectively representing approximately 14.68% allocable share) – had not diligently enforced their Qualifying Statutes in 2003. Each of these six states filed motions to vacate and/or modify the diligent enforcement rulings on the 2003 NPM Adjustment claim. The status as to each of these states is as follows:

•

Indiana and Kentucky (representing approximately 3.80% allocable share) subsequently joined the partial settlement of certain NPM Adjustment claims, as described in more detail below. Indiana participated in a joint motion to stay indefinitely further proceedings on the motions it had filed to vacate the settlement and to modify the adverse diligent enforcement ruling against it. Similarly, Kentucky has joined in a stipulation by the parties filed with the court in that state to stay further proceedings on its motions, but that stipulation has not yet been signed by the court.

•

Pennsylvania dropped its challenge to the finding of non-diligence entered against it. However, the state court in Pennsylvania entered an order that modified the judgment reduction method that had been adopted by the Arbitration Panel which reduced RJR Tobacco’s and Lorillard Tobacco’s recovery from this state by $54.0 million and $9.5 million, respectively. Upon appeal, in April 2015, the intermediate appellate court in Pennsylvania upheld the trial court ruling. The Pennsylvania Supreme Court declined to take the industry’s appeal of that ruling. RJR Tobacco filed a petition for writ of certiorari with the U.S. Supreme Court on April 21, 2016.

•

Missouri dropped its challenge to the finding of non-diligence entered against it. However, the state court in Missouri entered an order that modified the judgment reduction method that had been adopted by the Arbitration Panel which reduced RJR Tobacco’s and Lorillard Tobacco’s recovery from this state by $21.4 million and $3.8 million, respectively. Upon appeal, in September 2015, the intermediate appellate court in Missouri reversed the trial court ruling. Missouri is appealing that ruling. In February 2016, Missouri conditionally joined the partial settlement of certain NPM Adjustment claims, as described in more detail below.

•

Maryland dropped its challenge to the finding of non-diligence entered against it. Maryland’s motion challenging the judgment reduction method adopted by the Arbitration Panel was denied by its state court. Upon appeal, in October 2015, the intermediate appellate court in Maryland reversed the trial court, the effect of which was to reduce RJR Tobacco’s and Lorillard Tobacco’s recovery from this state by a total of $21.2 million and $3.7 million, respectively. The Maryland Supreme Court declined to take the industry’s appeal of that ruling. RJR Tobacco will seek review with the U.S. Supreme Court.

•

New Mexico filed motions challenging the finding of non-diligence and seeking a modification of the judgment reduction method adopted by the Arbitration Panel. The New Mexico trial court has not yet ruled on these motions.

As noted above, the effect from the three non-diligent states, Pennsylvania, Missouri and Maryland no longer challenging the findings of non-diligence entered against them by the Arbitration Panel was that a certain portion of the potential recovery from these three states was probable and reasonably estimable. Consequently, $93 million was recognized as a reduction of cost of products sold in RAI’s consolidated statement of income for the year ended December 31, 2015. Therefore, RJR Tobacco now estimates that the maximum remaining amount of its claim and Lorillard Tobacco’s claim with respect to the 2003 NPM Adjustment claim is $108 million and $19 million, respectively, plus any applicable interest and earnings. Until such time as the various remaining state motions challenging the rulings of the Arbitration Panel have been resolved, including any necessary appeals, uncertainty exists as to the timing, process and amount of RJR Tobacco’s ultimate recovery with respect to its remaining share of the 2003 NPM Adjustment claim and, accordingly, no additional amounts for the remaining four non-diligent states have been recognized in RAI’s condensed consolidated financial statements (unaudited) as of March 31, 2016.

NPM Adjustment Claims for 2004-2014. From 2006 to 2008, proceedings (including significant factor arbitrations before an independent economic consulting firm) were initiated with respect to the NPM Adjustment for 2004, 2005 and 2006. Ultimately, the Adjustment Requirements were satisfied with respect to each of these NPM Adjustments.

In subsequent years, RJR Tobacco, Lorillard Tobacco, certain other PMs and the settling states entered into three separate agreements, covering fiscal years 2007 to 2009, fiscal years 2010 to 2012 and fiscal years 2013 to 2014, respectively, wherein the settling states would not contest that the disadvantages of the MSA were “a significant factor contributing to” the market share loss experienced by the PMs in those years. The stipulation pertaining to each of the three years covered by the agreements became effective in February of the year a final determination by the firm of independent economic consultants would otherwise have been expected if the issue had been arbitrated on the merits. RJR Tobacco and the PMs paid certain amounts into the States’ Antitrust/Consumer Protection Tobacco Enforcement Fund established under Section VIII(c) of the MSA for each year covered by these agreements, with RJR Tobacco paying approximately 47% and Lorillard Tobacco paying approximately 20% of such amounts.

Based on the payment calculations of the Independent Auditor and the agreements described above regarding the significant factor determinations, the Adjustment Requirements have been satisfied with respect to the NPM Adjustments for fiscal years 2007 to 2013.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Determination of satisfaction of the Adjustment Requirements for 2014 has not been made. The approximate maximum principal amounts of RJR Tobacco’s and Lorillard Tobacco’s shares of the disputed NPM Adjustments for the years 2004 through 2014 (in millions), as currently calculated by the Independent Auditor, and the remaining amounts after the settlements of certain NPM Adjustments claims (see below), are as follows (1):

	RJR Tobacco		Lorillard Tobacco
Volume Year	Disputed	Remaining after settlements	Disputed	Remaining after settlements
2004	$562	$210	$111	$41
2005	445	166	76	29
2006	419	156	73	27
2007	435	166	83	32
2008	468	179	104	40
2009	472	180	107	41
2010	470	179	119	46
2011	422	161	88	34
2012	428	163	96	37
2013	455	173	91	35
2014	430	164	92	36

(1)	The amounts shown above do not include the interest or earnings thereon to which RJR Tobacco and Lorillard Tobacco believe they would be entitled to under the MSA.

In addition to the above, SFNTC’s portion of the disputed NPM Adjustments for the years 2004 through 2014 is approximately $67 million and the remaining amount after the settlements is approximately $26 million.

The 2015 volume year NPM Adjustments for RJR Tobacco, Lorillard Tobacco and SFNTC are $481 million, $41 million and $18 million, respectively.

Discussions have been underway with the jurisdictions that have not joined the Term Sheet, described below, to initiate arbitration proceedings with respect to the 2004 NPM Adjustment. In June 2015, Philip Morris USA Inc. and 17 of the non-Term Sheet states executed a separate agreement stating that: (1) the parties to that agreement will arbitrate only one issue, diligent enforcement and any other issue to which Philip Morris USA Inc. and the 17 non-Term Sheet states jointly agree in the future may be included in the arbitration; and (2) issues between RJR Tobacco and Philip Morris USA Inc. that are necessary to determine the amount of the 2004 NPM Adjustment owed to each of them will not be included in that arbitration. In September 2015, RJR Tobacco filed motions in the 17 non-Term Sheet states that joined the agreement with Philip Morris USA Inc. to compel these states to arbitrate in a single arbitration all issues whose resolution is necessary for determining the amount (if any) that each of the PMs is entitled to receive in connection with the NPM Adjustment to their MSA payments for 2004. Philip Morris USA Inc. and the various states have filed cross-motions to compel seeking orders requiring RJR Tobacco to join the separate arbitration to which they have agreed. Courts in Colorado and Iowa have denied RJR Tobacco’s motions to compel. Courts in Idaho, Utah, Rhode Island and Illinois have either granted or indicated they will grant relief to RJR Tobacco on the scope of arbitration and ordered the parties to negotiate further on arbitrator selection. Additional proceedings are pending.

Due to the uncertainty over the final resolution of the 2004-2015 NPM Adjustment claims asserted by RJR Tobacco, no assurances can be made related to the amounts, if any, that will be realized or any amounts (including interest) that will be owed, except as described below related to the partial settlement of certain NPM Adjustment claims.

Settlement/Partial Settlement of Certain NPM Adjustment Claims. In November 2012, RJR Tobacco, certain other PMs and certain settling states entered into a Term Sheet that set forth terms on which accrued and potential NPM Adjustment claims for 2003 through 2014 could be resolved. The Term Sheet also set forth a restructured NPM Adjustment process to be applied on a going-forward basis, starting with the 2013 volume year. The Term Sheet was provided to all of the MSA settling states for their review and consideration. A total of 17 states, the District of Columbia and Puerto Rico, collectively representing approximately 42% allocable share, joined the proposed settlement. RJR Tobacco and the other PMs indicated that they were prepared to go forward with the proposed settlement with that level of jurisdictional participation.

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

In March 2013, the Arbitration Panel entered a Stipulated Partial Settlement and Award, referred to as the Award, reflecting the financial terms of the Term Sheet. Shortly thereafter, the Independent Auditor issued a notice indicating that it intended to implement the financial provisions of the Term Sheet, and also issued various revised payment calculations pertaining to payment years 2009 through 2012 and final calculations pertaining to payment year 2013 that reflected implementation of the financial provisions of the Term Sheet.

Subsequently in 2013, Oklahoma, Connecticut and South Carolina joined the Term Sheet. Efforts by two states, Colorado and Ohio, to obtain injunctions to prevent implementation of the Award were unsuccessful that year.

In June 2014, Kentucky and Indiana, both of which were among the states found “non-diligent” by the Arbitration Panel, joined the Term Sheet on financial terms more favorable to the industry than those agreed to by the original signatory states. Twenty-four jurisdictions have joined the settlement representing approximately 49.87% allocable share.

On October 20, 2015, RJR Tobacco and certain other PMs (including SFNTC) entered into the NY Settlement Agreement with the State of New York to settle certain claims related to the NPM Adjustment. The NY Settlement Agreement resolves NPM Adjustment claims related to payment years from 2004 through 2014 and puts in place a new method to determine future adjustments from 2015 forward as to New York. With the addition of New York’s allocable share of 12.76%, RJR Tobacco has resolved the 2004 through 2014 NPM Adjustments with 25 jurisdictions, representing approximately 62.63% allocable share.

On February 8, 2016, Missouri conditionally joined the Term Sheet on financial terms more favorable to the industry than those received by the original signatory states. Missouri’s joinder is conditioned upon the enactment by the Missouri legislature of Allocable Share Repeal legislation in Missouri with an effective date making such legislation applicable to NPM cigarettes sold in Missouri beginning no later than August 28, 2016. If the condition is not satisfied within 15 days after the close of the current legislative session in Missouri, the conditional agreement is terminated. Various provisions regarding the timing of credits to be received by RJR Tobacco and the other PMs and disbursements to Missouri from the Disputed Payments Account are also set forth in the conditional joinder.

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

European Community. In European Community v. RJR Nabisco, Inc. (U.S.D.C. E.D.N.Y., filed 2002), the European Community and several of its member states allege that RJR, RJR Tobacco and other currently and formerly related companies engaged in money laundering and other conduct violating civil RICO and a variety of common laws. The plaintiffs also allege that the defendants manufactured cigarettes that were eventually sold in Iraq in violation of U.S. sanctions. The plaintiffs seek compensatory, punitive and treble damages among other types of relief. On February 15, 2010, the defendants moved to dismiss, and the action has been stayed and largely inactive since then while the parties have litigated that motion. On March 8, 2011, the district court granted the defendants’ motion in part and dismissed the plaintiffs’ RICO claims. On May 13, 2011, the district court granted the remaining portion of the defendants’ motion and dismissed the plaintiffs’ state-law claims based on the court’s lack of subject matter jurisdiction. The plaintiffs appealed to the Second Circuit.

On April 29, 2014, the Second Circuit vacated and remanded in a decision concluding that (1) as pled, the RICO claims are within the scope of the RICO statute, and (2) the federal court has subject matter jurisdiction over the state-law claims. The defendants sought rehearing and rehearing en banc. On August 20, 2014, the Second Circuit denied panel rehearing and issued an amended opinion that, in addition to adhering to the earlier opinion, held that a civil RICO cause of action extends to extraterritorial injuries. On April 13, 2015, the Second Circuit denied rehearing en banc. On October 1, 2015, the U.S. Supreme Court granted certiorari. Oral argument occurred on March 21, 2016. A decision is expected by June 2016.

Fontem Patent Litigation. On April 4, 2016, a case was filed in federal court, Fontem Ventures B.V. and Fontem Holdings 1 B.V. v. R.J. Reynolds Vapor Company (U.S.D.C. C.D.Cal.), which alleges that VUSE products infringe on Fontem’s alleged e-cigarette patents. RJR Vapor was served on April 6, 2016.  RJR Vapor’s responsive pleadings are due on May 27, 2016.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

FDA Litigation. On February 25, 2011, RJR Tobacco, Lorillard and Lorillard Tobacco jointly filed a lawsuit, Lorillard, Inc. v. U.S. Food and Drug Administration, in the U.S. District Court for the District of Columbia, challenging the composition of TPSAC which had been established by the FDA under the Family Smoking Prevention and Tobacco Control Act, referred to as the FDA Tobacco Act. The complaint alleges that certain members of the TPSAC and certain members of its Constituents Subcommittee have financial and appearance conflicts of interest that are disqualifying under federal ethics law and regulations, and that the TPSAC is not “fairly balanced,” as required by the Federal Advisory Committee Act, referred to as FACA. In March 2011, the plaintiffs filed an amended complaint, which added an additional claim, based on a nonpublic meeting of members of the TPSAC, in violation of the FACA. The court granted the plaintiffs’ unopposed motion to file a second amended complaint adding a count addressing the FDA’s refusal to produce all documents generated by the TPSAC and its subcommittee in preparation of the menthol report. On July 21, 2014, the court granted the plaintiffs’ summary judgment motions finding that three members of the TPSAC Committee had impermissible conflicts of interest. As relief, the court ordered the FDA to reconstitute the committee in conformance with the law and enjoined the agency from using or relying on the TPSAC’s 2011 Menthol Report. On September 18, 2014, the FDA appealed the decision to the D.C. Circuit. On January 15, 2016, the appellate court reversed the decision of the district court, finding that the plaintiffs did not have standing to challenge appointments of certain TPSAC members. Under the appellate court’s order, the three former committee members can serve once again on the TPSAC and FDA can rely on the TPSAC menthol report. On February 25, 2016, the plaintiffs filed a petition for rehearing or rehearing en banc. The government filed its response on April 15, 2016.

On April 14, 2015, RJR Tobacco, American Snuff Co., SFNTC, Philip Morris USA Inc., U.S. Smokeless Tobacco Company LLC, and Lorillard Tobacco jointly filed a lawsuit in the U.S. District Court for the District of Columbia challenging the FDA’s March 4, 2015 “guidance” document, “Guidance for Industry: Demonstrating the Substantial Equivalence of a New Tobacco Product: Responses to Frequently Asked Questions.” The FDA’s guidance attempted to require the FDA’s prior approval for all changes to the label of a tobacco product that would render the product “distinct” and a “new tobacco product,” even though there was no change to the product itself. Similarly, the FDA’s guidance claims that prior approval would also be required for changes in the quantity of products sold within a package. The complaint alleged that the FDA’s guidance was contrary to and exceeded the FDA’s authority under the Federal Food, Drug, and Cosmetic Act, referred to as the FDCA; violated First Amendment rights because it restricted and chilled protected commercial speech about tobacco products; and was issued under the guise of “guidance” to avoid the notice-and-comment rulemaking requirements of the Administrative Procedure Act and the FDCA and subsequent judicial review. The plaintiffs requested that the court prevent the FDA from enforcing the guidance. On April 3, 2015, RAI Services Company, on behalf of RAI’s above-mentioned operating companies, also filed comments with the FDA, explaining the reasons why the companies disagree with the guidance. In May 2015, the FDA adopted an “Interim Enforcement Policy,” which stated that the FDA was considering regulatory comments and that it did not “intend to issue any warning letters or take steps to initiate any judicial or administrative adversarial proceedings” pursuant to its March 4, 2015, guidance during that period of review and consideration. Plaintiffs therefore dismissed the case without prejudice on June 2, 2015.

On September 8, 2015, the FDA issued a revised version of the same document entitled, “Guidance for Industry: Demonstrating the Substantial Equivalence of a New Tobacco Product: Responses to Frequently Asked Questions (Edition 2).” The revised version did not materially change the requirements set forth in the prior version regarding changes to product labels and changes to the quantity of products sold within a package. Accordingly, on September 30, 2015, RJR Tobacco, American Snuff Co., SFNTC, Philip Morris USA Inc., U.S. Smokeless Tobacco Company LLC, and Imperial Sub filed a lawsuit in the U.S. District Court for the District of Columbia challenging the FDA’s September 8, 2015, “guidance” document. The September 30, 2015 complaint contains arguments and allegations that are substantially similar to those contained in the April 14, 2015 complaint. The plaintiffs have requested that the court prevent the FDA from enforcing the revised version of its guidance. On October 30, 2015, the plaintiffs filed a motion for summary judgment. On December 8, 2015, the government filed its opposition to the plaintiffs’ motion for summary judgment as well as its own motion to dismiss or, in the alternative, motion for summary judgment. Briefing in the case was completed on February 10, 2016. Oral argument on the parties’ respective motions is scheduled for June 9, 2016.

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

A non-jury trial was held in January and February 2010. On February 25, 2013, the district court dismissed the case with prejudice, finding that a hypothetical prudent fiduciary could have made the same decision and thus the plan’s loss was not caused by the procedural prudence which the court found to have existed. On August 4, 2014, the Fourth Circuit Court of Appeals, referred to as Fourth Circuit, reversed, holding that the district court applied the wrong standard when it held that the defendants did not cause any loss to the plan, determined the test was whether a hypothetical prudent fiduciary would have made the same decision and remanded the case back to the district court to apply the “would have standard.” On February 18, 2016, the district court dismissed the case with prejudice, finding that the defendants have shown by a preponderance of the evidence that a fiduciary acting with prudence would have divested the NGH and Nabisco Funds at the time and in the manner that the defendants did. On March 17, 2016, the plaintiff appealed. Briefing is underway.

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

Although they believed that these lawsuits were without merit and that no further disclosure was required to supplement the Joint Proxy Statement/Prospectus under applicable laws, to eliminate the burden, expense and uncertainties inherent in such litigation, on January 15, 2015, the defendants (other than BAT, which was not named in the amended complaint) entered into the Delaware Memorandum of Understanding regarding the settlement of the Delaware Actions. The Delaware Memorandum of Understanding outlines the terms of the parties’ agreement in principle to settle and release all claims which were or could have been asserted in the Delaware Actions. In consideration for such settlement and release, the parties to the Delaware Actions agreed, among other things, that Lorillard and RAI would make certain supplemental disclosures to the Joint Proxy Statement/Prospectus, which they did on January 20, 2015. The Delaware Memorandum of Understanding contemplates that the parties will negotiate in good faith to agree upon a stipulation of settlement to be submitted to the court for approval as soon as practicable. The stipulation of settlement will be subject to customary conditions, including approval by the court, which will consider the fairness, reasonableness and adequacy of such settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such a stipulation. In such event, the proposed settlement will be of no force and effect.

North Carolina. RAI, the members of the RAI board of directors and BAT have been named as defendants in a putative class-action lawsuit captioned Corwin v. British American Tobacco PLC, et al., brought in North Carolina state court, referred to as the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

North Carolina Action, by a person identifying himself as a shareholder of RAI. The North Carolina Action was initiated on August 8, 2014, and an amended complaint was filed on November 7, 2014. The amended complaint generally alleges, among other things, that the members of the RAI board of directors breached their fiduciary duties to RAI shareholders by approving the BAT Share Purchase and the sharing of technology with BAT. The amended complaint also alleges that there were various conflicts of interest in the transaction, and that RAI aided and abetted the alleged breaches of fiduciary duties by its board of directors. The North Carolina Action seeks injunctive relief, damages and reimbursement of costs, among other remedies. On January 2, 2015, the plaintiff in the North Carolina Action filed a motion for a preliminary injunction seeking to enjoin temporarily the RAI shareholder meeting and votes scheduled for January 28, 2015. RAI and the RAI board of directors timely opposed that motion prior to a hearing that was scheduled to occur on January 16, 2015.

RAI believed that the North Carolina Action was without merit and that no further disclosure was necessary to supplement the Joint Proxy Statement/Prospectus under applicable laws. However, to eliminate certain burdens, expenses and uncertainties, on January 17, 2015, RAI and the director defendants in the North Carolina Action entered into the North Carolina Memorandum of Understanding regarding the settlement of the disclosure claims asserted in that lawsuit. The North Carolina Memorandum of Understanding outlines the terms of the parties’ agreement in principle to settle and release the disclosure claims which were or could have been asserted in the North Carolina Action. In consideration of the partial settlement and release, RAI agreed to make certain supplemental disclosures to the Joint Proxy Statement/Prospectus, which it did on January 20, 2015. On August 4, 2015, the court granted the defendants’ motions to dismiss all of the remaining non-disclosure claims. The plaintiff has appealed the dismissal. Oral argument on the appeal is scheduled for April 27, 2016. On February 17, 2016, the court approved the partial settlement, including the plaintiff’s unopposed request for $415,000 in attorneys’ fees and costs. The partial settlement did not affect the consideration paid to Lorillard shareholders in connection with the Merger.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

SFNTC, American Snuff Co. and RJR Vapor believe that the indemnified claims are substantially similar in nature and extent to the claims that they are already exposed to by virtue of their having manufactured those products.

Imperial Sub Indemnity. In the purchase agreement relating to the Divestiture, RAI agreed to defend and indemnify, subject to certain conditions and limitations, Imperial Sub in connection with claims relating to the purchase or use of one or more of the WINSTON, KOOL, SALEM, or MAVERICK cigarette brands on or before June 12, 2015, as well as in actions filed before June 13, 2023, relating to the purchase or use of one or more of the WINSTON, KOOL, SALEM, or MAVERICK cigarette brands. In the purchase agreement relating to the Divestiture, Imperial Sub agreed to defend and indemnify, subject to certain conditions and limitations, RAI and its affiliates in connection with claims relating to the purchase or use of blu brand e-cigarettes. Imperial Sub also agreed to defend and indemnify, subject to certain conditions and limitations, RAI and its affiliates in actions filed after June 12, 2023, relating to the purchase or use of one or more of the WINSTON, KOOL, SALEM, or MAVERICK cigarette brands after June 12, 2015.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 11 — Shareholders’ Equity

	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of December 31, 2015	$—	$18,402	$188	$(338)	$18,252
Net income	—	—	3,565	—	3,565
Retirement benefits, net of $4 million tax benefit	—	—	—	(6)	(6)
Unrealized gain on long-term investments, net of tax	—	—	—	1	1
Realized gain on long-term investments, net of $1 million tax expense	—	—	—	(2)	(2)
Realized loss on hedging instruments, net of $6 million tax expense	—	—	—	11	11
Cumulative translation adjustment and other, net of $11 million tax expense	—	—	—	22	22
Dividends - $0.42 per share	—	—	(602)	—	(602)
Common stock repurchased	—	(125)	—	—	(125)
Equity incentive award plan and stock-based compensation	—	21	—	—	21
Excess tax benefit on stock-based compensation plans	—	26	—	—	26
Balance as of March 31, 2016	$—	$18,324	$3,151	$(312)	$21,163

	Common Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of December 31, 2014	$—	$6,200	$(1,314)	$(364)	$4,522
Net income	—	—	389	—	389
Retirement benefits, net of $4 million tax benefit	—	—	—	(6)	(6)
Cumulative translation adjustment and other, net of $12 million tax benefit	—	—	—	(27)	(27)
Dividends - $0.335 per share	—	—	(359)	—	(359)
Common stock repurchased	—	(32)	—	—	(32)
Equity incentive award plan and stock-based compensation	—	18	—	—	18
Excess tax benefit on stock-based compensation plans	—	14	—	—	14
Balance as of March 31, 2015	$—	$6,200	$(1,284)	$(397)	$4,519

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2016 were as follows:

	Retirement Benefits	Unrealized Loss on Long-Term Investments	Realized Loss on Hedging Instruments	Cumulative Translation Adjustment and Other	Total
Balance as of December 31, 2015	$(244)	$(14)	$(11)	$(69)	$(338)
Other comprehensive loss before reclassifications	—	1	—	(5)	$(4)
Amounts reclassified from accumulated other comprehensive loss	(6)	(2)	11	27	30
Net current-period other comprehensive loss	(6)	(1)	11	22	26
Balance as of March 31, 2016	$(250)	$(15)	$—	$(47)	$(312)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The components of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2015, were as follows:

	Retirement Benefits	Unrealized Loss on Long-Term Investments	Realized Loss on Hedging Instruments	Cumulative Translation Adjustment and Other	Total
Balance as of December 31, 2014	$(294)	$(14)	$(12)	$(44)	$(364)
Other comprehensive loss before reclassifications	—	—	—	(27)	(27)
Amounts reclassified from accumulated other comprehensive loss	(6)	—	—	—	(6)
Net current-period other comprehensive loss	(6)	—	—	(27)	(33)
Balance as of March 31, 2015	$(300)	$(14)	$(12)	$(71)	$(397)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidated statement of income (unaudited) for the three months ended March 31, were as follows:

Components	Amounts Reclassified		Affected Line Item
	2016	2015
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$(5)	$(5)	Cost of products sold
Amortization of prior service costs	(5)	(5)	Selling, general and administrative expenses
	(10)	(10)	Operating income
Deferred taxes	4	4	Provision for income taxes
Net of tax	(6)	(6)	Net income

Long-term investments:
Realized gain on long-term investments	(3)	—	Other (income) expense, net
Deferred taxes	1	—	Provision for income taxes
Net of tax	(2)	—	Net income

Realized loss on hedging instruments:
Forward starting interest rate contracts	17	—	Other (income) expense, net
Deferred taxes	(6)	—	Provision for income taxes
Net of tax	11	—	Net income

Cumulative translation adjustment:
Derecognition of cumulative translation adjustment	27	—	Gain on divestiture
Total reclassifications	$30	$(6)	Net income

Share Repurchases and Other

Restricted stock units granted in March 2013 under the Amended and Restated 2009 Omnibus Incentive Compensation Plan, referred to as the Omnibus Plan, vested in March 2016 and were settled with the issuance of 2,462,016 shares of RAI common stock. In addition, during the first three months of 2016, at a cost of $47 million, RAI purchased 927,803 shares of RAI common stock that were forfeited and cancelled with respect to tax liabilities associated with restricted stock units vesting under the Omnibus Plan.

In November 2011, RAI, B&W and BAT entered into Amendment No. 3 to the governance agreement, referred to as the Governance Agreement, pursuant to which RAI has agreed that, so long as the beneficial ownership interest of BAT and its subsidiaries in RAI has not dropped below 25%, if RAI issues shares of its common stock or any other RAI equity security to certain designated persons, including its directors, officers or employees, then RAI will repurchase a number of shares of outstanding RAI common stock so that the number of outstanding shares of RAI common stock are not increased, and the beneficial ownership interest of BAT and its subsidiaries in RAI is not decreased, by such issuance after taking into account such repurchase. During the first three months of 2016, RAI repurchased 1,534,313 shares of RAI common stock for $78 million in accordance with the governance agreement.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased were cancelled at time of purchase.

On February 10, 2016, RAI’s board of directors declared a quarterly cash dividend of $0.42 per common share, or $1.68 on an annualized basis, payable to shareholders of record as of March 10, 2016.

Note 12 — Stock Plans

Three-Year Grant

In February 2016, the board of directors of RAI approved a grant to key employees of RAI and its subsidiaries, effective March 1, 2016, of 1,071,544 nonvested restricted stock units under the Omnibus Plan. The restricted stock units generally will vest on March 1, 2019. Upon settlement, each grantee will receive a number of shares of RAI’s common stock equal to the product of the number of vested units and a percentage up to 150% based on the average RAI annual incentive award plan score over the three-year period ending December 31, 2018.

As an equity-based grant, compensation expense relating to the 2016 grant will take into account the vesting period lapsed and will be calculated based on the per share closing price of RAI common stock on the date of grant, or $50.49. Following the vesting date, each grantee will receive a cash dividend equivalent payment equal to the aggregate amount of dividends per share paid on shares of RAI common stock during the performance period multiplied by the actual number of restricted stock units earned by the grantee.  If RAI fails to pay its shareholders cumulative dividends of at least $5.04 per share for the three-year performance period ending December 31, 2018, then each award will be reduced by an amount equal to three times the percentage of the dividend underpayment, up to a maximum reduction of 50%.

One-Year Grant

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

As an equity-based grant, compensation expense relating to this one-year grant will take into account the vesting period lapsed and will be calculated based on the per share closing price of RAI common stock as of the end of each quarter, which was $50.31 as of March 31, 2016.  Following the vesting date, the grantee will receive a cash dividend equivalent payment equal to the aggregate amount of dividends per share paid on shares of RAI common stock during the performance period multiplied by the actual number of restricted stock units earned by the grantee.  If RAI fails to pay its shareholders cumulative dividends of at least $1.34 per share for the one-year performance period ending April 30, 2016, then the award will be reduced by an amount equal to three times the percentage of the dividend underpayment, up to a maximum reduction of 50%.

Other Grants

In January 2016, RAI approved two grants to a key employee, effective January 19, 2016:

•	a retention grant of 16,094 nonvested restricted stock units, which will vest 100% on December 15, 2018; and
•	a make-whole grant of 47,210 nonvested restricted stock units, of which 50% will vest on each of December 15, 2016 and December 15, 2017.

As equity-based grants, compensation expense relating to these grants will take into account the vesting period lapsed and will be calculated on the per share closing price of RAI common stock on the date of grant, or $46.93. These grants do not contain a performance measure.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 13 — Segment Information

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

RJR Tobacco is RAI’s largest reportable operating segment, and is the second largest tobacco company in the United States. Its brands include three of the best-selling cigarettes in the United States: NEWPORT, CAMEL and PALL MALL. These brands, and its other brands, including DORAL, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. As part of its total tobacco strategy, RJR Tobacco also offers a smoke-free tobacco product, CAMEL Snus. RJR Tobacco manages contract manufacturing of cigarette and tobacco products through arrangements with BAT affiliates, and manages the export of tobacco products to U.S. territories, U.S. duty-free shops and U.S. overseas military bases. RJR Tobacco manages the super-premium cigarette brands, DUNHILL and STATE EXPRESS 555, which are licensed from BAT.

Santa Fe manufactures and markets super-premium cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand in the United States.

American Snuff is the second largest smokeless tobacco products manufacturer in the United States. American Snuff’s primary brands include its largest selling moist snuff brands, GRIZZLY and KODIAK.

RJR Vapor is a marketer of digital vapor cigarettes, manufactured on its behalf by RJR Tobacco, under the VUSE brand name in the United States. Niconovum USA, Inc. and Niconovum AB are marketers of nicotine replacement therapy products in the United States and Sweden, respectively, under the ZONNIC brand name.

SFRTI and various foreign subsidiaries affiliated with SFRTI distributed the NATURAL AMERICAN SPIRIT brand outside of the United States.  On January 13, 2016, RAI, through the Sellers, completed the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with the international companies that distributed and marketed the brand outside the United States to JTI Holding, in an all-cash transaction of approximately $5 billion.  See note 2 for additional information.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Segment Data:

	For the Three Months Ended March 31,
	2016	2015
Net sales:
RJR Tobacco	$2,411	$1,608
Santa Fe	218	171
American Snuff	216	201
All Other	72	77
Consolidated net sales	$2,917	$2,057
Operating income (loss):
RJR Tobacco	$1,107	$588
Santa Fe	123	92
American Snuff	133	118
All Other	(34)	(61)
Gain on divestiture	4,861	—
Corporate expense	(48)	(44)
Consolidated operating income	$6,142	$693
Reconciliation to income from operations before income taxes:
Consolidated operating income	$6,142	$693
Interest and debt expense	174	91
Interest income	(3)	(1)
Other (income) expense, net	252	(17)
Income from operations before income taxes	$5,719	$620

Note 14 — Related Party Transactions

RAI and RAI’s operating subsidiaries engage in transactions with affiliates of BAT. BAT, through its subsidiaries, beneficially owns approximately 42% of RAI’s outstanding common stock. A summary of balances and transactions with such BAT affiliates is as follows:

Balances:

	March 31, 2016	December 31, 2015
Accounts receivable, related party	$31	$38
Due to related party	2	9
Deferred revenue, related party	25	33
Other current liabilities	—	2

Significant transactions:

	For the Three Months Ended March 31,
	2016	2015
Net sales	$55	$82
Purchases	8	2
Contract manufacturing amendment fee	6	—

RJR Tobacco sells contract-manufactured cigarettes, tobacco leaf and processed tobacco to BAT affiliates. In December 2012, RJR Tobacco entered into an amendment to its contract manufacturing agreement (relating to the production of cigarettes to be sold in Japan) with a BAT affiliate, which amendment, among other things, requires either party to provide three years’ notice to the other party to terminate the agreement without cause, with any such notice to be given no earlier than January 1, 2016. On January 4, 2016, RJR Tobacco received written notice from a BAT affiliate terminating that contract manufacturing agreement effective January 5,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

2019. Net sales to BAT affiliates, primarily cigarettes, represented approximately 2% and 4% of RAI’s total net sales during the three months ended March 31, 2016 and 2015, respectively.

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

In January 2016, SFRTI paid $6 million to a BAT affiliate pursuant to a contract amendment, whereby the BAT affiliate agreed to contract manufacture certain tobacco products for SFRTI. The $6 million fee paid to amend the contract was recognized within selling, general and administrative expenses.

In December 2015, RJR Tobacco and Nicoventures Holdings Limited, a subsidiary of BAT, signed a definitive vapor technology-sharing and licensing agreement, pursuant to which the companies will collaborate on the development of next generation vapor products.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 15 — RAI Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements

The following condensed consolidating financial statements relate to the guaranties of RAI’s $13.1 billion aggregate principal amount of unsecured notes. See note 9 for additional information relating to these notes. Certain of RAI’s direct, wholly owned subsidiaries and certain of its indirectly owned subsidiaries have fully and unconditionally, and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent issuer; RJR, RJR Tobacco, American Snuff Co., SFNTC and certain of RAI’s other subsidiaries, the Guarantors; other direct and indirect subsidiaries of RAI that are not Guarantors; and elimination adjustments.

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2016
Net sales	$—	$2,839	$49	$(26)	$2,862
Net sales, related party	—	55	—	—	55
Net sales	—	2,894	49	(26)	2,917
Cost of products sold	—	1,149	43	(27)	1,165
Selling, general and administrative expenses	16	401	48	—	465
Gain on divestiture	—	(4,843)	(16)	(2)	(4,861)
Amortization expense	—	6	—	—	6
Operating income (loss)	(16)	6,181	(26)	3	6,142
Interest and debt expense	174	23	2	(25)	174
Interest income	(26)	(2)	—	25	(3)
Other (income) expense, net	240	(6)	7	11	252
Income (loss) from before income taxes	(404)	6,166	(35)	(8)	5,719
Provision for (benefit from) income taxes	(142)	2,308	(12)	—	2,154
Equity income from subsidiaries	3,827	—	—	(3,827)	—
Net income (loss)	$3,565	$3,858	$(23)	$(3,835)	$3,565

For the Three Months Ended March 31, 2015
Net sales	$—	$1,999	$68	$(92)	$1,975
Net sales, related party	—	82	—	—	82
Net sales	—	2,081	68	(92)	2,057
Cost of products sold	—	869	70	(89)	850
Selling, general and administrative expenses	19	425	67	—	511
Amortization expense	—	3	—	—	3
Operating income (loss)	(19)	784	(69)	(3)	693
Interest and debt expense	91	17	2	(19)	91
Interest income	(19)	(1)	—	19	(1)
Other (income) expense, net	1	(10)	(19)	11	(17)
Income (loss) before income taxes	(92)	778	(52)	(14)	620
Provision for (benefit from) income taxes	(27)	281	(23)	—	231
Equity income from subsidiaries	454	20	—	(474)	—
Net income (loss)	$389	$517	$(29)	$(488)	$389

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Comprehensive Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2016
Net income (loss)	$3,565	$3,858	$(23)	$(3,835)	$3,565
Other comprehensive income (loss), net of tax:
Retirement benefits	(6)	(6)	—	6	(6)
Unrealized gain on long-term investments	1	1	—	(1)	1
Realized gain on long-term investments	(2)	(2)	—	2	(2)
Realized loss on hedging instruments	11	—	—	—	11
Cumulative translation adjustment and other	22	22	33	(55)	22
Comprehensive income	$3,591	$3,873	$10	$(3,883)	$3,591

For the Three Months Ended March 31, 2015
Net income (loss)	$389	$517	$(29)	$(488)	$389
Other comprehensive income (loss), net of tax:
Retirement benefits	(6)	(6)	—	6	(6)
Cumulative translation adjustment and other	(27)	(27)	(40)	67	(27)
Comprehensive income (loss)	$356	$484	$(69)	$(415)	$356

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the three months ended March 31, 2016, were as follows:

Components	Amounts Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(5)	$—	$—	$(5)	Cost of products sold
Amortization of prior service costs	—	(5)	—	—	(5)	Selling, general and administrative expenses
	—	(10)	—	—	(10)	Operating income (loss)
Deferred taxes	—	4	—	—	4	Provision for income taxes
Net of tax	—	(6)	—	—	(6)	Net income (loss)

Long-term investments:
Realized gain on long-term investments	—	(3)	—	—	(3)	Other (income) expense, net
Deferred taxes	—	1	—	—	1	Provision for income taxes
Net of tax	—	(2)	—	—	(2)	Net income (loss)

Realized loss on hedging instruments:
Forward starting interest rate contracts	17	—	—	—	17	Other (income) expense, net
Deferred taxes	(6)	—	—	—	(6)	Provision for income taxes
Net of tax	11	—	—	—	11	Net income (loss)

Cumulative translation adjustment:
Derecognition of cumulative translation adjustment	—	—	27	—	27	Gain on divestiture

Equity income (loss) from subsidiaries	19	27	—	(46)	—	Equity income (loss) from subsidiaries
Total reclassifications	$30	$19	$27	$(46)	$30	Net income (loss)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the three months ended March 31, 2015, were as follows:

Components	Amounts Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(5)	$—	$—	$(5)	Cost of products sold
Amortization of prior service costs	—	(5)	—	—	(5)	Selling, general and administrative expenses
	—	(10)	—	—	(10)	Operating income (loss)
Deferred taxes	—	4	—	—	4	Provision for income taxes
Defined benefit pension and postretirement plans	(6)	—	—	6	—	Equity income (loss) from subsidiaries
Total reclassifications	$(6)	$(6)	$—	$6	$(6)	Net income (loss)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2016
Cash flows from (used in) operating activities	$(563)	$2,009	$(30)	$(283)	$1,133
Cash flows from (used in) investing activities:
Capital expenditures	—	(39)	(4)	—	(43)
Proceeds from settlement of short-term investments	—	159	—	—	159
Proceeds from divestiture	5,014	—	—	—	5,014
Return of intercompany investments	412	26	—	(438)	—
Other, net	20	12	—	(31)	1
Net cash flows from (used in) investing activities	5,446	158	(4)	(469)	5,131
Cash flows from (used in) financing activities:
Dividends paid on common stock	(514)	(247)	(25)	272	(514)
Repurchase of common stock	(125)	—	—	—	(125)
Early extinguishment of debt	(3,642)	—	—	—	(3,642)
Redemption premium for tender offer	(118)	—	—	—	(118)
Make-whole premium for early extinguishment of debt	(88)	—	—	—	(88)
Proceeds from termination of interest rate swaps	—	66	—	—	66
Debt financing fees	(7)	—	—	—	(7)
Excess tax benefit on stock-based compensation plans	26	—	—	—	26
Dividends paid on preferred stock	(11)	—	—	11	—
Distribution of equity	—	(412)	(26)	438	—
Other, net	(11)	(20)	—	31	—
Net cash flows used in financing activities	(4,490)	(613)	(51)	752	(4,402)
Effect of exchange rate changes on cash and cash equivalents	—	—	12	—	12
Net change in cash and cash equivalents	393	1,554	(73)	—	1,874
Cash and cash equivalents at beginning of period	575	1,544	448	—	2,567
Cash and cash equivalents at end of period	$968	$3,098	$375	$—	$4,441

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2015
Cash flows from operating activities	$480	$1,091	$2	$(493)	$1,080
Cash flows from (used in) investing activities:
Capital expenditures	—	(28)	(1)	3	(26)
Return of intercompany investments	185	—	—	(185)	—
Other, net	—	12	—	(11)	1
Net cash flows from (used in) investing activities	185	(16)	(1)	(193)	(25)
Cash flows from (used in) financing activities:
Dividends paid on common stock	(356)	(479)	—	479	(356)
Repurchase of common stock	(32)	—	—	—	(32)
Excess tax benefit on stock-based compensation plans	14	—	—	—	14
Borrowings under revolving credit facility	300	—	—	—	300
Repayments of borrowings under revolving credit facility	(300)	—	—	—	(300)
Dividends paid on preferred stock	(11)	—	—	11	—
Distribution of equity	—	(185)	—	185	—
Other, net	(11)	(20)	20	11	—
Net cash flows from (used in) financing activities	(396)	(684)	20	686	(374)
Effect of exchange rate changes on cash and cash equivalents	—	—	(32)	—	(32)
Net change in cash and cash equivalents	269	391	(11)	—	649
Cash and cash equivalents at beginning of period	102	469	395	—	966
Cash and cash equivalents at end of period	$371	$860	$384	$—	$1,615

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
March 31, 2016
Assets
Cash and cash equivalents	$968	$3,098	$375	$—	$4,441
Short-term investments	—	14	—	—	14
Accounts receivable	—	72	8	—	80
Accounts receivable, related party	—	31	—	—	31
Other receivables	72	2,681	20	(2,743)	30
Inventories	—	1,625	35	(2)	1,658
Deferred income taxes, net	7	979	6	—	992
Other current assets	11	272	75	(75)	283
Total current assets	1,058	8,772	519	(2,820)	7,529
Property, plant and equipment, net	3	1,234	32	—	1,269
Trademarks and other intangible assets, net	—	29,461	—	—	29,461
Goodwill	—	15,977	16	—	15,993
Long-term intercompany notes receivable	1,562	159	—	(1,721)	—
Investment in subsidiaries	37,154	532	—	(37,686)	—
Other assets and deferred charges	165	134	35	(178)	156
Total assets	$39,942	$56,269	$602	$(42,405)	$54,408
Liabilities and shareholders’ equity
Accounts payable	$3	$130	$5	$—	$138
Tobacco settlement accruals	—	3,446	—	—	3,446
Due to related party	—	2	—	—	2
Deferred revenue, related party	—	25	—	—	25
Current maturities of long-term debt	417	86	—	—	503
Dividends payable on common stock	599	—	—	—	599
Income taxes payable	1,766	172	—	(78)	1,860
Other current liabilities	2,858	882	34	(2,743)	1,031
Total current liabilities	5,643	4,743	39	(2,821)	7,604
Long-term intercompany notes payable	159	1,240	322	(1,721)	—
Long-term debt (less current maturities)	12,886	327	—	—	13,213
Deferred income taxes, net	—	10,460	—	(175)	10,285
Long-term retirement benefits (less current portion)	52	1,812	53	—	1,917
Other noncurrent liabilities	39	187	—	—	226
Shareholders’ equity	21,163	37,500	188	(37,688)	21,163
Total liabilities and shareholders’ equity	$39,942	$56,269	$602	$(42,405)	$54,408

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
December 31, 2015
Assets
Cash and cash equivalents	$575	$1,544	$448	$—	$2,567
Short-term investments	—	149	—	—	149
Accounts receivable	—	62	6	—	68
Accounts receivable, related party	—	38	—	—	38
Other receivables	70	3,459	91	(3,585)	35
Inventories	—	1,694	44	(4)	1,734
Deferred income taxes, net	14	1,011	7	—	1,032
Other current assets	116	323	129	(4)	564
Total current assets	775	8,280	725	(3,593)	6,187
Property, plant and equipment, net	3	1,223	29	—	1,255
Trademarks and other intangible assets, net	—	29,467	—	—	29,467
Goodwill	—	15,976	17	—	15,993
Long-term intercompany notes receivable	1,583	169	—	(1,752)	—
Investment in subsidiaries	37,151	662	—	(37,813)	—
Other assets and deferred charges	175	212	31	(188)	230
Total assets	$39,687	$55,989	$802	$(43,346)	$53,132
Liabilities and shareholders’ equity
Accounts payable	$2	$173	$4	$—	$179
Tobacco settlement accruals	—	2,816	—	—	2,816
Due to related party	—	9	—	—	9
Deferred revenue, related party	—	33	—	—	33
Current maturities of long-term debt	420	86	—	—	506
Dividends payable on common stock	514	—	—	—	514
Other current liabilities	3,707	1,039	79	(3,591)	1,234
Total current liabilities	4,643	4,156	83	(3,591)	5,291
Long-term intercompany notes payable	169	1,260	323	(1,752)	—
Long-term debt (less current maturities)	16,522	327	—	—	16,849
Deferred income taxes, net	—	10,421	—	(185)	10,236
Long-term retirement benefits (less current portion)	57	2,153	55	—	2,265
Other noncurrent liabilities	44	195	—	—	239
Shareholders’ equity	18,252	37,477	341	(37,818)	18,252
Total liabilities and shareholders’ equity	$39,687	$55,989	$802	$(43,346)	$53,132

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 16 — RJR Tobacco Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements

The following condensed consolidating financial statements relate to the guaranties of RJR Tobacco’s $377 million aggregate principal amount of unsecured notes. See note 9 for additional information related to these notes. RAI and RJR have fully and unconditionally, and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the Parent Guarantor; RJR Tobacco, the Issuer; RJR, a Guarantor; other direct and indirect subsidiaries of RAI that are not Guarantors; and elimination adjustments.

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2016
Net sales	$—	$2,383	$—	$524	$(45)	$2,862
Net sales, related party	—	55	—	—	—	55
Net sales	—	2,438	—	524	(45)	2,917
Cost of products sold	—	1,017	—	194	(46)	1,165
Selling, general and administrative expenses, net	16	635	—	(186)	—	465
Gain on divestiture	—	—	—	(4,861)	—	(4,861)
Amortization expense	—	4	—	2	—	6
Operating income (loss)	(16)	782	—	5,375	1	6,142
Interest and debt expense	174	—	—	26	(26)	174
Interest income	(26)	(2)	(1)	—	26	(3)
Other (income) expense, net	240	4	(10)	7	11	252
Income (loss) before income taxes	(404)	780	11	5,342	(10)	5,719
Provision for (benefit from) income taxes	(142)	327	—	1,969	—	2,154
Equity income from subsidiaries	3,827	184	656	—	(4,667)	—
Net income	$3,565	$637	$667	$3,373	$(4,677)	$3,565

For the Three Months Ended March 31, 2015
Net sales	$—	$1,621	$—	$434	$(80)	$1,975
Net sales, related party	—	82	—	—	—	82
Net sales	—	1,703	—	434	(80)	2,057
Cost of products sold	—	758	—	169	(77)	850
Selling, general and administrative expenses	19	452	—	40	—	511
Amortization expense	—	1	—	2	—	3
Operating income (loss)	(19)	492	—	223	(3)	693
Interest and debt expense	91	5	—	15	(20)	91
Interest income	(19)	(1)	(1)	—	20	(1)
Other (income) expense, net	1	—	(10)	(18)	10	(17)
Income (loss) before income taxes	(92)	488	11	226	(13)	620
Provision for (benefit from) income taxes	(27)	176	—	82	—	231
Equity income from subsidiaries	454	78	388	—	(920)	—
Net income	$389	$390	$399	$144	$(933)	$389

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Comprehensive Income

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2016
Net income	$3,565	$637	$667	$3,373	$(4,677)	$3,565
Other comprehensive income (loss), net of tax:
Retirement benefits	(6)	(6)	(6)	—	12	(6)
Unrealized gain on long-term investments	1	1	1	—	(2)	1
Realized gain on long-term investments	(2)	(2)	(2)		4	(2)
Realized loss on hedging instruments	11	—	—	—	—	11
Cumulative translation adjustment and other	22	21	22	22	(65)	22
Comprehensive income	$3,591	$651	$682	$3,395	$(4,728)	$3,591

For the Three Months Ended March 31, 2015
Net income	$389	$390	$399	$144	$(933)	$389
Other comprehensive income (loss), net of tax:
Retirement benefits	(6)	(5)	(5)	—	10	(6)
Cumulative translation adjustment and other	(27)	(27)	(26)	(27)	80	(27)
Comprehensive income	$356	$358	$368	$117	$(843)	$356

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the three months ended March 31, 2016, were as follows:

Components	Amounts Reclassified						Affected Line Item
	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(5)	$—	$—	$—	$(5)	Cost of products sold
Amortization of prior service costs	—	(5)	—	—	—	(5)	Selling, general and administrative expenses, net
	—	(10)	—	—	—	(10)	Operating income (loss)
Deferred taxes	—	4	—	—	—	4	Provision for income taxes
Net of tax	—	(6)	—	—	—	(6)	Net income (loss)

Long-term investments:
Realized gain on long-term investments	—	(3)	—	—	—	(3)	Other (income) expense, net
Deferred taxes	—	1	—	—	—	1	Provision for income taxes
Net of tax	—	(2)	—	—	—	(2)	Net income (loss)

Realized loss on hedging instruments:
Forward starting interest rate contracts	17	—	—	—	—	17	Other (income) expense, net
Deferred taxes	(6)	—	—	—	—	(6)	Provision for income taxes
Net of tax	11	—	—	—	—	11	Net income (loss)

Cumulative translation adjustment:
Derecognition of cumulative translation adjustment	—	—	—	27	—	27	Gain on divestiture

Equity income (loss) from subsidiaries	19	27	19	—	(65)	—	Equity income (loss) from subsidiaries
Total reclassifications	$30	$19	$19	$27	$(65)	$30	Net income (loss)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the three months ended March 31, 2015, were as follows:

Components	Amounts Reclassified						Affected Line Item
	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(5)	$—	$—	$—	$(5)	Cost of products sold
Amortization of prior service costs	—	(5)	—	—	—	(5)	Selling, general and administrative expenses
	—	(10)	—	—	—	(10)	Operating income (loss)
Deferred taxes	—	4	—	—	—	4	Provision for income taxes
Equity income (loss) from subsidiaries	(6)	—	(6)	—	12	—	Equity income (loss) from subsidiaries
Total reclassifications	$(6)	$(6)	$(6)	$—	$12	$(6)	Net income (loss)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2016
Cash flows from (used in) operating activities	$(563)	$1,762	$37	$315	$(418)	$1,133
Cash flows from (used in) investing activities:
Capital expenditures	—	(29)	—	(14)	—	(43)
Proceeds from settlement of short-term investments	—	159	—	—	—	159
Proceeds from divestiture	5,014	—	—	—	—	5,014
Return of intercompany investments	412	495	598	—	(1,505)	—
Other, net	20	1	8	11	(39)	1
Net cash flows from (used in) investing activities	5,446	626	606	(3)	(1,544)	5,131
Cash flows from (used in) financing activities:
Dividends paid on common stock	(514)	—	(247)	(160)	407	(514)
Repurchase of common stock	(125)	—	—	—	—	(125)
Early extinguishment of debt	(3,642)	—	—	—	—	(3,642)
Redemption premium for tender offer	(118)	—	—	—	—	(118)
Make-whole premium for early extinguishment of debt	(88)	—	—	—	—	(88)
Proceeds from termination of interest rate swaps	—	66	—	—	—	66
Debt financing fees	(7)	—	—	—	—	(7)
Excess tax benefit on stock-based compensation plans	26	—	—	—	—	26
Dividends paid on preferred stock	(11)	—	—	—	11	—
Distribution of equity	—	(580)	(412)	(513)	1,505	—
Other, net	(11)	—	—	(28)	39	—
Net cash flows used in financing activities	(4,490)	(514)	(659)	(701)	1,962	(4,402)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	12	—	12
Net change in cash and cash equivalents	393	1,874	(16)	(377)	—	1,874
Cash and cash equivalents at beginning of period	575	809	19	1,164	—	2,567
Cash and cash equivalents at end of period	$968	$2,683	$3	$787	$—	$4,441

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2015
Cash flows from operating activities	$480	$975	$473	$171	$(1,019)	$1,080
Cash flows from (used in) investing activities:
Capital expenditures	—	(17)	—	(12)	3	(26)
Return of intercompany investments	185	10	184	—	(379)	—
Other, net	—	1	8	11	(19)	1
Net cash flows from (used in) investing activities	185	(6)	192	(1)	(395)	(25)
Cash flows (used in) from financing activities:
Dividends paid on common stock	(356)	(461)	(479)	(65)	1,005	(356)
Repurchase of common stock	(32)	—	—	—	—	(32)
Borrowings under revolving credit facility	300	—	—	—	—	300
Repayments of borrowings under revolving credit facility	(300)	—	—	—	—	(300)
Excess tax benefit on stock-based compensation	14	—	—	—	—	14
Dividends paid on preferred stock	(11)	—	—	—	11	—
Distribution of equity	—	(184)	(185)	(10)	379	—
Other, net	(11)	—	—	(8)	19	—
Net cash flows used in financing activities	(396)	(645)	(664)	(83)	1,414	(374)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(32)	—	(32)
Net change in cash and cash equivalents	269	324	1	55	—	649
Cash and cash equivalents at beginning of period	102	327	3	534	—	966
Cash and cash equivalents at end of period	$371	$651	$4	$589	$—	$1,615

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
March 31, 2016
Assets
Cash and cash equivalents	$968	$2,683	$3	$787	$—	$4,441
Short-term investments	—	14	—	—	—	14
Accounts receivable	—	38	—	42	—	80
Accounts receivable, related party	—	31	—	—	—	31
Other receivables	72	26	17	4,994	(5,079)	30
Inventories	—	912	—	748	(2)	1,658
Deferred income taxes, net	7	884	1	100	—	992
Other current assets	11	229	—	43		283
Total current assets	1,058	4,817	21	6,714	(5,081)	7,529
Property, plant and equipment, net	3	805	—	461	—	1,269
Trademarks and other intangible assets, net	—	342	—	29,119	—	29,461
Goodwill	—	3,453	9,853	2,687	—	15,993
Long-term intercompany notes receivable	1,562	—	82	159	(1,803)	—
Investment in subsidiaries	37,154	22,724	24,244	—	(84,122)	—
Other assets and deferred charges	165	650	12	13	(684)	156
Total assets	$39,942	$32,791	$34,212	$39,153	$(91,690)	$54,408
Liabilities and shareholders’ equity
Accounts payable	$3	$116	$—	$19	$—	$138
Tobacco settlement accruals	—	3,268	—	178	—	3,446
Due to related party	—	2	—	—	—	2
Deferred revenue, related party	—	25	—	—	—	25
Current maturities of long-term debt	417	86	—	—	—	503
Dividends payable on common stock	599	—	—	—	—	599
Income taxes payable	1,766	46	—	51	(3)	1,860
Other current liabilities	2,858	2,978	52	222	(5,079)	1,031
Total current liabilities	5,643	6,521	52	470	(5,082)	7,604
Long-term intercompany notes payable	159	—	—	1,644	(1,803)	—
Long-term debt (less current maturities)	12,886	327	—	—	—	13,213
Deferred income taxes, net	—	1	—	10,965	(681)	10,285
Long-term retirement benefits (less current portion)	52	1,707	29	129	—	1,917
Other noncurrent liabilities	39	164	—	23	—	226
Shareholders’ equity	21,163	24,071	34,131	25,922	(84,124)	21,163
Total liabilities and shareholders’ equity	$39,942	$32,791	$34,212	$39,153	$(91,690)	$54,408

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
December 31, 2015
Assets
Cash and cash equivalents	$575	$809	$19	$1,164	$—	$2,567
Short-term investments	—	149	—	—	—	149
Accounts receivable	—	48	—	20	—	68
Accounts receivable, related party	—	38	—	—	—	38
Other receivables	70	30	17	4,890	(4,972)	35
Inventories	—	941	—	797	(4)	1,734
Deferred income taxes, net	14	928	1	89	—	1,032
Other current assets	116	236	—	212	—	564
Total current assets	775	3,179	37	7,172	(4,976)	6,187
Property, plant and equipment, net	3	792	—	460	—	1,255
Trademarks and other intangible assets, net	—	346	—	29,121	—	29,467
Goodwill	—	3,453	9,853	2,687	—	15,993
Long-term intercompany notes receivable	1,583	—	90	169	(1,842)	—
Investment in subsidiaries	37,151	23,199	24,276	—	(84,626)	—
Other assets and deferred charges	175	783	13	9	(750)	230
Total assets	$39,687	$31,752	$34,269	$39,618	$(92,194)	$53,132
Liabilities and shareholders’ equity
Accounts payable	$2	$146	$—	$31	$—	$179
Tobacco settlement accruals	—	2,673	—	143	—	2,816
Due to related party	—	9	—	—	—	9
Deferred revenue, related party	—	33	—	—	—	33
Current maturities of long-term debt	420	86	—	—	—	506
Dividends payable on common stock	514	—	—	—	—	514
Other current liabilities	3,707	2,189	31	284	(4,977)	1,234
Total current liabilities	4,643	5,136	31	458	(4,977)	5,291
Long-term intercompany notes payable	169	—	—	1,673	(1,842)	—
Long-term debt (less current maturities)	16,522	327	—	—	—	16,849
Deferred income taxes, net	—	1	—	10,981	(746)	10,236
Long-term retirement benefits (less current portion)	57	2,036	30	142	—	2,265
Other noncurrent liabilities	44	182	—	13	—	239
Shareholders’ equity	18,252	24,070	34,208	26,351	(84,629)	18,252
Total liabilities and shareholders’ equity	$39,687	$31,752	$34,269	$39,618	$(92,194)	$53,132

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of RAI’s business, initiatives, critical accounting estimates and its consolidated results of operations and financial position. Following the overview and discussion of business initiatives, the critical accounting estimates disclose certain accounting estimates that are material to RAI’s results of operations and financial position for the periods presented in this report. The discussion and analysis of RAI’s results of operations compares the first quarter of 2016 with the first quarter of 2015. Disclosures related to liquidity and financial position complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial position and results of operations in conjunction with the financial information included in the condensed consolidated financial statements (unaudited).

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

In June 2015, RAI completed the Merger and Divestiture, which resulted in the acquisition of the premium cigarette brand, NEWPORT, which is the top selling menthol and second largest selling cigarette brand in the United States, and the divestiture of the WINSTON, KOOL and SALEM cigarette brands. The brands acquired and divested are included in the RJR Tobacco segment.

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

To achieve its strategy, RAI encourages the migration of adult smokers to smoke-free tobacco products and other products, which it believes aligns consumer preferences for new alternatives to traditional tobacco products in view of societal pressure to reduce smoking. RAI’s operating companies facilitate this migration through innovation, including the development of CAMEL Snus, heat-not-burn cigarettes, digital vapor cigarettes and nicotine replacement therapy technologies. RAI remains committed to maintaining high standards of corporate governance and business conduct in a high-performing culture.

RAI’s largest reportable operating segment, RJR Tobacco, is the second largest tobacco company in the United States. RJR Tobacco’s brands include three of the top four best-selling cigarettes in the United States: NEWPORT, CAMEL and PALL MALL. These brands, and its other brands, including DORAL, MISTY and CAPRI are manufactured in a variety of styles and marketed in the United States. As part of its total tobacco strategy, RJR Tobacco offers a smoke-free tobacco product, CAMEL Snus.  RJR Tobacco manages contract manufacturing of cigarettes and tobacco products through arrangements with BAT affiliates, and manages the export of tobacco products to U.S. territories, U.S. duty-free shops and U.S. overseas military bases. RJR Tobacco also manages the super-premium cigarette brands, DUNHILL and STATE EXPRESS 555, which are licensed from BAT.

Santa Fe manufactures and markets super-premium cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand in the United States.

American Snuff is the second largest smokeless tobacco products manufacturer in the United States. American Snuff’s primary brands include its largest selling moist snuff brands, GRIZZLY and KODIAK.

RJR Tobacco

RJR Tobacco primarily conducts business in the highly competitive U.S. cigarette market, which has a few large manufacturers and many smaller participants. The international rights to substantially all of RJR Tobacco’s brands were sold in 1999 to JTI, and no international rights were acquired in connection with the B&W business combination in 2004 or the Merger in 2015. The U.S. cigarette market is a mature market in which overall adult consumer demand has declined since 1981, and is expected to continue to decline. Profitability of the U.S. cigarette industry and RJR Tobacco continues to be adversely impacted by decreases in consumption, increases in state excise taxes and governmental regulations and restrictions, such as marketing limitations, product standards and ingredients legislation.

RJR Tobacco’s cigarette brand portfolio strategy is based upon two brand categories: drive and other. The drive brands consist of two premium brands, NEWPORT and CAMEL, and the largest traditional value brand, PALL MALL. Although these three brands are managed for long-term market share and profit growth, NEWPORT and CAMEL will continue to receive the most significant equity support. The other brand category includes the premium brand CAPRI, and the value brands DORAL and MISTY, along with other smaller brands, all of which receive limited marketing support and are managed to maximize near-term profitability. The key objectives of the overall portfolio strategy are designed to focus on the long-term market share growth of the drive brands while managing the other brands for long-term sustainability and profitability. Consistent with that strategy, RJR Tobacco continues to evaluate some of its non-core cigarette styles for potential elimination.

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

RJR Tobacco is committed to building and maintaining a portfolio of profitable brands. RJR Tobacco’s marketing programs are designed to strengthen brand image, build brand awareness and loyalty, and switch adult smokers of competing brands to RJR Tobacco brands. In addition to building strong brand equity, RJR Tobacco’s marketing approach utilizes a retail pricing strategy, including discounting at retail, to defend certain brands’ shares of market against competitive pricing pressure. RJR Tobacco’s competitive pricing methods may include list price changes, discounting programs, such as retail and wholesale buydowns, periodic price reductions, off-invoice price reductions, dollar-off promotions and consumer coupons. Retail buydowns refer to payments made to the retailer to reduce the price that consumers pay at retail. Consumer coupons are distributed by a variety of methods.

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

In contrast to the declining U.S. cigarette market, U.S. moist snuff shipments to retail grew approximately 5.0% in the first three months of 2016. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both.

American Snuff faces significant competition in the smokeless tobacco category. Similar to the cigarette market, competition is based primarily on brand positioning and price, as well as product attributes and packaging, consumer loyalty, promotions, advertising and retail presence.

All Other

RJR Vapor is the marketer of VUSE Digital Vapor Cigarette, manufactured on its behalf by RJR Tobacco. The national expansion of VUSE was completed in early 2015, and VUSE is now available in more than 110,000 retail outlets across the United States. VUSE is now the top-selling vapor product in convenience/gas stores, and its innovative digital technology is designed to deliver a consistent flavor and vapor experience. In March 2016, RJR Vapor introduced its VUSE FOB power unit. The next-level VUSE FOB, which integrates Bluetooth® technology, offers an on-device display with information about battery and cartridge levels. When paired with the VUSE App, the device can be locked. VUSE FOB is available online to adult tobacco consumers.

Niconovum USA, Inc. is a marketer of a nicotine replacement therapy gum, ZONNIC, which is available in about 33,000 retail outlets across the United States.  Niconovum AB is a marketer of nicotine replacement therapy products in Sweden under the ZONNIC brand name.

Sale of International Rights to the NATURAL AMERICAN SPIRIT Brand

On January 13, 2016, RAI, through the Sellers, completed the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with the international companies that distributed and marketed the brand outside the United States to JTI Holding in an all-cash transaction of approximately $5 billion.  The sale did not include the rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks in the U.S. market, U.S. duty-free locations, and U.S. territories or in U.S. military outlets, all of which were retained by SFNTC.  For additional information, see note 2 to condensed consolidated financial statements (unaudited).

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

RAI and its subsidiaries believe that they have valid bases for appeal of adverse verdicts in their pending cases and believe they have valid defenses to all actions and intend to defend all actions vigorously. RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against Reynolds Defendants or the loss of any particular claim concerning the use of smokeless tobacco products against American Snuff Co., when viewed on an individual case-by-case basis, is not probable or estimable, except for certain Engle Progeny cases described in “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in note 10 to condensed consolidated financial statements (unaudited).

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

State Settlement Agreements

RJR Tobacco (itself, and as successor by merger to Lorillard Tobacco) and SFNTC are participants in the MSA, and RJR Tobacco (itself, and as successor by merger to Lorillard Tobacco) is a participant in the other state settlement agreements. Their obligations and the related expense charges under these agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share, their operating profits and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges to RJR Tobacco and SFNTC under these agreements is recorded in cost of products sold as the products are shipped. Included in these adjustments is an NPM Adjustment that potentially reduces the annual payment obligation of RJR Tobacco, SFNTC and other PMs. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated. American Snuff Co. is not a participant in the State Settlement Agreements. For additional information related to historical and expected settlement expenses and payments under the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements—Enforcement and Validity; Adjustments” in note 10 to condensed consolidated financial statements (unaudited).

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

Because pension and other postretirement obligations ultimately will be settled in future periods, the determination of annual benefit cost (credit) and liabilities is subject to estimates and assumptions. RAI reviews these assumptions annually or coincidental with a major event based on historical experience and expected future trends and modifies them as needed. Demographic assumptions such as termination of employment, mortality or retirement are reviewed periodically as expectations change.

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

Intangible Assets

Intangible assets include goodwill, trademarks and other intangible assets. The determination of fair value involves considerable estimates and judgment. Goodwill, trademarks and other intangible assets with indefinite lives are tested annually for impairment in the fourth quarter or more frequently if events and circumstances indicate that an impairment may have occurred.

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

For information on assets and liabilities recorded at fair value, see notes 3 and 9 to condensed consolidated financial statements (unaudited).

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

The financial statements reflect management’s best estimate of RAI’s current and deferred tax liabilities and assets. Future events, including, but not limited to, additional resolutions with taxing authorities could have an impact on RAI’s current estimate of tax liabilities, realization of tax assets and effective income tax rate. For information on income taxes, see note 7 to condensed consolidated financial statements (unaudited).

Recently Adopted and Issued Accounting Pronouncements

For information relating to recently adopted and issued accounting pronouncements, see note 1 to condensed consolidated financial statements (unaudited).

Results of Operations

The results of operations below reflect the Merger and Divestiture that occurred on June 12, 2015. As a result, RJR Tobacco’s net sales and operating income include the WINSTON, KOOL and SALEM brands only for the three months ended March 31, 2015, and the NEWPORT, KENT, OLD GOLD and TRUE brands for the three months ended March 31, 2016. All Other net sales and operating income include SFRTI and the various foreign subsidiaries affiliated with SFRTI, until the date of their sale on January 13, 2016.

	For the Three Months Ended March 31,
	2016	2015	% Change
Net sales(1):
RJR Tobacco	$2,411	$1,608	49.9%
Santa Fe	218	171	27.5%
American Snuff	216	201	7.5%
All Other	72	77	(6.5)%
Net sales	2,917	2,057	41.8%
Cost of products sold(1)(2)	1,165	850	37.1%
Selling, general and administrative expenses	465	511	(9.0)%
Gain on divestiture	(4,861)	—	NM (3)
Amortization expense	6	3	100.0%
Operating income (loss):
RJR Tobacco	1,107	588	88.3%
Santa Fe	123	92	33.7%
American Snuff	133	118	12.7%
All Other	(34)	(61)	44.3%
Gain on divestiture	4,861	—	NM (3)
Corporate expense	(48)	(44)	9.1%
Operating income	$6,142	$693	NM (3)

(1)	Excludes excise taxes of:

	For the Three Months Ended March 31,
	2016	2015
RJR Tobacco	$948	$702
Santa Fe	65	53
American Snuff	13	13
All Other	4	72
	$1,030	$840
(2)	See below for further information related to the State Settlement Agreements and FDA user fees included in cost of products sold.
(3)	Percentage of change not meaningful.

In the following discussion, the amounts presented in the operating companies’ shipment volume and share tables are rounded on an individual basis and, accordingly, may not sum in the aggregate. Percentages are calculated on unrounded numbers.

RJR Tobacco

Net Sales

Domestic cigarette shipment volume, in billions of units for RJR Tobacco and the industry, was as follows:

	For the Three Months Ended March 31,
	2016	2015	% Change
RJR Tobacco:
Drive brands:
NEWPORT	8.1	—	NM(1)
CAMEL	4.8	4.9	(2.8)%
PALL MALL	4.5	4.8	(4.8)%
Total RJR Tobacco drive brands	17.4	9.7	80.2%
Other brands	1.4	4.3	(66.4)%
Total RJR Tobacco domestic cigarette shipment volume	18.8	13.9	35.1%
Total premium	13.3	8.2	62.7%
Total value	5.5	5.8	(4.0)%
Premium/total mix	70.6%	58.7%
Industry(2):
Premium	44.8	44.1	1.4%
Value	16.7	17.2	(2.4)%
Total industry domestic cigarette shipment volume	61.5	61.3	0.4%
Premium/total mix	72.8%	72.0%

(1)	Percentage of change not meaningful.
(2)	Based on information from Management Science Associates, Inc., referred to as MSAi.

RJR Tobacco’s net sales are dependent upon its cigarette shipment volume in a declining market, premium versus value-brand mix and list pricing, offset by promotional spending, trade incentives and federal and state excise taxes.

RJR Tobacco’s net sales for the three months ended March 31, 2016, increased compared with the prior-year quarter, primarily due to higher volume and favorable product mix of $765 million and higher net pricing of $46 million. The increase reflects the impact of the acquisition of the NEWPORT brand and is partially offset by the divestiture of the WINSTON, KOOL and SALEM brands.

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

The shares of RJR Tobacco’s cigarette brands as a percentage of total share of U.S. cigarette shipments to retail outlets, referred to as STR data, based on information submitted by wholesale locations and processed and managed by MSAi(1) (2), were as follows:

	For the Three Months Ended
	March 31, 2016	December 31, 2015	Share Point Change	March 31, 2015	Share Point Change
Drive brands:
NEWPORT	14.0%	13.7%	0.3	13.4%	0.6
CAMEL	8.2%	8.1%	0.1	8.4%	(0.2)
PALL MALL	7.8%	7.9%	(0.1)	8.1%	(0.3)
Total drive brands	30.0%	29.7%	0.3	29.9%	0.2
Other brands	2.5%	2.5%	(0.0)	2.7%	(0.2)
Total RJR Tobacco domestic cigarette share of retail shipments	32.5%	32.2%	0.3	32.6%	(0.0)

(1)

Beginning with the second quarter of 2015, RJR Tobacco began reporting market share information based on STR data, instead of information based on a sampling of retail cigarette sales, referred to as retail scan data.  Management believes that STR data more accurately reflects marketplace performance across all channels of trade. All share information has been restated to reflect STR data. You should not rely on the STR data reported by MSAi as being a precise measurement of actual market share as the shipments to retail outlets do not reflect actual consumer sales and do not track all volume and trade channels. Accordingly, the STR data for RJR Tobacco and its brands may overstate or understate their actual market share. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

(2)

The universe of industry participants that MSAi uses to estimate RJR Tobacco’s cigarette shipments to retail market share has been revised to reflect the new universe of direct customers as a result of the Merger. The revision results in higher absolute share levels in 2015 on some of RJR Tobacco’s brands, but does not affect overall share trends. Prior-year market share data has been restated on this basis for comparison purposes.

The retail share of market of NEWPORT, at 14.0 share points, was up 0.6 share points compared with the prior-year quarter in the highly competitive U.S. cigarette category. NEWPORT’s cigarette market share continued to be favorably impacted by its strength in the menthol category, as well as its continued momentum in the non-menthol category.

The retail share of market of CAMEL, at 8.2 share points, was down 0.2 share points compared with the prior-year quarter in the highly competitive U.S. cigarette category. CAMEL’s cigarette market share demonstrated relatively stable performance in the quarter across its non-menthol styles as well as its menthol styles that offer its innovative capsule technology in CAMEL Crush.  CAMEL Crush styles provide adult smokers the choice of switching from non-menthol to menthol.  CAMEL’s shipments to retail share comparison was negatively impacted in the quarter by the removal of certain CAMEL styles deemed by the FDA in late 2015 as not substantially equivalent.  CAMEL SNUS, a smoke-free tobacco product, continues to lead the U.S. snus category with a market share of approximately 75%.

PALL MALL, a product that offers a high quality, longer-lasting cigarette at a value price, continues to attract interest from adult tobacco consumers. PALL MALL’s first-quarter market share of 7.8% was down 0.3 share points compared with the prior-year quarter due to continued competitive pressure.

The combined share of market of RJR Tobacco’s drive brands during the first quarter of 2016 was up slightly compared with the same period in 2015. RJR Tobacco’s total cigarette market share was down slightly from the prior-year quarter, primarily driven by decreases in the company’s other brands, consistent with its strategy of focusing on drive brands.

Operating Income

RJR Tobacco’s operating income for the three-month period ended March 31, 2016, was favorably impacted by higher volume, higher cigarette pricing and favorable product mix, partially offset by expenses associated with Engle Progeny litigation.

RJR Tobacco’s expenses under the State Settlement Agreements and its FDA user fees included in cost of products sold were:

	For the Three Months Ended March 31,
	2016	2015
State Settlement Agreements	$596	$365
FDA user fees	46	32

The increase in expenses under the State Settlement Agreements is attributable primarily to the 35% increase in the volume of cigarettes sold as a result of the Merger. Expenses under the State Settlement Agreements are expected to be approximately $2.7 billion in 2016, subject to adjustment for changes in volume and other factors. Pursuant to the Term Sheet, RJR Tobacco will receive credits with respect to its NPM Adjustment claims to be applied against annual payments under the MSA through 2018.

As a result of meeting the performance requirements associated with the Term Sheet, RJR Tobacco recognized credits of $69 million and $65 million for the three months ended March 31, 2016 and 2015, respectively. RJR Tobacco expects to recognize additional credits through 2017.

In September 2013, an arbitration panel ruled six states had not diligently enforced their qualifying statutes in 2003 related to the NPM Adjustment.  Certain findings by the arbitration panel against four of these states are currently in litigation and as such, the full amount of recovery from these states is uncertain. For the amounts that were certain and estimable, RJR Tobacco recognized $70 million as a reduction of cost of products sold for the three months ended March 31, 2015. No comparable amounts were recognized in the quarter ended March 31, 2016.

In October 2015, RJR Tobacco and certain other PMs entered into the NY Settlement Agreement to settle certain claims related to the MSA NPM Adjustment. The NY Settlement Agreement resolved NPM Adjustment claims related to payment years from 2004 through 2014, providing RJR Tobacco with credits of approximately $285 million, plus interest, subject to meeting various performance obligations. These credits will be applied against annual payments under the MSA over a four-year period, commencing with the annual MSA payment due in April 2016. In addition, the NY Settlement Agreement put in place a new method to determine future adjustments from 2015 forward as to New York. RJR Tobacco recognized credits of $22 million as a reduction to cost of products sold for the three months ended March 31, 2016.

For additional information, see “— Cost of Products Sold” in note 1 and “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements—Enforcement and Validity; Adjustments” in note 10 to condensed consolidated financial statements (unaudited).

Expenses for FDA user fees are expected to be approximately $170 million to $200 million in 2016. For additional information, see “— Governmental Activity” below.

Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. RJR Tobacco’s product liability defense costs were $58 million and $50 million for the three months ended March 31, 2016 and 2015, respectively.

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

Numerous factors affect product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial, that is, with active discovery and motions practice. See “— Litigation Affecting the Cigarette Industry — Overview” in note 10 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and type of cases pending, and “— Litigation Affecting the Cigarette Industry — Overview — Scheduled Trials” in note 10 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and nature of cases in trial and scheduled for trial through March 31, 2017.

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

Santa Fe

Net Sales

Domestic cigarette shipment volume, in billions of units, for Santa Fe was as follows:

	For the Three Months Ended March 31,
	2016	2015	% Change
NATURAL AMERICAN SPIRIT	1.2	1.0	22.1%

Santa Fe’s net sales for the three-month period ended March 31, 2016, increased compared with the prior-year period, primarily due to higher volume and net pricing.

Market Share

The shares of Santa Fe’s NATURAL AMERICAN SPIRIT brand as a percentage of total share of U.S. cigarette STR data from MSAi(1) (2), were as follows:

	For the Three Months Ended
	March 31, 2016	December 31, 2015	Share Point Change	March 31, 2015	Share Point Change
NATURAL AMERICAN SPIRIT	2.0%	2.0%	0.1	1.7%	0.3

(1)

Beginning with the second quarter of 2015, Santa Fe began reporting market share information based on STR data, instead of information based on a sampling of retail scan data. Management believes that STR data more accurately reflects marketplace performance across all channels of trade. All share information has been restated to reflect STR data. You should not rely on the STR data reported by MSAi as being a precise measurement of actual market share as the shipments to retail outlets do not reflect actual consumer sales and do not track all volume and trade channels. Accordingly, the STR data for Santa Fe’s NATURAL AMERICAN SPIRIT brand may overstate or understate the actual market share. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

(2)

The universe of industry participants that MSAi uses to estimate Santa Fe’s cigarette shipments to retail market share has been revised to reflect the new universe of direct customers as a result of the Merger. The revision results in higher absolute share levels in 2015 on Santa Fe’s brand, but does not affect overall share trends. Prior-year market share data has been restated on this basis for comparison purposes.

NATURAL AMERICAN SPIRIT continues to be the fastest growing super-premium cigarette brand in the industry as the product resonates with adult tobacco consumers looking for an authentic brand founded on principles of quality.

Operating Income

Santa Fe’s operating income for the three month period ended March 31, 2016, increased as compared with the prior-year period primarily due to higher volume and net pricing.

Santa Fe’s expenses under the State Settlement Agreements and its FDA user fees included in cost of products sold were:

	For the Three Months Ended March 31,
	2016	2015
State Settlement Agreements	$34	$28
FDA user fees	3	2

Expenses under the MSA are expected to be approximately $150 million to $180 million in 2016, subject to adjustment for changes in volume and other factors. Pursuant to the Term Sheet, SFNTC will receive credits with respect to its NPM Adjustment claims to be applied against annual payments under the MSA through 2017.

As a result of meeting the performance requirements associated with the Term Sheet, Santa Fe recognized credits of approximately $1 million for each of the three months ended March 31, 2016 and 2015. Santa Fe expects to recognize additional credits through 2016.

In October 2015, SFNTC and certain other PMs entered into the NY Settlement Agreement to settle certain claims related to the MSA NPM Adjustment. The NY Settlement Agreement resolves NPM Adjustment claims related to payment years from 2004 through 2014 and puts in place a new method to determine future adjustments from 2015 forward as to New York. SFNTC will receive credits, currently estimated to total approximately $5 million, plus interest, with respect to its NPM Adjustment claims for the periods 2004 through 2014. These credits will be applied against annual payments under the MSA over a four-year period. Santa Fe will recognize additional credits through 2018, subject to meeting various performance obligations associated with the NY Settlement Agreement.

For additional information, see “— Cost of Products Sold” in note 1 and “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements—Enforcement and Validity; Adjustments” in note 10 to condensed consolidated financial statements (unaudited).

American Snuff

Net Sales

The moist snuff shipment volume, in millions of cans, for American Snuff was as follows:

	For the Three Months Ended March 31,
	2016	2015	% Change
GRIZZLY	111.3	107.1	3.9%
Other	10.0	10.4	(3.7)%
Total American Snuff moist snuff shipment volume	121.4	117.5	3.3%

American Snuff’s net sales for the three month period ended March 31, 2016, increased compared with the same prior-year period primarily due to higher net pricing and higher moist snuff volume.

Market Share

Moist snuff has been the key driver to American Snuff’s overall growth and profitability within the U.S. smokeless tobacco market. Moist snuff accounted for approximately 91% of American Snuff’s revenue for the three months ended March 31, 2016, compared with approximately 90% for the three months ended March 31, 2015. U.S. moist snuff industry retail shipment volume grew by approximately 5.0% in the first quarter of 2016 compared with the same period in 2015 while American Snuff’s retail shipment volume grew by approximately 5.5% over the same period.

The shares of American Snuff’s moist snuff brands as a percentage of total share of U.S. moist snuff STR data according to MSAi(1) (2), were as follows:

	For the Three Months Ended
	March 31, 2016	December 31, 2015	Share Point Change	March 31, 2015	Share Point Change
GRIZZLY	30.8%	30.9%	(0.2)	30.3%	0.4
Other	2.6%	2.8%	(0.1)	2.8%	(0.2)
Total American Snuff moist snuff share of retail shipments	33.4%	33.7%	(0.3)	33.1%	0.2

(1)

Beginning with the second quarter of 2015, American Snuff began reporting market share information based on STR data, instead of information based on a sampling of retail scan data.  Management believes that STR data more accurately reflects marketplace performance across all channels of trade. All share information has been restated to reflect STR data. You should not rely on the STR data reported by MSAi as being a precise measurement of actual market share as the shipments to retail outlets do not reflect actual consumer sales and do not track all volume and trade channels. Accordingly, the STR data for American Snuff and its brands may overstate or understate their actual market share.

(2)

The universe of industry participants that MSAi uses to estimate American Snuff’s moist snuff shipments to retail market share has been revised to reflect the new universe of direct customers as a result of the Merger. The revision results in higher absolute share levels in 2015 on some of American Snuff’s brands, but does not affect overall share trends. Prior-year market share data has been restated on this basis for comparison purposes.

GRIZZLY was up 0.4 share points in the first quarter of 2016, compared with the first quarter of 2015, led by growth in wintergreen styles and pouch offerings. To complement GRIZZLY’s range of product offerings and extend its market-leading position in wintergreen, the brand began expanding the GRIZZLY Dark Wintergreen style in early 2015. This style offers a differentiated and bolder wintergreen flavor, and is made from 100% American tobacco grown in Kentucky and Tennessee. GRIZZLY’s soft pouch design offers smokeless tobacco consumers a flavorful moist experience that is easy to use and comfortable in their mouth, leading it to be the fastest growing pouch brand.

Operating Income

American Snuff’s operating income for the three-month period ended March 31, 2016, increased as compared with the prior-year period primarily due to higher net pricing and volume.

All Other

RJR Vapor is the marketer of VUSE Digital Vapor Cigarette, manufactured on its behalf by RJR Tobacco. The national expansion of VUSE was completed in early 2015, and VUSE is now available in more than 110,000 outlets. VUSE is now the top-selling vapor product in convenience/gas stores, and its innovative digital technology is designed to deliver a consistent flavor and vapor experience. In March 2016, RJR Vapor introduced its VUSE FOB power unit. The next-level VUSE FOB, which integrates Bluetooth® technology, offers an on-device display with information about battery and cartridge levels. When paired with the VUSE App, the device can be locked. VUSE FOB is available online to adult tobacco consumers.

Niconovum USA, Inc. is a marketer of a nicotine replacement therapy gum, ZONNIC, which is available in about 33,000 outlets across the United States.  Niconovum AB is a marketer of nicotine replacement therapy products in Sweden under the ZONNIC brand name.

Gain on Divestiture

The results of operations of SFRTI were reported in All Other until their sale on January 13, 2016. SFRTI and various foreign subsidiaries affiliated with SFRTI distributed the NATURAL AMERICAN SPIRIT brand outside of the United States.  RAI, through the Sellers, completed the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with the international companies that distributed and marketed the brand outside the United States to JTI Holding in an all-cash transaction for approximately $5 billion in cash and recognized a pre-tax gain of approximately $4.9 billion. See note 2 for additional information.

RAI Consolidated

Interest and debt expense was $174 million for the three months ended March 31, 2016, compared with $91 million for the three months ended March 31, 2015. The change is primarily due to interest on the new notes issued to fund a portion of the Merger and on the notes assumed in connection with the Lorillard Tobacco Merger. RAI expects that interest expense will be lower in future quarters due to the repurchase and redemption of approximately $3.6 billion of outstanding notes in the first quarter of 2016.

Other income (expense), net was an expense of $252 million for the three months ended March 31, 2016, compared with income of $17 million for the three months ended March 31, 2015. The change is attributable primarily to approximately $239 million in losses and other fees related to the cash tender offer and the redemption of notes in the first quarter of 2016.

Provision for income taxes was $2.2 billion, for an effective rate of 37.7%, for the three months ended March 31, 2016, compared with $231 million, for an effective rate of 37.3%, for the three months ended March 31, 2015. The effective tax rate for the three months ended March 31, 2016, was primarily impacted by the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with the international companies that distributed and marketed the brand outside the United States. The effective tax rate for the three months ended March 31, 2015, was unfavorably impacted by an increase in tax attributable to nondeductible costs related to the Merger, partially offset by a decrease in tax attributable to a reduction in state income taxes.

The effective tax rate for each period differed from the federal statutory rate of 35% due to the domestic manufacturing deduction of the American Jobs Creation Act of 2004, state income taxes and certain nondeductible items.

Liquidity and Financial Condition

Liquidity

The principal sources of liquidity for RAI’s operating subsidiaries’ businesses and operating needs are internally generated funds from their operations and intercompany loans and advances. The principal sources of liquidity for RAI, in turn, are proceeds from issuances of debt securities and the Credit Agreement described below under “— Credit Agreement,” as well as intercompany dividends and distributions. Cash flows from operating activities are believed to be sufficient for the foreseeable future to enable the operating subsidiaries to meet their obligations under the State Settlement Agreements, to make required debt-service payments, to fund their capital expenditures and to make payments to RAI that, when combined with RAI’s cash balances, proceeds from any financings and loans under the Credit Agreement, will enable RAI to make its required debt-service payments, make share repurchases as required by the Governance Agreement and pay dividends to its shareholders.

The negative impact, if any, on the sources of liquidity that could result from a decrease in demand for products due to short-term inventory adjustments by wholesale and retail distributors, changes in competitive pricing, adverse regulatory actions, increases in excise taxes, or adverse impacts from financial markets, cannot be predicted. RAI cannot predict its cash requirements or those of its subsidiaries related to any future settlements or judgments, including cash required to be held in escrow or to bond any appeals, if necessary, and RAI makes no assurance that it or its subsidiaries will be able to meet all of those requirements.

RAI’s operating companies monitor the liquidity of key suppliers and customers, and where liquidity concerns are identified, appropriate contingency or response plans are developed. During 2016, no business interruptions have occurred due to key supplier liquidity, and no liquidity issues were identified involving significant suppliers or customers.

RAI’s excess cash may be invested in money market funds, commercial paper, corporate debt securities, U.S. treasuries, U.S. and international government agencies and time deposits in major institutions to minimize risk. At present, RAI primarily invests cash in U.S. treasuries and U.S. government agencies.

As of March 31, 2016, RAI held investments in auction rate securities and a mortgage-backed security valued at $83 million. Adverse changes in financial markets prior to 2009 caused the auction rate securities and the mortgage-backed security to revalue lower than carrying value and become less liquid. The auction rate securities and mortgage-backed security will not become liquid until a successful auction occurs or a buyer is found. RAI intends, and has the ability, to hold these auction rate securities and the mortgage-backed security for a period of time sufficient to allow for sale, redemption or anticipated recovery in fair value. For additional information on these investments, see note 3 to condensed consolidated financial statements (unaudited).

Credit Agreement and Long-Term Debt

RAI Notes

As of March 31, 2016, the principal amount of RAI’s outstanding notes was $13.1 billion, with maturity dates ranging from 2016 to 2045. RAI, at its option, may redeem any or all of its outstanding notes, in whole or in part at any time, subject to the payment of a make-whole premium. Interest on the notes is payable semi-annually. At March 31, 2016, the principal amount of RAI’s current maturities of long-term debt was $415 million. See note 9 to condensed consolidated financial statements (unaudited) for additional information.

RJR Tobacco Notes

As of March 31, 2016, the principal amount of RJR Tobacco’s outstanding notes was $377 million, with maturity dates ranging from 2016 to 2041. Interest on the notes is payable semi-annually. At March 31, 2016, the principal amount of RJR Tobacco’s current maturities of long-term debt was $85 million. See note 9 to condensed consolidated financial statements (unaudited) for additional information relating to the RJR Tobacco notes.

Tender Offer and Redemption

Pursuant to its previously announced cash tender offer, RAI accepted for purchase $2.69 billion in aggregate principal amount of certain of its outstanding senior notes validly tendered and not validly withdrawn on or prior to 5 p.m., New York City time, on February 18, 2016. On February 22, 2016, RAI paid, with cash on hand, aggregate total consideration of $2.81 billion, including the early tender premium of $30 per $1,000 principal amount of tendered notes, but excluding accrued and unpaid interest, for such notes accepted for purchase.

On March 5, 2016, pursuant to its previously announced redemption call, RAI redeemed all $700 million outstanding aggregate principal amount of its 6.750% Senior Notes due 2017 and all $250 million outstanding aggregate principal amount of its 7.750% Senior Notes due 2018. See note 9 to condensed consolidated financial statements (unaudited) for additional information on the tender offer and redemption.

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

As of March 31, 2016, there were no outstanding borrowings and $8 million of letters of credit outstanding under the Credit Agreement.

Other

The lowering of RAI’s credit ratings, or concerns over such a lowering, could have an adverse impact on RAI’s ability to access the debt markets and could increase borrowing costs.

RAI, RJR Tobacco and their affiliates were in compliance with all covenants and restrictions imposed by RAI’s indebtedness and RJR Tobacco’s indebtedness, as the case may be, at March 31, 2016.

For additional information on the Credit Agreement and Long-term Debt, see note 8 and note 9, respectively, to condensed consolidated financial statements (unaudited).

Dividends

On February 10, 2016, RAI’s board of directors declared a quarterly cash dividend of $0.42 per common share, payable to shareholders of record as of March 10, 2016. The dividends were paid on April 1, 2016.

On an annualized basis, the dividend rate is $1.68 per common share. The dividend reflects RAI’s current policy of paying dividends to the holders of RAI’s common stock in an aggregate amount that is approximately 75% of RAI’s annual consolidated net income.

Share Repurchases

During the first three months of 2016, at a cost of $47 million, RAI purchased 927,803 shares of RAI common stock that were forfeited and cancelled with respect to tax liabilities associated with restricted stock units vesting under the Omnibus Plan.

During the first three months of 2016, in accordance with the Governance Agreement, at a cost of $78 million, RAI repurchased 1,534,313 shares of RAI common stock in open-market transactions.

Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased were cancelled at the time of purchase.

Capital Expenditures

RAI’s operating subsidiaries recorded cash capital expenditures of $43 million and $26 million for the first three months of 2016 and 2015, respectively. RAI’s operating subsidiaries plan to spend an additional $190 to $200 million for capital expenditures during the remainder of 2016, which amount includes ongoing investments related to the Merger. Other significant capital investments include upgrading corporate and manufacturing facilities and information management infrastructure. Capital expenditures are funded primarily by cash flows from operations. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of March 31, 2016.

Retirement Benefits

RAI disclosed in its financial statements for the year ended December 31, 2015, that it expects to contribute $335 million to its pension plans in 2016, of which $327 million was contributed during the first three months of 2016.

Litigation and Settlements

Reynolds Defendants have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. For further discussion of specific cases, see note 10 to condensed consolidated financial statements (unaudited). Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of March 31, 2016, RJR Tobacco had paid approximately $126 million since January 1, 2014, related to unfavorable smoking and health litigation judgments.

RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2016 contains accruals for the following Engle Progeny cases: Hiott, Starr-Blundell, Clayton, Ward, Hallgren, Cohen, Sikes, Thibault, Buonomo, Cheeley and Ciccone. RJR Tobacco paid approximately $5 million in satisfaction of the judgment in the Ballard case on February 19, 2016. RJR Tobacco also paid approximately $4.9 million in satisfaction of the judgment in the Taylor case on January 19, 2016. Other accruals include an amount for the estimated costs of the corrective communications in the U.S. Department of Justice case and an amount for the settlement of the Sateriale case. For additional information related to litigation, see note 10 to condensed consolidated financial statements (unaudited).

Litigation is subject to many uncertainties, and generally it is not possible to predict the outcome of the litigation pending against Reynolds Defendants, or to reasonably estimate the amount or range of any possible loss, except for the cases noted above. Moreover, notwithstanding the quality of defenses available to Reynolds Defendants in tobacco-related litigation matters, it is possible that RAI’s consolidated results of operations, cash flows or financial position could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters or difficulties in obtaining the bonds required to stay execution of judgments on appeal.

In 1998, RJR Tobacco, Lorillard Tobacco, B&W, SFNTC and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. The State Settlement Agreements impose a perpetual stream of future payment obligations on RJR Tobacco, SFNTC and the other major U.S. cigarette manufacturers, and place significant restrictions on their ability to market and sell cigarettes in the future. For additional information related to historical and expected settlement expenses and payments under the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry —State Settlement Agreements—Enforcement and Validity; Adjustments” in note 10 to condensed consolidated financial statements (unaudited). The State Settlement Agreements have materially adversely affected RJR Tobacco’s shipment volumes. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial position of RAI and RJR Tobacco in future periods.

In 2012, RJR Tobacco, Lorillard Tobacco, certain other PMs, including SFNTC, and certain settling states entered into a Term Sheet that sets forth the terms on which accrued and potential NPM Adjustment claims for 2003 through 2012 could be resolved. The

Term Sheet also sets forth a restructured NPM Adjustment process to be applied on a going-forward basis, starting with the 2013 volume year.

Subsequently, five additional states joined the Term Sheet, some on terms that were marginally more favorable to the PMs than those of the original signatories. The signatories to the Term Sheet represent an allocable share of 49.87%. The Term Sheet is binding on all signatories.

Credits are recognized when RJR Tobacco and Santa Fe meet the performance requirements associated with the Term Sheet. Credits recognized in a given year are available to offset the payments made in April of the following year.

In September 2013, an arbitration panel ruled six states had not diligently enforced their qualifying statutes in 2003 related to the NPM Adjustment.  Certain findings by the arbitration panel against four of these states are currently in litigation and as such, the full amount of recovery from these states is uncertain. For the amounts that were certain and estimable, RJR Tobacco and Santa Fe, collectively, recognized $70 million as a reduction of cost of products sold in the quarter ended March 31, 2015. No comparable amounts were recognized in the quarter ended March 31, 2016.

In October 2015, RJR Tobacco, SFNTC and certain other PMs entered into the NY Settlement Agreement to settle certain claims related to the MSA NPM Adjustment. The NY Settlement Agreement resolved NPM Adjustment claims related to payment years from 2004 through 2014, providing RJR Tobacco and SFNTC, collectively, with credits of approximately $290 million, plus interest, subject to meeting various performance obligations. These credits will be applied against annual payments under the MSA over a four-year period, commencing with the annual MSA payment due in April 2016. In addition, the NY Settlement Agreement put in place a new method to determine future adjustments from 2015 forward as to New York. For additional information related to this litigation and its potential resolution, see “— Cost of Products Sold” in note 1 and “— Litigation Affecting the Cigarette Industry — State Settlement Agreements—Enforcement and Validity; Adjustments”, in note 10 to condensed consolidated financial statements (unaudited).

Governmental Activity

The marketing, sale, taxation and use of tobacco products have been subject to substantial regulation by government and health officials for many years. Various state governments have adopted or are considering, among other things, legislation and regulations that would:

•	significantly increase their taxes on all tobacco products;
•	restrict displays, advertising and sampling of tobacco products;
•	raise the minimum age to possess or purchase tobacco products;
•	restrict or ban the use of menthol in cigarettes or prohibit mint or wintergreen as a flavor in smokeless tobacco products and vapor products;
•	require the disclosure of ingredients used in the manufacture of tobacco products;
•	require the disclosure of nicotine yield information for cigarettes;
•	impose restrictions on smoking and vaping in public and private areas; and
•	restrict the sale of tobacco products directly to consumers or other unlicensed recipients, including by mail or over the Internet.

Together with substantial increases in state and federal taxes on tobacco products, and the granting to the FDA of broad authority over the manufacture, sale, marketing and packaging of tobacco products, these developments have had and will likely continue to have an adverse effect on the sale of tobacco products. Products that are alternatives to traditional tobacco products also have become subject to increasing regulation. For example, in addition to the anticipated regulation by the FDA of e-cigarettes, as described below, various states have adopted, or are considering adoption of, taxes on e-cigarettes as well as restrictions on the promotion and distribution of e-cigarettes, and tamper resistant and child resistant packaging requirements for e-cigarettes.

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

On February 9, 2016, President Obama released a budget in which he proposed increasing the federal excise tax: on a pack of cigarettes from $1.01 to $1.95; for snuff from $1.51 per pound to $2.93 per pound; and for chewing tobacco from $0.5033 per pound to $0.98 per pound. These proposed tax increases would fund a new initiative for pre-kindergarten education for lower-income children. RAI’s management believes that such tax increases would have an adverse impact on the sale of tobacco products by RAI’s operating companies and could have a material adverse effect on the results of operations, cash flows or financial position of RAI, including impairment of the value of its operating subsidiaries’ trademarks.

The 2009 federal excise tax increase on tobacco products increased taxes on ready-made cigarettes, such as those made by RJR Tobacco and SFNTC, at a much higher rate than taxes on loose tobacco. As a result of that tax disparity, the number of retailers selling loose tobacco and operating roll-your-own machines, allowing consumers to convert the loose tobacco into finished cigarettes, greatly increased following the 2009 federal tax hike on tobacco products. On July 6, 2012, President Obama signed into law a provision classifying retailers which operate roll-your-own machines as cigarette manufacturers, and thus requiring those retailers to pay the same tax rate as other cigarette manufacturers. As of March 31, 2016, 26 states also had passed legislation classifying retailers operating roll-your-own machines as cigarette manufacturers.

All states and the District of Columbia currently impose cigarette excise taxes at levels ranging from $0.17 per pack in Missouri to $4.35 per pack in New York. As of December 31, 2015 and March 31, 2016, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $1.34 and $1.33, respectively. Certain city and county governments, such as New York, Philadelphia and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions. During the first quarter of 2016, 17 states proposed legislation to increase cigarette excise taxes, with legislation being enacted in one state (Louisiana), failing in six states and remaining pending, as of March 31, 2016, in ten states.

Six states now require NPMs to pay a fee on each pack of cigarettes sold in their respective states, ranging from $0.25 per pack in Alaska to $0.55 per pack in Texas.

The Texas equity fee has been challenged by a coalition of small tobacco manufacturers. This group asserts that the Texas fee violates the Texas Constitution’s “Equal and Uniform” Clause, as well as the Equal Protection and Due Process Clauses of the U.S. Constitution. On November 15, 2013, a state trial court in Texas declared the equity fee unconstitutional and enjoined the state from “assessing, collecting, and enforcing” the fee. The State of Texas appealed the court’s order. In doing so, enforcement of the trial court’s order, including the injunction, is suspended. On August 15, 2014, the three-judge panel unanimously affirmed the ruling, and on October 29, 2014, the State of Texas filed its petition for review with the Texas Supreme Court. On April 1, 2016, the Texas Supreme Court reversed the Texas Court of Appeals, and ruled that the Texas equity fee legislation does not violate the Equal and Uniform Clause of the Texas Constitution. The Texas Supreme Court remanded the case back to the Texas Court of Appeals for that court to consider the non-settling manufacturers’ remaining challenges to the equity fee.

Forty-nine states and the District of Columbia also subject smokeless tobacco products to excise taxes. The Commonwealth of Pennsylvania is considering such a tax during its 2016 legislative session.  As of March 31, 2016:

•	26 states taxed moist snuff on an ad valorem basis, at rates ranging from 5% in South Carolina to 210% in Massachusetts;
•	21 states and the District of Columbia had weight-based taxes on moist snuff, ranging from $0.02 for cans weighing between 5/8 of an ounce and 1 5/8 ounces in Alabama to $2.02 per ounce in Maine; and
•

two states imposed a unit tax on moist snuff: Kentucky, with a tax of $0.19 per unit, and Washington, with a tax of $2.526 per unit for units weighing 1.2 ounces or less and a proportionate amount above that weight. In addition, Minnesota imposed a tax on moist snuff at a rate equal to the greater of (1) 95% of the wholesale price and (2) generally, the tax equal to the rate imposed on a pack of 20 cigarettes.

During the first three months of 2016, 15 states proposed legislation to increase excise taxes on smokeless tobacco products, with such legislation failing in three states and remaining pending, as of March 31, 2016, in 12 states.

As of March 31, 2016, three states and the District of Columbia imposed a tax on vapor products, such as e-cigarettes, as follows:  Minnesota, which taxes vapor products at the same rate as it taxes smokeless tobacco products; Louisiana and North Carolina, which tax vapor products at the rate of $0.05 per fluid milliliter; and the District of Columbia, which taxes vapor products on an ad valorem basis at a 70% rate. Effective July 1, 2016, Kansas will tax vapor products at a rate of $0.20 per fluid milliliter.  Further, during the first three months of 2016, 18 states proposed taxes on vapor products, including, in some cases, implementing a tax on a per fluid milliliter basis, taxing vapor products on the same basis as “other tobacco products” and, in other cases, taxing vapor products at a rate equivalent to cigarette excise taxes.  Such legislation failed in five states, and, as of March 31, 2016, remained pending in 13 states.

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

•

in April 2012, the FDA issued draft guidance on: (1) the reporting of harmful and potentially harmful constituents in tobacco products and tobacco smoke pursuant to Section 904(a)(3) of the FDA Tobacco Act, and (2) preparing and submitting applications for modified risk tobacco products pursuant to Section 911 of the FDA Tobacco Act; and

•

in September 2015, the FDA issued guidance entitled “Demonstrating the Substantial Equivalence of a New Tobacco Product:  Response to Frequently Asked Questions (Edition 2).”  In that guidance, the FDA takes the position that label changes that render the product distinct, and changes in product quantity result in a new product which must undergo premarket review.

The FDA Tobacco Act grants the FDA the authority to impose broad additional restrictions.  On a going forward basis, the FDA:

•	will require manufacturers to test ingredients and constituents identified by the FDA and disclose this information to the public;
•	will prohibit use of tobacco containing a pesticide chemical residue at a level greater than allowed under Federal law;
•	will establish “good manufacturing practices” to be followed at tobacco manufacturing facilities;
•	may place more severe restrictions on the advertising, marketing and sale of tobacco products; and
•	may require the reduction of nicotine and the reduction or elimination of other constituents.

The U.S. Congress did limit the FDA’s authority in two areas, prohibiting it from:

•	banning all tobacco products; and
•	requiring the reduction of nicotine yields of a tobacco product to zero.

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

On August 27, 2015, the FDA sent a warning letter to SFNTC claiming that SFNTC’s use of the terms “Natural” and “Additive Free” in the product labeling and advertising for Natural American Spirit cigarettes violates the Modified Risk Tobacco Products provision of the FDA Tobacco Act.  On September 18, 2015, SFNTC provided a written response to the FDA, explaining why it believes its use of these terms does not violate the FDA Tobacco Act.  SFNTC has not modified the product labeling or advertising for its Natural American Spirit cigarettes since the receipt of the FDA’s warning letter.  If, in response to the FDA’s warning letter, SFNTC were to delete, or substantially modify, the terms “Natural” and/or “Additive Free” appearing on the labeling and/or advertising of its Natural American Spirit cigarettes, that could have an adverse effect on the sale of such cigarettes and, as a result, on the results of operations, cash flows and financial position of SFNTC and RAI.  Further, if the FDA determines that the use of those terms violates the FDA Tobacco Act, the FDA could take a variety of enforcement actions against SFNTC.

RAI’s strategy of focusing on innovation to help transform the tobacco industry is dependent on its operating companies’ ability to introduce new products into the market.  For a manufacturer to launch a new product or modify an existing one after March 22, 2011, the FDA Tobacco Act requires a manufacturer to file one of three types of product applications (a new product application, a substantial equivalence application or a substantial equivalence exemption application) with the CTP, depending on the type and level of change being sought.  In all cases, however, the manufacturer may not market the new or modified product in the United States until the CTP issues a marketing order, allowing the product to be marketed.  Although the FDA Tobacco Act has now been in effect for more than six years, uncertainty remains as to the timing of the review and the requirements for clearance of new or modified tobacco products introduced in the market after March 22, 2011.  These uncertainties, in conjunction with the clearance requirement itself, could have an adverse impact on the ability of RAI’s operating companies to innovate in the future.

Similarly, a manufacturer that introduced a new tobacco product or modified a tobacco product between February 15, 2007 and March 22, 2011, was required to file a substantial equivalence report with the CTP, demonstrating either (1) that the new or modified product had the same characteristics as a product commercially available as of February 15, 2007, referred to as a predicate product, or (2) if the new or modified product had different characteristics than the predicate product, that it did not raise different questions of public health.  A product subject to such report is referred to as a provisional product. A manufacturer may continue to market a provisional product unless and until the CTP issues an order that the provisional product is not substantially equivalent, in which case the FDA could then require the manufacturer to remove the provisional product from the market.  On September 15, 2015, the CTP issued four Not Substantially Equivalent orders, referred to as NSE orders, to RJR Tobacco, determining that four cigarette styles are not substantially equivalent to their respective predicate products, and ordering that RJR Tobacco immediately stop all distribution, importation, sale, marketing and promotion of these provisional products.  On September 29, 2015, RJR Tobacco provided the FDA with a compliance plan with respect to these NSE orders.  On January 20, 2016, RJR Tobacco received notification from the CTP’s Office of Compliance and Enforcement that no further action was necessary on the compliance plan.

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

On September 30, 2015, RJR Tobacco, American Snuff Co., SFNTC and other tobacco companies jointly filed a lawsuit in the U.S. District Court for the District of Columbia challenging the FDA’s September 8, 2015 “guidance” document regarding demonstrating substantial equivalence of a new tobacco product.  For additional information concerning this case, see “—Litigation Affecting the Cigarette Industry – Other Litigation and Developments – FDA Developments” in note 10 to condensed consolidated financial statements (unaudited).

The FDA Tobacco Act could result in a decrease in cigarette, smokeless tobacco product and e-cigarette sales in the United States, including sales of RJR Tobacco’s, SFNTC’s, American Snuff Co.’s and RJR Vapor’s brands, that, together with increased costs incurred by RAI’s operating companies arising from the FDA Tobacco Act, could have a material adverse effect on RAI’s financial condition, results of operations and cash flows.  It is not possible to determine what additional federal, state or local legislation or regulations relating to smoking or cigarettes will be enacted or to predict the effect of new legislation or regulations on RJR Tobacco, SFNTC or the cigarette industry in general, but any new legislation or regulations could have an adverse effect on RJR Tobacco, SFNTC or the cigarette industry in general. Similarly, it is not possible to determine what additional federal, state or local legislation or regulations relating to smokeless tobacco products or e-cigarettes will be enacted or to predict the effect of new regulations on American Snuff Co. or smokeless tobacco products in general or on RJR Vapor or e-cigarettes in general, as the case may be, but any new legislation or regulations could have an adverse effect on American Snuff Co. or smokeless tobacco products in general or on RJR Vapor or e-cigarettes in general, as the case may be.

Other Contingencies

For information relating to other contingencies of RAI, RJR, RJR Tobacco, Lorillard Tobacco, American Snuff Co., SFNTC and RJR Vapor, see “— Other Contingencies” in note 10 to condensed consolidated financial statements (unaudited).

Off-Balance Sheet Arrangements

RAI has no off-balance sheet arrangements except for indemnifications as disclosed in note 10 that have or are reasonably likely to have a current or future material effect on its financial position, results of operations, liquidity, capital expenditures or capital resources.

Cautionary Information Regarding Forward-Looking Statements

Statements included in this report that are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, and RAI and its subsidiaries’ expectations, beliefs, intentions or future strategies that are signified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. These statements regarding future events or the future performance or results of RAI and its subsidiaries inherently are subject to a variety of risks, contingencies and other uncertainties that could cause actual results, performance or achievements to differ materially from those described in or implied by the forward-looking statements. These risks, contingencies and other uncertainties include:

•

the effect of unfavorable litigation relating to the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of tobacco products (including smokeless tobacco products and electronic cigarettes) that is pending or may be instituted against RAI or its subsidiaries, including, the Engle Progeny cases;

•

the effect of adverse governmental developments on RAI’s subsidiaries’ sales of products that contain menthol, including the possibility that the FDA will issue regulations prohibiting menthol, or restricting the use of menthol, in cigarettes;

•

the adverse effects (including damage to RAI’s reputation, recall costs and decreased sales) arising from an order of the CTP (1) finding that a provisional product sold by an RAI subsidiary is not substantially equivalent to a predicate product, and (2) as a result, requiring that the provisional product be removed from the market;

•	the possibility that the CTP fails to grant a marketing order allowing an RAI subsidiary to launch a new tobacco product or modify an existing product;
•

the adverse effects arising out of (1) the FDA’s issuance of a warning letter to SFNTC regarding the company’s use of the terms “natural” and “additive free” in the product labeling and advertising for NATURAL AMERICAN SPIRIT cigarettes without a modified risk product authorization order from the agency, or (2) other FDA actions related to product labeling and advertising, in each case potentially resulting in damage to RAI’s reputation, fines and related costs and decreased sales;

•

the possibility that the FDA will issue regulations further controlling constituents in cigarettes, including requiring the reduction of nicotine levels or the reduction or elimination of other constituents, or extend its control and authority over tobacco products to e-cigarettes, subjecting e-cigarettes to restrictions on, among other things, the manufacturing, marketing and sale of such products;

•

the substantial payment obligations based on cigarette sales, coupled with the substantial limitations on the sale, advertising and marketing of cigarettes (and of RJR Tobacco’s smoke-free tobacco products) under the State Settlement Agreements and the possibility that NPM Adjustment awards could be vacated or otherwise modified;

•

the continued decline in U.S. cigarette consumption or the possible transition of consumers away from premium brands to lower-cost brands, considering RAI’s and its subsidiaries’ dependence on the U.S. cigarette industry and premium and super-premium cigarette brands;

•	the success or failure of new products (including vapor category product offerings and other non-traditional tobacco products), marketing strategies and promotional programs;
•	competitive actions and pricing pressures from other manufacturers, including manufacturers of deep-discount cigarette brands;
•	significant current and anticipated federal, state and local governmental regulation of tobacco products, including limitations on advertising, sale and use of tobacco products;
•	substantial and increasing taxation of tobacco products;
•	fluctuations in the availability, quality and price of raw materials and commodities, including tobacco leaf, used in the products of RAI’s subsidiaries;
•	the reliance on a few significant manufacturing facilities and single source suppliers for certain key raw materials;
•	the reliance of RJR Tobacco on Imperial Sub to manufacture NEWPORT on RJR Tobacco’s behalf for a period of time after the Merger and Divestiture;
•	the possible impairment of goodwill and other intangible assets, including trademarks;
•

the effect of market conditions on the investment returns earned on pension assets or any adverse effects of any new legislation or regulations changing pension and postretirement benefits accounting or required pension funding levels;

•	the concentration of a material amount of sales with a limited number of customers and potential loss of these customers;
•	security breaches or disruptions in critical information technology systems, many of which are managed by third party service providers;
•	the impact of the health and social issues associated with the tobacco industry on attracting and retaining qualified professionals;
•	the inability to adequately protect intellectual property rights;
•	indemnification obligations for specified matters and retention of certain liabilities related to assets transferred in transactions with Imperial Sub and JTI Holding;
•	the success or failure of acquisitions or dispositions, which RAI or its subsidiaries may engage in from time to time;
•	the effect of market conditions on interest rate risk and the return on corporate cash, or adverse changes in liquidity in the financial markets;
•	the substantial amount of RAI and RJR Tobacco debt, including the additional debt assumed and incurred in connection with the Merger, and failure to comply with debt covenants;
•	the impact of a potential decrease in RAI’s credit ratings on RAI’s ability to access the debt capital markets and on RAI’s borrowing costs;
•	the possibility of changes in RAI’s historical dividend policy;
•

the significant collective ownership interest in RAI of BAT and its subsidiaries, and their associated rights under the Governance Agreement, which if terminated, in whole or in part, in accordance with its terms, could eliminate the board composition and share transfer restrictions placed on BAT and its subsidiaries; and

•

the absence of significant anti-takeover measures, following the expiration of the standstill provision in the Governance Agreement and the RAI shareholder rights plan, together with the effects of a possible declassification of the board of directors.

Such statements are based on current expectations and are subject to risks, contingencies and other uncertainties, including, without limitation, those discussed in this Quarterly Report on Form 10-Q, and in particular, those discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and those discussed in other documents we file from time to time with the SEC. Due to these risks, contingencies and other uncertainties, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as provided by federal securities laws, RAI is not required to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the consolidated results of operations, cash flows and financial position due to adverse changes in financial market prices and rates. RAI and its subsidiaries are exposed to interest rate risk directly related to their normal investing and funding activities. In addition, RAI and its subsidiaries have immaterial exposure to foreign currency exchange rate risk related primarily to purchases or foreign operations denominated in euros, British pounds, Swiss francs, Swedish krona, Chinese renminbi, Canadian dollar and Japanese yen. RAI and its subsidiaries have established policies and procedures to manage their exposure to market risks.

The table below provides information, as of March 31, 2016, about RAI’s financial instruments that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates for the years ending December 31:

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value(1)
Investments:
Variable-rate	$4,394	$83	$—	$—	$—	$—	$4,477	$4,477
Average interest rate	0.1%	2.4%	—	—	—	—	0.1%	—
Debt:
Fixed-rate	$500	$500	$1,250	$750	$1,521	$8,937	$13,458	$15,239
Average interest rate(2)	3.5%	2.3%	2.3%	8.1%	5.0%	5.3%	5.0%	—

(1)	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted fair values.
(2)	Based upon coupon interest rates for fixed-rate instruments.

RAI’s exposure to foreign currency transactions was not material to its results of operations for the three months ended March 31, 2016. RAI currently has no hedges for its exposure to foreign currency.

Item 4. Controls and Procedures

(a)

RAI’s chief executive officer and chief financial officer have concluded that RAI’s disclosure controls and procedures were effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures.

(b)

There have been no changes in RAI’s internal controls over financial reporting that occurred during the first three months of 2016 that have materially affected, or are reasonably likely to materially affect, RAI’s internal controls over financial reporting.

PART II-Other Information

Item 1. Legal Proceedings

For a discussion of the litigation and legal proceedings pending against Reynolds Defendants, see note 10 to condensed consolidated financial statements (unaudited) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Litigation” included in Part I, Item 2.

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

The following table summarizes RAI’s purchases of its common stock during the first quarter of 2016:

	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1 - 31, 2016	2,462,116	$50.80	1,534,313	$—
First Quarter Total	2,462,116		1,534,313

[1]

During March 2016, RAI repurchased and cancelled 927,803 shares of its common stock with respect to the tax liability associated with vesting of restricted stock unit grants under the Omnibus Plan. For equity-based benefit plan information, see note 12 to condensed consolidated financial statements (unaudited).

[2]	During March 2016, RAI repurchased and cancelled 1,534,313 shares of its common stock in accordance with the Governance Agreement.

Item 6. Exhibits

Exhibit Number	Description

10.1	Form of Performance Share Agreement (three-year vesting), dated March 1, 2016, between Reynolds American Inc. and the grantee named therein.

31.1	Certification of Chief Executive Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

31.2	Certification of Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

32.1*

Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

REYNOLDS AMERICAN INC. (Registrant)

Dated: April 26, 2016	/s/ Andrew D. Gilchrist
Andrew D. Gilchrist
Executive Vice President and Chief Financial Officer
(principal financial officer)