Form 10-Q
period 2016-06-30
REYNOLDS AMERICAN INC
filed 2016-07-26
CIK 1275283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 1,427,341,241 shares of common stock, par value $.0001 per share, as of July 5, 2016.

Part I — Financial Information

Item 1. Financial Statements

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions, Except Per Share Amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net sales(1)	$3,141	$2,349	$6,003	$4,324
Net sales, related party	54	54	109	136
Net sales	3,195	2,403	6,112	4,460
Costs and expenses:
Cost of products sold(1)	1,275	1,084	2,440	1,934
Selling, general and administrative expenses	499	451	964	962
Gain on divestitures	—	(3,499)	(4,861)	(3,499)
Amortization expense	6	3	12	6
Operating income	1,415	4,364	7,557	5,057
Interest and debt expense	152	105	326	196
Interest income	(2)	—	(5)	(1)
Other (income) expense, net	(1)	20	251	3
Income before income taxes	1,266	4,239	6,985	4,859
Provision for income taxes	470	2,311	2,624	2,542
Net income	$796	$1,928	$4,361	$2,317
Basic income per share:
Net income	$0.56	$1.70	$3.06	$2.11
Diluted income per share:
Net income	$0.56	$1.69	$3.05	$2.10
Dividends declared per share	$0.42	$0.335	$0.84	$0.67

(1)

Excludes excise taxes of $1,120 million and $987 million for the three months ended June 30, 2016 and 2015, respectively; and $2,150 million and $1,827 million for the six months ended June 30, 2016 and 2015, respectively.

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Millions)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Net income	$796	$1,928	$4,361	$2,317
Other comprehensive income (loss), net of tax (benefit) expense:
Retirement benefits, net of tax of $25, $(12), $21 and $(16), respectively	39	(20)	33	(26)
Unrealized gain on long-term investments, net of tax of $2 and $2, respectively	4	—	5	—
Realized gain on long-term investments, net of tax of $1	—	—	(2)	—
Realized loss on hedging instruments, net of tax of $6	—	—	11	—
Amortization of realized loss on hedging instruments, net of tax	—	1	—	1
Cumulative translation adjustment and other, net of tax of $(2), $2, $9 and $(10), respectively	(5)	10	17	(17)
Comprehensive income	$834	$1,919	$4,425	$2,275

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from (used in) operating activities:
Net income	$4,361	$2,317
Adjustments to reconcile to net cash flows from (used in) operating activities:
Gain on divestitures	(4,861)	(3,499)
Loss on early extinguishment of debt and related expenses	239	—
Depreciation and amortization expense	61	56
Deferred income tax expense (benefit)	104	(381)
Pension and postretirement	(397)	(63)
Tobacco settlement	(1,114)	(590)
Income taxes payable	770	2,246
Other, net	112	362
Net cash flows from (used in) operating activities	(725)	448
Cash flows from (used in) investing activities:
Capital expenditures	(94)	(64)
Proceeds from settlement of short-term investments	159	—
Acquisition, net of cash acquired	—	(17,219)
Proceeds from divestitures	5,015	7,056
Proceeds from settlement of long-term investments	23	1
Net cash flows from (used in) investing activities	5,103	(10,226)
Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,113)	(712)
Repurchase of common stock	(149)	(40)
Proceeds from BAT Share Purchase	—	4,673
Early extinguishment of debt	(3,650)	—
Redemption premium for early extinguishment of debt	(119)	—
Make-whole premium for early extinguishment of debt	(88)	—
Proceeds from termination of interest rate swaps	66	—
Debt issuance costs and financing fees	(7)	(64)
Issuance of long-term debt	—	8,975
Borrowings under revolving credit facility	—	1,400
Repayments of borrowings under revolving credit facility	—	(1,400)
Excess tax benefit on stock-based compensation plans	26	15
Net cash flows from (used in) financing activities	(5,034)	12,847
Effect of exchange rate changes on cash and cash equivalents	7	(22)
Net change in cash and cash equivalents	(649)	3,047
Cash and cash equivalents at beginning of period	2,567	966
Cash and cash equivalents at end of period	$1,918	$4,013
Income taxes paid, net of refunds	$1,699	$645
Interest paid	$378	$159
Fair value of equity consideration issued in the Merger	$—	$7,555

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,918	$2,567
Short-term investments	26	149
Accounts receivable	89	68
Accounts receivable, related party	33	38
Other receivables	13	35
Inventories	1,541	1,734
Deferred income taxes, net	1,018	1,032
Other current assets	267	564
Total current assets	4,905	6,187
Property, plant and equipment, net of accumulated depreciation (2016 — $1,666; 2015 — $1,643)	1,295	1,255
Trademarks and other intangible assets, net of accumulated amortization	29,455	29,467
Goodwill	15,993	15,993
Other assets and deferred charges	124	230
	$51,772	$53,132
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$191	$179
Tobacco settlement accruals	1,696	2,816
Due to related party	2	9
Deferred revenue, related party	16	33
Current maturities of long-term debt	501	506
Dividends payable on common stock	599	514
Income taxes payable	628	—
Other current liabilities	1,145	1,234
Total current liabilities	4,778	5,291
Long-term debt (less current maturities)	13,192	16,849
Deferred income taxes, net	10,366	10,236
Long-term retirement benefits (less current portion)	1,813	2,265
Other noncurrent liabilities	223	239
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2016 — 1,427,341,241; 2015 — 1,427,341,341)	—	—
Paid-in capital	18,329	18,402
Retained earnings	3,345	188
Accumulated other comprehensive loss	(274)	(338)
Total shareholders’ equity	21,400	18,252
	$51,772	$53,132

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

Recent Transactions

On June 12, 2015, RAI acquired Lorillard Inc., n/k/a Lorillard, LLC, referred to as Lorillard, in a cash and stock transaction, valued at $25.8 billion, referred to as the Merger. Also on June 12, 2015, a wholly owned subsidiary, n/k/a ITG Brands, LLC, referred to as ITG, of Imperial Brands, PLC, f/k/a Imperial Tobacco Group PLC, acquired for approximately $7.1 billion, in a transaction referred to as the Divestiture, certain assets (1) owned by RAI subsidiaries or affiliates relating to the cigarette brands WINSTON, KOOL and SALEM, and (2) owned by Lorillard subsidiaries or affiliates related to the cigarette brand MAVERICK and the “e-vapor” brand blu (including SKYCIG), as well as Lorillard’s owned and leased real property, and certain transferred employees, together with associated liabilities. As a result of the Divestiture, RAI recognized a pre-tax gain of approximately $3.5 billion. Additionally on June 12, 2015, shortly after completion of the Merger, Lorillard Tobacco Company, LLC, a wholly owned subsidiary of Lorillard, referred to as Lorillard Tobacco, merged with and into RJR Tobacco, with RJR Tobacco continuing as the surviving entity, referred to as the Lorillard Tobacco Merger.

On June 12, 2015, concurrently with the completion of the Merger and Divestiture, BAT indirectly (through a wholly owned subsidiary) purchased 77,680,259 shares of RAI common stock, prior to giving effect to RAI’s 2015 two-for-one stock split, referred to as the BAT Share Purchase, for approximately $4.7 billion, which was sufficient for BAT and its subsidiaries collectively to maintain their approximately 42% beneficial ownership in RAI.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Basis of Presentation

The accompanying interim condensed consolidated financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as GAAP, for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All material intercompany balances have been eliminated. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim periods ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
State Settlement Agreements	$719	$571	$1,349	$965
FDA user fees	49	38	99	73

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

As a result of meeting the performance requirements associated with the Term Sheet, RJR Tobacco and Santa Fe, collectively, recognized credits of $74 million and $69 million for the three months ended June 30, 2016 and 2015, respectively, and $143 million and $135 million for the six months ended June 30, 2016 and 2015, respectively. Credits recognized in the three and six months ended June 30, 2016 and 2015, include the benefit of the additional credits received as a result of the Lorillard Tobacco Merger.

In September 2013, an arbitration panel ruled six states had not diligently enforced their qualifying statutes in 2003 related to the NPM Adjustment.  Certain findings by the arbitration panel against four of these states are currently in litigation and as such, the full amount of recovery from these states is uncertain. For the amounts that were certain and estimable, RJR Tobacco and Santa Fe, collectively, recognized $70 million as a reduction of cost of products sold in the six months ended June 30, 2015. No comparable amounts were recognized in the six months ended June 30, 2016.

In October 2015, RJR Tobacco, SFNTC and certain other PMs entered into a settlement agreement, referred to as the NY Settlement Agreement, with the State of New York to settle certain claims related to the NPM Adjustment. The NY Settlement Agreement resolved NPM Adjustment claims related to payment years from 2004 through 2014, providing RJR Tobacco and SFNTC, collectively, with credits, of approximately $290 million, plus interest, that will be recognized through 2018 subject to meeting various performance obligations. These credits will be applied against annual payments under the MSA over a four-year period, which commenced with the April 2016 MSA payment. In addition, the NY Settlement Agreement put in place a new method to determine future adjustments from 2015 forward as to New York. RJR Tobacco and Santa Fe, collectively, recognized credits of $24 million and $46 million as a reduction to costs of products sold for the three and six months ended June 30, 2016, respectively.

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

Prior service costs (credits) for pension benefits, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the average remaining service period for active employees, or average remaining life expectancies for inactive employees if most of the plan obligations are due to inactive employees. Prior service costs (credits) for postretirement benefits, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the expected service period to full eligibility age for active employees, or average remaining life expectancies for inactive employees if most of the plan obligations are due to inactive employees.

The components of the pension benefits and the postretirement benefits are set forth below:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			Postretirement				Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$4	$7	$—	$—	$8	$13	$1	$1
Interest cost	74	67	11	12	148	131	24	24
Expected return on plan assets	(93)	(90)	(2)	(3)	(186)	(178)	(5)	(6)
Amortization of prior service cost (credit)	—	—	(10)	(10)	1	1	(21)	(21)
Total benefit income	$(15)	$(16)	$(1)	$(1)	$(29)	$(33)	$(1)	$(2)

RAI disclosed in its financial statements for the year ended December 31, 2015, that it expects to contribute $335 million to its pension plans in 2016, of which $330 million was contributed during the first six months of 2016.

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

Recently Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board, referred to as FASB, issued an Accounting Standards Update, referred to as ASU, 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amended guidance requires debt issuance costs to be presented as a direct reduction of the debt liability with which it is associated similar to the way debt discounts are presented. The amended guidance did not change the requirement to amortize the costs as interest expense over the life of the associated debt. At RAI’s election, and as permitted in ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30), the unamortized debt issuance costs associated with its credit facility are included in other assets and deferred charges in the balance sheets. The guidance, which required retrospective application, was effective for RAI for interim and annual reporting periods, beginning January 1, 2016, and resulted in a $71 million and $92 million reclassification of debt issuance costs as of June 30, 2016 and December 31, 2015, respectively.

In April 2015, the FASB issued ASU 2015-05, Internal Use Software, for determining if an arrangement for cloud services includes a license of software. This new guidance does not change the accounting standard for cloud service providers, but does base the criteria for determining if a license of software is part of the arrangement based on the existing guidance. If a license of software is present in the arrangement, the fee associated with the license portion will be capitalized when the criteria for capitalization of internal-use software are met. This guidance was effective for interim and annual periods beginning January 1, 2016. As permitted, RAI adopted the guidance on a prospective basis and, accordingly, its adoption did not have a material impact on RAI’s results of operations, cash flows or financial position.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which replaces most existing GAAP revenue recognition guidance and permits the use of either the retrospective or cumulative effect transition method. In August 2015, ASU 2015-14, Revenue from Contracts with Customers (Topic 606)—Deferral of the Effective Date, deferred the effective date of this guidance to interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. Subsequently, in 2016, the FASB issued implementation guidance related to ASU 2014-09, including:

•

ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to provide further clarification on the application of the principal versus agent implementation;

•

ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which is intended to clarify the guidance for identifying promised goods or services in a contract with a customer;

•

ASU 2016-11, Revenue Recognition (Topic 605) and Derivative and Hedging (Topic 815) – Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting; and

•

ASU 2016-12, Revenue Recognition from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which amends certain aspects of ASU 2014-09 to address certain implementation issues.

RAI continues to evaluate the effect this guidance will have on its results of operations, cash flows and financial position.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, requiring that all deferred income tax balances in the consolidated balance sheets be classified as non-current. This guidance does not change the current requirement that deferred tax liabilities and assets of an entity be offset and presented as a single amount. The amended guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and can be early adopted. RAI will adopt the amended guidance as of December 31, 2016, with retrospective application to the consolidated balance sheet as of December 31, 2015. The retrospective application of the amended guidance will result in a reclassification of approximately $1 billion in deferred income taxes, net from current assets as of December 31, 2015. The amended guidance is not expected to have an impact on RAI’s results of operations or cash flows.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities, which supersedes existing guidance to classify equity securities with readily determinable fair values into different categories and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. An entity’s equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this amended guidance. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of impairment. The amended guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted if it is applied from the beginning of the fiscal year of adoption. RAI is evaluating the effect this guidance will have on its results of operations, cash flows and financial position.

In February 2016, the FASB issued ASU 2016-02, Leases, requiring lessees to recognize lease assets and lease liabilities in the balance sheet and disclose key information about leasing arrangements, such as information about variable lease payments and options to renew and terminate leases. The amended guidance will require both operating and finance leases to be recognized in the balance sheet. Additionally, the amended guidance aligns lessor accounting to comparable guidance in Accounting Standard Codification 606, Revenue from Contracts with Customers. The amended guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. RAI is evaluating the effect this guidance will have on its results of operations, cash flows and financial position.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income tax, forfeitures, statutory tax withholding requirements, classifications of awards as either equity or liabilities, and classification of taxes in the statement of cash flows. The amended guidance also requires an entity to record excess tax benefits and deficiencies in the income statement. The amended guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted if it is applied from the beginning of the fiscal year of adoption. RAI is evaluating the effect this guidance will have on its results of operations, cash flows and financial position.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The components of the pre-tax gain, which was recorded in the first six months of 2016, were as follows:

Purchase price	$5,015
Net assets and liabilities divested	(154)
Gain on divestiture	$4,861

Note 3 — Fair Value

Fair Value of Financial Assets

Financial assets carried at fair value were as follows:

	June 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$1,865	$—	$—	$1,865	$2,454	$—	$—	$2,454
Short-term investments:
Corporate debt securities	—	—	—	—	—	96	—	96
U.S. Governmental agency obligations	—	—	—	—	—	43	—	43
Commercial paper	—	—	—	—	—	10	—	10
Auction rate securities	—	—	26	26	—	—	—	—
Other assets and deferred charges:
Auction rate securities	—	—	34	34	—	—	79	79
Mortgage-backed security	—	—	9	9	—	—	10	10
Marketable equity security	—	—	—	—	1	—	—	1
Interest rate swaps	—	—	—	—	—	53	—	53

There were no transfers between the levels for the six months ended June 30, 2016, or during the year ended December 31, 2015.

As of December 31, 2015, RAI’s short-term investments included corporate debt securities, U.S. Government agency obligations and commercial paper. The fair value of these investments, classified as Level 2, utilized quoted prices for identical assets in less active markets or quoted prices for similar assets in active markets. All investments classified as short-term investments as of December 31, 2015, were sold or matured during the six months ended June 30, 2016.

As of December 31, 2015, RAI had investments in auction rate securities linked to corporate credit risk, in auction rate securities related to financial insurance companies, and in a mortgage-backed security, each classified as Level 3. In addition, RAI had an investment in a marketable equity security classified as Level 1. During the six months ended June 30, 2016, the auction rate securities related to financial insurance companies and the marketable equity security were sold. In addition, one of the auction rate securities linked to corporate credit risk was called by the issuer at par value of $20 million and two were reclassified to short-term as their maturities are within one year as of June 30, 2016. Any unrealized gains and losses, net of tax, were included in accumulated other comprehensive loss in RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2016, and consolidated balance sheet as of December 31, 2015.

No other-than-temporary losses were recognized in the three and six months ended June 30, 2016 and 2015, respectively, related to the auction rate and mortgage-backed investments. RAI has the intent and ability to hold these investments for a period of time sufficient to allow for the recovery in market value.

The fair value of the auction rate securities are linked to the longer-term credit risk of a diverse range of corporations, including, but not limited to, corporations in the manufacturing, financial and insurance sectors, and was determined by utilizing an income approach model. RAI considers the market for its auction rate securities to be inactive. Maturity dates for the remaining auction rate securities are in 2017.

The fair value for the mortgage-backed security utilized a market approach. RAI has deemed the market for its mortgage-backed security to be inactive. The maturity of the mortgage-backed security has been extended to March 2017, with the annual option to extend an additional year. Given the underlying collateral and RAI’s intent to continue to extend this security, it is classified as a noncurrent asset.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Financial assets classified as Level 3 investments were as follows:

	June 30, 2016			December 31, 2015
	Cost	Gross Unrealized Loss	Estimated Fair Value	Cost	Gross Unrealized Loss	Estimated Fair Value
Auction rate securities	$75	$(15)	$60	$99	$(20)	$79
Mortgage-backed security	15	(6)	9	16	(6)	10
	$90	$(21)	$69	$115	$(26)	$89

Interest Rate Management

From time to time, RAI and RJR have used interest rate swaps to manage interest rate risk on a portion of their respective debt obligations. At December 31, 2015, the fair value of the interest rate swaps, classified as Level 2, was determined by utilizing a market approach model using the notional amount of the interest rate swaps and observable inputs of time to maturity and market interest rates.

As part of the Lorillard Tobacco Merger, RJR Tobacco assumed fixed to floating interest rate swap agreements that Lorillard Tobacco designated as fair value hedges of its 8.125% notes due in 2019.  Under the swap agreements, RJR Tobacco received interest based on a fixed rate of 8.125% and paid interest based on a floating one-month LIBOR rate plus a spread of 4.625%.  The net settlement reduced interest expense by approximately $3 million for the six months ended June 30, 2016, and $1 million for the three and six months ended June 30, 2015, respectively. In the six months ended June 30, 2016, RJR Tobacco terminated these interest rate swap agreements and received $66 million in cash. The fair value adjustment of the notes designated as the hedging instrument is being amortized as a reduction of interest expense over the expected remaining life of the notes. As of June 30, 2016, RAI and RJR Tobacco had no outstanding interest rate swaps.

See note 9 for additional information relating to the interest rate swap agreements.

Note 4 — Intangible Assets

The changes in the carrying amounts of goodwill by segment were as follows:

	RJR Tobacco	Santa Fe	American Snuff	All Other	Consolidated
Balance as of December 31, 2015
Goodwill	$17,069	$197	$2,501	$17	$19,784
Less: accumulated impairment charges	(3,763)	—	(28)	—	(3,791)
	$13,306	$197	$2,473	$17	$15,993

Balance as of June 30, 2016
Goodwill	$17,069	$197	$2,501	$17	$19,784
Less: accumulated impairment charges	(3,763)	—	(28)	—	(3,791)
	$13,306	$197	$2,473	$17	$15,993

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The carrying amounts and changes therein of trademarks and other intangible assets by segment were as follows:

	RJR Tobacco		Santa Fe	American Snuff	All Other	Consolidated
	Trademarks	Other	Trademarks	Trademarks	Other	Trademarks	Other
Indefinite-lived:
Balance as of December 31, 2015	$27,826	$87	$136	$1,136	$—	$29,098	$87
Balance as of June 30, 2016	$27,826	$87	$136	$1,136	$—	$29,098	$87
Finite-lived:
Balance as of December 31, 2015	$17	$259	$—	$6	$—	$23	$259
Intercompany transfer	—	(13)	—	—	13	—	—
Amortization	(3)	(9)	—	—	—	(3)	(9)
Balance as of June 30, 2016	$14	$237	$—	$6	$13	$20	$250

Details of finite-lived intangible assets were as follows:

	June 30, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$240	$(13)	$227	$240	$(7)	$233
Contract manufacturing agreements	151	(141)	10	151	(139)	12
Trademarks	124	(104)	20	124	(101)	23
Other intangibles	15	(2)	13	15	(1)	14
	$530	$(260)	$270	$530	$(248)	$282

The estimated remaining amortization expense associated with finite-lived intangible assets is expected to be as follows:

Year	Amount
Remainder of 2016	$11
2017	23
2018	22
2019	16
2020	15
Thereafter	183
$270

Note 5 — Income Per Share

The components of the calculation of income per share were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$796	$1,928	$4,361	$2,317
Basic weighted average shares, in thousands	1,427,413	1,136,354	1,427,430	1,099,704
Effect of dilutive potential shares:
Restricted stock units	2,554	3,002	3,088	3,497
Diluted weighted average shares, in thousands	1,429,967	1,139,356	1,430,518	1,103,201

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 6 — Inventories

The major components of inventories were as follows:

	June 30, 2016	December 31, 2015
Leaf tobacco	$1,327	$1,495
Other raw materials	82	110
Work in process	84	88
Finished products	183	173
Other	24	22
Total	1,700	1,888
LIFO allowance	(159)	(154)
	$1,541	$1,734

RJR Tobacco performs its annual LIFO inventory valuation at December 31. Interim periods represent an estimate of the expected annual valuation.

Note 7 — Income Taxes

The provision for income taxes was as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Provision for income taxes	$470	$2,311	$2,624	$2,542
Effective tax rate	37.1%	54.5%	37.6%	52.3%

The effective tax rate for the six months ended June 30, 2016, was impacted by an increase in tax attributable to the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with the international companies that distributed and marketed the brand outside the United States. The effective tax rate for the three and six months ended June 30, 2015, was unfavorably impacted by an increase in tax attributable to nondeductible costs related to the Merger, partially offset by a decrease in tax attributable to a reduction in state income taxes.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

As of June 30, 2016, there were no outstanding borrowings and $6 million of letters of credit outstanding under the Credit Agreement.

Note 9 — Long-Term Debt

Tender Offer and Redemption

RAI’s cash tender offer for up to $2.81 billion aggregate purchase price (excluding accrued and unpaid interest to, but not including, the settlement date of February 22, 2016, and excluding related fees and expenses), referred to as the Tender Cap, for certain of its outstanding notes listed in the table below, collectively referred to as the Tender Notes, expired as of 11:59 p.m., New York City time on March 3, 2016.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

As described in the Offer to Purchase, dated February 4, 2016, and the related Letter of Transmittal, as amended, collectively referred to as the Tender Offer Documents, RAI accepted for purchase 100% of the Tender Notes validly tendered and not validly withdrawn for the series listed in the table below in acceptance priority levels 1 through 3.  Due to oversubscription, RAI accepted for purchase Tender Notes validly tendered and not validly withdrawn for the series listed in the table below in acceptance priority level 4 on a pro rata basis in accordance with the proration procedures described in the Tender Offer Documents.  RAI did not accept for purchase any of the Tender Notes for the series listed in the table below in acceptance priority levels 5 through 7.

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

Since aggregate consideration payable to holders of Tender Notes validly tendered and not validly withdrawn exceeded the Tender Cap on or prior to the Early Tender Date, RAI did not accept for purchase any additional tenders of Tender Notes made after the Early Tender Date.

In May 2012, RAI entered into forward starting interest rate contracts with an aggregate notional amount of $1 billion. RAI designated those derivatives as cash flow hedges of a future debt issuance. In October 2012, RAI completed the sale of notes that had been forecasted, and the 3.250% Tender Notes due 2022 and the 4.750% Tender Notes due 2042 were designated as the hedged instruments under these derivative contracts. The forward starting interest rate contracts were immediately terminated, and the effective portion of the loss incurred was recorded in accumulated other comprehensive loss in the consolidated balance sheets and was amortized over the life of the related debt.  The amount of 3.250% Tender Notes due 2022 and the 4.750% Tender Notes due 2042 repurchased in the tender offer exceeded the original notional amount of the forward starting interest rate contracts and, accordingly, the remaining unamortized loss related to the forward starting interest rate contracts of $16 million was recognized as expense upon completion of the tender offer.

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

Pursuant to its previously announced redemption call, on March 5, 2016, RAI redeemed all $700 million outstanding aggregate principal amount of its 6.750% Senior Notes due 2017 and all $250 million outstanding aggregate principal amount of its 7.750% Senior Notes due 2018. In connection with the redemption, RAI recorded a loss on early extinguishment of debt of $90 million, which consisted of $88 million in make-whole premiums paid to noteholders as part of the redemption and $2 million for unamortized discount and unamortized debt issuance costs related to the redeemed notes.

In 2009, RAI and RJR entered into offsetting floating to fixed interest rate swap agreements with the same financial institution that held certain fixed to floating interest rate swaps for the same notional amount. The swaps were designated as fair value hedges.  In September 2011, the original and offsetting interest rate swap agreements were terminated with the carrying value of the hedged debt reflecting a fair value adjustment treated as a premium, at the date of termination. At that point, RAI began amortizing the fair value adjustment.  As of December 31, 2015, the $700 million of 6.750% notes due 2017 represented the remaining debt that had been hedged with these interest rate swap agreements.  Upon the redemption of these notes, the remaining unamortized fair value adjustment for the terminated swaps of $25 million was recognized and, accordingly, reduced the loss on early extinguishment of debt.

In the aggregate, expenses related to the cash tender offer and redemption of approximately $239 million, which included legal and bank fees of approximately $7 million, were recognized in other (income) expense, net in the condensed consolidated statements of income (unaudited) for the six months ended June 30, 2016.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

RAI and RJR Tobacco Total Long-Term Debt

Information, including a schedule of maturities regarding RAI’s and RJR Tobacco’s long-term debt, is provided below:

	June 30, 2016	December 31, 2015
RAI
3.500% notes due 08/04/2016	$415	$415
6.750% notes due 06/15/2017	—	700
2.300% notes due 08/21/2017	447	447
7.750% notes due 06/01/2018	—	250
2.300% notes due 06/12/2018	1,250	1,250
8.125% notes due 06/23/2019*	669	669
6.875% notes due 05/01/2020	641	641
3.250% notes due 06/12/2020	771	1,250
4.000% notes due 06/12/2022	1,000	1,000
3.250% notes due 11/01/2022	158	1,100
3.750% notes due 05/20/2023	30	474
4.850% notes due 09/15/2023	550	550
4.450% notes due 06/12/2025	2,500	2,500
5.700% notes due 08/15/2035	750	750
7.250% notes due 06/15/2037	450	450
8.125% notes due 05/01/2040	237	237
7.000% notes due 08/04/2041	240	240
4.750% notes due 11/01/2042	173	1,000
6.150% notes due 09/15/2043	550	550
5.850% notes due 08/15/2045	2,250	2,250
Total principal	13,081	16,723
Fair value adjustments	311	348
Unamortized discounts	(29)	(37)
Unamortized debt issuance costs	(71)	(92)
Total RAI long-term debt at carrying value	$13,292	$16,942

RJR Tobacco
3.500% notes due 08/04/2016	$85	$85
2.300% notes due 08/21/2017	53	53
8.125% notes due 06/23/2019*	81	81
6.875% notes due 05/01/2020	109	109
3.750% notes due 05/20/2023	19	26
8.125% notes due 05/01/2040	13	13
7.000% notes due 08/04/2041	9	10
Total principal	369	377
Fair value adjustments	32	36
Total RJR Tobacco long-term debt at carrying value	$401	$413
Total long-term debt at carrying value	$13,693	$17,355
Less current maturities of long-term debt at carrying value	501	506
Total long-term debt (less current maturities) at carrying value	$13,192	$16,849

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

During the three months ended June 30, 2016, RJR Tobacco repurchased $8.4 million of its outstanding notes. As of June 30, 2016, the maturities of RAI’s and RJR Tobacco’s notes, excluding fair value adjustments and unamortized discounts and debt issuance costs, were as follows:

Year	RAI	RJR Tobacco	Total
2016	$415	$85	$500
2017	447	53	500
2018	1,250	—	1,250
2019	669	81	750
2020	1,412	109	1,521
2022 and thereafter	8,888	41	8,929
Total principal maturities	$13,081	$369	$13,450

Fair Value of Debt

The estimated fair value of RAI’s outstanding consolidated debt, in the aggregate, was $15.7 billion and $18.2 billion, with an effective average annual interest rate of approximately 4.9% and 4.6% as of June 30, 2016 and December 31, 2015, respectively. The fair values are based on available market quotes, credit spreads and discounted cash flows, as appropriate.

Interest Rate Swap Agreements Termination

In the first six months of 2016, RJR Tobacco terminated the interest rate swap agreements assumed in the Lorillard Tobacco Merger.  The remaining fair value adjustment of $7 million for the 8.125% notes due June 23, 2019, is being amortized as a reduction of interest expense over the expected remaining life of the notes.

See note 3 for additional information on interest rate management.

Note 10 — Commitments and Contingencies

Tobacco Litigation — General

Introduction

Litigation, claims, and other legal proceedings relating to the use of, exposure to, or purchase of tobacco products are pending or may be instituted in the future against RJR Tobacco (including as successor by merger to Lorillard Tobacco), American Snuff Co., SFNTC, RJR Vapor, RAI, Lorillard, other RAI affiliates, and indemnitees (including B&W), sometimes referred to collectively as Reynolds Defendants. These pending legal proceedings include claims relating to cigarette products manufactured by RJR Tobacco, Lorillard Tobacco, SFNTC or certain of their affiliates or indemnitees, smokeless tobacco products manufactured by American Snuff Co., and e-cigarette products manufactured on behalf of and marketed by RJR Vapor. A discussion of the legal proceedings relating to cigarette products (and e-cigarettes) is set forth below under the heading “— Litigation Affecting the Cigarette Industry.” All of the references under that heading to tobacco-related litigation, smoking and health litigation and other similar references are references to legal proceedings relating to cigarette products or e-cigarettes, as the case may be, and are not references to legal proceedings involving smokeless tobacco products, and case numbers under that heading include only cases involving cigarette products and e-cigarettes. The legal proceedings relating to the smokeless tobacco products manufactured by American Snuff Co. are discussed separately under the heading “— Smokeless Tobacco Litigation” below.

In connection with the B&W business combination, RJR Tobacco undertook certain indemnification obligations with respect to B&W and its affiliates, including its indirect parent, BAT. See “— Litigation Affecting the Cigarette Industry – Overview – Introduction” below. In connection with the Merger and Divestiture, as applicable, RAI and RJR Tobacco undertook certain indemnification obligations. See “— Litigation Affecting the Cigarette Industry – Overview – Introduction,” “— Other Contingencies – ITG Indemnity,” and “— Other Contingencies – Loews Indemnity” below. In addition, in connection with the sale of the non-U.S. operations and business of the NATURAL AMERICAN SPIRIT brand, the Sellers have agreed to indemnify the buyer for certain claims. See “— Other Contingencies – JTI Indemnities” below.

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

Accounting for Tobacco-Related Litigation Contingencies

In accordance with GAAP, RAI and its subsidiaries record any loss concerning litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated on an individual case-by-case basis. For the reasons set forth below, RAI’s management continues to conclude that the loss of any particular pending tobacco-related litigation claim against the Reynolds Defendants, when viewed on an individual basis, is not probable, except for certain Engle Progeny cases noted below.

Reynolds Defendants believe that they have valid defenses to the tobacco-related litigation claims against them, as well as valid bases for appeal of adverse verdicts against them. Reynolds Defendants have, through their counsel, filed pleadings and memoranda in pending tobacco-related litigation that set forth and discuss a number of grounds and defenses that they and their counsel believe have a valid basis in law and fact. With the exception of the Engle Progeny cases described below, Reynolds Defendants continue to win the majority of tobacco-related litigation claims that reach trial, and a very high percentage of the tobacco-related litigation claims brought against them, including Engle Progeny cases, continue to be dismissed at or before trial. Based on their experience in tobacco-related litigation and the strength of the defenses available to them in such litigation, Reynolds Defendants believe that their successful defense of tobacco-related litigation in the past will continue in the future.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2016, contains accruals for the following Engle Progeny cases: Hiott, Starr-Blundell, Clayton, Ward, Cohen, Thibault, Buonomo, Soffer, Ciccone, Odum, Taylor, Hallgren and Hubbird. In July 2016, RJR Tobacco paid approximately $17.7 million in satisfaction of the judgments, including attorneys’ fees and interest in Hiott, Thibault, and Clayton and attorneys’ fees and interest in Cohen, Ciccone, Hallgren, Taylor and Odum. Other accruals include an amount for the estimated costs of the corrective communications in the U.S. Department of Justice case. As other cases proceed through the appellate process, RAI will evaluate the need for further accruals on an individual case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.

It is the policy of Reynolds Defendants to defend tobacco-related litigation claims vigorously; generally, Reynolds Defendants and indemnitees do not settle such claims. However, Reynolds Defendants may enter into settlement discussions in some cases, if they believe it is in their best interests to do so. Exceptions to this general approach include actions taken pursuant to “offer of judgment” statutes, as described below in “ — Litigation Affecting the Cigarette Industry – Overview,” and Filter Cases, as described below in “— Litigation Affecting the Cigarette Industry – Filter Cases,” as well as other historical examples discussed below.

With respect to smoking and health tobacco litigation claims, the only significant settlements reached by RJR Tobacco, Lorillard Tobacco and B&W involved:

•	the State Settlement Agreements and the funding by various tobacco companies of a $5.2 billion trust fund contemplated by the MSA to benefit tobacco growers;
•	the original Broin flight attendant case discussed below under “— Litigation Affecting the Cigarette Industry – Broin II Cases,” and
•	most of the Engle Progeny cases pending in federal court, after the initial docket of over 4,000 such cases was reduced to approximately 400 cases.

The circumstances surrounding the State Settlement Agreements and the funding of a trust fund to benefit the tobacco growers are readily distinguishable from the current categories of tobacco-related litigation claims involving Reynolds Defendants. In the claims underlying the State Settlement Agreements, the states sought to recover funds paid for health care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. The State Settlement Agreements settled all the health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions and contain releases of various additional present and future claims. In accordance with the MSA, various tobacco companies agreed to fund a $5.2 billion trust fund to be used to address the possible adverse economic impact of the MSA on tobacco growers. A discussion of the State Settlement Agreements, and a table depicting the related payment schedule, is set forth below under “— Litigation Affecting the Cigarette Industry – Health-Care Cost Recovery Cases.”

As with claims that were resolved by the State Settlement Agreements, the other cases settled by RJR Tobacco can be distinguished from existing cases pending against the Reynolds Defendants. The original Broin case, discussed below under “— Litigation Affecting the Cigarette Industry – Broin II Cases,” was settled in the middle of trial during negotiations concerning a possible nation-wide settlement of claims similar to those underlying the State Settlement Agreements.

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

In 2010, RJR Tobacco entered into a comprehensive agreement with the Canadian federal, provincial and territorial governments, which resolved all civil claims related to the movement of contraband tobacco products in Canada during the period 1985 through 1999 that the Canadian governments could assert against RJR Tobacco and its affiliates. These claims involved different theories of recovery than the other tobacco-related litigation claims pending against the Reynolds Defendants.

Also, in 2004, RJR Tobacco and B&W separately settled the antitrust case DeLoach v. Philip Morris Cos., Inc., which was brought by a unique class of plaintiffs: a class of all tobacco growers and tobacco allotment holders. The plaintiffs asserted that the defendants conspired to fix the price of tobacco leaf and to destroy the federal government’s tobacco quota and price support program. Despite legal defenses they believed to be valid, RJR Tobacco and B&W separately settled this case to avoid a long and contentious trial with the tobacco growers. The DeLoach case and an antitrust case previously pending against RJR Tobacco and B&W involved different types of plaintiffs and different theories of recovery under the antitrust laws than the other tobacco-related litigation claims pending against the Reynolds Defendants.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Finally, as discussed under “— Litigation Affecting the Cigarette Industry – State Settlement Agreements—Enforcement and Validity; Adjustments,” RJR Tobacco, B&W and Lorillard Tobacco each has settled certain cases brought by states concerning the enforcement of State Settlement Agreements. Despite legal defenses believed to be valid, these cases were settled to avoid further contentious litigation with the states involved. These enforcement actions involve alleged breaches of State Settlement Agreements based on specific actions taken by particular defendants. Accordingly, any future enforcement actions involving State Settlement Agreements will be reviewed by RJR Tobacco on the merits and should not be affected by the settlement of prior enforcement cases.

Cautionary Statement

Even though RAI’s management continues to believe that the loss of particular pending tobacco-related litigation claims against Reynolds Defendants when viewed on an individual case-by-case basis, is not probable or estimable (except for certain Engle Progeny cases described below), the possibility of material losses related to such litigation is more than remote. Litigation is subject to many uncertainties, and generally, it is not possible to predict the outcome of any particular litigation pending against Reynolds Defendants, or to reasonably estimate the amount or range of any possible loss.

Although Reynolds Defendants believe that they have valid bases for appeals of adverse verdicts in their pending cases and valid defenses to all actions and intend to defend them vigorously as described above, it is possible that there could be further adverse developments in pending cases, and that additional cases could be decided unfavorably against Reynolds Defendants. Determinations of liability or adverse rulings in such cases or in similar cases involving other cigarette manufacturers as defendants, even if such judgments are not final, could have a material adverse effect on the litigation against Reynolds Defendants and could encourage the commencement of additional tobacco-related litigation. Reynolds Defendants also may enter into settlement discussions in some cases, if they believe it is in their best interests to do so. In addition, a number of political, legislative, regulatory and other developments relating to the tobacco industry and cigarette smoking have received wide media attention. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

discussed below include cases brought against RJR Tobacco, Lorillard Tobacco and their affiliates and indemnitees, including RAI, RJR, B&W and Lorillard. Cases brought against SFNTC and RJR Vapor also are discussed.

During the second quarter of 2016, 34 tobacco-related cases were served against Reynolds Defendants. On June 30, 2016, there were, subject to the exclusions described immediately below, 286 cases pending against Reynolds Defendants: 269 in the United States and 17 in Canada, as compared with 262 total cases on June 30, 2015. Of the U.S. cases pending on June 30, 2016, 36 are pending in federal court, 232 in state court and one in tribal court, primarily in the following states: Maryland (47 cases); Illinois (47 cases); Florida (29 cases); New York (19 cases); Missouri (19 cases); California (15 cases); and New Mexico (13 cases). The U.S. case number excludes the approximately 564 individual smoker cases pending in West Virginia state court as a consolidated action, 2,967 Engle Progeny cases, involving approximately 3,839 individual plaintiffs, and 2,473 Broin II cases, pending in the United States against RJR Tobacco, Lorillard Tobacco or certain other Reynolds Defendants.

The following table lists the categories of the U.S. tobacco-related cases pending against Reynolds Defendants as of June 30, 2016, compared with the number of cases pending against Reynolds Defendants as of March 31, 2016, as reported in RAI’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016, filed with the SEC on April 26, 2016, and a cross-reference to the discussion of each case type.

Case Type	U.S. Case Numbers as of June 30, 2016	Change in Number of Cases Since March 31, 2016 Increase/(Decrease)
Individual Smoking and Health	121	2
West Virginia IPIC (Number of Plaintiffs)*	1 (approx. 564)	No change
Engle Progeny (Number of Plaintiffs)**	2,967 (approx. 3,839)	4 (12)
Broin II	2,473	(15)
Class Action	24	(9)
Filter Cases	76	15
Health-Care Cost Recovery	2	No change
State Settlement Agreements—Enforcement and Validity; Adjustments	28	No change
Other Litigation and Developments	17	3

*

Includes as one case the approximately 564 cases pending as a consolidated action In Re: Tobacco Litigation Individual Personal Injury Cases, sometimes referred to as West Virginia IPIC cases, described below. The West Virginia IPIC cases have been separated from the Individual Smoking and Health cases for reporting purposes.

**

The Engle Progeny cases have been separated from the Individual Smoking and Health cases for reporting purposes. The number of cases will fluctuate as cases are dismissed or if any of the dismissed cases are appealed.

The Florida state court class-action case, Engle v. R. J. Reynolds Tobacco Co., and the related cases commonly referred to as Engle Progeny cases have attracted significant attention. After the Florida Supreme Court’s 2006 ruling that members of the formerly certified class could file individual actions, roughly 10,000 claims or actions were filed in Florida state or federal courts before the deadline set by the Florida Supreme Court. No new or additional such claims may be filed. As reflected in the table above, 2,967 Engle Progeny cases were pending as of June 30, 2016, that included claims asserted on behalf of 3,839 plaintiffs. Following an agreement to settle most Engle Progeny cases that remained pending in federal courts in the first quarter of 2015, nearly all Engle Progeny cases currently pending are in Florida state courts. Since 2009, there have been over 200 Engle Progeny trials in Florida state or federal courts involving RJR Tobacco or Lorillard Tobacco. As described more fully immediately below in “— Scheduled Trials” and “—Trial Results,” additional Engle Progeny cases involving RJR Tobacco are being tried and set for trial on an ongoing basis. Juries in Engle Progeny cases have awarded substantial amounts in compensatory and punitive damage awards, many of which currently are at various stages in the appellate process. RJR Tobacco and Lorillard Tobacco also have paid substantial amounts in compensatory and punitive damage awards in Engle Progeny cases. For a detailed description of these cases, see “— Engle and Engle Progeny cases” below.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. There are 34 cases, exclusive of Engle Progeny cases, scheduled for trial as of June 30, 2016 through June 30, 2017, for RJR Tobacco, B&W, Lorillard Tobacco or their affiliates and indemnitees: five individual smoking and health cases, 24 Filter Cases and five Broin II cases. There are approximately 105 Engle Progeny cases against RJR Tobacco, B&W and/or Lorillard Tobacco set for trial through June 30, 2017, but it is not known how many of these cases will actually be tried.

Trial Results. From January 1, 2013 through June 30, 2016, 131 smoking and health, Engle Progeny and health-care cost recovery cases in which RJR Tobacco, B&W and/or Lorillard Tobacco were defendants were tried, including eight trials for cases where mistrials were declared in the original proceedings. Verdicts in favor of RJR Tobacco, B&W and Lorillard Tobacco and, in some cases, RJR Tobacco, B&W, Lorillard Tobacco and/or other defendants, were returned in 64 cases, including 16 mistrials, tried in Florida (62), West Virginia (1), and California (1). Verdicts in favor of the plaintiffs were returned in 60 cases tried in Florida, and one in California. Four cases in Florida were dismissed during trial. One case in Florida was a retrial only as to the amount of damages. In another case in Florida, the jury entered a partial verdict that did not include compensatory or punitive damages, and post-trial motions are pending.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In the second quarter of 2016, ten Engle Progeny cases in which RJR Tobacco and/or Lorillard Tobacco was a defendant were tried:

•	In Davis v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants, including RJR Tobacco.
•	In Dupre v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco.
•

In Turner v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent 20% at fault and RJR Tobacco 80% at fault, and awarded $3 million in compensatory damages and $10 million in punitive damages.

•

In Enochs v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent 22% at fault, RJR Tobacco 66% at fault, and the remaining defendant 12% at fault, and awarded $21 million in compensatory damages and $6.25 million in punitive damages against each defendant.

•	In Pardue v. R. J. Reynolds Tobacco Co., the court declared a mistrial due to the inability to seat a jury.
•

In Dion v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent 25% at fault and RJR Tobacco 75% at fault, and awarded $12 million in compensatory damages and $30,000 in punitive damages.

•

In Nally v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent 25% at fault and RJR Tobacco 75% at fault, and awarded $6 million in compensatory damages and $12 million in punitive damages.

•

In McCabe v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent 70% at fault and RJR Tobacco 30% at fault, and awarded $5 million in compensatory damages and $6.5 million in punitive damages.

•	In Durrance v. R. J. Reynolds Tobacco Co., the court declared a mistrial due to a medical emergency.
•	In Mooney v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants, including RJR Tobacco.

In addition, since the end of the second quarter of 2016, two other Engle Progeny cases, in which RJR Tobacco and/or Lorillard Tobacco were a defendant, were tried:

•

In Sermons v. Philip Morris USA Inc., the jury returned a verdict in favor of the plaintiff, found the decedent 80% at fault, RJR Tobacco 5% at fault, and the remaining defendant 15% at fault, and awarded $65,000 in compensatory damages and $17,075 in punitive damages against RJR Tobacco and $51,225 in punitive damages against the remaining defendant.

•	In Varner v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco but against the remaining defendant.

For a detailed description of the above-described cases, see “— Engle and Engle Progeny Cases” below.

In the second quarter of 2016, no non-Engle Progeny individual smoking and health cases, in which RJR Tobacco was a defendant, were tried.

For information on the verdicts in the Engle Progeny cases that have been tried and remain pending as of June 30, 2016, in which verdicts have been returned against RJR Tobacco, Lorillard Tobacco or B&W, or all three, see the Engle Progeny cases charts at “— Engle and Engle Progeny Cases” below. The following chart reflects the verdicts in the non-Engle Progeny smoking and health cases, health-care cost recovery cases or Filter Cases that have been tried and remain pending as of June 30, 2016, in which verdicts have been returned against RJR Tobacco, B&W or Lorillard Tobacco, or all three.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict
August 17, 2006	United States v. Philip Morris USA, Inc. [Governmental Health-Care Cost Recovery]	U.S. District Court, District of Columbia, (Washington, D.C.)

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

For information on the post-trial status of individual smoking and health cases, the governmental health-care cost recovery case and the Filter Cases, see “— Individual Smoking and Health Cases,” “— Health-Care Cost Recovery Cases – U.S. Department of Justice Case,” and “— Filter Cases,” respectively, below.

Individual Smoking and Health Cases

As of June 30, 2016, 121 individual cases were pending in the United States against RJR Tobacco, B&W (as RJR Tobacco’s indemnitee), Lorillard Tobacco or all three. This category of cases includes smoking and health cases alleging personal injuries caused by tobacco use or exposure brought by or on behalf of individual plaintiffs based on theories of negligence, strict liability, breach of express or implied warranty, and violations of state deceptive trade practices or consumer protection statutes. The plaintiffs seek to recover compensatory damages, attorneys’ fees and costs, and punitive damages. The category does not include the Broin II, Engle Progeny, Filter Cases or West Virginia IPIC cases discussed below. One of the individual cases is brought by or on behalf of individual smokers or their survivors, while the other case is brought by or on behalf of an individual or his/her survivors alleging personal injury as a result of exposure to environmental tobacco smoke, referred to as ETS.

Below is a description of the non-Engle Progeny individual smoking and health cases against RJR Tobacco, B&W, and/or Lorillard Tobacco that went to trial or were decided during the period from January 1, 2016 to June 30, 2016, or remained on appeal as of June 30, 2016.

On May 26, 2010, in Izzarelli v. R. J. Reynolds Tobacco Co. (U.S.D.C. D. Conn., filed 1999), the jury awarded the plaintiff $13.76 million in compensatory damages on the negligence and strict liability claims, found RJR Tobacco 58% at fault and the plaintiff 42% at fault, and found that the plaintiff was entitled to punitive damages. The plaintiff sought to recover damages for personal injuries allegedly sustained as a result of unsafe and unreasonably dangerous cigarette products and for economic losses she sustained as a result of supposed unfair trade practices. On December 5, 2010, the district court (1) awarded the plaintiff $3.97 million in punitive damages, (2) entered a judgment of $11.95 million, and (3) granted the plaintiff $15.8 million in offer of judgment interest through that date and, going forward, approximately $4,000 per day until entry of an amended judgment. In March 2011, the district court entered an amended judgment of approximately $28.1 million. RJR Tobacco appealed to the U.S. Court of Appeals for the Second Circuit, referred to as the Second Circuit, and the plaintiff cross appealed. In September 2013, the Second Circuit certified to the Connecticut Supreme Court the following question: “Does Comment i to section 402A of the Restatement (Second) of Torts preclude a suit premised on strict products liability against a cigarette manufacturer based on evidence that the defendant purposefully manufactured cigarettes to increase daily consumption without regard to the resultant increase in exposure to carcinogens, but in the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

absence of evidence of any adulteration or contamination?” The Connecticut Supreme Court accepted the certified question, and on April 26, 2016, answered the certified question “no.” The Second Circuit now will proceed with the pending appeal from the trial court’s judgment.

On July 30, 2014, in Major v. Lorillard Tobacco Co. (Super. Ct. Los Angeles County, Cal., filed 2011), the jury awarded the plaintiff approximately $17.74 million in compensatory damages on the negligence and strict liability claims and found the plaintiff 50% at fault, Lorillard Tobacco 17% at fault, and RJR Tobacco and another manufacturer collectively 33% at fault. Punitive damages were not at issue. RJR Tobacco and the other manufacturer had been dismissed prior to trial. The plaintiffs alleged that as a result of the use of the defendants’ products and exposure to asbestos, the decedent, William Major, suffered from lung cancer, and sought an unspecified amount of damages. In August 2014, the trial court entered an initial final judgment of approximately $3.9 million against Lorillard Tobacco. On July 1, 2015, the trial court entered an amended final judgment in the amount of approximately $3.78 million in compensatory damages, approximately $135,000 in costs, approximately $1.9 million in prejudgment interest, and post-judgment interest from August 25, 2014 in the amount of approximately $1,100 per day. Lorillard Tobacco appealed from the original and amended judgments, which appeals have been consolidated, and posted a supersedeas bond in the amount of approximately $9.1 million. On October 20, 2015, the appellate court granted RJR Tobacco’s motion to substitute itself for Lorillard Tobacco. Briefing is underway.

On July 8, 2015, in Larkin v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2002) the jury awarded the plaintiff approximately $4.96 million in compensatory damages on the strict liability and intentional tort claims, found RJR Tobacco 62% at fault and the decedent 38% at fault, and awarded $8.5 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from mouth and lung cancer, and sought an unspecified amount of compensatory and punitive damages. In July 2015, the trial court entered judgment in the amount of approximately $13.46 million. On March 22, 2016, the court granted RJR Tobacco’s motion for a new trial on claims of defective product and damages only and denied the remaining post-trial motions. The new trial has not been scheduled. In April 2016, RJR Tobacco appealed to the Third District Court of Appeal, referred to as the DCA, and the plaintiff cross appealed. Briefing is underway.

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

West Virginia IPIC

In re: Tobacco Litigation Individual Personal Injury Cases (Cir. Ct. Ohio County, W. Va., filed beginning in 1999), is a series of roughly 1,200 individual cases asserting claims against Philip Morris USA Inc., Lorillard Tobacco, RJR Tobacco, B&W and The American Tobacco Company based on alleged personal injuries. The cases were consolidated for a Phase I trial on various defense conduct issues, to be followed in Phase II by individual trials of remaining claims. On May 15, 2013, the Phase I jury found that defendants’ cigarettes were not defectively designed; defendants’ cigarettes were not defective due to a failure to warn before July 1, 1969; defendants were not negligent, did not breach warranties, and did not engage in conduct warranting punitive damages; and defendants’ ventilated filter cigarettes manufactured and sold between 1964 and July 1, 1969 were defective for a failure to instruct. In November 2014, the West Virginia Supreme Court affirmed the verdict. On June 8, 2015, the U.S. Supreme Court denied the plaintiffs’ petition for writ of certiorari. On the same date, the trial court issued an order finding that only 30 plaintiffs are alleged to have smoked ventilated filter cigarettes in the relevant period. On October 9, 2015, the trial court outlined the procedures it will follow for resolving the claims of the 30 Phase II plaintiffs, which claims will focus on whether plaintiffs blocked cigarette vents and, if so, whether blocking proximately caused their alleged injuries. Five cases have been selected to be the first claims tried, and they were tentatively scheduled to be tried beginning on May 1, 2018. In June 2016, the court granted the defendants’ motion to compel and required the plaintiffs to file additional expert disclosures necessary to attempt to proceed with their claims. The court will set a revised discovery and trial schedule after the expert disclosures are tested for admissibility.

In addition to the foregoing claims, various plaintiffs in 1999 and 2000 asserted claims against retailers and distributors. Those claims were severed and stayed pending the outcome of Phase I. Also, 41 plaintiffs asserted smokeless tobacco claims against various smokeless manufacturers, including 14 claims against certain Reynolds Defendants. Those claims were severed from IPIC in 2001, and the plaintiffs took no action to prosecute the claims. They now seek to activate those claims. The defendants will assert various defenses to all of these claims, including that all of the additional claims were either covered by the Phase I verdict or abandoned.

Engle and Engle Progeny Cases

In July 1998, trial began in Engle v. R. J. Reynolds Tobacco Co., a then-certified class action filed in Circuit Court, Miami-Dade County, Florida, against U.S. cigarette manufacturers, including RJR Tobacco, B&W, Lorillard Tobacco, Philip Morris USA Inc., and

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

others. The then-certified class consisted of Florida citizens and residents, and their survivors, who suffered from smoking-related diseases that first manifested between May 5, 1990, and November 21, 1996, and were caused by an addiction to cigarettes. In July 1999, the jury in Phase I found against RJR Tobacco, B&W, Lorillard Tobacco and the other defendants on common issues relating to the defendants’ conduct, general causation, the addictiveness of cigarettes, and entitlement to punitive damages.

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

In the year after the Florida Supreme Court’s Engle decision, putative class members filed thousands of individual actions against RJR Tobacco, B&W, Lorillard Tobacco, Philip Morris USA Inc., and the other Engle defendants, which actions commonly are referred to as Engle Progeny cases. As of June 30, 2016, 2,951 Engle Progeny cases were pending in state courts, and 16 Engle Progeny cases were pending in federal court. Those cases include claims by or on behalf of approximately 3,839 plaintiffs. As of June 30, 2016, RJR Tobacco also was aware of 11 additional Engle Progeny cases that have been filed but not served. The number of pending cases fluctuates for a variety of reasons, including voluntary and involuntary dismissals. Voluntary dismissals include cases in which a plaintiff accepts an “offer of judgment,” referred to in Florida statutes as “proposals for settlement,” from RJR Tobacco, Lorillard Tobacco and/or RJR Tobacco’s affiliates and indemnitees. An offer of judgment, if rejected by the plaintiff, preserves RJR Tobacco’s and Lorillard Tobacco’s right to recover attorneys’ fees under Florida law in the event of a verdict favorable to RJR Tobacco or Lorillard Tobacco. Such offers are sometimes made through court-ordered mediations.

At the beginning of the Engle Progeny litigation, a central issue was the proper use of the preserved Engle findings. RJR Tobacco has argued that use of the Engle findings to establish individual elements of progeny claims (such as defect, negligence and concealment) is a violation of federal due process. In 2013, however, both the Florida Supreme Court and the U.S. Court of Appeals for the Eleventh Circuit, referred to as the Eleventh Circuit, rejected that argument. As noted below, the Eleventh Circuit, this time sitting en banc, recently heard argument on this issue again. In addition to this global due process argument, RJR Tobacco and Lorillard Tobacco raise many other factual and legal defenses as appropriate in each case. These defenses may include, among other things, arguing that the plaintiff is not a proper member of the Engle class, that the plaintiff did not rely on any statements by any tobacco company, that the trial was conducted unfairly, that some or all claims are preempted or barred by applicable statutes of limitation, or that any injury was caused by the smoker’s own conduct. In Hess v. Philip Morris USA Inc. and Russo v. Philip Morris USA Inc., decided on April 2, 2015, the Florida Supreme Court held that, in Engle Progeny cases, the defendants cannot raise a statute of repose defense to claims for concealment or conspiracy. On April 8, 2015, in Graham v. R. J. Reynolds Tobacco Co., the Eleventh Circuit held that federal law impliedly preempts use of the preserved Engle findings to establish claims for strict liability or negligence. On January 21, 2016, the Eleventh Circuit granted the plaintiff’s motion for rehearing en banc and vacated the panel decision. On March 23, 2016, the Eleventh Circuit requested briefing on the issues of whether plaintiff’s claims are preempted and, if not, whether the defendants’ due process rights are violated. Oral argument occurred on June 21, 2016. A decision is pending. On January 6, 2016, in Marotta v. R. J. Reynolds Tobacco Co., the Fourth DCA, disagreed with the Graham panel decision and held that federal law does not impliedly preempt any tort claims against cigarette manufacturers, including those of Engle Progeny plaintiffs. The Florida Supreme Court has accepted jurisdiction in Marotta, and briefing is underway.

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

During the first quarter of 2015, RJR Tobacco and Lorillard Tobacco, together with Philip Morris USA Inc., tentatively settled virtually all of the Engle Progeny cases then pending against them in federal district court. The total amount of the settlement was $100 million divided as follows: RJR Tobacco - $42.5 million; Philip Morris USA Inc. - $42.5 million; and Lorillard Tobacco - $15 million. In March 2015, RJR Tobacco and Lorillard Tobacco paid their shares of the settlement. The settlement, which received final approval from the court on November 6, 2015, covers more than 400 federal progeny cases but does not cover 12 federal progeny cases previously tried to verdict and currently pending on post-trial motions or appeal; one federal progeny case pending as of June 30, 2016, involving pro se plaintiffs unrepresented by counsel; and 2 federal progeny cases filed by different lawyers from the ones who negotiated the settlement for the plaintiffs. Between August 3, 2015 and January 4, 2016, RJR Tobacco and Philip Morris USA Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

removed 39 Engle Progeny cases from state to federal courts in Florida. These cases were not part of the settlement described above and were all remanded back to state court.

One hundred twenty-six Engle Progeny cases have been tried in Florida state and federal courts since the beginning of 2013 through June 30, 2016, and additional state court trials are scheduled during 2016. Through June 30, 2016, RJR Tobacco or Lorillard Tobacco has paid judgments in 43 Engle Progeny cases. Those payments totaled $334.9 million and included $250.7 million for compensatory or punitive damages and $84.2 million for attorneys’ fees and statutory interest. In addition, accruals for compensatory and punitive damages and attorneys’ fees and statutory interest for Hiott, Starr-Blundell, Clayton, Ward, Cohen, Thibault, Buonomo, Soffer, Ciccone, Odum, Taylor, Hallgren and Hubbird were recorded in RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2016. The following chart reflects the details of accrued compensatory and punitive damages related to Hiott, Starr-Blundell, Clayton, Buonomo, Thibault, Soffer and Hubbird.

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Lorillard Tobacco Allocation of Fault	Compensatory Damages (as adjusted)(1)	Punitive Damages	Appeal Status
Hiott	40%	—	$730,000	$—	Florida Supreme Court declined to accept jurisdiction of the case; RJR Tobacco paid approximately $4.1 million in satisfaction of the judgment on July 1, 2016
Starr-Blundell	10%	—	50,000	—	Florida Supreme Court accepted jurisdiction of the case, quashed the First DCA's decision, and remanded for reconsideration in light of Soffer, described below
Clayton	10%	—	60,000	—

Florida Supreme Court accepted jurisdiction of the case, quashed the First DCA's decision, and remanded for reconsideration in light of Soffer; RJR Tobacco paid approximately $2.74 million in satisfaction of the judgment on July 14, 2016

Buonomo	77.5%	—	4,060,000	25,000,000

Florida Supreme Court accepted jurisdiction of the case, quashed the decision being reviewed, and reinstated the jury verdict; appeal of the reinstated punitive damages award pending in Fourth DCA; oral argument scheduled for September 20, 2016

Thibault	70%	—	1,750,000	1,275,000

First DCA affirmed the judgment, per curiam; Florida Supreme Court declined to accept jurisdiction of the case; RJR Tobacco paid approximately $5 million in satisfaction of the judgment on July 1, 2016

Hubbird	50%	—	3,000,000	25,000,000	Third DCA affirmed the judgment, per curiam; deadline to file a petition for writ of certiorari with the U.S. Supreme Court is August 30, 2016
Soffer	40%	—	2,000,000	—	Remanded to First DCA for further proceedings consistent with Florida Supreme Court's March 17, 2016 opinion; new trial scheduled for May 1, 2017
Totals			$11,650,000	$51,275,000
(1)

Compensatory damages are adjusted to reflect the reduction that may be required by the allocation of fault. Punitive damages are not adjusted and reflect the amount of the final judgment(s) signed by the trial court judge(s). The amounts listed above do not include attorneys’ fees or statutory interest of approximately $26.1 million.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following chart lists judgments in all other individual Engle Progeny cases pending as of June 30, 2016, in which a verdict or judgment has been returned against RJR Tobacco, B&W, and/or Lorillard Tobacco and the verdict or judgment has not been set aside on appeal. No liability for any of these cases has been recorded in RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2016. This chart does not include the mistrials or verdicts returned in favor of RJR Tobacco, B&W, and/or Lorillard Tobacco.

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Lorillard Tobacco Allocation of Fault	Compensatory Damages (as adjusted)(1)		Punitive Damages	Appeal Status
Putney	30%	—	$—		$—

Reversed and remanded for further proceedings; Florida Supreme Court accepted jurisdiction; quashed the decision being reviewed and reinstated the verdict; defendants' motion for clarification granted on March 15, 2016, with an order stating that the remand was for reconsideration only on the issue of the statute of repose; pending on supplemental briefing in the Fourth DCA

Andy Allen	24%	—	2,475,000		7,756,000	Reversed and remanded for new trial; new trial completed on November 26, 2014; pending - First DCA
Calloway	27%	18%	7,245,000	(2)	—

Fourth DCA affirmed compensatory award (with instructions to reduce to reflect the smoker's fault if plaintiff does not agree to new trial), set aside punitive damages, and remanded for partial new trial; motions for rehearing are pending

James Smith	55%	—	600,000	(2)	20,000	Pending – Eleventh Circuit
Evers	60%	9%	2,950,000		12,360,000	Second DCA reinstated punitive damage award of $12.36 million the trial court had set aside; the verdict was reinstated on remand; a subsequent appeal is pending in the Second DCA
Schoeff	75%	—	7,875,000		—	Fourth DCA affirmed compensatory award, set aside punitive award, and remanded for further proceedings; Florida Supreme Court accepted jurisdiction on May 26, 2016; briefing is underway
Marotta	58%	—	3,480,000		—	Pending – Florida Supreme Court
Searcy	30%	—	500,000	(2)	1,670,000	Pending – Eleventh Circuit
Earl Graham	20%	—	550,000		—

Eleventh Circuit held that federal law impliedly preempts claims for strict liability and negligence based on the defect and negligence findings from Engle; plaintiff's motion for rehearing en banc was granted; oral argument occurred on June 21, 2016; decision is pending

Skolnick	30%	—	—		—	Fourth DCA set aside judgment and ordered a partial new trial
Grossman	75%	—	15,350,000	(2)	22,500,000	Pending – Fourth DCA
Gafney	33%	33%	—		—	Fourth DCA reversed the judgment and remanded for a new trial; plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court; briefing is underway
Burkhart	25%	10%	3,500,000	(2)	1,750,000	Pending – Eleventh Circuit
Bakst (Odom)	75%	—	4,504,000		14,000,000	Pending – Fourth DCA
Robinson	71%	—	16,900,000		16,900,000	Pending – First DCA
Harris	15%	10%	1,100,000	(2)	—	Post-trial motions are pending(3)
Wilcox	70%	—	4,900,000		8,500,000	Pending – Third DCA
Irimi	15%	15%	—		—	Defendants' motion for new trial granted; pending - Fourth DCA
Lourie	3%	7%	137,000		—	Pending – Second DCA
Kerrivan	31%	—	6,046,660	(2)	9,600,000	Post-trial motions are pending(3)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Schleider	70%	—	14,700,000	(2)	—	Pending – Third DCA
Perrotto	20%	6%	1,063,000		—	Pending – Fourth DCA
Ellen Gray	50%	—	3,000,000		—	Post-trial motions are pending(3)
Sowers	50%	—	2,125,000		—	Post-trial motions are pending(3)
Caprio	20%	10%	167,700		—	Pending – Fourth DCA
Zamboni	30%	—	102,000		—	Final judgment has not been entered
Pollari	43%	—	4,250,000		1,500,000	Pending – Fourth DCA
Gore	23%	—	460,000		—	Pending – Fourth DCA
Ryan	65%	—	13,975,000		25,000,000	Pending – Fourth DCA
Hardin	13%	—	100,880		—	Pending – Third DCA
McCoy	25%	20%	675,000		6,000,000	Pending – Fourth DCA
Block	50%	—	463,000		800,000	Pending – Fourth DCA
Lewis	25%	—	187,500		—	Pending – Fifth DCA
Cooper	40%	—	1,200,000		—	Pending – Fourth DCA
Duignan	30%	—	2,690,000		2,500,000	Pending – Second DCA
O'Hara	85%	—	14,700,000		20,000,000	Pending – First DCA
Marchese	22.5%	—	225,000		250,000	Pending – Fourth DCA
Barbose	42.5%	—	5,000,000		500,000	Pending – Second DCA
Monroe	58%	—	6,380,000		—	Pending – First DCA
Ledoux	47%	—	5,000,000		12,500,000	Pending – Third DCA
Ewing	2%	—	4,800		—	Post-trial motions denied; final judgment has not been entered
Ahrens	44%	—	5,800,000		2,500,000	Pending – Second DCA
Turner	80%	—	2,400,000		10,000,000	Post-trial motions denied; deadline to file notice of appeal is August 4, 2016
Enochs	66%	—	13,860,000		6,250,000	Pending – Fourth DCA
Dion	75%	—	12,000,000		30,000	Post-trial motions are pending(3)
Nally	75%	—	6,000,000	(2)	12,000,000	Post-trial motions are pending(3)
McCabe	30%	—	1,500,000		6,500,000	Post-trial motions are pending(3)
Sermons	5%	—	3,250		17,075	Post-trial motions are pending(3)
Totals			$196,144,790		$201,403,075
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

As reflected in the preceding chart, as of June 30, 2016, verdicts or judgments in favor of Engle Progeny plaintiffs have been entered and remain outstanding against RJR Tobacco or Lorillard Tobacco totaling $196,144,790 in compensatory damages (as adjusted) and $201,403,075 in punitive damages, which is a combined total of $397,547,865. These verdicts or judgments are at various stages in the post-trial or appellate process. RJR Tobacco believes that RJR Tobacco and Lorillard Tobacco have valid defenses in these cases, including case-specific issues beyond the due process issue discussed above, and, as described in more detail above in “— Accounting for Tobacco-Related Litigation Contingencies,” RJR Tobacco and its affiliates vigorously defend smoking and health claims, including Engle Progeny cases.

Should RJR Tobacco or Lorillard Tobacco not prevail in any particular individual Engle Progeny case or determine that in any individual Engle Progeny case an unfavorable outcome has become probable and the amount can be reasonably estimated, a loss would be recognized, which could have a material adverse effect on the results of operations, cash flows and financial position of RAI. This position on loss recognition for Engle Progeny cases as of June 30, 2016, is consistent with RAI’s and RJR Tobacco’s historic position on loss recognition for other smoking and health litigation. It is also the policy of RJR Tobacco to record any loss concerning litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated on an individual case-by-case basis.

Below is a description of the Engle Progeny cases against RJR Tobacco, B&W, and/or Lorillard Tobacco that went to trial or were decided during the period from January 1, 2016 to June 30, 2016, or remained on appeal as of June 30, 2016, listed chronologically by

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

the date of the verdict. In each case, the plaintiff: (1) alleged that the smoker was addicted to nicotine in cigarettes and, as a result of that addiction, suffered or died from one or more smoking-related diseases; (2) asserted claims based on theories of negligence, strict liability, and intentional tort; and (3) sought to recover unspecified compensatory damages, as well as attorneys’ fees and costs. The plaintiffs in most, but not all, cases also sought to recover punitive damages.

On March 24, 2010, in Robin Cohen v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $10 million in compensatory damages; found the decedent 33.3% at fault, RJR Tobacco 33.3% at fault, and the remaining defendant 33.3% at fault; and awarded a total of $20 million in punitive damages, including $10 million as to RJR Tobacco. In July 2010, the trial court entered final judgment against RJR Tobacco in the amount of $3.33 million in compensatory damages and $10 million in punitive damages. In September 2010, the trial court entered an amended judgment that included interest from the date of the verdict. In September 2012, the Fourth DCA affirmed the liability finding and the compensatory damages award, but reversed the finding of entitlement to punitive damages, and remanded the case for a retrial limited to the issue of liability for concealment and conspiracy. After its April 2, 2015 ruling in Hess v. Philip Morris USA Inc., that Engle Progeny defendants cannot raise a statute of repose defense to claims for concealment or conspiracy, the Florida Supreme Court, on January 29, 2016, accepted jurisdiction in Cohen, quashed the Fourth DCA’s decision, and reinstated the jury verdict. RJR Tobacco paid approximately $18.8 million on June 9, 2016 and approximately $840,000 in fees and interest in July 2016 in satisfaction of the judgment.

On April 13, 2010, in Putney v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury in Phase I of the trial returned a verdict for the plaintiff. On April 26, 2010, the jury in Phase II of the trial found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $15.1 million in compensatory damages; found the decedent 35% at fault, RJR Tobacco 30% at fault and the remaining defendants collectively 35% at fault; and awarded $2.5 million in punitive damages against each of RJR Tobacco and one of the remaining defendants. In August 2010, the trial court entered final judgment against RJR Tobacco in the amount of $4.5 million in compensatory damages and $2.5 million in punitive damages. In December 2010, the trial court entered an amended final judgment to provide that interest would run from April 26, 2010. In June 2013, the Fourth DCA held that the trial court erred in denying the defendants’ motion for remittitur of the compensatory damages for loss of consortium and in striking the defendants’ statute of repose affirmative defenses. As a result, the Fourth DCA reversed and remanded for further proceedings. After its April 2, 2015, ruling in Hess v. Philip Morris USA Inc. that Engle Progeny defendants cannot raise a statute of repose defense to claims for concealment or conspiracy, the Florida Supreme Court, on February 1, 2016, accepted jurisdiction in Putney, quashed the Fourth DCA’s decision and reinstated the verdict. On March 15, 2016, the Florida Supreme Court granted the defendants’ motion for clarification in an order stating that remand was for reconsideration only on the issue of the statute of repose. The Fourth DCA’s remittitur holding therefore remains in place. The Fourth DCA is considering the plaintiff’s request to revive her cross appeal of the comparative fault reduction by adding a cite to Schoeff, discussed below. The eventual next step in the case will be a remand to the trial court for entry of a reduced judgment or a new trial on damages.

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

On May 20, 2010, in Buonomo v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims, awarded $5.2 million in compensatory damages, found RJR Tobacco 77.5% at fault and the decedent 22.5% at fault, and awarded $25 million in punitive damages. In accordance with a Florida statute, the trial court later reduced the punitive damage award to $15.7 million – three times the compensatory damages award of $5.2 million and entered final judgment in the amount of $4.06 million in compensatory damages and $15.7 million in punitive damages. In September 2013, the Fourth DCA affirmed the judgment and damages award to the plaintiff on strict liability and negligence, held that the trial court was not bound to hold punitive damages at three times compensatory damages, and reversed the judgment entered for the plaintiff on the claims for fraudulent concealment and conspiracy to commit fraud by concealment due to the erroneous striking of RJR Tobacco’s statute of repose defense. As a result, the punitive damages award was set aside and remanded for a new trial. In October 2014, the trial court found that the original $25 million punitive damages award was not excessive and would be reinstated if the plaintiff prevails on the repose issue and, in April 2015, entered an amended judgment against RJR Tobacco in the amount of approximately $29.1 million from which RJR Tobacco appealed. After its April 2, 2015, ruling in Hess v. Philip Morris USA Inc. that

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Engle Progeny defendants cannot raise a statute of repose defense to claims for concealment or conspiracy, the Florida Supreme Court, on January 26, 2016, accepted jurisdiction in Buonomo, quashed the Fourth DCA’s decision, and reinstated the jury verdict. RJR Tobacco’s motion for clarification was denied on March 21, 2016. The appeal of the amended final judgment remains pending, and oral argument is scheduled for September 20, 2016.

On October 15, 2010, in Frazier v. Philip Morris USA Inc. (Cir. Ct. Miami-Dade County, Fla., filed 2007), a case now known as Russo v. Philip Morris USA Inc., a jury found for the defendants based on the statute of limitations. In February 2011, the trial court entered final judgment for the defendants. In April 2012, the Third DCA reversed the trial court’s judgment, directed entry of judgment in the plaintiff’s favor and ordered a new trial. On April 2, 2015, the Florida Supreme Court, in its ruling in Hess v. Philip Morris USA Inc., approved the decision of the Third DCA. On April 23, 2015, the jury found for the defendants, including RJR Tobacco, on the issue of addiction causation, and the trial court entered final judgment for the defendants in May 2015. In June 2015, the plaintiff appealed to the Third DCA, and the defendants cross appealed. Briefing is complete. Oral argument is scheduled for October 4, 2016.

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

On June 16, 2011, in Soffer v. R. J. Reynolds Tobacco Co. (Cir. Ct. Alachua County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for RJR Tobacco on the intentional tort claims, awarded $5 million in compensatory damages, found RJR Tobacco 40% at fault and the decedent 60% at fault, and did not reach the issue of entitlement to punitive damages. The trial court later entered final judgment against RJR Tobacco in the amount of $2 million. In October 2012, the First DCA affirmed the trial court’s ruling finding that only intentional torts could support a punitive damages claim and that Engle Progeny plaintiffs may not seek punitive damages for negligence or strict liability because the original Engle class did not seek punitive damages for those claims. On March 17, 2016, the Florida Supreme Court held that an Engle Progeny plaintiff may seek punitive damages for negligence and strict liability, but must satisfy the statutory requirements to demonstrate entitlement to punitive damages. The case was remanded to the First DCA and then to the trial court for further proceedings consistent with the opinion. The new trial is scheduled for May 1, 2017.

On July 15, 2011, in Ciccone v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2004), a jury in Phase I found the plaintiff to be a member of the Engle class. On July 21, 2011, the jury in Phase II found for the plaintiff on the negligence, strict liability, and gross negligence claims and for RJR Tobacco on the intentional tort claim, awarded approximately $3.2 million in compensatory damages, found the decedent 70% at fault and RJR Tobacco 30% at fault, and awarded $50,000 in punitive damages. In September 2011, the trial court entered final judgment against RJR Tobacco in the amount of approximately $1.01 million. In August 2013, the Fourth DCA affirmed the trial court’s judgment, but reversed the punitive damages award and remanded for entry of a final judgment that eliminates the punitive damages award. On March 24, 2016, the Florida Supreme Court held that manifestation for purposes of establishing membership in the Engle class means the point at which the plaintiff began suffering from or experiencing symptoms of a tobacco-related disease or medical condition. Under the definition adopted by the court, the plaintiff does not need to have been formally diagnosed or know that the symptoms were tobacco-related prior to the cut-off date for class membership. The portion of the Fourth DCA’s decision regarding punitive damages based on Soffer, described above, was quashed. The case was remanded to the Fourth DCA for further proceedings consistent with the opinion. On May 11, 2016, the Fourth DCA entered a per curiam opinion consistent with the Florida Supreme Court’s opinion, and affirmed the final judgment in all respects. RJR Tobacco paid approximately $3.7 million on June 17, 2016, and $500,000 in fees and interest on July 18, 2016, in satisfaction of the judgment.

On January 24, 2012, in Hallgren v. R. J. Reynolds Tobacco Co. (Cir. Ct. Highlands County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $2 million in compensatory damages; found the decedent 50% at fault, RJR Tobacco 25% at fault, and the remaining defendant 25% at fault; and found that the plaintiff was entitled to punitive damages. On January 26, 2012, the jury awarded $750,000 in punitive damages against each defendant. In March 2012, the trial court entered final judgment in the amount of approximately $1 million for which RJR Tobacco and the other defendant are

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

jointly and severally liable; and $750,000 in punitive damages against each defendant. In October 2013, the Second DCA affirmed the trial court’s ruling that punitive damages can be awarded for negligence and strict liability claims as well as for the intentional tort claims brought under Engle. The court certified a conflict with the First DCA’s decision in Soffer and the Fourth DCA’s decision in Ciccone. The court also certified the following question to be of great public importance – “Are members of the Engle class who pursue individual damages actions in accordance with the decision in Engle v. Liggett Group, Inc., entitled to pursue punitive damages under claims for strict liability and negligence?” In June 2014, the Florida Supreme Court stayed the petition pending disposition of Russo v. Philip Morris USA Inc., described above, and in April 2015, stayed the petition pending disposition of Soffer, described above. On January 12, 2016, the Florida Supreme Court declined to accept jurisdiction. RJR Tobacco paid approximately $2.24 million on June 7, 2016 and $105,000 on July 21, 2016 in satisfaction of the judgment.

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

On August 1, 2012, in Hiott v. R. J. Reynolds Tobacco Co. (Cir. Ct. Duval County, Fla., filed 2008), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims, awarded $1.83 million in compensatory damages, found the decedent 60% at fault and RJR Tobacco 40% at fault, and found that the plaintiff was entitled to punitive damages. On August 2, 2012, the jury awarded $0 in punitive damages. In November 2012, the trial court entered final judgment against RJR Tobacco in the amount of $730,000. In January 2014, the First DCA affirmed the trial court’s decision, and RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. On February 2, 2016, the Florida Supreme Court declined to accept jurisdiction of the case. RJR Tobacco paid approximately $4.1 million in satisfaction of the judgment on July 1, 2016.

On September 20, 2012, in Sikes v. R. J. Reynolds Tobacco Co. (Cir. Ct. Duval County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims, awarded $4.1 million in compensatory damages, found the decedent 49% at fault and RJR Tobacco 51% at fault, and found that the plaintiff was entitled to punitive damages. On September 21, 2012, the jury awarded $2 million in punitive damages. On June 3, 2013, the trial court entered final judgment against RJR Tobacco in the amount of $6.1 million and, on June 25, 2013, entered a corrected final judgment against RJR Tobacco in the amount of $5.5 million. In July 2014, the First DCA affirmed the trial court’s decision, per curiam, but following the Hiott case, described above, certified a conflict to the Florida Supreme Court with Hess v. Philip Morris USA Inc., with both cases being described above. On February 2, 2016, the Florida Supreme Court declined to accept jurisdiction. On April 27, 2016, the plaintiff filed a motion for rehearing or rehearing en banc, which was denied on June 2, 2016. RJR Tobacco paid approximately $10.4 million in satisfaction of the judgment on June 9, 2016.

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

       On February 11, 2013, in Evers v. R. J. Reynolds Tobacco Co. (Cir. Ct. Hillsborough County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $3.23 million in compensatory damages; found the decedent 31% at fault, RJR Tobacco 60% at fault and Lorillard Tobacco 9% at fault; and found that the plaintiff was entitled to punitive damages from RJR Tobacco but not from Lorillard Tobacco. On February 12, 2013, the jury awarded $12.36 million in punitive damages against RJR Tobacco. In March 2013, the trial court granted the defendants’ post-trial motions for directed verdict on fraudulent concealment, conspiracy and punitive damages and set aside the $12.36 million punitive damages award. The trial court entered final judgment in the amount of $1.77 million against RJR Tobacco and approximately $266,000 against Lorillard Tobacco. On November 6, 2015, the Second DCA concluded that the trial court erred in granting the defendants’ motion for directed verdict on claims for fraud by concealment and conspiracy to commit fraud by concealment, and reversed and reinstated the jury’s verdict on those two claims. As a result, the punitive damages award was reinstated. On remand, the jury’s verdict was reinstated. On April 11, 2016, RJR Tobacco appealed to the Second DCA and posted a supersedeas bond in the amount of $5 million. Briefing is underway.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On February 13, 2013, in Schoeff v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims, awarded $10.5 million in compensatory damages, found the decedent 25% at fault and RJR Tobacco 75% at fault, and found that the plaintiff was entitled to punitive damages. On February 14, 2013, the jury awarded $30 million in punitive damages. In April 2013, the trial court entered final judgment against RJR Tobacco in the amount of $7.88 million in compensatory damages and $30 million in punitive damages. On November 4, 2015, the Fourth DCA reversed the punitive damages portion of the final judgment and remanded the case to the trial court, directing the trial court to grant RJR Tobacco’s motion for remittitur and, if RJR Tobacco does not agree with the remitted amount, to hold a new trial on punitive damages. On May 26, 2016, the Florida Supreme Court accepted jurisdiction of the case. Briefing is underway.

On March 20, 2013, in Marotta v. R. J. Reynolds Tobacco Co. (Cir Ct. Broward County, Fla., filed 2007), the jury, in a retrial following a mistrial, found for the plaintiff on the strict liability claim and for RJR Tobacco on the negligence and intentional tort claims, awarded $6 million in compensatory damages, found the decedent 42% at fault and RJR Tobacco 58% at fault, and did not reach the issue of entitlement to punitive damages. The trial court later entered final judgment against RJR Tobacco in the amount of $3.48 million. On January 6, 2016, the Fourth DCA affirmed, disagreeing with the Eleventh Circuit panel decision in Graham, discussed below, regarding whether the plaintiff’s claims are preempted. On March 8, 2016, the Florida Supreme Court accepted jurisdiction of the case. Briefing is underway.

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

On May 2, 2013, in David Cohen v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for the defendants on the intentional tort claims; awarded $2.06 million in compensatory damages; found the decedent 40% at fault, RJR Tobacco 30% at fault, Lorillard Tobacco 20% at fault and the remaining defendant 10% at fault; and did not reach the issue of entitlement to punitive damages. In May 2013, the trial court entered final judgment against RJR Tobacco in the amount of $617,000 and against Lorillard Tobacco in the amount of approximately $411,000. In July 2013, the court granted the defendants’ motion for a new trial due to the plaintiff’s improper arguments during closing. The new trial date has not been scheduled. The plaintiff filed a notice of appeal to the Fourth DCA, and the defendants filed a notice of cross appeal. Oral argument occurred on June 7, 2016, and a decision is pending.

On May 23, 2013, in Earl Graham v. R. J. Reynolds Tobacco Co. (U.S.D.C. M.D. Fla., filed 2008), a jury found for the plaintiff on the negligence and strict liability claims and for the defendants on the intentional tort claims; awarded $2.75 million in compensatory damages; found the decedent 70% at fault, RJR Tobacco 20% at fault, and the remaining defendant 10% at fault, and did not reach the issue of entitlement to punitive damages. In May 2013, the trial court entered final judgment against RJR Tobacco in the amount of $550,000. On April 8, 2015, the Eleventh Circuit reversed and ordered entry of judgment for RJR Tobacco. The Eleventh Circuit held that federal law impliedly preempts claims for strict liability and negligence based on the defect and negligence findings from Engle. On January 21, 2016, the plaintiff’s motion for rehearing en banc was granted, and the panel’s decision was vacated. On March 23, 2016, the Eleventh Circuit requested briefing on the issues of whether plaintiff’s claims are preempted and, if not, whether the defendants’ due process rights are violated. Oral argument occurred on June 21, 2016, and a decision is pending.

On June 4, 2013, in Starr-Blundell v. R. J. Reynolds Tobacco Co. (Cir. Ct. Duval County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for the defendants on the intentional tort claims; awarded $500,000 in compensatory damages; found the decedent 80% at fault, RJR Tobacco 10% at fault and the remaining defendant 10% at fault; and did not reach the issue of entitlement to punitive damages. In November 2013, the trial court entered final judgment in the amount of $50,000 against each defendant. On May 29, 2015, the First DCA affirmed the final judgment of the trial court, per curiam. On June 29, 2015, the plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. On July 7, 2015, the Florida Supreme Court stayed the petition pending disposition of Soffer, described above. On May 24, 2016, the Florida Supreme Court accepted jurisdiction of the case, quashed the decision of the First DCA, and remanded the case for reconsideration in light of Soffer.

On June 14, 2013, in Skolnick v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for the defendants on the intentional tort claims; awarded $2.56 million in compensatory damages; found the decedent 40% at fault, RJR Tobacco 30% at fault and the remaining defendant 30% at fault; and did

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

On June 19, 2013, in Thibault v. R. J. Reynolds Tobacco Co. (Cir. Ct. Escambia County, Fla., filed 2008), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims, awarded $1.75 million in compensatory damages, found the decedent 30% at fault and RJR Tobacco 70% at fault, and found that the plaintiff was entitled to punitive damages. On June 21, 2013, the jury awarded $1.28 million in punitive damages. In June 2013, after determining that comparative fault did not apply to reduce the amount of the verdict, the trial court entered final judgment against RJR Tobacco in the amount of $3.03 million. On October 13, 2014, the First DCA affirmed the trial court’s judgment, per curiam. The First DCA also certified a conflict to the Florida Supreme Court with Hess v. Philip Morris USA Inc., described above. On February 2, 2016, the Florida Supreme Court declined to accept jurisdiction of the case. RJR Tobacco paid approximately $5 million in satisfaction of the judgment on July 1, 2016.

On September 20, 2013, in Gafney v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for the defendants on the intentional tort claims; awarded $5.8 million in compensatory damages; found the decedent 34% at fault, RJR Tobacco 33% at fault and Lorillard Tobacco 33% at fault; and did not reach the issue of entitlement to punitive damages. In September 2013, the trial court entered final judgment against RJR Tobacco in the amount of $1.9 million and against Lorillard Tobacco in the amount of $1.9 million. On March 23, 2016, the Fourth DCA reversed the judgment of the trial court and remanded for a new trial due to improper comments made to the jury during plaintiff’s counsel’s closing arguments. In April 2016, the plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. Briefing is underway.

On January 28, 2014, in Cheeley v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims, awarded $3 million in compensatory damages, found the decedent 50% at fault and RJR Tobacco 50% at fault, and found that the plaintiff was entitled to punitive damages. On January 31, 2014, the jury awarded $2 million in punitive damages. The trial court later entered final judgment against RJR Tobacco in the amount of $1.5 million in compensatory damages and $2 million in punitive damages. On January 28, 2016, the Fourth DCA affirmed the judgment of the trial court, per curiam. RJR Tobacco paid approximately $5.5 million in satisfaction of the judgment on April 29, 2016.

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

On March 17, 2014, in Clayton v. R. J. Reynolds Tobacco Co. (Cir. Ct. Duval County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for RJR Tobacco on the intentional tort claims, awarded $600,000 in compensatory damages, found the decedent 90% at fault and RJR Tobacco 10% at fault, and found that the plaintiff was not entitled to punitive damages. In July 2014, the trial court entered final judgment against RJR Tobacco in the amount of $60,000 in compensatory damages, together with $163,469 in taxable costs, for a total of $223,469. On October 26, 2015, the First DCA affirmed the final judgment, per curiam. On November 25, 2015, the plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. The Florida Supreme Court stayed proceedings pending disposition of Soffer, described above. On May 24, 2016, the Florida Supreme Court accepted jurisdiction of the case, quashed the decision of the First DCA, and remanded the case for reconsideration upon application of the Florida Supreme Court’s ruling in Soffer. RJR Tobacco paid approximately $2.74 million in satisfaction of the judgment on July 14, 2016.

On March 26, 2014, in Bowden v. R. J. Reynolds Tobacco Co. (Cir. Ct. Duval County, Fla., filed 2008), a jury found for the plaintiff on the negligence and strict liability claims and for the defendants on the intentional tort claims; awarded $5 million in compensatory damages; found the decedent 40% at fault, RJR Tobacco 30% at fault and the remaining defendant 30% at fault; and did not reach the issue of entitlement to punitive damages. In March 2014, the trial court entered final judgment against each defendant in

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

the amount of $1.5 million in compensatory damages. On February 2, 2016, the First DCA affirmed the judgment of the trial court, per curiam. RJR Tobacco paid approximately $2.66 million in satisfaction of the judgment on June 9, 2016.

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

On June 23, 2014, in Bakst v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2007), a case now known as Odom v. R. J. Reynolds Tobacco Co., a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims, awarded approximately $6 million in compensatory damages, found the decedent 25% at fault and RJR Tobacco 75% at fault, and found that the plaintiff was entitled to punitive damages. On June 23, 2014, the jury awarded $14 million in punitive damages. The trial court later entered final judgment against RJR Tobacco in the amount of $4.5 million in compensatory damages and $14 million in punitive damages. RJR Tobacco appealed to the Fourth DCA and posted a supersedeas bond in the amount of $5 million. Briefing is complete. Oral argument is scheduled for September 27, 2016.

On July 17, 2014, in Robinson v. R. J. Reynolds Tobacco Co. (Cir. Ct. Escambia County, Fla., filed 2008), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims, awarded $16.9 million in compensatory damages, found the decedent 29.5% at fault and RJR Tobacco 70.5% at fault, and found that the plaintiff was entitled to punitive damages. On July 18, 2014, the jury awarded $23.6 billion in punitive damages. In July 2014, the trial court entered partial judgment on compensatory damages against RJR Tobacco in the amount of $16.9 million. On January 27, 2015, the trial court remitted the punitive damages award to approximately $16.9 million. In February 2015, RJR Tobacco filed an objection to the remitted award of punitive damages and a demand for a new trial on damages. The trial court granted a new trial on the amount of punitive damages only. The new trial on punitive damages has been stayed pending RJR Tobacco’s appeal to the First DCA of the partial judgment of compensatory damages and of the order granting a new trial on the amount of punitive damages only. RJR Tobacco posted a supersedeas bond in the amount of $5 million. Briefing on the merits is complete. Oral argument occurred on May 24, 2016. A decision is pending.

On July 31, 2014, in Harris v. R. J. Reynolds Tobacco Co. (U.S.D.C. M.D. Fla., filed 2008), a jury found for the plaintiff on the negligence and strict liability claims and for the defendants on the intentional tort claims; awarded $400,000 in compensatory damages for the wrongful death claim and $1.3 million in compensatory damages for the survival claim; allocated fault to the decedent (60% survival/70% wrongful death), RJR Tobacco (15% survival/10% wrongful death), Lorillard Tobacco (10% survival/10% wrongful death), and the remaining defendant (15% survival/10% wrongful death), and found that the plaintiff was not entitled to punitive damages. In December 2014, the trial court entered final judgment. Post-trial motions are pending, but in April 2015, the court stayed all post-trial proceedings pending resolution of the petition for en banc consideration in Graham, described above.

On August 27, 2014, in Wilcox v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2008), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims, awarded $7 million in compensatory damages, found the decedent 30% at fault and RJR Tobacco 70% at fault, and found that the plaintiff was entitled to punitive damages. On August 28, 2014, the jury awarded $8.5 million in punitive damages. In September 2014, final judgment was entered against RJR Tobacco in the amount of $4.9 million in compensatory damages and $8.5 million in punitive damages. RJR Tobacco appealed to the Third DCA and posted a supersedeas bond in the amount of $5 million. Oral argument occurred on July 6, 2016. A decision is pending.

On August 27, 2014, in Hubbird v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2008), a jury found for the plaintiff on the negligence, strict liability, and intentional torts claims, awarded $3 million in compensatory damages, found the decedent 50% at fault and RJR Tobacco 50% at fault, and found that the plaintiff was entitled to punitive damages. On August 29, 2014, the jury awarded $25 million in punitive damages. The trial court later entered final judgment against RJR Tobacco in the amount of $28 million. RJR Tobacco appealed to the Third DCA and posted a supersedeas bond in the amount of $5 million. Oral argument occurred on May 16, 2016. On June 1, 2016, the Third DCA affirmed the final judgment, per curiam. The deadline to file a petition for writ of certiorari with the U.S. Supreme Court is August 30, 2016.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

defendants’ motion for a new trial. The plaintiff appealed to the Fourth DCA, and the defendants cross appealed. Briefing is underway.

On October 10, 2014, in Lourie v. R. J. Reynolds Tobacco Co. (Cir. Ct. Hillsborough County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for the defendants on the intentional tort claims; awarded approximately $1.37 million in compensatory damages; found the decedent 63% at fault, RJR Tobacco 3% at fault, Lorillard Tobacco 7% at fault and the remaining defendant 27% at fault; and found that the plaintiff was not entitled to punitive damages. The trial court later entered final judgment. The defendants appealed to the Second DCA in November 2014. RJR Tobacco posted a supersedeas bond in the amount of approximately $41,000, and Lorillard Tobacco posted a supersedeas bond in the amount of $96,000. Oral argument occurred on March 15, 2016. A decision is pending.

On October 20, 2014, in Kerrivan v. R. J. Reynolds Tobacco Co. (U.S.D.C. M.D. Fla., filed 2008), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $15.8 million in compensatory damages; found the plaintiff 19% at fault, RJR Tobacco 31% at fault and the remaining defendant 50% at fault; and found that the plaintiff was entitled to punitive damages. On October 22, 2014, the jury awarded $9.6 million in punitive damages against RJR Tobacco and $15.7 million against the remaining defendant. In November 2014, the trial court entered final judgment. RJR Tobacco filed its post-trial motions on December 11, 2014. In May 2015, the trial court deferred briefing and directed the parties to notify the court when the mandate has been issued in Graham or Searcy, described above.

On November 5, 2014, in Bishop v. R. J. Reynolds Tobacco Co. (Cir. Ct. Orange County, Fla., filed 2007), a jury found that the decedent was not a class member, which resulted in a verdict for the defendants, including RJR Tobacco. In November 2014, the trial court entered final judgment. The plaintiff appealed to the Fifth DCA, and the defendants cross appealed. Oral argument is scheduled for September 15, 2016.

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

On November 21, 2014, in Perrotto v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for the defendants on the intentional tort claims; awarded $4.1 million in compensatory damages; found the decedent 49% at fault, RJR Tobacco 20% at fault, Lorillard Tobacco 6% at fault and the remaining defendant 25% at fault; and did not reach the issue of entitlement to punitive damages. Final judgment was entered against RJR Tobacco in the amount of approximately $818,000 and against Lorillard Tobacco in the amount of approximately $245,000. In May 2016, the court granted the plaintiff’s motion for a new trial on punitive damages but denied it in all other respects. The new trial has not been scheduled.

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

On January 29, 2015, in Ellen Gray v. R. J. Reynolds Tobacco Co. (U.S.D.C. M.D. Fla., filed 2008), a jury found for the plaintiff on the negligence and strict liability claims and for RJR Tobacco on the intentional tort claims, awarded $6 million in compensatory damages, and found the decedent 50% at fault and RJR Tobacco 50% at fault. Although the jury ignored an instruction on the verdict form and found that the plaintiff was entitled to punitive damages, there was no punitive damage award. In February 2015, the trial court entered final judgment against RJR Tobacco in the amount of $3 million. Post-trial motions are pending. On June 10, 2015, the court granted RJR Tobacco’s motion to stay the case pending resolution of the petition for en banc consideration in Graham, described above.

On February 10, 2015, in Hecht v. R. J. Reynolds Tobacco Co. (U.S.D.C. M.D. Fla., filed 2008), a jury found that the plaintiff’s claims were time-barred, which resulted in a verdict in favor of RJR Tobacco. Post-trial proceedings have been stayed until resolution

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

of the petition for en banc consideration in Graham, described above. However, the trial court entered final judgment in favor of RJR Tobacco on January 7, 2016. On February 2, 2016, the plaintiff appealed to the Eleventh Circuit. Briefing is underway.

On February 11, 2015, in Sowers v. R. J. Reynolds Tobacco Co. (U.S.D.C. M.D. Fla., filed 2008), a jury found for the plaintiff on the negligence and strict liability claims and for RJR Tobacco on the intentional tort claims, awarded $4.25 million in compensatory damages, found the decedent 50% at fault and RJR Tobacco 50% at fault, and did not reach the issue of entitlement to punitive damages. On February 12, 2015, the trial court entered final judgment against RJR Tobacco in the amount of approximately $2.13 million. Post-trial motions are pending. On April 17, 2015, the court stayed post-trial proceedings until resolution of the petition for en banc consideration in Graham, described above.

On February 24, 2015, in Caprio v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury advised the trial court that it could not reach a unanimous verdict, but the trial court directed the jury to complete the verdict form on those individual verdict questions where there was unanimous agreement. In the partially completed verdict, the jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; found the plaintiff 40% at fault, RJR Tobacco 20% at fault, Lorillard Tobacco 10% at fault, and the remaining defendants 30% at fault; and awarded $559,000 in economic damages. The jury did not answer the verdict form questions relating to noneconomic damages and entitlement to punitive damages. In May 2015, the court denied the defendants’ motion for a mistrial and advised that it accepted the questions answered by the jurors as a partial verdict. A new trial will be held on the remaining issues, including comparative fault allocation. The defendants appealed to the Fourth DCA, and briefing is underway. On June 16, 2015, the plaintiff filed a motion to dismiss the appeal, which was denied on August 6, 2015.

On February 26, 2015, in Zamboni v. R. J. Reynolds Tobacco Co. (U.S.D.C. M.D. Fla., filed 2008), a jury found for the plaintiff on the negligence and strict liability claims and for the defendants on the intentional tort claims; awarded the plaintiff $340,000 in compensatory damages; found the decedent 60% at fault, RJR Tobacco 30% at fault and the remaining defendant 10% at fault; and did not reach the issue of entitlement to punitive damages. Post-trial motions are pending. The court stayed the case pending resolution of the petition for en banc consideration in Graham, described above.

On March 23, 2015, in Pollari v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $10 million in compensatory damages; found the decedent 15% at fault, RJR Tobacco 42.5% at fault and the remaining defendant 42.5% at fault; and found that the plaintiff was entitled to punitive damages. On March 25, 2015, the jury awarded $1.5 million in punitive damages against each defendant. The trial court later entered final judgment against the defendants in the amount of $10 million in compensatory damages and, against each defendant, $1.5 million in punitive damages. On January 12, 2016, the trial court entered a second amended final judgment against RJR Tobacco that awarded $4.25 million in compensatory damages and $1.5 million in punitive damages. The defendants appealed to the Fourth DCA, RJR Tobacco posted a supersedeas bond in the amount of $2.5 million, and the plaintiff cross appealed. Briefing is underway.

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

On April 17, 2015, in Ryan v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury, in a retrial following a mistrial, found for the plaintiff on the negligence, strict liability, and intentional tort claims, awarded $21.5 million in compensatory damages, found the plaintiff 35% at fault and RJR Tobacco 65% at fault, and found that the plaintiff was entitled to punitive damages. On April 21, 2015, the jury awarded $25 million in punitive damages. In May 2015, the trial court entered final judgment against RJR Tobacco in the amount of $21.5 million in compensatory damages and $25 million in punitive damages. On April 29, 2016, the court entered an amended final judgment against RJR Tobacco in the amount of approximately $14 million in compensatory damages and $25 million in punitive damages. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $5 million on May 27, 2016. Briefing is underway.

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

On August 6, 2015, in Block v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims, awarded approximately $1.03 million in compensatory damages, found the decedent 50% at fault and RJR Tobacco 50% at fault, and found that the plaintiff was entitled to punitive damages. On August 7, 2015, the jury awarded $800,000 in punitive damages. In September 2015, the trial court entered final judgment against RJR Tobacco in the amount of approximately $926,000 in compensatory damages and $800,000 in punitive damages. On December 9, 2015, the trial court granted RJR Tobacco’s motion to alter or amend the judgment in part in light of the Fourth DCA’s decision in Schoeff v. R. J. Reynolds Tobacco Co., described above, finding that the intentional tort exception in Section 768.81, Florida Statutes, does not apply to the fraud and conspiracy claims brought by Engle Progeny plaintiffs. As a result, an amended final judgment was entered in the amount of approximately $463,000 in compensatory damages and $800,000 in punitive damages. RJR Tobacco appealed to the Fourth DCA and posted a supersedeas bond in the amount of approximately $1.3 million, and the plaintiff filed a notice of cross appeal. Briefing is underway.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On September 22, 2015, in Suarez v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2008), a jury found that the decedent was not a class member, which resulted in a verdict for the defendants, including RJR Tobacco. In November 2015, the trial court entered final judgment. The plaintiff appealed to the Third DCA, and the defendants cross appealed. Briefing is complete. Oral argument is scheduled for September 19, 2016.

On October 2, 2015, in Marchese v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $1 million in compensatory damages; found the decedent 55% at fault, RJR Tobacco 22.5% at fault, and the remaining defendant 22.5% at fault; and found that the plaintiff was entitled to punitive damages. On October 6, 2015, the jury awarded $250,000 in punitive damages against each defendant. Final judgment was entered on November 5, 2015. On May 17, 2016, an amended final judgment was entered in the amount of $450,000 in compensatory damages against RJR Tobacco and the remaining defendant, jointly and severally, and $250,000 in punitive damages against each defendant. RJR Tobacco appealed to the Fourth DCA and posted a supersedeas bond in the amount of $475,000.  Briefing is underway.

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

On November 24, 2015, in Green v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2007), a jury found that the plaintiff does not have chronic obstructive pulmonary disease, which resulted in a verdict for RJR Tobacco. Post-trial motions were denied on March 23, 2016. On April 4, 2016, final judgment was entered in favor of RJR Tobacco. The plaintiff appealed to the Third DCA, and RJR Tobacco cross appealed. Briefing is underway.

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

On December 18, 2015, in Ledoux v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $10 million in compensatory damages; found the decedent 6% at fault, RJR Tobacco 47% at fault and the remaining defendant 47% at fault; and found that the plaintiff was entitled to punitive damages. On December 22, 2015, the jury awarded $12.5 million in punitive damages against each defendant. The trial court later entered final judgment against the defendants, jointly and severally, in the amount of $10 million in compensatory damages and, against each defendant, $12.5 million in punitive damages. Post-trial motions were denied in February 2016. The defendants appealed to the Third DCA, and RJR Tobacco posted a supersedeas bond in the amount of $5 million. Briefing is underway.

On January 25, 2016, in Howles v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), the court declared a mistrial because the jury was unable to reach a unanimous verdict. Retrial is scheduled to begin October 5, 2016.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On February 12, 2016, in Ahrens v. R. J. Reynolds Tobacco Co. (Cir. Ct. Pinellas County, Fla., filed 2008), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $9 million in compensatory damages; found the decedent 32% at fault, RJR Tobacco 44% at fault, and the remaining defendant 24% at fault; and found that the plaintiff was entitled to punitive damages. On February 13, 2016, the jury awarded $2.5 million in punitive damages against each defendant. In February 2016, the trial court entered final judgment. Post-trial motions were denied on March 31, 2016. On April 13, 2016, RJR Tobacco appealed to the Second DCA and posted a supersedeas bond in the amount of $2.5 million. Briefing is underway.

On February 22, 2016, in Elizabeth Smith v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2007), a jury found that the decedent was not a class member, which resulted in a verdict for the defendants, including RJR Tobacco. The plaintiff filed a motion for a new trial on March 3, 2016. The court denied the plaintiff’s post-trial motions, including the motion for a new trial, and entered judgment in favor of the defendants on July 5, 2016. The deadline for the plaintiff to file a notice of appeal is August 5, 2016.

On March 8, 2016, in Gamble v. R. J. Reynolds Tobacco Co. (Cir. Ct. Duval County, Fla., filed 2008), a jury found for the plaintiff on class membership, but found for RJR Tobacco on addiction causation, which resulted in a verdict for RJR Tobacco. Post-trial motions were denied on May 31, 2016. Final judgment was entered in favor of RJR Tobacco on June 9, 2016. The plaintiff appealed to the First DCA on July 8, 2016.

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

On April 7, 2016, in Davis v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2008), a jury found for the plaintiff on class membership, but found for RJR Tobacco on addiction causation, which resulted in a verdict for RJR Tobacco. The plaintiff filed a motion for a new trial on April 22, 2016. A decision is pending.

On April 12, 2016, in Dupre v. R. J. Reynolds Tobacco Co. (Cir. Ct. Manatee County, Fla., filed 2007), a jury found that cigarette smoking was not a legal cause of the decedent’s coronary heart disease and death, which resulted in a verdict for RJR Tobacco. The court entered final judgment in favor of RJR Tobacco on April 26, 2016. The plaintiff did not seek further review.

On April 21, 2016, in Turner v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims, awarded $3 million in compensatory damages, found the decedent 20% at fault and RJR Tobacco 80% at fault, and found that the plaintiff was entitled to punitive damages. On April 22, 2016, the jury awarded $10 million in punitive damages. The court denied the defendant’s post-trial motions and entered judgment against RJR Tobacco in the amount of $2.4 million in compensatory damages and $10 million in punitive damages. The deadline to file a notice of appeal is August 4, 2016.

On April 26, 2016, in Enochs v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $21 million in compensatory damages; found the decedent 22% at fault, RJR Tobacco 66% at fault and the remaining defendant 12% at fault; and found that the plaintiff was entitled to punitive damages. On April 27, 2016, the jury awarded $6.25 million in punitive damages against each defendant. Final judgment was entered against RJR Tobacco in the amount of approximately $13.9 million in compensatory damages and $6.25 million in punitive damages on May 9, 2016. Post-trial motions were denied on May 20, 2016. The defendants appealed to the Fourth DCA, and RJR Tobacco posted a supersedeas bond in the amount of approximately $3.5 million. Briefing is underway.

On May 3, 2016, in Pardue v. R. J. Reynolds Tobacco Co. (Cir. Ct. Alachua County, Fla., filed 2008), the court declared a mistrial due to the inability to seat a jury. The new trial is scheduled to begin December 6, 2016.

On May 11, 2016, in Dion v. R. J. Reynolds Tobacco Co. (Cir. Ct. Sarasota County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims, awarded $12 million in compensatory damages, found the decedent 25% at fault and RJR Tobacco 75% at fault, and found that the plaintiff was entitled to punitive damages. On May 12, 2016, the jury awarded $30,000 in punitive damages. Post-trial motions are pending.

On May 16, 2016, in Nally v. R. J. Reynolds Tobacco Co. (Cir. Ct. Polk County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims, awarded $6 million in compensatory damages, found the decedent 25% at

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

fault and RJR Tobacco 75% at fault, and found that the plaintiff was entitled to punitive damages. On May 17, 2016, the jury awarded $12 million in punitive damages. Final judgment was entered against RJR Tobacco in the amount of $6 million in compensatory damages and $12 million in punitive damages on May 25, 2016. Post-trial motions are pending.

On May 19, 2016, in McCabe v. R. J. Reynolds Tobacco Co. (Cir. Ct. Hillsborough County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims, awarded $5 million in compensatory damages, found the decedent 70% at fault and RJR Tobacco 30% at fault, and found that the plaintiff was entitled to punitive damages. On May 20, 2016, the jury awarded $6.5 million in punitive damages. Post-trial motions are pending.

On May 31, 2016, in Durrance v. R. J. Reynolds Tobacco Co. (Cir. Ct. Highlands County, Fla., filed 2007), the court declared a mistrial due to a medical emergency. The case has been rescheduled for trial on January 23, 2017.

On June 21, 2016, in Mooney v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2008), a jury found that the decedent’s addiction to nicotine was not a legal cause of her death, which resulted in a verdict for the defendants, including RJR Tobacco. Post-trial motions are pending.

On July 1, 2016, in Sermons v. Philip Morris USA Inc. (Cir. Ct. Duval County, Fla., filed 2008), a jury found for the plaintiff on the negligence and strict liability claims; awarded $65,000 in compensatory damages; found the decedent 80% at fault, RJR Tobacco 5% at fault, and the remaining defendant 15% at fault; and found that the plaintiff was entitled to punitive damages. On July 6, 2016, the jury awarded $17,075 in punitive damages against RJR Tobacco and $51,225 in punitive damages against the remaining defendant. Post-trial motions are pending.

On July 19, 2016, in Varner v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla.), a jury returned a verdict in favor of RJR Tobacco but against the remaining defendant.

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

As of June 30, 2016, there were 2,473 Broin II lawsuits pending in Florida. There have been no Broin II trials since 2007.

Class-Action Suits

Overview. As of June 30, 2016, 23 class-action cases, excluding the shareholder cases described below, were pending in the United States against Reynolds Defendants. These class actions seek recovery for personal injuries allegedly caused by cigarette smoking or, in some cases, for economic damages allegedly incurred by cigarette or e-cigarette purchasers.

In 1996, the Fifth Circuit Court of Appeals in Castano v. American Tobacco Co. overturned the certification of a nation-wide class of persons whose claims related to alleged addiction to tobacco products, finding that the district court failed to properly assess variations in the governing state laws and whether common issues predominated over individual issues. Since the Fifth Circuit’s ruling in Castano, few smoker class-action complaints have been certified or, if certified, have survived on appeal. Eighteen federal courts, including two courts of appeals, and most state courts that have considered the issue have rejected class certification in such cases. Apart from Castano, only two smoker class actions have been certified by a federal court – In re Simon (II) Litigation and Schwab [McLaughlin] v. Philip Morris USA Inc., both of which were filed in the U.S. District Court for the Eastern District of New York and were later decertified.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Class-action suits based on claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS, or claims that seek primarily economic damages are pending against RJR Tobacco, Lorillard Tobacco, or their affiliates or indemnitees in state or federal courts in California, Florida, Illinois, Louisiana, Missouri, New Mexico, New York, North Carolina and West Virginia. All pending class-action cases are discussed below.

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

The seminal “lights” class-action case is Price v. Philip Morris, Inc. (Cir. Ct. Madison County, Ill., filed 2000), an action filed against the predecessor of Philip Morris USA Inc., referred to as Philip Morris. In March 2003, the trial court entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages. In December 2005, the Illinois Supreme Court issued an opinion reversing and remanding with instructions to dismiss the case. On December 5, 2006, the Illinois Supreme Court issued its mandate, and the trial court entered a judgment of dismissal later in December 2006. In multiple filings since December 2008, the Price plaintiffs have argued that the U.S. Supreme Court’s decision in Good v. Altria Group, Inc. rejected the basis upon which the Illinois Supreme Court had reversed the Price trial court’s 2003 judgment and, on that basis, have attempted to reinstate that judgment. In April 2014, the intermediate appellate court reinstated the trial court’s 2003 judgment. In November 2015, the Illinois Supreme Court (1) vacated the lower courts’ judgments, (2) dismissed the case without prejudice to allow the plaintiffs to file a motion to have the Illinois Supreme Court recall its December 5, 2006, mandate that had reversed the trial court’s 2003 judgment, and (3) directed entry of a judgment of dismissal. The plaintiffs then moved in the Illinois Supreme Court to have that court recall its December 5, 2006 mandate. On January 11, 2016, the Illinois Supreme Court denied the plaintiffs’ motion. The plaintiffs filed a petition for writ of certiorari with the U.S. Supreme Court on January 22, 2016, which was denied on June 20, 2016.

In Turner v. R. J. Reynolds Tobacco Co. (Cir. Ct. Madison County, Ill., filed 2000), the trial court certified a class of purchasers of RJR Tobacco “lights” cigarettes in November 2001. In November 2003, the Illinois Supreme Court granted RJR Tobacco’s motion for a stay pending the court’s final appeal decision in the Price case described above. The stay subsequently expired, and the court accordingly scheduled a series of status conferences, all of which were continued by agreement of the parties. The next status conference is scheduled for August 24, 2016.

In Howard v. Brown & Williamson Tobacco Corp. (Cir. Ct. Madison County, Ill., filed 2000), the trial court certified a class of purchasers of B&W “lights” cigarettes in December 2001. In June 2003, the trial judge issued an order staying all proceedings

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

pending resolution of the Price case described above. In August 2005, the Illinois Fifth District Court of Appeals affirmed the Circuit Court’s stay order. There is currently no activity in the case.

In Collora v. R. J. Reynolds Tobacco Co. (Cir. Ct. City of St. Louis, Mo., filed 2000), the trial court certified a class of purchasers of RJR Tobacco “lights” cigarettes in December 2003. A status conference is scheduled for September 12, 2016.

In Black v. Brown & Williamson Tobacco Corp. (Cir. Ct. City of St. Louis, Mo., filed 2000), a putative class action filed on behalf of a class of purchasers of B&W “lights” cigarettes, a status conference is scheduled for September 12, 2016.

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

E-Cigarette Cases.

In In re Fontem US, Inc. Consumer Class Action Litig. (U.S.D.C. C.D. Cal., filed 2015), the plaintiffs brought a class action against RAI, Lorillard, another RAI affiliate, and two other defendants on behalf of putative classes of California, New York, and Illinois purchasers of blu brand e-cigarettes. This action results from the consolidation of two actions – Diek v. Lorillard Tobacco Co. and Whitney v. ITG Brands, LLC. The plaintiffs allege that certain advertising, marketing and packaging materials for blu brand e-cigarettes made deceptive claims, omitted material information, or failed to contain required disclosures. On behalf of one or more of the classes, the plaintiffs seek injunctive relief, equitable relief, and compensatory and punitive damages under California Civil Code §1,750 et seq., California Business & Professions Code §17,200 et seq., California Business and Professions Code §17,500 et seq., New York General Business Law § 349, and Illinois Consumer Fraud And Deceptive Business Practices Act § 505/1 et seq. Pursuant to the terms of the asset purchase agreement relating to the Divestiture, RAI tendered the defense of the now-consolidated Diek and Whitney actions to, and sought indemnification for those actions from, ITG. Pursuant to the terms, limitations and conditions of the asset purchase agreement relating to the Divestiture, ITG agreed to defend and indemnify RAI and its affiliates against losses arising from the operation of the blu brand e-cigarette business. On May 20, 2016, the trial court stayed the matter pending the outcome of the appeals in Briseno v. ConAgra Foods, Inc., Jones v. ConAgra Foods, Inc., and Brazil v. Dole Packaged Foods, LLC, that are pending in the Ninth Circuit Court of Appeals. The stay does not apply to finalizing the pleadings and related briefing.  On May 23, 2016, the plaintiffs filed a second amended consolidated complaint. Briefing on the defendants’ motion to dismiss is underway, and a hearing on that motion is scheduled for September 12, 2016.

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

In Center for Environmental Health v. NJoy, Inc. (Super. Ct. Alameda County, Cal., filed 2015), the plaintiff brought an action against RJR Vapor and several other e-cigarette manufacturers asserting violations of Proposition 65 for not disclosing that electronic cigarettes, including VUSE, allegedly expose consumers to formaldehyde and acetaldehyde. The plaintiff seeks civil penalties, injunctive relief, attorneys’ fees, and costs. RJR Vapor filed an answer on December 29, 2015, and a case management conference was scheduled for July 2016. RJR Vapor denied any and all liability and has reached an agreement to resolve the claims against RJR Vapor for $94,750, and is now subject to approval of the court.

No Additive/Natural Claim Cases.

Following the FDA’s August 27, 2015, warning letter to SFNTC relating to the use of the words “natural” and “additive-free” in the labeling, advertising and promotional materials for NATURAL AMERICAN SPIRIT brand cigarettes, plaintiffs purporting to bring claims on behalf of themselves and others have filed putative nationwide and/or state-specific class actions against SFNTC and, in some instances, RAI. A total of 15 such actions have been filed in nine U.S. district courts. Each of these cases is discussed below. In various combinations, plaintiffs in these cases generally allege violations of state deceptive and unfair trade practice statutes, and claim state common law fraud, negligent misrepresentation, and unjust enrichment based on the use of descriptors such as “natural,” “organic” and “100% additive-free” in the marketing, labeling, advertising, and promotion of SFNTC’s NATURAL AMERICAN SPIRIT brand cigarettes. The actions seek various categories of recovery, including economic damages, injunctive relief (including

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

medical monitoring and cessation programs), interest, restitution, disgorgement, treble and punitive damages, and attorneys’ fees and costs.

On January 6, 2016, the plaintiffs in one action filed a motion before the U.S. Judicial Panel on Multidistrict Litigation (“JPML”) to consolidate these actions before one district court for pretrial purposes. On April 11, 2016, the JPML ordered that these cases be consolidated for pretrial purposes before Judge James O. Browning in the U.S. District Court for the District of New Mexico, referred to as the transferee court, and the then-pending and later-filed cases now are consolidated for pretrial purposes in that court. On June 17, 2016, the transferee court entered a scheduling order providing for the plaintiffs to file a consolidated complaint by August 22, 2016; defendants to file motions to dismiss by September 29, 2016; a hearing on defendants’ motions to dismiss on November 30, 2016; plaintiffs to file a motion for class certification by April 3, 2018; and a hearing on the class certification motion on July 13-14, 2018. The cases that were filed in or transferred for pretrial purposes to the transferee court are as follows:

•

Sproule v. Santa Fe Natural Tobacco Co., Inc. (U.S.D.C. S.D. Fla., filed 2015), is an action against SFNTC and RAI on behalf of a putative nationwide class of purchasers of Natural American Spirit brand cigarettes.

•

Brattain v. Santa Fe Natural Tobacco Co., Inc. (U.S.D.C. N.D. Cal., filed 2015), is an action against SFNTC and RAI on behalf of a putative class of California purchasers of Natural American Spirit brand cigarettes.

•

Rothman v. Santa Fe Natural Tobacco Co., Inc. (U.S.D.C. S.D.N.Y., filed 2015), is an action against SFNTC and RAI on behalf of a putative class of New York purchasers of NATURAL AMERICAN SPIRIT brand cigarettes.

•

Dunn v. Santa Fe Natural Tobacco Co., Inc. (U.S.D.C. D.N.M., filed 2015), is an action against SFNTC on behalf of a putative nationwide class (and Minnesota subclass) of purchasers of NATURAL AMERICAN SPIRIT brand cigarettes.

•

Haksal v. Santa Fe Natural Tobacco Co., Inc. (U.S.D.C. D.N.M., filed 2015), is an action against SFNTC and RAI on behalf of a putative nationwide class (and California, Illinois, Minnesota, and New Mexico subclasses) of purchasers of NATURAL AMERICAN SPIRIT brand cigarettes.

•

Cuebas v. Santa Fe Natural Tobacco Co., Inc. (U.S.D.C. S.D.N.Y., filed 2016), is an action against SFNTC and RAI on behalf of a putative nationwide class (and New York subclass) of purchasers of NATURAL AMERICAN SPIRIT brand cigarettes.

•

Okstad v. Santa Fe Natural Tobacco Co., Inc. (U.S.D.C. M.D. Fla., filed 2016), is an action against SFNTC and RAI on behalf of a putative nationwide class and sixteen putative state-based subclasses (Alabama, California, Colorado, Florida, Georgia, Iowa, Illinois, Maryland, Maine, North Carolina, New Jersey, Ohio, Oregon, Pennsylvania, Texas and Wisconsin subclasses) of purchasers of NATURAL AMERICAN SPIRIT brand cigarettes.

•

Ruggiero v. Santa Fe Natural Tobacco Co., Inc. (U.S.D.C. D.D.C., filed 2016), is an action against SFNTC and RAI on behalf of a putative nationwide class (and Maryland subclass) of purchasers of NATURAL AMERICAN SPIRIT brand cigarettes.

•

Waldo v. Santa Fe Natural Tobacco Co., Inc. (U.S.D.C. M.D. Fla., filed 2016), is an action against SFNTC and RAI on behalf of a putative nationwide class (and Florida subclass) of purchasers of NATURAL AMERICAN SPIRIT brand cigarettes.

•

Grandison v. Santa Fe Natural Tobacco Co., Inc. (U.S.D.C. E.D.N.Y., filed 2016), is an action against SFNTC and RAI on behalf of a putative nationwide class (and California, Florida and New York subclasses) of purchasers of NATURAL AMERICAN SPIRIT brand cigarettes.

•

Gudmundson v. Santa Fe Natural Tobacco Co., Inc. (U.S.D.C. V.I., filed 2016), is an action against SFNTC and RAI on behalf of a putative class of U.S. Virgin Islands purchasers of NATURAL AMERICAN SPIRIT brand cigarettes.

•

LeCompte v. Santa Fe Natural Tobacco Co., Inc. (U.S.D.C. D.N.M., filed 2016), is an action against SFNTC and RAI on behalf of a putative class of California purchasers of NATURAL AMERICAN SPIRIT brand cigarettes.

•

White v. Santa Fe Natural Tobacco Co., Inc. (U.S.D.C. D.N.M., filed 2016), is an action against SFNTC on behalf of a putative nationwide class of purchasers of NATURAL AMERICAN SPIRIT brand cigarettes.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

•

Johnston v. Santa Fe Natural Tobacco Co., Inc. (U.S.D.C. S.D Fla., filed 2016), is an action against SFNTC and RAI on behalf of a putative nationwide class (and Florida subclass) of purchasers of NATURAL AMERICAN SPIRIT brand cigarettes.

•

Cole v. Santa Fe Natural Tobacco Co., Inc. (U.S.D.C. M.D. N.C., filed 2016), is an action against SFNTC and RAI on behalf of a putative nationwide class (and North Carolina subclass) of purchasers of NATURAL AMERICAN SPIRIT brand cigarettes.

Camel Cash Cases.

Sateriale v. R. J. Reynolds Tobacco Co. (U.S.D.C. C.D. Cal., filed 2009), is a class action against RJR Tobacco on behalf of a putative class of persons who were unable to redeem “Camel Cash” after termination of the “Camel Cash” series of promotions for RJR Tobacco’s CAMEL brand cigarettes in 2007. The plaintiffs asserted claims based on the California Unfair Competition Law, the California Consumer Legal Remedies Law, breach of contract and promissory estoppel, and the plaintiffs sought injunctive relief, actual damages, costs and expenses. In December 2010, the district court granted RJR Tobacco’s motion to dismiss with prejudice and entered final judgment. In July 2012, the U.S. Court of Appeals for the Ninth Circuit, referred to as the Ninth Circuit, affirmed the dismissal of the plaintiffs’ claims under the California Unfair Competition Law and the California Consumer Legal Remedies Acts and reversed the dismissal of the plaintiffs’ claims for promissory estoppel and breach of contract. On December 19, 2014, the district court declined to certify a national class, found that the plaintiffs’ promissory estoppel claim could not be tried on a class basis, and, on the plaintiffs’ breach of contract claim, certified a class of “all persons in California who, as adult smokers, were assigned registration numbers by RJR Tobacco, collected C-Notes, and held C-Notes as of October 1, 2006.” The parties later agreed to a settlement under which RJR Tobacco would make available non-tobacco merchandise to class members for Camel Cash that they held on October 1, 2006, and pay plaintiffs’ counsel $4.75 million in fees and costs. On May 2, 2016, the court approved the settlement. The non-tobacco merchandise will be made available to class members from August 1, 2016 to January 31, 2017.

Feinman v. R. J. Reynolds Tobacco Co. (U.S.D.C. S.D.N.Y., filed 2015), is a class action against RJR Tobacco on behalf of a putative class of persons who resided in New York, Iowa or South Dakota as of October 1, 2006, and as adult smokers, purchased CAMEL-brand filtered cigarettes along with C-Notes, collected C-Notes and held C-Notes as of October 1, 2006. The plaintiff alleges breach of contract claims based on the termination of the “Camel Cash” series of promotions by RJR Tobacco’s CAMEL cigarettes in 2007 and seek actual damages, costs, expenses, and attorneys’ fees. On January 16, 2016, the court conditionally approved the parties’ settlement agreement and dismissal of the case subject to the court in Sateriale granting its final approval of that settlement agreement. Pursuant to the Sateriale settlement agreement, plaintiff’s counsel in Feinman voluntarily dismissed the case on June 16, 2016.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Filter Cases

Claims have been brought against Lorillard Tobacco and Lorillard by individuals who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by a predecessor to Lorillard Tobacco for a limited period of time ending more than 50 years ago. As of June 30, 2016, Lorillard Tobacco and/or Lorillard was a defendant in 76 Filter Cases. Since January 1, 2013, Lorillard Tobacco has paid, or has reached agreement to pay, a total of approximately $43.7 million in settlements to resolve 160 claims asserted in Filter Cases.

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

As of June 30, 2016, two health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, Lorillard Tobacco, or all three, as discussed below after the discussion of the State Settlement Agreements. A limited number of claimants have filed suit against RJR Tobacco, one of its affiliates, and other tobacco industry defendants to recover funds for health care, medical and other assistance paid by foreign provincial governments in treating their citizens. For additional information on these cases, see “— International Cases” below.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Set forth below is the unadjusted tobacco industry settlement payment schedule (in millions) for 2014 and thereafter:

	2014	2015	2016 and thereafter
First Four States’ Settlements:(1)
Mississippi Annual Payment	$136	$136	$136
Florida Annual Payment	440	440	440
Texas Annual Payment	580	580	580
Minnesota Annual Payment	204	204	204
Master Settlement Agreement:
Annual Payments(1)	8,004	8,004	8,004
Total	$9,364	$9,364	$9,364

RAI’s operating subsidiaries expenses and payments under the State Settlement Agreements for 2014 and 2015 and the projected expenses and payments for 2016 and thereafter (in millions) are set forth below. (1)(2)

	2014	2015	2016	2017	2018	2019 and thereafter
Settlement expenses	$1,917	$2,403	—	—	—	—
Settlement cash payments	$1,985	$2,166	—	—	—	—
Projected settlement expenses			$>2,800	$>3,100	$>3,100	$>3,300
Projected settlement cash payments			$>3,000	$>2,800	$>3,100	$>3,100

(1)

Subject to adjustments for changes in sales volume, inflation, operating profit and other factors. Payments are allocated among the companies on the basis of relative market share or other methods. For further information, see “— State Settlement Agreements—Enforcement and Validity; Adjustments” below.

(2)

The amounts above reflect the impact of the Term Sheet and the NY State Settlement described below under “— State Settlement Agreements—Enforcement and Validity; Adjustments – Partial Settlement of Certain NPM Adjustment Claims.”

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

On August 17, 2006, after a non-jury bench trial, the district court found certain defendants, including RJR Tobacco, B&W and Lorillard Tobacco, had violated RICO, but did not impose any direct financial penalties. The district court instead enjoined RJR Tobacco, Lorillard Tobacco and the other defendants from committing future racketeering acts, participating in certain trade organizations, making misrepresentations concerning smoking and health and youth marketing, and using certain brand descriptors such as “low tar,” “light,” “ultra light,” “mild” and “natural.” The district court also ordered RJR Tobacco, Lorillard Tobacco and the other defendants to issue “corrective communications” on five subjects, including smoking and health and addiction, and to comply

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

with further undertakings, including maintaining web sites of historical corporate documents and disseminating certain marketing information on a confidential basis to the government. In addition, the district court placed restrictions on the defendants’ ability to dispose of certain assets for use in the United States, unless the transferee agrees to abide by the terms of the district court’s order, and ordered certain defendants to reimburse the U.S. Department of Justice its taxable costs incurred in connection with the case.

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

Post-remand proceedings are underway. On December 22, 2010, the district court dismissed B&W from the litigation. In November 2012, the trial court entered an order setting forth the text of the corrective statements and directed the parties to engage in discussions with the Special Master to implement them. After extensive mediation led the parties to an implementation agreement, the district court entered an implementation order on June 2, 2014. The defendants filed a consolidated appeal challenging both the content of the court-ordered statements and the requirement that those statements be published in redundant media. On May 22, 2015, the D.C. Circuit reversed the corrective statements order in part, affirmed in part, and remanded to the district court for further proceedings. On October 1, 2015, the district court ordered the parties to propose new corrective-statements preambles. On February 8, 2016, the district court entered an order adopting the government’s proposed corrective-statements preamble. The parties then mediated, per the district court’s order, changes to the implementation order necessitated by the new preamble. On April 19, 2016, the district court accepted the parties’ mediated agreement on implementation and entered a superseding consent order with respect to implementation. The superseding consent order stays implementation of the corrective statements until the exhaustion of appeals from the orders establishing the text of those statements and governing implementation details. On April 7, 2016, the defendants and the post-judgment parties regarding remedies noticed an appeal to the D.C. Circuit from the order adopting the government’s proposed corrective-statement preambles. On May 6, 2016, the defendants and post-judgment parties regarding remedies noticed an appeal to the D.C. Circuit from the superseding consent order. On June 7, 2016, the D.C. Circuit granted the unopposed motion of the defendants and the post-judgment parties regarding remedies to consolidate the two appeals. Additionally, RJR Tobacco has a separate appeal pending before the D.C. Circuit challenging the district court’s May 28, 2015, order requiring RJR Tobacco to televise an additional set of corrective statements on behalf of B&W; that appeal has been scheduled for oral argument on September 13, 2016. In light of the corrective-statements implementation requirements, $20 million has been accrued for the estimated costs of the corrective communications and is included in the condensed consolidated balance sheet (unaudited) as of June 30, 2016.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Native American Tribe Case.

As of June 30, 2016, one Native American tribe case was pending before a tribal court against RJR Tobacco, B&W and Lorillard Tobacco, Crow Creek Sioux Tribe v. American Tobacco Co. (Tribal Ct., Crow Creek Sioux, S.D., filed 1997). The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant.

International Cases.

Each of the ten Canadian provinces has filed a health-care cost recovery action against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates. In these actions, which are described below, each of the Canadian provinces seeks to recover for health care, medical and other assistance paid and to be paid for treating tobacco-related disease. Pursuant to the terms of the 1999 sale of RJR Tobacco’s international tobacco business, RJR Tobacco has tendered the defense of these actions to JTI. Subject to a reservation of rights, JTI has assumed the defense of RJR Tobacco and its affiliate in these actions.

•

British Columbia (British Columbia Sup. Ct., Vancouver Registry, filed 1997) - In 1997, British Columbia enacted a statute creating a civil cause of action against tobacco-related entities for the provincial government to recover the costs of health-care benefits incurred for insured British Columbia residents resulting from tobacco-related disease. An initial action brought pursuant to the statute against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and certain of its affiliates, was dismissed in February 2000 when the British Columbia Supreme Court ruled that the legislation was unconstitutional. British Columbia then enacted a revised statute, pursuant to which an action was filed in January 2001 against many of the same defendants, including RJR Tobacco and one of its affiliates. In that action, the British Columbia government seeks to recover the present value of its total expenditures for health-care benefits provided for insured persons resulting from tobacco-related disease or the risk of tobacco-related disease caused by alleged breaches of duty by the manufacturers, the present value of its estimated total expenditures for health-care benefits that reasonably could be expected to be provided for those insured persons resulting from tobacco-related disease or the risk of tobacco-related disease in the future, court ordered interest, and costs, or in the alternative, special or increased costs. The government alleges that the defendants are liable under the British Columbia statute by reason of their “tobacco related wrongs,” which are alleged to include: selling defective products, failure to warn, sale of cigarettes to children and adolescents, strict liability, deceit and misrepresentation, violation of trade practice and competition acts, concerted action, and joint liability. RJR Tobacco and its affiliate filed statements of defense in January 2007. Pretrial discovery is ongoing.

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

•

Ontario (Ontario Super. Ct. Justice, Toronto, filed 2009) - This claim is brought pursuant to Ontario legislation that is substantially similar to the revised British Columbia statute described above. It seeks recovery of essentially the same types of damages sought in the British Columbia action based on analogous theories of liability, although the government also asserted claims based on the illegal importation of cigarettes, which claims were deleted in an amended statement of claim filed in August 2010. RJR Tobacco and its affiliate filed statements of defense in April 2016.

•

Newfoundland and Labrador (Sup. Ct. Newfoundland and Labrador, St. John’s, filed 2011) - This claim is brought pursuant to Newfoundland and Labrador legislation that is substantially similar to the revised British Columbia statute described above. It seeks recovery of essentially the same types of damages sought in the British Columbia action based on analogous theories of liability. RJR Tobacco and its affiliate filed statements of defense in May 2016.

•

Manitoba (Ct. of Queen’s Bench, Winnipeg Jud. Centre, filed 2012) - This claim is brought pursuant to Manitoba legislation that is substantially similar to the revised British Columbia statute described above. It seeks recovery of essentially the same types of damages sought in the British Columbia action based on analogous theories of liability. RJR Tobacco and its affiliate filed statements of defense in September 2014.

•

Quebec (Super. Ct. Quebec, Dist. Montreal, filed 2012) - This claim is brought pursuant to Quebec legislation that is substantially similar to the revised British Columbia statute described above. It seeks recovery of essentially the same types of damages being sought in the British Columbia action based on analogous theories of liability. RJR Tobacco and its affiliate filed defenses in December 2014. Pretrial discovery is ongoing.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

•

Saskatchewan (Ct. of Queen’s Bench, Jud. Centre Saskatoon, filed 2012) - This claim is brought pursuant to Saskatchewan legislation that is substantially similar to the revised British Columbia statute described above. It seeks recovery of essentially the same types of damages sought in the British Columbia action based on analogous theories of liability. RJR Tobacco and its affiliate filed statements of defense in February 2015.

•

Alberta (Ct. of Queen’s Bench, Alberta Jud. Centre of Calgary, filed 2012) - This claim is brought pursuant to Alberta legislation that is substantially similar to the revised British Columbia statute described above. It seeks recovery of essentially the same types of damages sought in the British Columbia action based on analogous theories of liability. RJR Tobacco and its affiliate filed statements of defense in March 2016.

•

Prince Edward Island (Sup. Ct. P.E.I., Charlottetown, filed 2012) - This claim is brought pursuant to Prince Edward Island legislation that is substantially similar to the revised British Columbia statute described above. It seeks recovery of essentially the same types of damages sought in the British Columbia action based on analogous theories of liability. RJR Tobacco and its affiliate filed statements of defense in February 2015.

•

Nova Scotia (Sup. Ct. Nova Scotia, Halifax, filed 2015) - This claim is brought pursuant to Nova Scotia legislation that is substantially similar to the revised British Columbia statute described above. It seeks recovery of essentially the same types of damages sought in the British Columbia action based on analogous theories of liability. RJR Tobacco and its affiliate filed statements of defense in July 2015.

Seven putative class actions, which are described below, have been filed against various Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in Canadian provincial courts. In these cases, the plaintiffs allege claims based on fraud, fraudulent concealment, breach of warranty, breach of warranty of merchantability, and of fitness for a particular purpose, failure to warn, design defects, negligence, breach of a “special duty” to children and adolescents, conspiracy, concert of action, unjust enrichment, market share liability, and violations of various trade practices and competition statutes. The plaintiffs seek recovery on behalf of proposed classes of persons allegedly suffering from tobacco-related disease as a result of smoking defendants’ cigarettes and seek recovery of compensatory and punitive damages, restitution, recovery of government health-care benefits, interest, and costs. Pursuant to the terms of the 1999 sale of RJR Tobacco’s international tobacco business, RJR Tobacco has tendered the defense of these seven actions to JTI. Subject to a reservation of rights, JTI has assumed the defense of RJR Tobacco and its current or former affiliates in these actions. Plaintiffs’ counsel have been actively pursuing only Bourassa, the action pending in British Columbia, at this time.

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

State Settlement Agreements—Enforcement and Validity; Adjustments

As of June 30, 2016, there were 28 cases concerning the enforcement, validity or interpretation of the State Settlement Agreements in which RJR Tobacco, B&W or Lorillard Tobacco is a party. This number includes those cases, discussed below, relating to disputed payments under the State Settlement Agreements.

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

•

Pennsylvania dropped its challenge to the finding of non-diligence entered against it. However, the state court in Pennsylvania entered an order that modified the judgment reduction method that had been adopted by the Arbitration Panel, which reduced RJR Tobacco’s and Lorillard Tobacco’s recovery from this state by $54.0 million and $9.5 million, respectively. Upon appeal, in April 2015, the intermediate appellate court in Pennsylvania upheld the trial court ruling. The Pennsylvania Supreme Court declined to take the industry’s appeal of that ruling. RJR Tobacco filed a petition for writ of certiorari with the U.S. Supreme Court on April 21, 2016.

•

Missouri dropped its challenge to the finding of non-diligence entered against it. However, the state court in Missouri entered an order that modified the judgment reduction method that had been adopted by the Arbitration Panel which reduced RJR Tobacco’s and Lorillard Tobacco’s recovery from this state by $21.4 million and $3.8 million, respectively. Upon appeal, in September 2015, the intermediate appellate court in Missouri reversed the trial court ruling. Missouri is appealing that ruling to the Missouri Supreme Court. Opening briefs were filed by the parties on July 1, 2016.

•

Maryland dropped its challenge to the finding of non-diligence entered against it. Maryland’s motion challenging the judgment reduction method adopted by the Arbitration Panel was denied by its state court. Upon appeal, in October 2015, the intermediate appellate court in Maryland reversed the trial court, the effect of which was to reduce RJR Tobacco’s and Lorillard Tobacco’s recovery from this state by a total of $21.2 million and $3.7 million, respectively. The Maryland Supreme Court declined to take the industry’s appeal of that ruling. RJR Tobacco filed a petition for writ of certiorari with the U.S. Supreme Court on June 22, 2016.

•

New Mexico filed motions challenging the finding of non-diligence and seeking a modification of the judgment reduction method adopted by the Arbitration Panel. The New Mexico trial court has not yet ruled on these motions.

As noted above, the effect from the three non-diligent states, Pennsylvania, Missouri and Maryland no longer challenging the findings of non-diligence entered against them by the Arbitration Panel was that a certain portion of the potential recovery from these three states was probable and reasonably estimable. Consequently, $93 million was recognized as a reduction of cost of products sold in RAI’s consolidated statement of income for the year ended December 31, 2015. Therefore, RJR Tobacco now estimates that the maximum remaining amount of its claim and Lorillard Tobacco’s claim with respect to the 2003 NPM Adjustment claim is $108 million and $19 million, respectively, plus any applicable interest and earnings. Until such time as the various remaining state motions

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

challenging the rulings of the Arbitration Panel have been resolved, including any necessary appeals, uncertainty exists as to the timing, process and amount of RJR Tobacco’s ultimate recovery with respect to its remaining share of the 2003 NPM Adjustment claim and, accordingly, no additional amounts for the remaining four non-diligent states have been recognized in RAI’s condensed consolidated financial statements (unaudited) as of June 30, 2016.

NPM Adjustment Claims for 2004-2014. From 2006 to 2008, proceedings (including significant factor arbitrations before an independent economic consulting firm) were initiated with respect to the NPM Adjustment for 2004, 2005 and 2006. Ultimately, the Adjustment Requirements were satisfied with respect to each of these NPM Adjustments.

In subsequent years, RJR Tobacco, Lorillard Tobacco, certain other PMs and the settling states entered into three separate agreements, covering fiscal years 2007 to 2009, fiscal years 2010 to 2012 and fiscal years 2013 to 2014, respectively, wherein the settling states would not contest that the disadvantages of the MSA were “a significant factor contributing to” the market share loss experienced by the PMs in those years. The stipulation pertaining to each of the years covered by the three agreements became effective in February of the year a final determination by the firm of independent economic consultants would otherwise have been expected if the issue had been arbitrated on the merits. RJR Tobacco and the PMs paid certain amounts into the States’ Antitrust/Consumer Protection Tobacco Enforcement Fund established under Section VIII(c) of the MSA for each year covered by these agreements, with RJR Tobacco paying approximately 47% and Lorillard Tobacco paying approximately 20% of such amounts.

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

	RJR Tobacco		Lorillard Tobacco
Volume Year	Disputed	Remaining after settlements	Disputed	Remaining after settlements
2004	$562	$210	$111	$41
2005	445	166	76	29
2006	419	156	73	27
2007	435	166	83	32
2008	468	179	104	40
2009	472	180	107	41
2010	470	179	119	46
2011	422	161	88	34
2012	428	163	96	37
2013	455	173	91	35
2014	430	164	92	36

(1)	The amounts shown above do not include the interest or earnings thereon to which RJR Tobacco and Lorillard Tobacco believe they would be entitled under the MSA.

In addition to the above, SFNTC’s portion of the disputed NPM Adjustments for the years 2004 through 2014 is approximately $67 million and the remaining amount after the settlements is approximately $26 million.

The 2015 volume year NPM Adjustments for RJR Tobacco, Lorillard Tobacco and SFNTC are $481 million, $41 million and $18 million, respectively.

The 2004 NPM Adjustment proceeding is underway before two overlapping panels, with one panel hearing the issues with respect to five states and the other panel hearing the issues as to the remaining states that will be part of the arbitration. A case management order governing the arbitration was entered on June 14, 2016. Under the timing established by that case management order, it is expected that discovery in the arbitration proceedings will be completed by the end of the second quarter of 2017 and that a hearing on common issues will take place before the end of the third quarter of 2017. State specific evidentiary hearings are expected to begin in the fourth quarter of 2017 and will likely conclude by the end of the third quarter of 2018. Diligent enforcement rulings from the panels are likely by the end of the fourth quarter of 2018. RJR Tobacco’s and Lorillard Tobacco’s remaining claim with respect to 2004 is approximately $251 million.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Missouri has obtained an order from the Missouri court of appeals for a separate state specific arbitration of the diligent enforcement issue, although that ruling is on appeal. Also, in the context of the 2003 NPM Adjustment proceedings, Montana obtained a ruling from the Montana Supreme Court that the issue of diligent enforcement under the MSA must be heard before that state’s MSA court. Finally, New Mexico and the four U.S. territories have been asked to join the 2004 NPM Adjustment Arbitration, but have not yet done so.

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

On February 8, 2016, Missouri conditionally joined the Term Sheet on financial terms more favorable to the industry than those received by the original signatory states. Various provisions regarding the timing of credits to be received by RJR Tobacco and the other PMs and disbursements to Missouri from the Disputed Payments Account are also set forth in the conditional joinder. Missouri’s joinder was conditioned upon the enactment by the Missouri legislature of Allocable Share Repeal legislation in Missouri with an effective date making such legislation applicable to NPM cigarettes sold in Missouri beginning no later than August 28, 2016. This condition was not satisfied, and thus the conditional joinder was terminated.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

•

JTI also has sought indemnification relating to a Statement of Claim filed on April 23, 2010, in the Ontario Superior Court of Justice, London, against JTI Macdonald Corp., referred to as JTI-MC, by the Ontario Flue-Cured Tobacco Growers’ Marketing Board, referred to as the Board, Andy J. Jacko, Brian Baswick, Ron Kichler, and Aprad Dobrenty, proceeding on their own behalf and on behalf of a putative class of Ontario tobacco producers that sold tobacco to JTI-MC during the period between January 1, 1986 and December 31, 1996, referred to as the Class Period, through the Board pursuant to certain agreements. The Statement of Claim seeks recovery for damages allegedly incurred by the class representatives and the putative class for tobacco sales during the Class Period made at the contract price for duty free or export cigarettes with respect to cigarettes that, rather than being sold duty free or for export, purportedly were sold in Canada, which allegedly breached one or more of a series of contracts dated between June 4, 1986, and July 3, 1996. A motion to dismiss on the basis of statute of limitations was denied, and the appeal from that ruling was dismissed on July 4, 2016.

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

On April 29, 2014, the Second Circuit vacated and remanded in a decision concluding that (1) as pled, the RICO claims are within the scope of the RICO statute, and (2) the federal court has subject matter jurisdiction over the state-law claims. The defendants sought rehearing and rehearing en banc. On August 20, 2014, the Second Circuit denied panel rehearing and issued an amended opinion that, in addition to adhering to the earlier opinion, held that a civil RICO cause of action extends to extraterritorial injuries. The U.S. Supreme Court granted certiorari and, on June 20, 2016, reversed the Second Circuit’s decision and ordered the dismissal of the plaintiffs’ RICO damages claims, finding that RICO civil causes of action extend only to domestic injuries, which claims the plaintiffs had abandoned. The court also held that any private RICO claims for equitable relief must also rest on domestic injuries but reserved decision on whether the plaintiffs had alleged such claims. The court’s decision does not affect the plaintiffs’ common-law claims.

Fontem Patent Litigation. On April 4, 2016, a case was filed in federal court, Fontem Ventures B.V. and Fontem Holdings 1 B.V. v. R. J. Reynolds Vapor Company (U.S.D.C. C.D. Cal.), which alleges that VUSE products infringe on Fontem’s alleged e-cigarette patents. On May 3, 2016, Fontem filed a second complaint asserting two additional patent violations against the VUSE products. On June 22, 2016, Fontem filed a third complaint asserting one additional patent violation against the VUSE product. RJR Vapor filed an answer in the first case on June 27, 2016. RJR Vapor’s responsive pleadings in the second and third cases were filed on July 25, 2016. On June 29, 2016, RJR Vapor filed a motion to transfer the three cases to the Middle District of North Carolina. Fontem filed an opposition to the motion to transfer on July 18, 2016. RJR Vapor’s reply in support of the motion to transfer was filed on July 25, 2016. The argument on the motion to transfer and a scheduling conference are both scheduled for August 8, 2016.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Also, on July 2, 2016, RJR Vapor filed petitions for inter partes review of three of the asserted patents. Petitions for inter partes review with respect to the other four asserted patents will be filed over the next several weeks.

FDA Litigation. On February 25, 2011, RJR Tobacco, Lorillard and Lorillard Tobacco jointly filed a lawsuit, Lorillard, Inc. v. U.S. Food and Drug Administration, in the U.S. District Court for the District of Columbia, challenging the composition of TPSAC which had been established by the FDA under the Family Smoking Prevention and Tobacco Control Act, referred to as the FDA Tobacco Act. The complaint alleges that certain members of the TPSAC and certain members of its Constituents Subcommittee have financial and appearance conflicts of interest that are disqualifying under federal ethics law and regulations, and that the TPSAC is not “fairly balanced,” as required by the Federal Advisory Committee Act, referred to as FACA. In March 2011, the plaintiffs filed an amended complaint, which added an additional claim, based on a nonpublic meeting of members of the TPSAC, in violation of the FACA. The court granted the plaintiffs’ unopposed motion to file a second amended complaint adding a count addressing the FDA’s refusal to produce all documents generated by the TPSAC and its subcommittee in preparation of the menthol report. On July 21, 2014, the court granted the plaintiffs’ summary judgment motions finding that three members of the TPSAC Committee had impermissible conflicts of interest. As relief, the court ordered the FDA to reconstitute the committee in conformance with the law and enjoined the agency from using or relying on the TPSAC’s 2011 Menthol Report. On September 18, 2014, the FDA appealed the decision to the D.C. Circuit. On January 15, 2016, the appellate court reversed the decision of the district court, finding that the plaintiffs did not have standing to challenge appointments of certain TPSAC members. Under the appellate court’s order, the three former committee members can serve once again on the TPSAC and FDA can rely on the TPSAC menthol report. On May 9, 2016, the plaintiffs’ petition for rehearing or rehearing en banc was denied. On May 18, 2016, the appellate court issued a mandate vacating the injunction that had barred use of the TPSAC menthol report and had ordered reconstitution of the TPSAC.

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

On September 8, 2015, the FDA issued a revised version of the same document entitled, “Guidance for Industry: Demonstrating the Substantial Equivalence of a New Tobacco Product: Responses to Frequently Asked Questions (Edition 2).” The revised version did not materially change the requirements set forth in the prior version regarding changes to product labels and changes to the quantity of products sold within a package. Accordingly, on September 30, 2015, RJR Tobacco, American Snuff Co., SFNTC, Philip Morris USA Inc., U.S. Smokeless Tobacco Company LLC, and ITG filed a lawsuit in the U.S. District Court for the District of Columbia challenging the FDA’s September 8, 2015, “guidance” document. The September 30, 2015 complaint contains arguments and allegations that are substantially similar to those contained in the April 14, 2015 complaint. The plaintiffs have requested that the court prevent the FDA from enforcing the revised version of its guidance. On October 30, 2015, the plaintiffs filed a motion for summary judgment. On December 8, 2015, the government filed its opposition to the plaintiffs’ motion for summary judgment as well as its own motion to dismiss or, in the alternative, motion for summary judgment. On June 9, 2016, the court heard oral argument on the parties’ respective motions. A decision is pending.

For a detailed description of the FDA Tobacco Act, see “— Governmental Activity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part I, Item 2.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Smokeless Tobacco Litigation

In 1999, when the IPIC litigation was first filed, the named defendants included manufacturers of smokeless products, including Conwood Company, LLC (now known as American Snuff Company, LLC) and others. When the IPIC plaintiffs filed discovery responses in IPIC listing the products they used, 41 of them listed a smokeless product. Six of those 41 plaintiffs listed a brand owned by American Snuff (Levi Garrett). Seven listed a brand (Beechnut) once manufactured by Lorillard Tobacco (now manufactured by National Tobacco Company). On December 3, 2001, the IPIC court severed all smokeless claims and all smokeless defendants from IPIC. There was no order staying the case during IPIC. In the ensuing 15 years, the plaintiffs in the severed cases did nothing to pursue the cases. The plaintiffs now seek to activate various smokeless claims, including certain plaintiffs whose cases were dismissed in IPIC after severance of the smokeless claims and whose claims are not counted in the 41 claims described above. The court has scheduled a status conference on July 11, 2016 to address smokeless claims. The defendants will object to any effort to activate these cases due to the fact that the plaintiffs took no action for the last 15 years.

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

Shareholder Cases

Delaware. Between July 18, 2014 and August 12, 2014, Lorillard shareholders filed purported class action lawsuits in the Delaware Court of Chancery relating to the then-proposed merger between Lorillard and RAI. The lawsuits were captioned In re Lorillard Inc. Stockholder Litig., C.A. No. 9904-CB, and are referred to as the Delaware Actions. The plaintiffs alleged that the transaction offered unfair and inadequate consideration for Lorillard stock and sought additional disclosure of facts relating to the Merger in connection with the shareholder vote, higher Merger consideration, and monetary damages.

RAI and Lorillard subsequently filed supplemental disclosures that mooted the disclosure claims. These supplemental disclosures provided additional information regarding the fairness opinion and financial analyses provided to Lorillard’s board of directors by its financial advisors, the background of the Merger and alternatives to the Merger that were considered by Lorillard’s board of directors and the timing of discussions regarding the composition of the board of directors of the combined company and employment of Lorillard management.

On May 18, 2016, the Delaware Court of Chancery dismissed the Delaware Actions with prejudice as to certain plaintiffs and without prejudice as to all other plaintiffs and members of the putative class. The Delaware Court of Chancery retained jurisdiction solely for the purpose of determining the plaintiffs’ counsel’s application for an award of attorneys’ fees and reimbursement of expenses. RAI and plaintiffs’ counsel then agreed that, after the entry of an order closing the Delaware Actions, RAI would pay fees and expenses of $215,000 in full satisfaction of plaintiffs’ counsel’s claims for attorneys’ fees and expenses. On June 22, 2016, the Delaware Court of Chancery issued an order closing the Delaware Actions and approving the agreed-upon payment of attorneys’ fees and expenses. RAI then paid the agreed-upon attorneys’ fees and expenses.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

RAI believed that the North Carolina Action was without merit and that no further disclosure was necessary to supplement the Joint Proxy Statement/Prospectus under applicable laws. However, to eliminate certain burdens, expenses and uncertainties, on January 17, 2015, RAI and the director defendants in the North Carolina Action entered into the North Carolina Memorandum of Understanding regarding the settlement of the disclosure claims asserted in that lawsuit. The North Carolina Memorandum of Understanding outlines the terms of the parties’ agreement in principle to settle and release the disclosure claims which were or could have been asserted in the North Carolina Action. In consideration of the partial settlement and release, RAI agreed to make certain supplemental disclosures to the Joint Proxy Statement/Prospectus, which it did on January 20, 2015. On August 4, 2015, the trial court granted the defendants’ motions to dismiss all of the remaining non-disclosure claims. The plaintiff has appealed the dismissal. Oral argument on the appeal occurred on April 27, 2016, and a decision is pending. On February 17, 2016, the trial court approved the partial settlement, including the plaintiff’s unopposed request for $415,000 in attorneys’ fees and costs. The partial settlement did not affect the consideration paid to Lorillard shareholders in connection with the Merger.

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

As described above in “— Litigation Affecting the Cigarette Industry – Other Litigation and Developments – JTI Claims for Indemnification,” RJR Tobacco has received claims for indemnification from JTI, and several of these have been resolved. Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have other unresolved indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree what circumstances described in such claims give rise to any indemnification obligations by RJR and RJR Tobacco and the nature and extent of any such obligation. RJR and RJR Tobacco have conveyed their position to JTI, and the parties have agreed to resolve their differences at a later date.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

ITG Indemnity. In the purchase agreement relating to the Divestiture, RAI agreed to defend and indemnify, subject to certain conditions and limitations, ITG in connection with claims relating to the purchase or use of one or more of the WINSTON, KOOL, SALEM, or MAVERICK cigarette brands on or before June 12, 2015, as well as in actions filed before June 13, 2023, relating to the purchase or use of one or more of the WINSTON, KOOL, SALEM, or MAVERICK cigarette brands. In the purchase agreement relating to the Divestiture, ITG agreed to defend and indemnify, subject to certain conditions and limitations, RAI and its affiliates in connection with claims relating to the purchase or use of blu brand e-cigarettes. ITG also agreed to defend and indemnify, subject to certain conditions and limitations, RAI and its affiliates in actions filed after June 12, 2023, relating to the purchase or use of one or more of the WINSTON, KOOL, SALEM, or MAVERICK cigarette brands after June 12, 2015.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 11 — Shareholders’ Equity

	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of December 31, 2015	$—	$18,402	$188	$(338)	$18,252
Net income	—	—	4,361	—	4,361
Retirement benefits, net of $21 million tax expense	—	—	—	33	33
Unrealized gain on long-term investments, net of $2 million tax expense	—	—	—	5	5
Realized gain on long-term investments, net of $1 million tax expense	—	—	—	(2)	(2)
Realized loss on hedging instruments, net of $6 million tax expense	—	—	—	11	11
Cumulative translation adjustment and other, net of $9 million tax expense	—	—	—	17	17
Dividends - $0.84 per share	—	—	(1,204)	—	(1,204)
Common stock repurchased	—	(149)	—	—	(149)
Equity incentive award plan and stock-based compensation	—	50	—	—	50
Excess tax benefit on stock-based compensation plans	—	26	—	—	26
Balance as of June 30, 2016	$—	$18,329	$3,345	$(274)	$21,400

	Common Stock	Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of December 31, 2014	$—	$6,200	$(1,314)	$(364)	$4,522
Net income	—	—	2,317	—	2,317
Retirement benefits, net of $16 million tax benefit	—	—	—	(26)	(26)
Amortization of realized loss on hedging instruments, net of tax	—	—	—	1	1
Cumulative translation adjustment and other, net of $10 million tax benefit	—	—	—	(17)	(17)
Dividends - $0.67 per share	—	—	(718)	—	(718)
Issuance of additional shares as Merger consideration	—	7,555	—	—	7,555
Issuance of additional shares for BAT Share Purchase	—	4,673	—	—	4,673
Common stock repurchased	—	(40)	—	—	(40)
Equity incentive award plan and stock-based compensation	—	44	—	—	44
Excess tax benefit on stock-based compensation plans	—	15	—	—	15
Balance as of June 30, 2015	$—	$18,447	$285	$(406)	$18,326

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2016 were as follows:

	Retirement Benefits	Unrealized Loss on Long-Term Investments	Realized Loss on Hedging Instruments	Cumulative Translation Adjustment and Other	Total
Balance as of December 31, 2015	$(244)	$(14)	$(11)	$(69)	$(338)
Other comprehensive income (losses) before reclassifications	45	5	—	(10)	40
Amounts reclassified from accumulated other comprehensive loss	(12)	(2)	11	27	24
Net current-period other comprehensive income (loss)	33	3	11	17	64
Balance as of June 30, 2016	$(211)	$(11)	$—	$(52)	$(274)

The components of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2015, were as follows:

	Retirement Benefits	Unrealized Loss on Long-Term Investments	Realized Loss on Hedging Instruments	Cumulative Translation Adjustment and Other	Total
Balance as of December 31, 2014	$(294)	$(14)	$(12)	$(44)	$(364)
Other comprehensive losses before reclassifications	(13)	—	—	(17)	(30)
Amounts reclassified from accumulated other comprehensive loss	(13)	—	1	—	(12)
Net current-period other comprehensive income (loss)	(26)	—	1	(17)	(42)
Balance as of June 30, 2015	$(320)	$(14)	$(11)	$(61)	$(406)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidated statement of income (unaudited) for the three months ended June 30, were as follows:

Components	Amounts Reclassified		Affected Line Item
	2016	2015
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$(5)	$(6)	Cost of products sold
Amortization of prior service costs	(5)	(4)	Selling, general and administrative expenses
	(10)	(10)	Operating income
Deferred taxes	4	3	Provision for income taxes
Net of tax	(6)	(7)	Net income

Hedging instruments:
Amortization of realized loss	—	1	Interest and debt expense

Total reclassifications	$(6)	$(6)	Net income

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidated statement of income (unaudited) for the six months ended June 30, were as follows:

Components	Amounts Reclassified		Affected Line Item
	2016	2015
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$(10)	$(11)	Cost of products sold
Amortization of prior service costs	(10)	(9)	Selling, general and administrative expenses
	(20)	(20)	Operating income
Deferred taxes	8	7	Provision for income taxes
Net of tax	(12)	(13)	Net income

Long-term investments:
Realized gain on long-term investments	(3)	—	Other (income) expense, net
Deferred taxes	1	—	Provision for income taxes
Net of tax	(2)	—	Net income

Hedging instruments:
Forward starting interest rate contracts	17	—	Other (income) expense, net
Amortization of realized loss	—	1	Interest and debt expense
	17	1	Income before income taxes
Deferred taxes	(6)	—	Provision for income taxes
Net of tax	11	1	Net income

Cumulative translation adjustment:
Derecognition of cumulative translation adjustment	27	—	Gain on divestitures
Total reclassifications	$24	$(12)	Net income

Share Repurchases and Other

Restricted stock units granted in March 2013 and May 2015 under the Amended and Restated 2009 Omnibus Incentive Compensation Plan, referred to as the Omnibus Plan, vested in March 2016 and May 2016, respectively, and were settled with the issuance of 2,864,029 shares of RAI common stock. In addition, during the first six months of 2016, at a cost of $56 million, RAI purchased 1,118,283 shares of RAI common stock that were forfeited and cancelled with respect to tax liabilities associated with restricted stock units vesting under the Omnibus Plan.

In November 2011, RAI, B&W and BAT entered into Amendment No. 3 to the governance agreement, dated as of July 30, 2004, as amended, referred to as the Governance Agreement, pursuant to which RAI has agreed that, so long as the beneficial ownership interest of BAT and its subsidiaries in RAI has not dropped below 25%, if RAI issues shares of its common stock or any other RAI equity security to certain designated persons, including its directors, officers or employees, then RAI will repurchase a number of shares of outstanding RAI common stock so that the number of outstanding shares of RAI common stock are not increased, and the beneficial ownership interest of BAT and its subsidiaries in RAI is not decreased, by such issuance after taking into account such repurchase. During the first six months of 2016, RAI repurchased 1,817,846 shares of RAI common stock for $93 million in accordance with the Governance Agreement.

Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased were cancelled at time of purchase.

On February 10, 2016, and May 5, 2016, RAI’s board of directors declared a quarterly cash dividend of $0.42 per common share, or $1.68 on an annualized basis, payable to shareholders of record as of March 10, 2016 and June 10, 2016, respectively.

Note 12 — Stock Plans

Three-Year Grant

In February 2016, the board of directors of RAI approved a grant to key employees of RAI and its subsidiaries, effective March 1, 2016, of 1,071,544 nonvested restricted stock units under the Omnibus Plan. The restricted stock units generally will vest on March 1,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

One-Year Grant

In May 2016, the board of directors of RAI approved a grant to a key employee of RAI, effective May 5, 2016, of 164,841 nonvested restricted stock units under the Omnibus Plan.  The restricted stock units generally will vest on May 1, 2017.  Upon settlement, the grantee will receive a number of shares of RAI’s common stock equal to the product of the number of vested units and a percentage up to 200% based on the overall performance of RAI and its subsidiaries during the one-year performance period beginning May 1, 2016, and ending April 30, 2017, against RAI’s 2016 annual incentive award program metrics and other performance factors.

As an equity-based grant, compensation expense relating to this one-year grant will take into account the vesting period lapsed and will be calculated based on the per share closing price of RAI common stock as of the end of each quarter, which was $53.93 as of June 30, 2016.  Following the vesting date, the grantee will receive a cash dividend equivalent payment equal to the aggregate amount of dividends per share paid on shares of RAI common stock during the performance period multiplied by the actual number of restricted stock units earned by the grantee.  If RAI fails to pay its shareholders cumulative dividends of at least $1.68 per share for the one-year performance period ending April 30, 2017, then the award will be reduced by an amount equal to three times the percentage of the dividend underpayment, up to a maximum reduction of 50%.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Segment Data:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net sales:
RJR Tobacco	$2,646	$1,876	$5,057	$3,484
Santa Fe	247	218	465	389
American Snuff	232	218	448	419
All Other	70	91	142	168
Net sales	$3,195	$2,403	$6,112	$4,460
Operating income (loss):
RJR Tobacco	$1,216	$727	$2,323	$1,315
Santa Fe	133	125	256	217
American Snuff	138	130	271	248
All Other	(43)	(35)	(77)	(96)
Gain on divestitures	—	3,499	4,861	3,499
Corporate expense	(29)	(82)	(77)	(126)
Operating income	$1,415	$4,364	$7,557	$5,057
Reconciliation to income before income taxes:
Operating income	$1,415	$4,364	$7,557	$5,057
Interest and debt expense	152	105	326	196
Interest income	(2)	—	(5)	(1)
Other (income) expense, net	(1)	20	251	3
Income before income taxes	$1,266	$4,239	$6,985	$4,859

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 14 — Related Party Transactions

RAI and RAI’s operating subsidiaries engage in transactions with affiliates of BAT. BAT, through its subsidiaries, beneficially owns approximately 42% of RAI’s outstanding common stock. A summary of balances and transactions with such BAT affiliates is as follows:

Balances:

	June 30, 2016	December 31, 2015
Accounts receivable, related party	$33	$38
Due to related party	2	9
Deferred revenue, related party	16	33
Other current liabilities	—	2

Significant transactions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$54	$54	$109	$136
Purchases	6	12	8	14
BAT Share Purchase	—	4,673	—	4,673

RJR Tobacco sells contract-manufactured cigarettes, tobacco leaf and processed tobacco to BAT affiliates. In December 2012, RJR Tobacco entered into an amendment to its contract manufacturing agreement (relating to the production of cigarettes to be sold in Japan) with a BAT affiliate, which amendment, among other things, requires either party to provide three years’ notice to the other party to terminate the agreement without cause, with any such notice to be given no earlier than January 1, 2016. On January 4, 2016, RJR Tobacco received written notice from a BAT affiliate terminating that contract manufacturing agreement effective January 5, 2019. In July 2016, RJR Tobacco further amended the contract manufacturing agreement with a BAT affiliate, effective October 1, 2016, to permit an early transition of the cigarette production covered by the agreement to BAT facilities over several months beginning in the fourth quarter of 2016. The amendment provides for a BAT affiliate to make a payment to RJR Tobacco of $89.6 million in two installments of $7.4 million on or before September 30, 2016, and $82.2 million on or before March 31, 2017, in exchange for RJR Tobacco’s commitment to provide contingent manufacturing capacity to a BAT affiliate through December 31, 2018. RJR Tobacco will recognize the income ratably from the effective date of the amendment to December 31, 2018. Net sales to BAT affiliates, primarily cigarettes, represented approximately 2% of RAI’s total net sales during each of the three and six months ended June 30, 2016. Net sales to BAT affiliates, primarily cigarettes, represented approximately 2% and 3% of RAI’s total net sales during the three and six months ended June 30, 2015, respectively.

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

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended June 30, 2016
Net sales	$—	$3,122	$48	$(29)	$3,141
Net sales, related party	—	54	—	—	54
Net sales	—	3,176	48	(29)	3,195
Cost of products sold	—	1,254	52	(31)	1,275
Selling, general and administrative expenses	6	457	34	2	499
Amortization expense	—	6	—	—	6
Operating income (loss)	(6)	1,459	(38)	—	1,415
Interest and debt expense	149	22	2	(21)	152
Interest income	(21)	(2)	—	21	(2)
Other income	—	(9)	(3)	11	(1)
Income (loss) before income taxes	(134)	1,448	(37)	(11)	1,266
Provision for (benefit from) income taxes	(48)	532	(14)	—	470
Equity income from subsidiaries	882	2	—	(884)	—
Net income (loss)	$796	$918	$(23)	$(895)	$796

For the Three Months Ended June 30, 2015
Net sales	$—	$2,320	$82	$(53)	$2,349
Net sales, related party	—	54	—	—	54
Net sales	—	2,374	82	(53)	2,403
Cost of products sold	—	1,082	53	(51)	1,084
Selling, general and administrative expenses	43	337	71	—	451
Gain on divestitures	—	(3,499)	—	—	(3,499)
Amortization expense	—	3	—	—	3
Operating income (loss)	(43)	4,451	(42)	(2)	4,364
Interest and debt expense	98	33	2	(28)	105
Interest income	(28)	—	—	28	—
Other (income) expense, net	14	(11)	7	10	20
Income (loss) before income taxes	(127)	4,429	(51)	(12)	4,239
Provision for (benefit from) income taxes	(77)	2,424	(36)	—	2,311
Equity income from subsidiaries	1,978	18	—	(1,996)	—
Net income (loss)	$1,928	$2,023	$(15)	$(2,008)	$1,928

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated

For the Six Months Ended June 30, 2016
Net sales	$—	$5,961	$97	$(55)	$6,003
Net sales, related party	—	109	—	—	109
Net sales	—	6,070	97	(55)	6,112
Cost of products sold	—	2,403	95	(58)	2,440
Selling, general and administrative expenses	22	858	82	2	964
Gain on divestitures	—	(4,843)	(16)	(2)	(4,861)
Amortization expense	—	12	—	—	12
Operating income (loss)	(22)	7,640	(64)	3	7,557
Interest and debt expense	323	45	4	(46)	326
Interest income	(47)	(4)	—	46	(5)
Other (income) expense, net	240	(15)	4	22	251
Income (loss) before income taxes	(538)	7,614	(72)	(19)	6,985
Provision for (benefit from) income taxes	(190)	2,840	(26)	—	2,624
Equity income from subsidiaries	4,709	2	—	(4,711)	—
Net income (loss)	$4,361	$4,776	$(46)	$(4,730)	$4,361

For the Six Months Ended June 30, 2015
Net sales	$—	$4,319	$150	$(145)	$4,324
Net sales, related party	—	136	—	—	136
Net sales	—	4,455	150	(145)	4,460
Cost of products sold	—	1,951	123	(140)	1,934
Selling, general and administrative expenses	62	762	138	—	962
Gain on divestitures	—	(3,499)	—	—	(3,499)
Amortization expense	—	6	—	—	6
Operating income (loss)	(62)	5,235	(111)	(5)	5,057
Interest and debt expense	189	50	4	(47)	196
Interest income	(47)	(1)	—	47	(1)
Other (income) expense, net	15	(21)	(12)	21	3
Income (loss) before income taxes	(219)	5,207	(103)	(26)	4,859
Provision for (benefit from) income taxes	(104)	2,705	(59)	—	2,542
Equity income from subsidiaries	2,432	38	—	(2,470)	—
Net income (loss)	$2,317	$2,540	$(44)	$(2,496)	$2,317

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Comprehensive Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended June 30, 2016
Net income (loss)	$796	$918	$(23)	$(895)	$796
Other comprehensive income (loss), net of tax:
Retirement benefits	39	40	(1)	(39)	39
Unrealized gain on long-term investments	4	4	—	(4)	4
Cumulative translation adjustment and other	(5)	(5)	(7)	12	(5)
Comprehensive income (loss)	$834	$957	$(31)	$(926)	$834

For the Three Months Ended June 30, 2015
Net income (loss)	$1,928	$2,023	$(15)	$(2,008)	$1,928
Other comprehensive income (loss), net of tax:
Retirement benefits	(20)	(17)	(1)	18	(20)
Amortization of realized loss on hedging instruments	1	—	—	—	1
Cumulative translation adjustment and other	10	10	13	(23)	10
Comprehensive income (loss)	$1,919	$2,016	$(3)	$(2,013)	$1,919

For the Six Months Ended June 30, 2016
Net income (loss)	$4,361	$4,776	$(46)	$(4,730)	$4,361
Other comprehensive income (loss), net of tax:
Retirement benefits	33	34	(1)	(33)	33
Unrealized gain on long-term investments	5	5	—	(5)	5
Realized gain on long-term investments	(2)	(2)	—	2	(2)
Realized loss on hedging instruments	11	—	—	—	11
Cumulative translation adjustment and other	17	17	26	(43)	17
Comprehensive income (loss)	$4,425	$4,830	$(21)	$(4,809)	$4,425

For the Six Months Ended June 30, 2015
Net income (loss)	$2,317	$2,540	$(44)	$(2,496)	$2,317
Other comprehensive income (loss), net of tax:
Retirement benefits	(26)	(23)	(1)	24	(26)
Amortization of realized loss on hedging instruments	1	—	—	—	1
Cumulative translation adjustment and other	(17)	(17)	(27)	44	(17)
Comprehensive income (loss)	$2,275	$2,500	$(72)	$(2,428)	$2,275

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the three months ended June 30, 2016, were as follows:

Components	Amounts Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(5)	$—	$—	$(5)	Cost of products sold
Amortization of prior service costs	—	(5)	—	—	(5)	Selling, general and administrative expenses
	—	(10)	—	—	(10)	Operating income (loss)
Deferred taxes	—	4	—	—	4	Provision for income taxes
Net of tax	—	(6)	—	—	(6)	Net income (loss)

Equity income from subsidiaries	(6)	—	—	6	—	Equity income from subsidiaries
Total reclassifications	$(6)	$(6)	$—	$6	$(6)	Net income (loss)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the three months ended June 30, 2015, were as follows:

Components	Amounts Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(6)	$—	$—	$(6)	Cost of products sold
Amortization of prior service costs	—	(4)	—	—	(4)	Selling, general and administrative expenses
	—	(10)	—	—	(10)	Operating income (loss)
Deferred taxes	—	3	—	—	3	Provision for income taxes
Net of tax	—	(7)	—	—	(7)	Net income (loss)

Hedging instruments:
Amortization of realized loss	1	—	—	—	1	Interest and debt expense

Equity income from subsidiaries	(7)	—	—	7	—	Equity income from subsidiaries
Total reclassifications	$(6)	$(7)	$—	$7	$(6)	Net income (loss)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the six months ended June 30, 2016, were as follows:

Components	Amounts Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(10)	$—	$—	$(10)	Cost of products sold
Amortization of prior service costs	—	(10)	—	—	(10)	Selling, general and administrative expenses
	—	(20)	—	—	(20)	Operating income (loss)
Deferred taxes	—	8	—	—	8	Provision for income taxes
Net of tax	—	(12)	—	—	(12)	Net income (loss)

Long-term investments:
Realized gain on long-term investments	—	(3)	—	—	(3)	Other (income) expense, net
Deferred taxes	—	1	—	—	1	Provision for income taxes
Net of tax	—	(2)	—	—	(2)	Net income (loss)

Hedging instruments:
Forward starting interest rate contracts	17	—	—	—	17	Other (income) expense, net
Deferred taxes	(6)	—	—	—	(6)	Provision for income taxes
Net of tax	11	—	—	—	11	Net income (loss)

Cumulative translation adjustment:
Derecognition of cumulative translation adjustment	—	—	27	—	27	Gain on divestitures

Equity income from subsidiaries	13	27	—	(40)	—	Equity income from subsidiaries
Total reclassifications	$24	$13	$27	$(40)	$24	Net income (loss)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the six months ended June 30, 2015, were as follows:

Components	Amounts Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(11)	$—	$—	$(11)	Cost of products sold
Amortization of prior service costs	—	(9)	—	—	(9)	Selling, general and administrative expenses
	—	(20)	—	—	(20)	Operating income (loss)
Deferred taxes	—	7	—	—	7	Provision for income taxes
Net of tax	—	(13)	—	—	(13)	Net income (loss)

Hedging instruments:
Amortization of realized loss	1	—	—	—	1	Interest and debt expense

Equity income from subsidiaries	(13)	—	—	13	—	Equity income from subsidiaries
Total reclassifications	$(12)	$(13)	$—	$13	$(12)	Net income (loss)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2016
Cash flows from (used in) operating activities	$(1,012)	$603	$(23)	$(293)	$(725)
Cash flows from (used in) investing activities:
Capital expenditures	—	(89)	(5)	—	(94)
Proceeds from settlement of short-term investments	—	159	—	—	159
Proceeds from divestitures	5,015	—	—	—	5,015
Proceeds from settlement of long-term investments	—	23	—	—	23
Return of intercompany investments	412	26	—	(438)	—
Other, net	260	11	—	(271)	—
Net cash flows from (used in) investing activities	5,687	130	(5)	(709)	5,103
Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,113)	(247)	(25)	272	(1,113)
Repurchase of common stock	(149)	—	—	—	(149)
Early extinguishment of debt	(3,642)	(8)	—	—	(3,650)
Redemption premium for early extinguishment of debt	(118)	(1)	—	—	(119)
Make-whole premium for early extinguishment of debt	(88)	—	—	—	(88)
Proceeds from termination of interest rate swaps	—	66	—	—	66
Debt issuance costs and financing fees	(7)	—	—	—	(7)
Excess tax benefit on stock-based compensation plans	26	—	—	—	26
Dividends paid on preferred stock	(21)	—	—	21	—
Distribution of equity	—	(412)	(26)	438	—
Other, net	(11)	(260)	—	271	—
Net cash flows used in financing activities	(5,123)	(862)	(51)	1,002	(5,034)
Effect of exchange rate changes on cash and cash equivalents	—	—	7	—	7
Net change in cash and cash equivalents	(448)	(129)	(72)	—	(649)
Cash and cash equivalents at beginning of period	575	1,544	448	—	2,567
Cash and cash equivalents at end of period	$127	$1,415	$376	$—	$1,918

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2015
Cash flows from (used in) operating activities	$125	$826	$(3)	$(500)	$448
Cash flows from (used in) investing activities:
Capital expenditures	—	(60)	(3)	(1)	(64)
Return of intercompany investments	185	—	—	(185)	—
Acquisition, net of cash acquired	(18,278)	1,002	57	—	(17,219)
Proceeds from divestitures	7,056	—	—	—	7,056
Proceeds from settlement of long-term investments	—	1	—	—	1
Other, net	(710)	11	(1)	700	—
Net cash flows (used in) from investing activities	(11,747)	954	53	514	(10,226)
Cash flows from (used in) financing activities:
Dividends paid on common stock	(712)	(479)	—	479	(712)
Repurchase of common stock	(40)	—	—	—	(40)
Proceeds from BAT Share Purchase	4,673	—	—	—	4,673
Debt issuance costs and financing fees	(64)	—	—	—	(64)
Issuance of long-term debt	8,975	—	—	—	8,975
Borrowings under revolving credit facility	1,400	—	—	—	1,400
Repayments of borrowings under revolving credit facility	(1,400)	—	—	—	(1,400)
Excess tax benefit on stock-based compensation plans	15	—	—	—	15
Dividends paid on preferred stock	(21)	—	—	21	—
Distribution of equity	—	(185)	—	185	—
Other, net	(11)	680	30	(699)	—
Net cash flows from financing activities	12,815	16	30	(14)	12,847
Effect of exchange rate changes on cash and cash equivalents	—	—	(22)	—	(22)
Net change in cash and cash equivalents	1,193	1,796	58	—	3,047
Cash and cash equivalents at beginning of period	102	469	395	—	966
Cash and cash equivalents at end of period	$1,295	$2,265	$453	$—	$4,013

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
June 30, 2016
Assets
Cash and cash equivalents	$127	$1,415	$376	$—	$1,918
Short-term investments	—	26	—	—	26
Accounts receivable	—	81	8	—	89
Accounts receivable, related party	—	33	—	—	33
Other receivables	65	3,438	16	(3,506)	13
Inventories	—	1,520	22	(1)	1,541
Deferred income taxes, net	9	1,002	7	—	1,018
Other current assets	8	259	75	(75)	267
Total current assets	209	7,774	504	(3,582)	4,905
Property, plant and equipment, net	3	1,259	33	—	1,295
Trademarks and other intangible assets, net	—	29,442	15	(2)	29,455
Goodwill	—	15,977	16	—	15,993
Long-term intercompany notes receivable	1,322	159	—	(1,481)	—
Investment in subsidiaries	37,981	393	—	(38,374)	—
Other assets and deferred charges	162	100	34	(172)	124
Total assets	$39,677	$55,104	$602	$(43,611)	$51,772
Liabilities and shareholders’ equity
Accounts payable	$1	$184	$6	$—	$191
Tobacco settlement accruals	—	1,696	—	—	1,696
Due to related party	—	2	—	—	2
Deferred revenue, related party	—	16	—	—	16
Current maturities of long-term debt	416	85	—	—	501
Dividends payable on common stock	599	—	—	—	599
Income taxes payable	702	4	—	(78)	628
Other current liabilities	3,428	1,015	208	(3,506)	1,145
Total current liabilities	5,146	3,002	214	(3,584)	4,778
Long-term intercompany notes payable	159	1,000	322	(1,481)	—
Long-term debt (less current maturities)	12,876	316	—	—	13,192
Deferred income taxes, net	—	10,535	—	(169)	10,366
Long-term retirement benefits (less current portion)	55	1,716	42	—	1,813
Other noncurrent liabilities	41	182	—	—	223
Shareholders’ equity	21,400	38,353	24	(38,377)	21,400
Total liabilities and shareholders’ equity	$39,677	$55,104	$602	$(43,611)	$51,772

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
December 31, 2015
Assets
Cash and cash equivalents	$575	$1,544	$448	$—	$2,567
Short-term investments	—	149	—	—	149
Accounts receivable	—	62	6	—	68
Accounts receivable, related party	—	38	—	—	38
Other receivables	70	3,459	91	(3,585)	35
Inventories	—	1,694	44	(4)	1,734
Deferred income taxes, net	14	1,011	7	—	1,032
Other current assets	116	323	129	(4)	564
Total current assets	775	8,280	725	(3,593)	6,187
Property, plant and equipment, net	3	1,223	29	—	1,255
Trademarks and other intangible assets, net	—	29,467	—	—	29,467
Goodwill	—	15,976	17	—	15,993
Long-term intercompany notes receivable	1,583	169	—	(1,752)	—
Investment in subsidiaries	37,151	662	—	(37,813)	—
Other assets and deferred charges	175	212	31	(188)	230
Total assets	$39,687	$55,989	$802	$(43,346)	$53,132
Liabilities and shareholders’ equity
Accounts payable	$2	$173	$4	$—	$179
Tobacco settlement accruals	—	2,816	—	—	2,816
Due to related party	—	9	—	—	9
Deferred revenue, related party	—	33	—	—	33
Current maturities of long-term debt	420	86	—	—	506
Dividends payable on common stock	514	—	—	—	514
Other current liabilities	3,707	1,039	79	(3,591)	1,234
Total current liabilities	4,643	4,156	83	(3,591)	5,291
Long-term intercompany notes payable	169	1,260	323	(1,752)	—
Long-term debt (less current maturities)	16,522	327	—	—	16,849
Deferred income taxes, net	—	10,421	—	(185)	10,236
Long-term retirement benefits (less current portion)	57	2,153	55	—	2,265
Other noncurrent liabilities	44	195	—	—	239
Shareholders’ equity	18,252	37,477	341	(37,818)	18,252
Total liabilities and shareholders’ equity	$39,687	$55,989	$802	$(43,346)	$53,132

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 16 — RJR Tobacco Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements

The following condensed consolidating financial statements relate to the guaranties of RJR Tobacco’s $369 million aggregate principal amount of unsecured notes. See note 9 for additional information related to these notes. RAI and RJR have fully and unconditionally, and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the Parent Guarantor; RJR Tobacco, the Issuer; RJR, a Guarantor; other direct and indirect subsidiaries of RAI that are not Guarantors; and elimination adjustments.

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended June 30, 2016
Net sales	$—	$2,626	$—	$557	$(42)	$3,141
Net sales, related party	—	54	—	—	—	54
Net sales	—	2,680	—	557	(42)	3,195
Cost of products sold	—	1,108	—	210	(43)	1,275
Selling, general and administrative expenses, net	6	714	—	(223)	2	499
Amortization expense	—	5	—	1	—	6
Operating income (loss)	(6)	853	—	569	(1)	1,415
Interest and debt expense	149	3	—	22	(22)	152
Interest income	(21)	(1)	(1)	(1)	22	(2)
Other (income) expense, net	—	2	(10)	(4)	11	(1)
Income (loss) before income taxes	(134)	849	11	552	(12)	1,266
Provision for (benefit from) income taxes	(48)	325	—	193	—	470
Equity income from subsidiaries	882	220	746	—	(1,848)	—
Net income	$796	$744	$757	$359	$(1,860)	$796

For the Three Months Ended June 30, 2015
Net sales	$—	$1,875	$—	$524	$(50)	$2,349
Net sales, related party	—	54	—	—	—	54
Net sales	—	1,929	—	524	(50)	2,403
Cost of products sold	—	953	—	180	(49)	1,084
Selling, general and administrative expenses	43	375	—	33	—	451
(Gain) loss on divestitures	—	1,891	—	(5,390)	—	(3,499)
Amortization expense	—	2	—	1	—	3
Operating income (loss)	(43)	(1,292)	—	5,700	(1)	4,364
Interest and debt expense	98	9	—	27	(29)	105
Interest income	(28)	—	(1)	—	29	—
Other (income) expense, net	14	—	(11)	6	11	20
Income (loss) before income taxes	(127)	(1,301)	12	5,667	(12)	4,239
Provision for (benefit from) income taxes	(77)	313	—	2,075	—	2,311
Equity income from subsidiaries	1,978	3,449	1,864	—	(7,291)	—
Net income	$1,928	$1,835	$1,876	$3,592	$(7,303)	$1,928

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2016
Net sales	$—	$5,009	$—	$1,081	$(87)	$6,003
Net sales, related party	—	109	—	—	—	109
Net sales	—	5,118	—	1,081	(87)	6,112
Cost of products sold	—	2,125	—	404	(89)	2,440
Selling, general and administrative expenses, net	22	1,349	—	(409)	2	964
Gain on divestitures	—	—	—	(4,861)	—	(4,861)
Amortization expense	—	9	—	3	—	12
Operating income (loss)	(22)	1,635	—	5,944	—	7,557
Interest and debt expense	323	3	—	48	(48)	326
Interest income	(47)	(3)	(2)	(1)	48	(5)
Other (income) expense, net	240	6	(20)	3	22	251
Income (loss) before income taxes	(538)	1,629	22	5,894	(22)	6,985
Provision for (benefit from) income taxes	(190)	652	—	2,162	—	2,624
Equity income from subsidiaries	4,709	404	1,402	—	(6,515)	—
Net income	$4,361	$1,381	$1,424	$3,732	$(6,537)	$4,361

For the Six Months Ended June 30, 2015
Net sales	$—	$3,496	$—	$958	$(130)	$4,324
Net sales, related party	—	136	—	—	—	136
Net sales	—	3,632	—	958	(130)	4,460
Cost of products sold	—	1,711	—	349	(126)	1,934
Selling, general and administrative expenses	62	827	—	73	—	962
(Gain) loss on divestitures	—	1,891	—	(5,390)	—	(3,499)
Amortization expense	—	3	—	3	—	6
Operating income (loss)	(62)	(800)	—	5,923	(4)	5,057
Interest and debt expense	189	14	—	42	(49)	196
Interest income	(47)	(1)	(2)	—	49	(1)
Other (income) expense, net	15	—	(21)	(12)	21	3
Income (loss) before income taxes	(219)	(813)	23	5,893	(25)	4,859
Provision for (benefit from) income taxes	(104)	489	—	2,157	—	2,542
Equity income from subsidiaries	2,432	3,527	2,252	—	(8,211)	—
Net income	$2,317	$2,225	$2,275	$3,736	$(8,236)	$2,317

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Comprehensive Income

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended June 30, 2016
Net income	$796	$744	$757	$359	$(1,860)	$796
Other comprehensive income (loss), net of tax:
Retirement benefits	39	44	42	(3)	(83)	39
Unrealized gain on long-term investments	4	4	4	—	(8)	4
Realized loss on hedging instruments	—	—	—	—	—	—
Cumulative translation adjustment and other	(5)	(4)	(5)	(5)	14	(5)
Comprehensive income	$834	$788	$798	$351	$(1,937)	$834

For the Three Months Ended June 30, 2015
Net income	$1,928	$1,835	$1,876	$3,592	$(7,303)	$1,928
Other comprehensive income (loss), net of tax:
Retirement benefits	(20)	(13)	(14)	(5)	32	(20)
Amortization of realized loss on hedging instruments	1	—	—	—	—	1
Cumulative translation adjustment and other	10	10	10	10	(30)	10
Comprehensive income	$1,919	$1,832	$1,872	$3,597	$(7,301)	$1,919

For the Six Months Ended June 30, 2016
Net income	$4,361	$1,381	$1,424	$3,732	$(6,537)	$4,361
Other comprehensive income (loss), net of tax:
Retirement benefits	33	38	36	(3)	(71)	33
Unrealized gain on long-term investments	5	5	5	—	(10)	5
Realized gain on long-term investments	(2)	(2)	(2)	—	4	(2)
Realized loss on hedging instruments	11	—	—	—	—	11
Cumulative translation adjustment and other	17	17	17	17	(51)	17
Comprehensive income	$4,425	$1,439	$1,480	$3,746	$(6,665)	$4,425

For the Six Months Ended June 30, 2015
Net income	$2,317	$2,225	$2,275	$3,736	$(8,236)	$2,317
Other comprehensive income (loss), net of tax:
Retirement benefits	(26)	(18)	(19)	(5)	42	(26)
Amortization of realized loss on hedging instruments	1	—	—	—	—	1
Cumulative translation adjustment and other	(17)	(17)	(16)	(17)	50	(17)
Comprehensive income	$2,275	$2,190	$2,240	$3,714	$(8,144)	$2,275

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the three months ended June 30, 2016, were as follows:

Components	Amounts Reclassified						Affected Line Item
	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(5)	$—	$—	$—	$(5)	Cost of products sold
Amortization of prior service costs	—	(5)	—	—	—	(5)	Selling, general and administrative expenses, net
	—	(10)	—	—	—	(10)	Operating income (loss)
Deferred taxes	—	4	—	—	—	4	Provision for income taxes
Net of tax	—	(6)	—	—	—	(6)	Net income

Equity income from subsidiaries	(6)	—	(6)	—	12	—	Equity income from subsidiaries
Total reclassifications	$(6)	$(6)	$(6)	$—	$12	$(6)	Net income

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the three months ended June 30, 2015, were as follows:

Components	Amounts Reclassified						Affected Line Item
	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(5)	$—	$(1)	$—	$(6)	Cost of products sold
Amortization of prior service costs	—	(4)	—	—	—	(4)	Selling, general and administrative expenses
	—	(9)	—	(1)	—	(10)	Operating income (loss)
Deferred taxes	—	3	—	—	—	3	Provision for income taxes
Net of tax	—	(6)	—	(1)	—	(7)	Net income

Loss on hedging instruments:
Amortization of realized loss	1	—	—	—	—	1	Interest and debt expense

Equity income from subsidiaries	(7)	(1)	(7)	—	15	—	Equity income from subsidiaries
Total reclassifications	$(6)	$(7)	$(7)	$(1)	$15	$(6)	Net income

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the six months ended June 30, 2016, were as follows:

Components	Amounts Reclassified						Affected Line Item
	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(10)	$—	$—	$—	$(10)	Cost of products sold
Amortization of prior service costs	—	(10)	—	—	—	(10)	Selling, general and administrative expenses, net
	—	(20)	—	—	—	(20)	Operating income (loss)
Deferred taxes	—	8	—	—	—	8	Provision for income taxes
Net of tax	—	(12)	—	—	—	(12)	Net income

Long-term investments:
Realized gain on long-term investments	—	(3)	—	—	—	(3)	Other (income) expense, net
Deferred taxes	—	1	—	—	—	1	Provision for income taxes
Net of tax	—	(2)	—	—	—	(2)	Net income

Hedging instruments:
Forward starting interest rate contracts	17	—	—	—	—	17	Other (income) expense, net
Deferred taxes	(6)	—	—	—	—	(6)	Provision for income taxes
Net of tax	11	—	—	—	—	11	Net income

Cumulative translation adjustment:
Derecognition of cumulative translation adjustment	—	—	—	27	—	27	Gain on divestitures

Equity income from subsidiaries	13	27	13	—	(53)	—	Equity income from subsidiaries
Total reclassifications	$24	$13	$13	$27	$(53)	$24	Net income

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the six months ended June 30, 2015, were as follows:

Components	Amounts Reclassified						Affected Line Item
	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(10)	$—	$(1)	$—	$(11)	Cost of products sold
Amortization of prior service costs	—	(9)	—	—	—	(9)	Selling, general and administrative expenses
	—	(19)	—	(1)	—	(20)	Operating income (loss)
Deferred taxes	—	7	—	—	—	7	Provision for income taxes
Net of tax	—	(12)	—	(1)	—	(13)	Net income (loss)

Loss on hedging instruments:
Amortization of realized loss	1	—	—	—	—	1	Interest and debt expense

Equity income from subsidiaries	(13)	(1)	(13)	—	27	—	Equity income from subsidiaries
Total reclassifications	$(12)	$(13)	$(13)	$(1)	$27	$(12)	Net income (loss)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2016
Cash flows from (used in) operating activities	$(1,012)	$120	$38	$611	$(482)	$(725)
Cash flows from (used in) investing activities:
Capital expenditures	—	(59)	—	(35)	—	(94)
Proceeds from settlement of short-term investments	—	159	—	—	—	159
Proceeds from divestitures	5,015	—	—	—	—	5,015
Proceeds from settlement of long-term investments	—	23	—	—	—	23
Return of intercompany investments	412	495	598	—	(1,505)	—
Other, net	260	—	8	11	(279)	—
Net cash flows from (used in) investing activities	5,687	618	606	(24)	(1,784)	5,103
Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,113)	(9)	(247)	(205)	461	(1,113)
Repurchase of common stock	(149)	—	—	—	—	(149)
Early extinguishment of debt	(3,642)	(8)	—	—	—	(3,650)
Redemption premium for early extinguishment of debt	(118)	(1)	—	—	—	(119)
Make-whole premium for early extinguishment of debt	(88)	—	—	—	—	(88)
Proceeds from termination of interest rate swaps	—	66	—	—	—	66
Debt issuance costs and financing fees	(7)	—	—	—	—	(7)
Excess tax benefit on stock-based compensation plans	26	—	—	—	—	26
Dividends paid on preferred stock	(21)	—	—	—	21	—
Distribution of equity	—	(580)	(412)	(513)	1,505	—
Other, net	(11)	—	—	(268)	279	—
Net cash flows used in financing activities	(5,123)	(532)	(659)	(986)	2,266	(5,034)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	7	—	7
Net change in cash and cash equivalents	(448)	206	(15)	(392)	—	(649)
Cash and cash equivalents at beginning of period	575	809	19	1,164	—	2,567
Cash and cash equivalents at end of period	$127	$1,015	$4	$772	$—	$1,918

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2015
Cash flows from operating activities	$125	$700	$485	$208	$(1,070)	$448
Cash flows from (used in) investing activities:
Capital expenditures	—	(34)	—	(29)	(1)	(64)
Return of intercompany investments	185	10	184	—	(379)	—
Acquisition, net of cash acquired	(18,278)	524	—	535	—	(17,219)
Proceeds from divestitures	7,056	—	—	—	—	7,056
Proceeds from settlement of long-term investments	—	1				1
Other, net	(710)	—	8	11	691	—
Net cash flows (used in) from investing activities	(11,747)	501	192	517	311	(10,226)
Cash flows from (used in) financing activities:
Dividends paid on common stock	(712)	(461)	(479)	(110)	1,050	(712)
Repurchase of common stock	(40)	—	—	—	—	(40)
Proceeds from BAT Share Purchase	4,673	—	—	—	—	4,673
Debt issuance costs and financing fees	(64)	—	—	—	—	(64)
Issuance of long-term debt	8,975	—	—	—	—	8,975
Borrowings under revolving credit facility	1,400	—	—	—	—	1,400
Repayments of borrowings under revolving credit facility	(1,400)	—	—	—	—	(1,400)
Excess tax benefit on stock-based compensation plans	15	—	—	—	—	15
Dividends paid on preferred stock	(21)	—	—	—	21	—
Distribution of equity	—	(184)	(185)	(10)	379	—
Other, net	(11)	700	—	2	(691)	—
Net cash flows from (used in) financing activities	12,815	55	(664)	(118)	759	12,847
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(22)	—	(22)
Net change in cash and cash equivalents	1,193	1,256	13	585	—	3,047
Cash and cash equivalents at beginning of period	102	327	3	534	—	966
Cash and cash equivalents at end of period	$1,295	$1,583	$16	$1,119	$—	$4,013

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
June 30, 2016
Assets
Cash and cash equivalents	$127	$1,015	$4	$772	$—	$1,918
Short-term investments	—	26	—	—	—	26
Accounts receivable	—	57	—	32	—	89
Accounts receivable, related party	—	33	—	—	—	33
Other receivables	65	9	17	4,783	(4,861)	13
Inventories	—	825	—	717	(1)	1,541
Deferred income taxes, net	9	903	1	105	—	1,018
Other current assets	8	226	—	104	(71)	267
Total current assets	209	3,094	22	6,513	(4,933)	4,905
Property, plant and equipment, net	3	817	—	475	—	1,295
Trademarks and other intangible assets, net	—	324	—	29,133	(2)	29,455
Goodwill	—	3,453	9,853	2,687	—	15,993
Long-term intercompany notes receivable	1,322	—	82	159	(1,563)	—
Investment in subsidiaries	37,981	22,893	24,898	—	(85,772)	—
Other assets and deferred charges	162	543	10	16	(607)	124
Total assets	$39,677	$31,124	$34,865	$38,983	$(92,877)	$51,772
Liabilities and shareholders’ equity
Accounts payable	$1	$166	$—	$24	$—	$191
Tobacco settlement accruals	—	1,606	—	90	—	1,696
Due to related party	—	2	—	—	—	2
Deferred revenue, related party	—	16	—	—	—	16
Current maturities of long-term debt	416	85	—	—	—	501
Dividends payable on common stock	599	—	—	—	—	599
Income taxes payable	702	—	—	—	(74)	628
Other current liabilities	3,428	2,310	21	247	(4,861)	1,145
Total current liabilities	5,146	4,185	21	361	(4,935)	4,778
Long-term intercompany notes payable	159	—	—	1,404	(1,563)	—
Long-term debt (less current maturities)	12,876	316	—	—	—	13,192
Deferred income taxes, net	—	1	—	10,969	(604)	10,366
Long-term retirement benefits (less current portion)	55	1,606	27	125	—	1,813
Other noncurrent liabilities	41	159	—	23	—	223
Shareholders’ equity	21,400	24,857	34,817	26,101	(85,775)	21,400
Total liabilities and shareholders’ equity	$39,677	$31,124	$34,865	$38,983	$(92,877)	$51,772

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
December 31, 2015
Assets
Cash and cash equivalents	$575	$809	$19	$1,164	$—	$2,567
Short-term investments	—	149	—	—	—	149
Accounts receivable	—	48	—	20	—	68
Accounts receivable, related party	—	38	—	—	—	38
Other receivables	70	30	17	4,890	(4,972)	35
Inventories	—	941	—	797	(4)	1,734
Deferred income taxes, net	14	928	1	89	—	1,032
Other current assets	116	236	—	212	—	564
Total current assets	775	3,179	37	7,172	(4,976)	6,187
Property, plant and equipment, net	3	792	—	460	—	1,255
Trademarks and other intangible assets, net	—	346	—	29,121	—	29,467
Goodwill	—	3,453	9,853	2,687	—	15,993
Long-term intercompany notes receivable	1,583	—	90	169	(1,842)	—
Investment in subsidiaries	37,151	23,199	24,276	—	(84,626)	—
Other assets and deferred charges	175	783	13	9	(750)	230
Total assets	$39,687	$31,752	$34,269	$39,618	$(92,194)	$53,132
Liabilities and shareholders’ equity
Accounts payable	$2	$146	$—	$31	$—	$179
Tobacco settlement accruals	—	2,673	—	143	—	2,816
Due to related party	—	9	—	—	—	9
Deferred revenue, related party	—	33	—	—	—	33
Current maturities of long-term debt	420	86	—	—	—	506
Dividends payable on common stock	514	—	—	—	—	514
Other current liabilities	3,707	2,189	31	284	(4,977)	1,234
Total current liabilities	4,643	5,136	31	458	(4,977)	5,291
Long-term intercompany notes payable	169	—	—	1,673	(1,842)	—
Long-term debt (less current maturities)	16,522	327	—	—	—	16,849
Deferred income taxes, net	—	1	—	10,981	(746)	10,236
Long-term retirement benefits (less current portion)	57	2,036	30	142	—	2,265
Other noncurrent liabilities	44	182	—	13	—	239
Shareholders’ equity	18,252	24,070	34,208	26,351	(84,629)	18,252
Total liabilities and shareholders’ equity	$39,687	$31,752	$34,269	$39,618	$(92,194)	$53,132

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of RAI’s business, initiatives, critical accounting estimates and its consolidated results of operations and financial position. Following the overview and discussion of business initiatives, the critical accounting estimates disclose certain accounting estimates that are material to RAI’s results of operations and financial position for the periods presented in this report. The discussion and analysis of RAI’s results of operations compares the second quarter of 2016 with the second quarter of 2015, and the first six months of 2016 with the first six months of 2015. Disclosures related to liquidity and financial position as well as governmental activity complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial position and results of operations in conjunction with the financial information included in the condensed consolidated financial statements (unaudited).

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

To achieve its strategy, RAI encourages the migration of adult smokers to smoke-free tobacco products and other non-combustible nicotine-containing products, which it believes aligns consumer preferences for new alternatives to traditional tobacco products in view of societal pressure to reduce smoking. RAI’s operating companies facilitate this migration through innovation, including the development of CAMEL Snus, heat-not-burn cigarettes, digital vapor cigarettes and nicotine replacement therapy technologies. RAI remains committed to maintaining high standards of corporate governance and business conduct in a high-performing culture.

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

RJR Tobacco’s cigarette brand portfolio strategy is based upon two brand categories: drive and other. The drive brands consist of two premium brands, NEWPORT and CAMEL, and the largest traditional value brand in the United States, PALL MALL. These three drive brands are managed for long-term market share and profit growth, and receive the vast majority of RJR Tobacco’s equity support with an emphasis on the NEWPORT and CAMEL brands. The other brand category includes the premium brand CAPRI, and the value brands DORAL and MISTY, along with other smaller brands. All of the other brands receive limited marketing support and are managed to maximize profitability.

The key objectives of the overall portfolio strategy are designed to balance the long-term market share growth and profitability of the drive brands while managing the other brands for long-term sustainability and profitability. Consistent with that strategy, RJR Tobacco continues to evaluate some of its non-core cigarette styles for potential elimination.

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

In contrast to the declining U.S. cigarette market, U.S. moist snuff shipments to retail grew approximately 4.5% in the first six months of 2016. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both.

American Snuff faces significant competition in the smokeless tobacco category. Similar to the cigarette market, competition is based primarily on brand positioning and price, as well as product attributes and packaging, consumer loyalty, promotions, advertising and retail presence.

All Other

RJR Vapor is the marketer of VUSE Digital Vapor Cigarette, manufactured on its behalf by RJR Tobacco. The national expansion of VUSE was completed in early 2015, and VUSE is now available in more than 114,000 retail outlets across the United States. VUSE is now the top-selling vapor product in convenience/gas stores, and its innovative digital technology is designed to deliver a consistent flavor and vapor experience. In March 2016, RJR Vapor introduced its VUSE FOB power unit. The next-level VUSE FOB, which integrates Bluetooth® technology, offers an on-device display with information about battery and cartridge levels. When paired with the VUSE App, the device can be locked, preventing use of the device by minors and others. VUSE FOB is available online to adult tobacco consumers.

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

RAI and its subsidiaries believe that they have valid bases for appeal of adverse verdicts in their pending cases and believe they have valid defenses to all actions and intend to defend all actions vigorously. RAI’s management continues to conclude that the loss of any particular pending tobacco-related litigation claim against the Reynolds Defendants, when viewed on an individual case-by-case basis, is not probable or estimable, except for certain Engle Progeny cases described in “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in note 10 to condensed consolidated financial statements (unaudited).

Litigation is subject to many uncertainties, and it is possible that some of the tobacco-related legal actions, proceedings or claims currently pending could ultimately be decided against Reynolds Defendants. Any unfavorable outcome of such actions could have a material adverse effect on the consolidated results of operations, cash flows or financial position of RAI or its subsidiaries.

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

Because pension and other postretirement obligations ultimately will be settled in future periods, the determination of annual benefit cost (income) and liabilities is subject to estimates and assumptions. RAI reviews these assumptions annually or coincidental with a major event based on historical experience and expected future trends and modifies them as needed. Demographic assumptions such as termination of employment, mortality or retirement are reviewed periodically as expectations change.

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

Prior service costs (credits) of pension benefits, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the average remaining service period for active employees, or average remaining life expectancies for inactive employees if most of the plan obligations are due to inactive employees. Prior service costs (credits) of postretirement benefits, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the expected service period to full eligibility age for active employees, or average remaining life expectancies for inactive employees if most of the plan obligations are due to inactive employees.

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

The financial statements reflect management’s best estimate of RAI’s current and deferred tax liabilities and assets. Future events, including, but not limited to, additional resolutions with taxing authorities could have an impact on RAI’s current estimate of tax liabilities, realization of deferred tax assets and effective income tax rate. For information on income taxes, see note 7 to condensed consolidated financial statements (unaudited).

Recently Adopted and Issued Accounting Pronouncements

For information relating to recently adopted and issued accounting pronouncements, see note 1 to condensed consolidated financial statements (unaudited).

Results of Operations

The results of operations below reflect the Merger and Divestiture that occurred on June 12, 2015. As a result, RJR Tobacco’s net sales and operating income include the WINSTON, KOOL and SALEM brands from January 1, 2015 through June 12, 2015, and the NEWPORT, KENT, OLD GOLD and TRUE brands after June 12, 2015.  All Other net sales and operating income include SFRTI and the various foreign subsidiaries affiliated with SFRTI, until the date of their sale on January 13, 2016.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Net sales(1):
RJR Tobacco	$2,646	$1,876	41.0%	$5,057	$3,484	45.1%
Santa Fe	247	218	13.3%	465	389	19.5%
American Snuff	232	218	6.4%	448	419	6.9%
All Other	70	91	(23.1)%	142	168	(15.5)%
Net sales	3,195	2,403	33.0%	6,112	4,460	37.0%
Cost of products sold(1)(2)	1,275	1,084	17.6%	2,440	1,934	26.2%
Selling, general and administrative expenses	499	451	10.6%	964	962	0.2%
Gain on divestitures	—	(3,499)	NM(3)	(4,861)	(3,499)	38.9%
Amortization expense	6	3	100.0%	12	6	100.0%
Operating income (loss):
RJR Tobacco	1,216	727	67.3%	2,323	1,315	76.7%
Santa Fe	133	125	6.4%	256	217	18.0%
American Snuff	138	130	6.2%	271	248	9.3%
All Other	(43)	(35)	(22.9)%	(77)	(96)	19.8%
Gain on divestitures	—	3,499	NM(3)	4,861	3,499	38.9%
Corporate expense	(29)	(82)	64.6%	(77)	(126)	38.9%
Operating income	$1,415	$4,364	(67.6)%	$7,557	$5,057	49.4%

(1)	Excludes excise taxes of:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
RJR Tobacco	$1,031	$820	$1,979	$1,522
Santa Fe	74	68	139	121
American Snuff	14	14	27	27
All Other	1	85	5	157
	$1,120	$987	$2,150	$1,827
(2)	See below for further information related to the State Settlement Agreements and FDA user fees included in cost of products sold.
(3)	Percentage of change not meaningful.

In the following discussion, the amounts presented in the operating companies’ shipment volume and share tables are rounded on an individual basis and, accordingly, may not sum in the aggregate. Percentages are calculated on unrounded numbers.

RJR Tobacco

Net Sales

Domestic cigarette shipment volume, in billions of units for RJR Tobacco and the industry, was as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
RJR Tobacco:
Drive brands:
NEWPORT	8.8	1.4	NM(1)	16.9	1.4	NM(1)
CAMEL	5.3	5.4	(2.8)%	10.0	10.3	(2.8)%
PALL MALL	4.9	5.2	(5.4)%	9.4	9.9	(5.1)%
Total RJR Tobacco drive brands	18.9	12.0	57.3%	36.4	21.7	67.5%
Other brands	1.5	4.3	(63.8)%	3.0	8.5	(65.1)%
Total RJR Tobacco domestic cigarette shipment volume	20.5	16.3	25.7%	39.3	30.2	30.0%
Total premium	14.5	10.0	45.3%	27.8	18.2	53.1%
Total value	6.0	6.3	(5.4)%	11.5	12.1	(4.8)%
Premium/total mix	70.9%	61.3%		70.8%	60.1%
Industry(2):
Premium	48.0	49.8	(3.7)%	92.8	94.0	(1.3)%
Value	18.2	19.0	(4.3)%	34.9	36.1	(3.4)%
Total industry domestic cigarette shipment volume	66.2	68.8	(3.9)%	127.7	130.1	(1.9)%
Premium/total mix	72.6%	72.4%		72.7%	72.2%

(1)	Percentage of change not meaningful.
(2)	Based on information from Management Science Associates, Inc., referred to as MSAi.

RJR Tobacco’s net sales are dependent upon its cigarette shipment volume in a declining market, premium versus value-brand mix and list pricing, offset by promotional spending, trade incentives and federal and state excise taxes.

RJR Tobacco’s net sales for the three months ended June 30, 2016, increased compared with the prior-year quarter, primarily due to higher volume and favorable product mix of $613 million and higher net pricing of $148 million. RJR Tobacco’s net sales for the six months ended June 30, 2016, increased compared with the prior-year six months, primarily due to higher volume and favorable product mix of $1,379 million and higher net pricing of $193 million. The increase reflects the impact of the acquisition of the NEWPORT brand and is partially offset by the divestiture of the WINSTON, KOOL and SALEM brands.

Market Share

Market share information is included for RJR Tobacco to provide enhanced analysis of its brand performance.  For the three-month period ended June 30, 2015, market share information reflects brands acquired in the Merger as if the brands were part of RJR Tobacco’s portfolio and brands disposed of as part of the Divestiture as not being part of RJR Tobacco’s portfolio. Accordingly, this pro forma market share data is presented for informational purposes only and is not necessarily indicative of what the market share of the acquired brands would have been if the Merger and Divestiture had occurred at the beginning of the periods presented, nor is it necessarily indicative of future market share.

The shares of RJR Tobacco’s cigarette brands as a percentage of total share of U.S. cigarette shipments to retail outlets, referred to as STR data, based on information submitted by wholesale locations and processed and managed by MSAi(1) , were as follows:

	For the Three Months Ended
	June 30, 2016	March 31, 2016	Share Point Change	June 30, 2015	Share Point Change
Drive brands:
NEWPORT	13.9%	14.0%	(0.1)	13.4%	0.5
CAMEL	8.3%	8.2%	0.1	8.3%	—
PALL MALL	7.7%	7.8%	(0.1)	7.9%	(0.2)
Total drive brands	29.8%	30.0%	(0.2)	29.6%	0.3
Other brands	2.4%	2.5%	(0.1)	2.6%	(0.2)
Total RJR Tobacco domestic cigarette share of retail shipments	32.2%	32.5%	(0.3)	32.2%	0.1

(1)

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

The retail share of market of NEWPORT, at 13.9 share points, was up 0.5 share points compared with the prior-year quarter in the highly competitive U.S. cigarette category. NEWPORT’s cigarette market share continued to be favorably impacted by its strength in the menthol category, as well as its continued momentum in the non-menthol category.

The retail share of market of CAMEL, at 8.3 share points, was flat compared with the prior-year quarter in the highly competitive U.S. cigarette category. CAMEL’s cigarette market share demonstrated relatively stable performance in the quarter across its non-menthol styles as well as its menthol styles that offer its innovative capsule technology in CAMEL Crush.  CAMEL Crush styles provide adult smokers the choice of switching from non-menthol to menthol. CAMEL’s shipments to retail share comparison was negatively impacted in the first half of 2016 by the removal of certain CAMEL styles deemed by the FDA in late 2015 as not substantially equivalent.  CAMEL SNUS, a smoke-free tobacco product, continues to lead the U.S. snus category with a market share of over 75%.

PALL MALL, a product that offers a high quality, longer-lasting cigarette at a value price, continues to attract interest from adult tobacco consumers. PALL MALL’s second-quarter market share of 7.7% was down 0.2 share points compared with the prior-year quarter due to continued competitive pressure.

The combined share of market of RJR Tobacco’s drive brands during the second quarter of 2016 was up 0.3 share points compared with the same period in 2015. RJR Tobacco’s total cigarette market share was up slightly from the prior-year quarter, primarily due to increases in the company’s drive brands, partially offset by decreases in the company’s other brands.

Operating Income

RJR Tobacco’s operating income for the three and six-month periods ended June 30, 2016, was favorably impacted by higher volume, higher cigarette pricing and favorable product mix.

RJR Tobacco’s expenses under the State Settlement Agreements and its FDA user fees included in cost of products sold were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
State Settlement Agreements	$676	$531	$1,272	$896
FDA user fees	46	35	92	67

The increase in expenses under the State Settlement Agreements is attributable primarily to the 25.7% and 30% increase in the volume of cigarettes sold as a result of the Merger for the three and six months ended June 30, 2016, respectively. Expenses under the State Settlement Agreements are expected to be approximately $2.7 billion in 2016, subject to adjustment for changes in volume and other factors. Pursuant to the Term Sheet, RJR Tobacco will receive credits with respect to its NPM Adjustment claims to be applied against annual payments under the MSA through 2018.

As a result of meeting the performance requirements associated with the Term Sheet, RJR Tobacco recognized credits of $74 million and $68 million for the three months ended June 30, 2016 and 2015, respectively, and $143 million and $133 million for the six months ended June 30, 2016 and 2015, respectively. RJR Tobacco expects to recognize additional credits through 2017.

In September 2013, an arbitration panel ruled six states had not diligently enforced their qualifying statutes in 2003 related to the NPM Adjustment.  Certain findings by the arbitration panel against four of these states are currently in litigation and as such, the full amount of recovery from these states is uncertain. For the amounts that were certain and estimable, RJR Tobacco recognized $70 million as a reduction of cost of products sold for the six months ended June 30, 2015. No comparable amounts were recognized in the six months ended June 30, 2016.

In October 2015, RJR Tobacco and certain other PMs entered into the NY Settlement Agreement to settle certain claims related to the MSA NPM Adjustment. The NY Settlement Agreement resolved NPM Adjustment claims related to payment years from 2004 through 2014, providing RJR Tobacco with credits of approximately $285 million, plus interest, subject to meeting various performance obligations. These credits will be applied against annual payments under the MSA over a four-year period, which commenced with the April 2016 MSA payment. In addition, the NY Settlement Agreement put in place a new method to determine future adjustments from 2015 forward as to New York. RJR Tobacco recognized credits of $23 million and $45 million as a reduction to cost of products sold for the three and six months ended June 30, 2016, respectively.

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

Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. RJR Tobacco’s product liability defense costs were $51 million and $43 million for the three months ended June 30, 2016 and 2015, respectively; and $109 million and $93 million for the six months ended June 30, 2016 and 2015, respectively.

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

Numerous factors affect product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial, that is, with active discovery and motions practice. See “— Litigation Affecting the Cigarette Industry — Overview” in note 10 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and type of cases pending, and “— Litigation Affecting the Cigarette Industry — Overview — Scheduled Trials” in note 10 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and nature of cases in trial and scheduled for trial through June 30, 2017.

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

Santa Fe

Net Sales

Domestic cigarette shipment volume, in billions of units, for Santa Fe was as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
NATURAL AMERICAN SPIRIT	1.4	1.3	10.8%	2.6	2.3	15.8%

Santa Fe’s net sales for the three and six-month periods ended June 30, 2016, increased compared with the prior-year period, primarily due to higher volume and net pricing.

Market Share

The shares of Santa Fe’s NATURAL AMERICAN SPIRIT brand as a percentage of total share of U.S. cigarette STR data from MSAi(1) , were as follows:

	For the Three Months Ended
	June 30, 2016	March 31, 2016	Share Point Change	June 30, 2015	Share Point Change
NATURAL AMERICAN SPIRIT	2.2%	2.0%	0.2	1.8%	0.4

(1)

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

Operating Income

Santa Fe’s operating income for the three and six-month periods ended June 30, 2016, increased as compared with the prior-year period primarily due to higher volume and net pricing.

Santa Fe’s expenses under the State Settlement Agreements and its FDA user fees included in cost of products sold were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
State Settlement Agreements	$43	$38	$77	$66
FDA user fees	3	2	6	4

Expenses under the MSA are expected to be approximately $160 million to $180 million in 2016, subject to adjustment for changes in volume and other factors. Pursuant to the Term Sheet, SFNTC will receive credits with respect to its NPM Adjustment claims to be applied against annual payments under the MSA through 2017.

As a result of meeting the performance requirements associated with the Term Sheet, Santa Fe recognized credits and expects to recognize additional credits through 2016.

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

American Snuff

Net Sales

The moist snuff shipment volume, in millions of cans, for American Snuff was as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
GRIZZLY	116.8	117.2	(0.4)%	228.1	224.3	1.7%
Other	11.0	11.3	(2.4)%	21.1	21.7	(3.0)%
Total American Snuff moist snuff shipment volume	127.8	128.5	(0.5)%	249.1	246.0	1.3%

American Snuff’s net sales for the three and six-month periods ended June 30, 2016, increased compared with the same prior-year period primarily due to higher net pricing.

Market Share

Moist snuff has been the key driver to American Snuff’s overall growth and profitability within the U.S. smokeless tobacco market. Moist snuff accounted for approximately 91% of American Snuff’s revenue for the three and six months ended June 30, 2016, compared with approximately 90% for the three and six months ended June 30, 2015. U.S. moist snuff industry retail shipment volume, according to MSAi, grew by approximately 4.5% in the first half of 2016 compared with the same period in 2015, while American Snuff’s retail shipment volume grew by approximately 3.6% over the same period.

The shares of American Snuff’s moist snuff brands as a percentage of total share of U.S. moist snuff STR data according to MSAi(1), were as follows:

	For the Three Months Ended
	June 30, 2016	March 31, 2016	Share Point Change	June 30, 2015	Share Point Change
GRIZZLY	30.6%	30.8%	(0.3)	31.3%	(0.7)
Other	2.6%	2.6%	—	2.8%	(0.1)
Total American Snuff moist snuff share of retail shipments	33.2%	33.4%	(0.2)	34.0%	(0.8)

(1)

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

GRIZZLY’s market share was down 0.7 share points in the second quarter of 2016, compared with the second quarter of 2015, in a highly competitive marketplace. GRIZZLY’s wintergreen and pouch offerings continued to show strength as the growth leaders within those moist-snuff segments. To complement GRIZZLY’s range of product offerings and extend its market-leading position in wintergreen, the brand began expanding the GRIZZLY Dark Wintergreen style in early 2015. This style offers a differentiated and bolder wintergreen flavor, and is made from 100% American tobacco grown in Kentucky and Tennessee. GRIZZLY’s soft pouch design offers smokeless tobacco consumers a flavorful moist experience that is easy to use and comfortable in their mouth, leading it to be the fastest growing pouch brand. The pouch category represents approximately 20% of the moist snuff industry.

Operating Income

American Snuff’s operating income for the three and six-month periods ended June 30, 2016, increased as compared with the prior-year period primarily due to higher net pricing.

All Other

RJR Vapor is the marketer of VUSE Digital Vapor Cigarette, manufactured on its behalf by RJR Tobacco. The national expansion of VUSE was completed in early 2015, and VUSE is now available in more than 114,000 outlets. VUSE is now the top-selling vapor product in convenience/gas stores, and its innovative digital technology is designed to deliver a consistent flavor and vapor experience. In March 2016, RJR Vapor introduced its VUSE FOB power unit. The next-level VUSE FOB, which integrates Bluetooth® technology, offers an on-device display with information about battery and cartridge levels. When paired with the VUSE App, the device can be locked, preventing use of the device by minors and others. VUSE FOB is available online to adult tobacco consumers.

Niconovum USA, Inc. is a marketer of a nicotine replacement therapy gum, ZONNIC, which is available in about 33,000 outlets across the United States.  Niconovum AB is a marketer of nicotine replacement therapy products in Sweden under the ZONNIC brand name.

Gain on divestitures

The results of operations of SFRTI were reported in All Other until their sale on January 13, 2016. SFRTI and various foreign subsidiaries affiliated with SFRTI distributed the NATURAL AMERICAN SPIRIT brand outside of the United States.  RAI, through the Sellers, completed the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with the international companies that distributed and marketed the brand outside the United States, to JTI Holding in an all-cash transaction for approximately $5 billion in cash and recognized a pre-tax gain of approximately $4.9 billion in the first quarter of 2016. See note 2 for additional information.

For the three and six months ended June 30, 2015, the $3.5 billion gain is a result of the divestiture of the WINSTON, KOOL and SALEM cigarette brands, previously owned by RAI subsidiaries, as well as the cigarette brand MAVERICK and the “e-vapor” brand blu (including SKYCIG), previously owned by Lorillard subsidiaries, and other assets and certain liabilities.

Corporate Expense

Corporate operating costs and expenses decreased for the three and six months ended June 30, 2016, compared with the same prior-year periods, primarily due to approximately $39 million and $54 million, respectively, of transaction related costs associated with the Merger and Divestiture that were incurred in 2015.

RAI Consolidated

Interest and debt expense was $152 million and $326 million for the three and six months ended June 30, 2016, respectively, compared with $105 million and $196 million for the three and six months ended June 30, 2015, respectively. The change is primarily due to interest on the new notes issued to fund a portion of the Merger and on the notes assumed in connection with the Lorillard Tobacco Merger. RAI expects that interest expense will be lower in future quarters compared with prior periods due to the repurchase and redemption of approximately $3.7 billion of outstanding notes in the first six months of 2016.

Other (income) expense, net was $1 million income and $251 million expense for the three and six months ended June 30, 2016, respectively, compared with expense of $20 million and $3 million for the three and six months ended June 30, 2015, respectively. The change is attributable primarily to approximately $239 million in losses and other fees related to the cash tender offer and the redemption of notes in the first six months of 2016.

Provision for income taxes was $470 million, for an effective rate of 37.1%, for the three months ended June 30, 2016, compared with $2.3 billion, for an effective rate of 54.5%, for the three months ended June 30, 2015. The provision for income taxes was $2.6 billion, for an effective tax rate of 37.6%, for the six months ended June 30, 2016, compared with $2.5 billion, for an effective tax rate of 52.3% for the six months ended June 30, 2015. The effective tax rate for the six months ended June 30, 2016, was impacted by the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with the international companies that distributed and marketed the brand outside the United States. The effective tax rate for the three and six months ended June 30, 2015, was unfavorably impacted by an increase in tax attributable to nondeductible costs related to the Merger, partially offset by a decrease in tax attributable to a reduction in state income taxes.

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

As of June 30, 2016, RAI held investments in auction rate securities and a mortgage-backed security valued at $69 million. Adverse changes in financial markets prior to 2009 caused the auction rate securities and the mortgage-backed security to revalue lower than carrying value and become less liquid. The auction rate securities and mortgage-backed security will not become liquid until a successful auction occurs, a buyer is found or the investment matures. RAI intends, and has the ability, to hold these auction rate securities and the mortgage-backed security for a period of time sufficient to allow for sale, redemption or anticipated recovery in fair value. For additional information on these investments, see note 3 to condensed consolidated financial statements (unaudited).

Credit Agreement and Long-Term Debt

RAI Notes

As of June 30, 2016, the principal amount of RAI’s outstanding notes was $13.1 billion, with maturity dates ranging from 2016 to 2045. RAI, at its option, may redeem any or all of its outstanding notes, in whole or in part at any time, subject to the payment of a make-whole premium. Interest on the notes is payable semi-annually. At June 30, 2016, the principal amount of RAI’s current maturities of long-term debt was $415 million. RAI expects to pay debt maturing in 2016 with available cash. See note 9 to condensed consolidated financial statements (unaudited) for additional information.

RJR Tobacco Notes

As of June 30, 2016, the principal amount of RJR Tobacco’s outstanding notes was $369 million, with maturity dates ranging from 2016 to 2041. Interest on the notes is payable semi-annually. At June 30, 2016, the principal amount of RJR Tobacco’s current maturities of long-term debt was $85 million. RJR Tobacco expects to pay debt maturing in 2016 with available cash. In June 2016, RJR Tobacco repurchased, from available cash, $8.4 million of its outstanding notes. See note 9 to condensed consolidated financial statements (unaudited) for additional information relating to the RJR Tobacco notes.

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

As of June 30, 2016, there were no outstanding borrowings and $6 million of letters of credit outstanding under the Credit Agreement.

Other

The lowering of RAI’s credit ratings, or concerns over such a lowering, could have an adverse impact on RAI’s ability to access the debt markets and could increase borrowing costs.

RAI, RJR Tobacco and their affiliates were in compliance with all covenants and restrictions imposed by RAI’s indebtedness and RJR Tobacco’s indebtedness, as the case may be, at June 30, 2016.

For additional information on the Credit Agreement and Long-term Debt, see note 8 and note 9, respectively, to condensed consolidated financial statements (unaudited).

Dividends

On February 10, 2016 and May 5, 2016, RAI’s board of directors declared a quarterly cash dividend of $0.42 per common share. The dividends were paid on April 1, 2016 and July 1, 2016, to shareholders of record as of March 10, 2016 and June 10, 2016, respectively.

On July 25, 2016, RAI’s board of directors (1) amended RAI’s dividend payout policy to provide that, with respect to any fiscal year, dividends will be paid to holders of RAI’s common stock in an aggregate amount that is approximately 80% (increased from 75%) of RAI’s annual adjusted consolidated net income, as reported and reconciled to GAAP results in RAI’s earnings releases, and (2) declared a quarterly cash dividend of $0.46 per common share. The dividend will be paid on October 3, 2016, to shareholders of record as of September 12, 2016.  On an annualized basis, the dividend rate is $1.84 per common share.

Share Repurchases

During the first six months of 2016, at a cost of $56 million, RAI purchased 1,118,283 shares of RAI common stock that were forfeited and cancelled with respect to tax liabilities associated with restricted stock units vesting under the Omnibus Plan.

During the first six months of 2016, in accordance with the Governance Agreement, at a cost of $93 million, RAI repurchased 1,817,846 shares of RAI common stock in open-market transactions.

Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased were cancelled at the time of purchase.

On July 25, 2016, the board of directors of RAI authorized the repurchase, from time to time, on or before year-end 2018, of up to $2 billion of outstanding shares of RAI common stock in open-market or privately negotiated transactions.  The purchases are subject to prevailing market and business conditions, and the program may be terminated or suspended at any time.  In connection with the share repurchase program, RAI and BAT, through wholly owned subsidiaries, entered into an agreement, pursuant to which BAT and its subsidiaries have agreed to participate in the repurchase program on a basis approximately proportionate with BAT and its subsidiaries’ ownership of RAI’s common stock.

Capital Expenditures

RAI’s operating subsidiaries recorded cash capital expenditures of $94 million and $64 million for the first six months of 2016 and 2015, respectively. RAI’s operating subsidiaries plan to spend an additional $120 to $140 million for capital expenditures during the remainder of 2016, which amount includes ongoing investments related to the Merger. Other significant capital investments include upgrading corporate and manufacturing facilities and information management infrastructure. Capital expenditures are funded primarily by cash flows from operations. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of June 30, 2016.

Retirement Benefits

RAI disclosed in its financial statements for the year ended December 31, 2015, that it expects to contribute $335 million to its pension plans in 2016, of which $330 million was contributed during the first six months of 2016.

Litigation and Settlements

Reynolds Defendants have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. For further discussion of specific cases, see note 10 to condensed consolidated financial statements (unaudited). Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of June 30, 2016, RJR Tobacco had paid approximately $169 million since January 1, 2014, related to unfavorable smoking and health litigation judgments.

RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2016, contains accruals for the following Engle Progeny cases: Hiott, Starr-Blundell, Clayton, Ward, Cohen, Thibault, Buonomo, Soffer, Ciccone, Odum, Taylor, Hallgren and Hubbird. In July 2016, RJR Tobacco paid approximately $17.7 million in satisfaction of the judgments, including attorneys’ fees and interest, in Hiott, Thibault, and Clayton and attorneys’ fees and interest in Cohen, Ciccone, Hallgren, Taylor and Odum. Other accruals include an amount for the estimated costs of the corrective communications in the U.S. Department of Justice case. For additional information related to litigation, see note 10 to condensed consolidated financial statements (unaudited).

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

In September 2013, an arbitration panel ruled six states had not diligently enforced their qualifying statutes in 2003 related to the NPM Adjustment.  Certain findings by the arbitration panel against four of these states are currently in litigation and as such, the full amount of recovery from these states is uncertain. For the amounts that were certain and estimable, RJR Tobacco and Santa Fe, collectively, recognized $70 million as a reduction of cost of products sold in the six months ended June 30, 2015. No comparable amounts were recognized in the six months ended June 30, 2016.

In October 2015, RJR Tobacco, SFNTC and certain other PMs entered into the NY Settlement Agreement to settle certain claims related to the MSA NPM Adjustment. The NY Settlement Agreement resolved NPM Adjustment claims related to payment years from 2004 through 2014, providing RJR Tobacco and SFNTC, collectively, with credits of approximately $290 million, plus interest, subject to meeting various performance obligations. These credits will be applied against annual payments under the MSA over a four-year period, which commenced with the April 2016 MSA payment. In addition, the NY Settlement Agreement put in place a new method to determine future adjustments from 2015 forward as to New York. For additional information related to this litigation and its potential resolution, see “— Cost of Products Sold” in note 1 and “— Litigation Affecting the Cigarette Industry — State Settlement Agreements—Enforcement and Validity; Adjustments”, in note 10 to condensed consolidated financial statements (unaudited).

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

Together with substantial increases in state and federal taxes on tobacco products, and the granting to the FDA of broad authority over the manufacture, sale, marketing and packaging of tobacco products, these developments have had and will likely continue to have an adverse effect on the sale of tobacco products. Products that are alternatives to traditional tobacco products also have become subject to increasing regulation. For example, in addition to the regulation by the FDA of e-cigarettes, as described below, various states have adopted, or are considering adoption of, taxes on e-cigarettes as well as restrictions on the promotion and distribution of e-cigarettes, and tamper resistant and child resistant packaging requirements for e-cigarettes.

Taxation

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

The 2009 federal excise tax increase on tobacco products increased taxes on ready-made cigarettes, such as those made by RJR Tobacco and SFNTC, at a much higher rate than taxes on loose tobacco. As a result of that tax disparity, the number of retailers selling loose tobacco and operating roll-your-own machines, allowing consumers to convert the loose tobacco into finished cigarettes, greatly increased following the 2009 federal tax hike on tobacco products. On July 6, 2012, President Obama signed into law a provision classifying retailers which operate roll-your-own machines as cigarette manufacturers, and thus requiring those retailers to pay the same tax rate as other cigarette manufacturers. As of June 30, 2016, 26 states also had passed legislation classifying retailers operating roll-your-own machines as cigarette manufacturers.

All states and the District of Columbia currently impose cigarette excise taxes at levels ranging from $0.17 per pack in Missouri to $4.35 per pack in New York. As of December 31, 2015 and June 30, 2016, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $1.34 and $1.33, respectively. Certain city and county governments, such as New York, Philadelphia and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions. During the first six months of 2016, 19 states proposed legislation to increase cigarette excise taxes, with legislation being adopted, effective as of July 1, 2016, in two states (Louisiana and West Virginia), failing in 14 states and remaining pending, as of June 30, 2016, in three states. In addition, on July 13, 2016, the Commonwealth of Pennsylvania adopted, effective August 1, 2016, legislation increasing the cigarette excise tax from $1.60 per pack to $2.60 per pack.

Six states now require NPMs to pay a fee on each pack of cigarettes sold in their respective states, ranging from $0.25 per pack in Alaska to $0.55 per pack in Texas.

The Texas equity fee has been challenged by a coalition of small tobacco manufacturers. This group asserts that the Texas fee violates the Texas Constitution’s “Equal and Uniform” Clause, as well as the Equal Protection and Due Process Clauses of the U.S. Constitution. On November 15, 2013, a state trial court in Texas declared the equity fee unconstitutional and enjoined the state from “assessing, collecting, and enforcing” the fee. The State of Texas appealed the court’s order. In doing so, enforcement of the trial court’s order, including the injunction, is suspended. On August 15, 2014, the three-judge panel unanimously affirmed the ruling, and on October 29, 2014, the State of Texas filed its petition for review with the Texas Supreme Court. On April 1, 2016, the Texas Supreme Court reversed the Texas Court of Appeals, and ruled that the Texas equity fee legislation does not violate the Equal and Uniform Clause of the Texas Constitution. The Texas Supreme Court remanded the case back to the Texas Court of Appeals for that court to consider the non-settling manufacturers’ remaining challenges to the equity fee. On June 20, 2016, plaintiffs filed a motion for rehearing with the Texas Supreme Court. That motion is pending.

As of June 30, 2016, forty-nine states and the District of Columbia also subjected smokeless tobacco products to excise taxes, as summarized below:

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

During the first six months of 2016, 15 states proposed legislation to increase excise taxes on smokeless tobacco products, with such legislation being adopted, effective as of July 1, 2016, in one state (West Virginia), failing in 11 states and remaining pending, as of June 30, 2016, in three states. On July 13, 2016, the Commonwealth of Pennsylvania (the only state that did not tax smokeless tobacco products) adopted a weight-based tax, effective October 1, 2016, on moist snuff of $0.55 per ounce.

As of June 30, 2016, three states and the District of Columbia imposed a tax on vapor products, such as e-cigarettes, as follows:  Minnesota, which taxes vapor products at the same rate as it taxes smokeless tobacco products; Louisiana and North Carolina, which tax vapor products at the rate of $0.05 per fluid milliliter; and the District of Columbia, which taxes vapor products on an ad valorem basis at a 70% rate. In addition, effective July 1, 2016, Kansas taxes vapor products at a rate of $0.20 per fluid milliliter and West Virginia taxes vapor products at a rate of $0.075 per fluid milliliter.  Further, during the first six months of 2016, 19 states proposed taxes on vapor products, including, in some cases, implementing a tax on a per fluid milliliter basis, taxing vapor products on the same basis as “other tobacco products” and, in other cases, taxing vapor products at a rate equivalent to cigarette excise taxes.  Such legislation was adopted, effective as of July 1, 2016, in one state (West Virginia), failed in 14 states, and, as of June 30, 2016, remained pending in four states. On July 13, 2016, the Commonwealth of Pennsylvania adopted, effective October 1, 2016, an ad valorem tax on vapor products at a rate of 40%.

FDA Tobacco Act

General

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

Potential Regulation of Menthol

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

Final Deeming Regulation

On May 10, 2016, the FDA issued a final regulation, referred to as the Final Rule, deeming all products that meet the FDA Tobacco Act’s definition of “tobacco product” to be subject to the FDA’s regulatory authority under the FDA Tobacco Act.  The Final Rule is effective as of August 8, 2016, though each requirement of the Final Rule has its own compliance date.  Such newly “deemed” tobacco products subject to the FDA Tobacco Act include, among others, electronic nicotine delivery systems (including e-cigarettes, e-hookah, e-cigars, vape pens, advanced refillable personal vaporizers, electronic pipes and e-liquids mixed in vape shops), certain dissolvable tobacco products, cigars, and pipe tobacco.  In addition, “components” and “parts” (e.g., batteries), but not “accessories” (e.g., lighters, pipe pouches), of newly deemed products are themselves subject to the FDA Tobacco Act by virtue of the Final Rule.

Deemed products will be subject to the provisions of the FDA Tobacco Act to which currently regulated tobacco products have been subject since the FDA Tobacco Act’s adoption in 2009, including: adulteration and misbranding provisions; requirements relating to ingredient listing and reporting of harmful and potentially harmful constituents; registration of tobacco product manufacturing establishments and product listing; restrictions against the sale and distribution of products with modified risk descriptions (such as use of “light,” “low,” and “mild”); prohibition on the distribution of free samples; a required health warning; and, as described in more detail below, premarket review requirements.

The “grandfather” date under the Final Rule for newly deemed products remains the same as the “grandfather” date for those tobacco products already subject to the FDA Tobacco Act – February 15, 2007.  Any tobacco product that was not legally marketed as of February 15, 2007, will be considered a new tobacco product subject to premarket review by the FDA.

The FDA has recognized that few, if any, e-cigarettes were on the market as of February 15, 2007, but thousands of such products (including RJR Vapor’s VUSE Digital Vapor Cigarette) subsequently have entered into commerce.  To address this issue, the FDA has established a compliance policy regarding its premarket review requirements for all newly deemed tobacco products that are not grandfathered products, but that are on the market as of August 8, 2016.  For these products, the FDA will allow such products to remain on the market so long as the manufacturer has filed the appropriate premarket review application by the applicable deadline: Substantial Equivalence Exemption Report – August 8, 2017; Substantial Equivalence Report – February 8, 2018; and Premarket Tobacco Product Application, referred to as a PMTA, – August 8, 2018.

RJR Vapor intends to file a PMTA with respect to VUSE and certain other of its e-cigarette products.  Further, RJR Vapor believes that substantially all other e-cigarette manufacturers likewise will be unable to use the substantial equivalence pathway to obtain FDA clearance of their respective e-cigarettes, but instead, will be required to file PMTAs to obtain FDA clearance of such products.  Based on the FDA’s draft guidance setting forth the type of evidence that must be included within a premarket review application, RJR Vapor expects the costs of preparing a PMTA to be significant, and a cost more easily borne by larger manufacturers.

In order for the FDA to clear a PMTA covering an e-cigarette, the applicant must show that the marketing of such e-cigarette would be appropriate for the protection of the public health.  Under the FDA Tobacco Act, whether a tobacco product is appropriate for the protection of the public health is to be determined “…with respect to the risks and benefits to the population as a whole, including users and nonusers of the tobacco product, and taking into account – (A) the increased or decreased likelihood that existing users of tobacco products will stop using such products; and (B) the increased or decreased likelihood that those who do not use tobacco products will start using such products.”  In draft guidance issued by the FDA, the agency has stated that to completely assess whether a PMTA shows that a product is appropriate for the protection of the public health, the “FDA will look at the product in the context of the current tobacco product market.  FDA can do this by understanding the spectrum of risk of currently available tobacco products and assessing the new product within that spectrum.”  At present, there is substantial uncertainty over how the FDA will apply the foregoing principles in practice when determining whether to clear an e-cigarette PMTA.  To date, few PMTAs have been filed, and the only PMTAs that the FDA has cleared relate to snus products of other manufacturers.

As part of its compliance policy, the FDA has stated that for any product for which the appropriate premarket review application has been timely filed, the manufacturer may continue to market the product for an additional year from the deadline for filing the appropriate application (i.e., August 8, 2019 for PMTAs) while the FDA reviews the application.  If the FDA rejects the premarket review application (even if the rejection occurs prior to the end of the one-year period), then the manufacturer must immediately remove that product from commerce.  At the end of the one-year compliance period, if the product has not yet been given market authorization, the Final Rule authorizes the FDA to take enforcement action.  However, if review of a pending premarket review application is substantially complete and the manufacturer has provided all required information, then the FDA may defer enforcement for a reasonable time period on a case-by-case basis.  For deemed products that are not on the market as of August 8, 2016, the above compliance policy does not apply and, instead, manufacturers must file the appropriate premarket review application and obtain FDA clearance before marketing such product.

FDA Warning Letter to SFNTC

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

Premarket Review

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

•

the adverse effects arising from the FDA’s issuance in May 2016 of a regulation extending the agency’s control and authority over tobacco products to e-cigarettes, (1) subjecting e-cigarettes to restrictions on, among other things, the manufacturing, marketing and sale of such products, and (2) requiring FDA clearance of e-cigarettes introduced to the market after February 15, 2007;

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

•	the concentration of a material amount of sales with a limited number of customers and potential loss of these customers;
•	security breaches or disruptions in critical information technology systems, many of which are managed by third party service providers;
•	the impact of the health and social issues associated with the tobacco industry on attracting and retaining qualified professionals;
•	the inability to adequately protect intellectual property rights;
•	indemnification obligations for specified matters and retention of certain liabilities related to assets transferred in transactions with ITG and JTI Holding;
•	the success or failure of acquisitions or dispositions, which RAI or its subsidiaries may engage in from time to time;
•	the effect of market conditions on interest rate risk and the return on corporate cash, or adverse changes in liquidity in the financial markets;
•	the substantial amount of RAI and RJR Tobacco debt, including the additional debt assumed and incurred in connection with the Merger, and failure to comply with debt covenants;
•	the impact of a potential decrease in RAI’s credit ratings on RAI’s ability to access the debt capital markets and on RAI’s borrowing costs;
•	the possibility of changes in RAI’s dividend policy;
•

the significant collective ownership interest in RAI of BAT and its subsidiaries, and their associated rights under the Governance Agreement, which if terminated, in whole or in part, in accordance with its terms, could eliminate the board composition and share transfer restrictions placed on BAT and its subsidiaries; and

•

the absence of significant anti-takeover measures, following the expiration of the standstill provision in the Governance Agreement and the RAI shareholder rights plan, together with the effects of the recent declassification of the board of directors.

Such statements are based on current expectations and are subject to risks, contingencies and other uncertainties, including, without limitation, those discussed in this Quarterly Report on Form 10-Q, and in particular, those discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (as amended by Part II, Item 1A hereof), and those discussed in other documents we file from time to time with the SEC. Due to these risks, contingencies and other uncertainties, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as provided by federal securities laws, RAI is not required to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

The table below provides information, as of June 30, 2016, about RAI’s financial instruments that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates for the years ending December 31:

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value(1)
Investments:
Variable-rate	$1,865	$69	$—	$—	$—	$—	$1,934	$1,934
Average interest rate	0.1%	2.4%	—	—	—	—	0.2%	—
Debt:
Fixed-rate	$500	$500	$1,250	$750	$1,521	$8,929	$13,450	$15,735
Average interest rate(2)	3.5%	2.3%	2.3%	8.1%	5.0%	5.3%	5.0%	—

(1)	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted fair values.
(2)	Based upon coupon interest rates for fixed-rate instruments.

RAI’s exposure to foreign currency transactions was not material to its results of operations for the six months ended June 30, 2016. RAI currently has no hedges for its exposure to foreign currency.

Item 4. Controls and Procedures

(a)

RAI’s chief executive officer and chief financial officer have concluded that RAI’s disclosure controls and procedures were effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures.

(b)

There have been no changes in RAI’s internal controls over financial reporting that occurred during the first six months of 2016 that have materially affected, or are reasonably likely to materially affect, RAI’s internal controls over financial reporting.

PART II-Other Information

Item 1. Legal Proceedings

For a discussion of the litigation and legal proceedings pending against Reynolds Defendants, see note 10 to condensed consolidated financial statements (unaudited) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Litigation” included in Part I, Item 2.

Item 1A. Risk Factors

Given regulatory action taken by the FDA in the second quarter of 2016, RAI is amending the risk factor, set forth in Part I, Item 1A. of RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, captioned “In addition to regulatory action affecting the use of menthol in cigarettes, the FDA could regulate tobacco products in other aspects that could have an adverse effect on the results of operations, cash flows and financial position of RAI and its subsidiaries” by deleting the third paragraph of that risk factor and substituting the following in its place:

On May 10, 2016, the FDA issued a final regulation deeming e-cigarettes, and certain other tobacco products, to be subject to the FDA’s regulatory authority under the FDA Tobacco Act.  As a result, such newly deemed tobacco products will be subject to many of the same requirements of the FDA Tobacco Act that currently apply to cigarettes and smokeless tobacco products. Under the final regulation, any newly “deemed” tobacco products, including e-cigarettes, that were not on the market as of February 15, 2007, will be considered a new tobacco product subject to premarket review by the FDA.  Neither RJR Vapor’s VUSE e-cigarette, nor virtually any other e-cigarette, was on the market as of such date.  As a result, e-cigarette manufacturers, including RJR Vapor, will not be able to utilize the substantial equivalence pathway for clearing these products, but instead will have to file premarket tobacco product applications.  These applications must be filed by August 8, 2018, for e-cigarette products in the market as of August 8, 2016.  A manufacturer that files a premarket application for such a product may continue to market the product for a certain period of time pending the FDA’s review of the application.  For products not in the market by August 8, 2016, manufacturers must file and await clearance of such premarket applications before placing such products into commerce.

For the FDA to clear a premarket tobacco product application covering an e-cigarette, the applicant must show that the marketing of the e-cigarette would be appropriate for the protection of the public health.  At present, there is substantial uncertainty over how the FDA will interpret that standard when determining whether to clear an e-cigarette premarket tobacco application.  If RJR Vapor is unable to obtain FDA clearance, or obtains FDA clearance on a delayed basis, of premarket applications for VUSE and other e-cigarette products, then there could be an adverse effect on RJR Vapor’s business which could have an adverse effect on the results of operations, cash flows, and financial position of RAI and its subsidiaries.

For additional information on the FDA’s final deeming regulation, see “—Governmental Activity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2.

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

The following table summarizes RAI’s purchases of its common stock during the second quarter of 2016:

	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1 - 31, 2016	474,013	$50.13	283,533	$—
Second Quarter Total	474,013		283,533

[1]

During May 2016, RAI repurchased and cancelled 190,480 shares of its common stock with respect to the tax liability associated with vesting of restricted stock unit grants under the Omnibus Plan. For equity-based benefit plan information, see note 12 to condensed consolidated financial statements (unaudited).

[2]	During May 2016, RAI repurchased and cancelled 283,533 shares of its common stock in accordance with the Governance Agreement.

Item 6. Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Reynolds American Inc., effective May 5, 2016.
10.1	Performance Share Agreement (one-year vesting), dated May 5, 2016, between Reynolds American Inc. and Susan M. Cameron.

10.2	Reynolds American Inc. Executive Severance Plan, as amended and restated effective May 5, 2016 (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated May 5, 2016).
10.3

Share Repurchase Agreement, dated July 25, 2016, by Reynolds American Inc., Brown & Williamson Holdings, Inc. and Louisville Securities Limited (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated July 25, 2016.)

31.1	Certification of Chief Executive Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

31.2	Certification of Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

32.1*

Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016,  pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

REYNOLDS AMERICAN INC. (Registrant)

Dated: July 26, 2016	/s/ Andrew D. Gilchrist
Andrew D. Gilchrist
Executive Vice President and Chief Financial Officer
(principal financial officer)