Form 10-Q
period 2016-09-30
REYNOLDS AMERICAN INC
filed 2016-10-19
CIK 1275283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 1,425,788,368 shares of common stock, par value $.0001 per share, as of October 3, 2016.

Part I — Financial Information

Item 1. Financial Statements

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions, Except Per Share Amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales(1)	$3,151	$3,095	$9,154	$7,419
Net sales, related party	54	66	163	202
Net sales	3,205	3,161	9,317	7,621
Costs and expenses:
Cost of products sold(1)	1,189	1,404	3,629	3,338
Selling, general and administrative expenses	484	453	1,448	1,415
Gain on divestitures	—	(7)	(4,861)	(3,506)
Amortization expense	6	6	18	12
Asset impairment and exit charges	—	99	—	99
Operating income	1,526	1,206	9,083	6,263
Interest and debt expense	150	189	476	385
Interest income	(2)	(3)	(7)	(4)
Other expense, net	10	5	261	8
Income before income taxes	1,368	1,015	8,353	5,874
Provision for income taxes	507	358	3,131	2,900
Net income	$861	$657	$5,222	$2,974
Basic income per share:
Net income	$0.60	$0.46	$3.66	$2.46
Diluted income per share:
Net income	$0.60	$0.46	$3.65	$2.45
Dividends declared per share	$0.46	$0.36	$1.30	$1.03

(1)

Excludes excise taxes of $1,125 million and $1,220 million for the three months ended September 30, 2016 and 2015, respectively; and $3,275 million and $3,047 million for the nine months ended September 30, 2016 and 2015, respectively.

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Millions)

(Unaudited)

	For the Three Months
	Ended September 30,
	2016	2015
Net income	$861	$657
Other comprehensive income (loss), net of tax (benefit) expense:
Retirement benefits, net of tax (2016 — $(4); 2015 — $(3))	(6)	(6)
Long-term investments, net of tax (2016 — $2)	5	(1)
Cumulative translation adjustment and other, net of tax (2015 — $2)	1	1
Comprehensive income	$861	$651

	For the Nine Months
	Ended September 30,
	2016	2015
Net income	$5,222	$2,974
Other comprehensive income (loss), net of tax (benefit) expense:
Retirement benefits, net of tax (2016 — $17; 2015 — $(19))	27	(32)
Long-term investments, net of tax (2016 — $5)	8	(1)
Hedging instruments, net of tax (2016 — $6)	11	1
Cumulative translation adjustment and other, net of tax (2016 — $9; 2015 — $(8))	18	(16)
Comprehensive income	$5,286	$2,926

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from (used in) operating activities:
Net income	$5,222	$2,974
Adjustments to reconcile to net cash flows from (used in) operating activities:
Gain on divestitures	(4,861)	(3,506)
Asset impairment and exit charges	—	99
Loss on early extinguishment of debt and related expenses	239	—
Depreciation and amortization expense	92	91
Deferred income tax expense (benefit)	218	(565)
Pension and postretirement	(428)	(100)
Tobacco settlement accruals	(452)	113
Excise tax accruals	(140)	(121)
Income taxes payable	420	211
Other, net	147	335
Net cash flows from (used in) operating activities	457	(469)
Cash flows from (used in) investing activities:
Capital expenditures	(137)	(98)
Proceeds from settlement of short-term investments	159	217
Acquisition, net of cash acquired	—	(17,220)
Proceeds from divestitures	5,015	7,056
Proceeds from settlement of long-term investments	32	2
Other, net	3	—
Net cash flows from (used in) investing activities	5,072	(10,043)
Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,712)	(1,068)
Repurchase of common stock	(224)	(40)
Proceeds from BAT Share Purchase	—	4,673
Repayments of long-term debt	(500)	—
Early extinguishment of debt	(3,650)	—
Premiums paid for early extinguishment of debt	(207)	—
Proceeds from termination of interest rate swaps	66	—
Debt issuance costs and financing fees	(7)	(68)
Issuance of long-term debt	—	8,975
Borrowings under revolving credit facility	—	1,400
Repayments of borrowings under revolving credit facility	—	(1,400)
Excess tax benefit on stock-based compensation plans	27	16
Net cash flows from (used in) financing activities	(6,207)	12,488
Effect of exchange rate changes on cash and cash equivalents	9	(22)
Net change in cash and cash equivalents	(669)	1,954
Cash and cash equivalents at beginning of period	2,567	966
Cash and cash equivalents at end of period	$1,898	$2,920
Income taxes paid, net of refunds	$2,443	$3,215
Interest paid	$519	$243
Fair value of equity consideration issued in the Merger	$—	$7,555

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,898	$2,567
Short-term investments	61	149
Accounts receivable	37	68
Accounts receivable, related party	122	38
Other receivables	10	35
Inventories	1,604	1,734
Deferred income taxes, net	979	1,032
Other current assets	251	564
Total current assets	4,962	6,187
Property, plant and equipment, net of accumulated depreciation (2016 — $1,667; 2015 — $1,643)	1,310	1,255
Trademarks and other intangible assets, net of accumulated amortization	29,449	29,467
Goodwill	15,993	15,993
Other assets and deferred charges	78	230
	$51,792	$53,132
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$198	$179
Tobacco settlement accruals	2,359	2,816
Due to related party	5	9
Deferred revenue, related party	54	33
Current maturities of long-term debt	502	506
Dividends payable on common stock	657	514
Income taxes payable	279	—
Other current liabilities	1,015	1,234
Total current liabilities	5,069	5,291
Long-term debt (less current maturities)	12,677	16,849
Deferred income taxes, net	10,440	10,236
Long-term retirement benefits (less current portion)	1,793	2,265
Long-term deferred revenue, related party	47	—
Other noncurrent liabilities	222	239
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2016 — 1,425,788,368; 2015 — 1,427,341,341)	—	—
Paid-in capital	18,270	18,402
Retained earnings	3,548	188
Accumulated other comprehensive loss	(274)	(338)
Total shareholders’ equity	21,544	18,252
	$51,792	$53,132

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Basis of Presentation

The accompanying interim condensed consolidated financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as GAAP, for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All material intercompany balances have been eliminated. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim periods ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
State Settlement Agreements	$709	$755	$2,058	$1,720
FDA user fees	48	52	147	125

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

As a result of meeting the performance requirements associated with the Term Sheet, RJR Tobacco and Santa Fe, collectively, recognized credits of $79 million and $76 million for the three months ended September 30, 2016 and 2015, respectively, and $222 million and $211 million for the nine months ended September 30, 2016 and 2015, respectively. Credits recognized in the three and nine months ended September 30, 2016 and 2015, include the benefit of the additional credits received as a result of the Lorillard Tobacco Merger.

In September 2013, an arbitration panel ruled six states had not diligently enforced their qualifying statutes in 2003 related to the NPM Adjustment.  In October 2016, the U.S. Supreme Court denied RJR Tobacco’s petition for writ of certiorari against Pennsylvania and Maryland, thus eliminating a portion of RJR Tobacco’s recovery from these states. Certain findings by the arbitration panel against two of the original six states are currently in litigation and as such, the full amount of recovery from these states is uncertain. For the amounts that were certain and estimable, RJR Tobacco and Santa Fe, collectively, recognized $70 million as a reduction of cost of products sold in the nine months ended September 30, 2015. No comparable amounts were recognized in the nine months ended September 30, 2016.

In October 2015, RJR Tobacco, SFNTC and certain other PMs entered into a settlement agreement, referred to as the NY Settlement Agreement, with the State of New York to settle certain claims related to the NPM Adjustment. The NY Settlement Agreement resolved NPM Adjustment claims related to payment years from 2004 through 2014, providing RJR Tobacco and SFNTC, collectively, with credits, of approximately $290 million, plus interest, that will be recognized through 2018 subject to meeting various performance obligations. These credits will be applied against annual payments under the MSA over a four-year period, which commenced with the April 2016 MSA payment. In addition, the NY Settlement Agreement put in place a new method to determine

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

future adjustments from 2015 forward as to New York. RJR Tobacco and Santa Fe, collectively, recognized credits of $25 million and $71 million as a reduction to costs of products sold for the three and nine months ended September 30, 2016, respectively.

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

Actuarial (gains) losses are changes in the amount of either the benefit obligation or the fair value of plan assets resulting from experience different from that assumed or from changes in assumptions. Differences between actual results and actuarial assumptions are accumulated and recognized as a mark-to-market adjustment, referred to as an MTM adjustment, to the extent such net (gains) losses exceed 10% of the greater of the fair value of plan assets or benefit obligations, referred to as the corridor. Actuarial (gains) losses outside the corridor are generally recognized annually as of December 31, or when a plan is remeasured during an interim period.

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

The components of the pension benefits and the postretirement benefits are set forth below:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
			Postretirement				Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$4	$7	$—	$1	$12	$20	$1	$2
Interest cost	73	72	13	13	221	203	37	37
Expected return on plan assets	(93)	(98)	(3)	(3)	(279)	(276)	(8)	(9)
Amortization of prior service cost (credit)	1	1	(10)	(10)	2	2	(31)	(31)
Total benefit (income) cost	$(15)	$(18)	$—	$1	$(44)	$(51)	$(1)	$(1)

RAI disclosed in its financial statements for the year ended December 31, 2015, that it expects to contribute $335 million to its pension plans in 2016, of which $333 million was contributed during the first nine months of 2016.

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

Recently Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board, referred to as FASB, issued an Accounting Standards Update, referred to as ASU, 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amended guidance requires debt issuance costs to be presented as a direct reduction of the debt liability with which it is associated similar to the way debt discounts are presented. The amended guidance did not change the requirement to amortize the costs as interest expense over the life of the associated debt. At RAI’s election, and as permitted in ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30), the unamortized debt issuance costs associated with its credit facility are included in other assets and deferred charges in the balance sheets. The guidance, which required retrospective application, was effective for RAI for interim and annual reporting periods, beginning January 1, 2016, and resulted in a $70 million and $92 million reclassification of debt issuance costs as of September 30, 2016 and December 31, 2015, respectively.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, requiring that all deferred income tax balances in the consolidated balance sheets be classified as non-current. This guidance does not change the current requirement that deferred tax liabilities and assets of an entity be offset and presented as a single amount. The amended guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. RAI will adopt the amended guidance as of December 31, 2016, with retrospective application to the consolidated balance sheet as of December 31, 2015, that will result in a reclassification of approximately $1 billion from deferred income taxes, net in current assets to deferred income taxes, net in long-term liabilities.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities, which supersedes existing guidance to classify equity securities with readily determinable fair values into different categories and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. An entity’s equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this amended guidance. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of impairment. The amended guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted if it is applied from the beginning of the fiscal year of adoption. The amended guidance is not expected to have a material impact on RAI’s results of operations, cash flows and financial position.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income tax, forfeitures, statutory tax withholding requirements, classifications of awards as either equity or liabilities, and classification of taxes in the statement of cash flows. The amended guidance also requires an entity to record excess tax benefits and deficiencies in the income statement. The amended guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. RAI will adopt the amended guidance as of January 1, 2017. The amended guidance is not expected to have a material impact on RAI’s results of operations, cash flows and financial position.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which replaces the current incurred loss impairment methodology for recognizing credit losses for financial instruments with a methodology that reflects expected credit losses and requires consideration for a broader range of reasonable and supportable information for estimating credit losses. The amended guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. RAI is evaluating the effect this guidance will have on its results of operations, cash flows and financial position.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, addressing eight specific cash flow issues in an effort to reduce diversity in practice. The amended guidance is effective for fiscal years beginning after December 31, 2017, and for interim periods within those years. Early adoption is permitted. The amended guidance will not have a material impact on RAI’s statements of cash flows.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

The components of the pre-tax gain, which was recorded in the first nine months of 2016, were as follows:

Purchase price	$5,015
Net assets and liabilities divested	(154)
Gain on divestiture	$4,861

Note 3 — Fair Value

Fair Value of Financial Assets

Financial assets carried at fair value were as follows:

	September 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$1,854	$—	$—	$1,854	$2,454	$—	$—	$2,454
Short-term investments:
Corporate debt securities	—	—	—	—	—	96	—	96
U.S. Government agency obligations	—	—	—	—	—	43	—	43
Commercial paper	—	—	—	—	—	10	—	10
Auction rate securities	—	—	61	61	—	—	—	—
Other assets and deferred charges:
Auction rate securities	—	—	—	—	—	—	79	79
Mortgage-backed security	—	—	—	—	—	—	10	10
Marketable equity security	—	—	—	—	1	—	—	1
Interest rate swaps	—	—	—	—	—	53	—	53

There were no transfers between the levels for the nine months ended September 30, 2016, or during the year ended December 31, 2015.

Investments

As of December 31, 2015, RAI’s short-term investments included corporate debt securities, U.S. Government agency obligations and commercial paper. The fair value of these investments, classified as Level 2, utilized quoted prices for identical assets in less active markets or quoted prices for similar assets in active markets. All investments classified as short-term investments as of December 31, 2015, were sold or matured during the nine months ended September 30, 2016.

As of December 31, 2015, RAI had investments in auction rate securities linked to corporate credit risk, in auction rate securities related to financial insurance companies, and in a mortgage-backed security, each classified as Level 3. In addition, RAI had an investment in a marketable equity security classified as Level 1. During the nine months ended September 30, 2016, the auction rate securities related to financial insurance companies, the marketable equity security and the mortgage-backed security were sold. In addition, one of the auction rate securities linked to corporate credit risk was called by the issuer at par value of $20 million and all remaining were reclassified to short-term as their maturities are expected to occur within the next twelve months as of September 30, 2016. No other-than-temporary losses were recognized in the three and nine months ended September 30, 2016 and 2015, respectively. Any unrealized gains and losses, net of tax, were included in accumulated other comprehensive loss in RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2016, and consolidated balance sheet as of December 31, 2015.

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

Financial assets classified as Level 3 investments were as follows:

	September 30, 2016			December 31, 2015
	Cost	Gross Unrealized Loss	Estimated Fair Value	Cost	Gross Unrealized Loss	Estimated Fair Value
Auction rate securities	$75	$(14)	$61	$99	$(20)	$79
Mortgage-backed security	—	—	—	16	(6)	10
	$75	$(14)	$61	$115	$(26)	$89

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

As part of the Lorillard Tobacco Merger, RJR Tobacco assumed fixed to floating interest rate swap agreements that Lorillard Tobacco designated as fair value hedges of its 8.125% notes due in 2019.  Under the swap agreements, RJR Tobacco received interest based on a fixed rate of 8.125% and paid interest based on a floating one-month LIBOR rate plus a spread of 4.625%.  The net settlement reduced interest expense by approximately $3 million for the nine months ended September 30, 2016, and $6 million and $7 million for the three and nine months ended September 30, 2015, respectively. In the nine months ended September 30, 2016, RJR Tobacco terminated these interest rate swap agreements and received $66 million in cash. The fair value adjustment of the notes designated as the hedging instrument is being amortized as a reduction of interest expense over the expected remaining life of the notes. As of September 30, 2016, RAI and RJR Tobacco had no outstanding interest rate swaps.

See note 9 for additional information relating to the interest rate swap agreements.

Note 4 — Intangible Assets

The changes in the carrying amounts of goodwill by segment were as follows:

	RJR Tobacco	Santa Fe	American Snuff	All Other	Consolidated
Balance as of December 31, 2015
Goodwill	$17,069	$197	$2,501	$17	$19,784
Less: accumulated impairment charges	(3,763)	—	(28)	—	(3,791)
	$13,306	$197	$2,473	$17	$15,993

Balance as of September 30, 2016
Goodwill	$17,069	$197	$2,501	$17	$19,784
Less: accumulated impairment charges	(3,763)	—	(28)	—	(3,791)
	$13,306	$197	$2,473	$17	$15,993

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The carrying amounts and changes therein of trademarks and other intangible assets by segment were as follows:

	RJR Tobacco		Santa Fe	American Snuff	All Other	Consolidated
	Trademarks	Other	Trademarks	Trademarks	Other	Trademarks	Other
Indefinite-lived:
Balance as of December 31, 2015	$27,826	$87	$136	$1,136	$—	$29,098	$87
Balance as of September 30, 2016	$27,826	$87	$136	$1,136	$—	$29,098	$87
Finite-lived:
Balance as of December 31, 2015	$17	$259	$—	$6	$—	$23	$259
Intercompany transfer	—	(13)	—	—	13	—	—
Amortization	(4)	(13)	—	(1)	—	(5)	(13)
Balance as of September 30, 2016	$13	$233	$—	$5	$13	$18	$246

Details of finite-lived intangible assets were as follows:

	September 30, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$240	$(16)	$224	$240	$(7)	$233
Contract manufacturing agreement	151	(142)	9	151	(139)	12
Trademarks	124	(106)	18	124	(101)	23
Other intangibles	15	(2)	13	15	(1)	14
	$530	$(266)	$264	$530	$(248)	$282

The estimated remaining amortization expense associated with finite-lived intangible assets is expected to be as follows:

Year	Amount
Remainder of 2016	$5
2017	23
2018	22
2019	16
2020	15
Thereafter	183
$264

Note 5 — Income Per Share

The components of the calculation of income per share were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$861	$657	$5,222	$2,974
Basic weighted average shares, in thousands	1,427,277	1,429,101	1,427,379	1,209,503
Effect of dilutive potential shares:
Restricted stock units	2,675	3,347	2,950	3,430
Diluted weighted average shares, in thousands	1,429,952	1,432,448	1,430,329	1,212,933

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 6 — Inventories

The major components of inventories were as follows:

	September 30, 2016	December 31, 2015
Leaf tobacco	$1,384	$1,495
Other raw materials	77	110
Work in process	82	88
Finished products	185	173
Other	24	22
Total	1,752	1,888
LIFO allowance	(148)	(154)
	$1,604	$1,734

RJR Tobacco performs its annual LIFO inventory valuation at December 31. Interim periods represent an estimate of the expected annual valuation.

Note 7 — Income Taxes

The provision for income taxes was as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Provision for income taxes	$507	$358	$3,131	$2,900
Effective tax rate	37.1%	35.3%	37.5%	49.4%

The effective tax rate for the nine months ended September 30, 2016, was impacted by an increase in tax attributable to the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with the international companies that distributed and marketed the brand outside the United States. The effective tax rate for the nine months ended September 30, 2015, was unfavorably impacted by an increase in tax attributable to nondeductible costs related to the Merger and Divestiture and an increase in uncertain tax positions, partially offset by a decrease in tax attributable to the release of a valuation allowance and a reduction in state income taxes. The effective tax rate for the three months ended September 30, 2015, was favorably impacted by a decrease in tax attributable to the domestic manufacturing deduction and a reduction in state income taxes.

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

The Credit Agreement contains certain customary restrictive covenants, and two financial covenants – a consolidated leverage ratio covenant and a consolidated interest coverage ratio covenant. The Credit Agreement contains customary events of default, including upon a change in control, as defined therein, which could result in the acceleration of all amounts outstanding and cancellation of all commitments outstanding under the Credit Agreement.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Under the terms of the Credit Agreement, RAI is required to pay a facility fee per annum of between 0.100% and 0.275%, based generally on the ratings of RAI’s senior, unsecured, long-term indebtedness, on the lender commitments in respect of the revolving credit facility thereunder.

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

As of September 30, 2016, there were no outstanding borrowings and $6 million of letters of credit outstanding under the Credit Agreement.

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

In 2009, RAI and RJR entered into offsetting floating to fixed interest rate swap agreements with the same financial institution that held certain fixed to floating interest rate swaps for the same notional amount. The swaps were designated as fair value hedges.  In September 2011, the original and offsetting interest rate swap agreements were terminated with the carrying value of the hedged debt reflecting a fair value adjustment treated as a premium. At that point, RAI began amortizing the fair value adjustment.  As of December 31, 2015, the $700 million of 6.750% notes due 2017 represented the remaining debt that had been hedged with these interest rate swap agreements.  Upon the redemption of these notes, the remaining unamortized fair value adjustment for the terminated swaps of $25 million was recognized and, accordingly, reduced the loss on early extinguishment of debt.

In the aggregate, expenses related to the cash tender offer and redemption of approximately $239 million, which included legal and bank fees of approximately $7 million, were recognized in other expense, net in the condensed consolidated statements of income (unaudited) for the nine months ended September 30, 2016.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

RAI and RJR Tobacco Total Long-Term Debt

Information, including a schedule of maturities regarding RAI’s and RJR Tobacco’s long-term debt, is provided below:

	September 30, 2016	December 31, 2015
RAI
3.500% notes due 08/04/2016	$—	$415
6.750% notes due 06/15/2017	—	700
2.300% notes due 08/21/2017	447	447
7.750% notes due 06/01/2018	—	250
2.300% notes due 06/12/2018	1,250	1,250
8.125% notes due 06/23/2019*	669	669
6.875% notes due 05/01/2020	641	641
3.250% notes due 06/12/2020	771	1,250
4.000% notes due 06/12/2022	1,000	1,000
3.250% notes due 11/01/2022	158	1,100
3.750% notes due 05/20/2023	30	474
4.850% notes due 09/15/2023	550	550
4.450% notes due 06/12/2025	2,500	2,500
5.700% notes due 08/15/2035	750	750
7.250% notes due 06/15/2037	450	450
8.125% notes due 05/01/2040	237	237
7.000% notes due 08/04/2041	240	240
4.750% notes due 11/01/2042	173	1,000
6.150% notes due 09/15/2043	550	550
5.850% notes due 08/15/2045	2,250	2,250
Total principal	12,666	16,723
Fair value adjustments	296	348
Unamortized discounts	(28)	(37)
Unamortized debt issuance costs	(70)	(92)
Total RAI long-term debt at carrying value	$12,864	$16,942

RJR Tobacco
3.500% notes due 08/04/2016	$—	$85
2.300% notes due 08/21/2017	53	53
8.125% notes due 06/23/2019*	81	81
6.875% notes due 05/01/2020	109	109
3.750% notes due 05/20/2023	19	26
8.125% notes due 05/01/2040	13	13
7.000% notes due 08/04/2041	9	10
Total principal	284	377
Fair value adjustments	31	36
Total RJR Tobacco long-term debt at carrying value	$315	$413
Total long-term debt at carrying value	$13,179	$17,355
Less current maturities of long-term debt at carrying value	502	506
Total long-term debt (less current maturities) at carrying value	$12,677	$16,849

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

During the nine months ended September 30, 2016, RJR Tobacco repurchased $8.4 million of its outstanding notes. As of September 30, 2016, the maturities of RAI’s and RJR Tobacco’s notes, excluding fair value adjustments and unamortized discounts and debt issuance costs, were as follows:

Year	RAI	RJR Tobacco	Total
2017	$447	$53	$500
2018	1,250	—	1,250
2019	669	81	750
2020	1,412	109	1,521
2022 and thereafter	8,888	41	8,929
Total principal maturities	$12,666	$284	$12,950

Fair Value of Debt

The estimated fair value of RAI’s outstanding consolidated debt, in the aggregate, was $15.2 billion and $18.2 billion, with an effective average annual interest rate of approximately 5.0% and 4.6% as of September 30, 2016 and December 31, 2015, respectively. The fair values are based on available market quotes, credit spreads and discounted cash flows, as appropriate.

Interest Rate Swap Agreements Termination

In the first nine months of 2016, RJR Tobacco terminated the interest rate swap agreements assumed in the Lorillard Tobacco Merger.  The remaining fair value adjustment of $7 million for the 8.125% notes due June 23, 2019, is being amortized as a reduction of interest expense over the expected remaining life of the notes.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2016, contains accruals for the following Engle Progeny cases: Starr-Blundell, Buonomo, Wilcox and Ward (for attorneys’ fees and interest only). In the third quarter of 2016, RJR Tobacco paid approximately $53.4 million in satisfaction of the judgments, including attorneys’ fees and interest, in Hiott, Thibault, Clayton, Soffer and Hubbird and attorneys’ fees and interest in Cohen, Ciccone, Hallgren, Taylor, Odum and Townsend. Other accruals include an amount for the estimated costs of the corrective communications in the U.S. Department of Justice case. As other cases proceed through the appellate process, RAI will evaluate the need for further accruals on an individual case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.

It is the policy of Reynolds Defendants to defend tobacco-related litigation claims vigorously; generally, Reynolds Defendants and indemnitees do not settle such claims. However, Reynolds Defendants may enter into settlement discussions in some cases, if they believe it is in their best interests to do so. Exceptions to this general approach include, but are not limited to, actions taken pursuant to “offer of judgment” statutes, as described below in “ — Litigation Affecting the Cigarette Industry – Overview,” and Filter Cases, as described below in “— Litigation Affecting the Cigarette Industry – Filter Cases,” as well as other historical examples discussed below.

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

The federal Engle Progeny cases likewise presented exceptional circumstances not present in the state Engle Progeny cases or elsewhere. All of the federal Engle Progeny cases subject to the settlement were pending in the same court, were coordinated by the same judge, and involved the same sets of plaintiffs’ lawyers. Moreover, RJR Tobacco settled only after approximately 90% of the federal Engle Progeny cases otherwise had been resolved. A discussion of the Engle Progeny cases and the settlement of the federal Engle Progeny cases is set forth below under “— Litigation Affecting the Cigarette Industry – Engle and Engle Progeny Cases.”

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

Also, in 2004, RJR Tobacco and B&W separately settled the antitrust case DeLoach v. Philip Morris Cos., Inc., which was brought by a unique class of plaintiffs: a class of all tobacco growers and tobacco allotment holders. The plaintiffs asserted that the defendants conspired to fix the price of tobacco leaf and to destroy the federal government’s tobacco quota and price support program. Despite legal defenses they believed to be valid, RJR Tobacco and B&W separately settled this case to avoid a long and contentious trial with the tobacco growers. The DeLoach case involved different types of plaintiffs and different theories of recovery under the antitrust laws than the other tobacco-related litigation claims pending against the Reynolds Defendants.

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

During the third quarter of 2016, 30 tobacco-related cases were served against Reynolds Defendants. On September 30, 2016, there were, subject to the exclusions described immediately below, 292 cases pending against Reynolds Defendants: 275 in the United States and 17 in Canada, as compared with 262 total cases on September 30, 2015. Of the U.S. cases pending on September 30, 2016, 35 are pending in federal court, 239 in state court and one in tribal court, primarily in the following states: Illinois (48 cases); Maryland (46 cases); Florida (29 cases); New York (19 cases); Missouri (18 cases); California (15 cases); Massachusetts (15 cases); and New Mexico (14 cases). The U.S. case number excludes the approximately 564 individual smoker cases pending in West Virginia state court as a consolidated action, 2,888 Engle Progeny cases, involving approximately 3,755 individual plaintiffs, and 2,421 Broin II cases, pending in the United States against RJR Tobacco, Lorillard Tobacco or certain other Reynolds Defendants.

The following table lists the categories of the U.S. tobacco-related cases pending against Reynolds Defendants as of September 30, 2016, and the increase or decrease from the number of cases pending against Reynolds Defendants as of June 30, 2016, as reported in RAI’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016, filed with the SEC on July 26, 2016, and a cross-reference to the discussion of each case type.

Case Type	U.S. Case Numbers as of September 30, 2016	Change in Number of Cases Since June 30, 2016 Increase/(Decrease)
Individual Smoking and Health	125	4
West Virginia IPIC (Number of Plaintiffs)*	1 (approx. 564)	No change
Engle Progeny (Number of Plaintiffs)**	2,888 (approx. 3,755)	(79) (84)
Broin II	2,421	(52)
Class Action	24	No change
Filter Cases	74	(2)
Health-Care Cost Recovery	2	No change
State Settlement Agreements—Enforcement and Validity; Adjustments	28	No change
Other Litigation and Developments	21	4

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

The Florida state court class-action case, Engle v. R. J. Reynolds Tobacco Co., and the related cases commonly referred to as Engle Progeny cases have attracted significant attention. After the Florida Supreme Court’s 2006 ruling that members of the formerly certified class could file individual actions, roughly 10,000 claims or actions were filed in Florida state or federal courts before the deadline set by the Florida Supreme Court. No new or additional such claims may be filed. As reflected in the table above, 2,888 Engle Progeny cases were pending as of September 30, 2016, that included claims asserted on behalf of 3,755 plaintiffs. Following an agreement to settle most Engle Progeny cases that remained pending in federal courts in the first quarter of 2015, nearly all Engle Progeny cases currently pending are in Florida state courts. Since 2009, there have been over 200 Engle Progeny trials in Florida state or federal courts involving RJR Tobacco or Lorillard Tobacco. As described more fully immediately below in “— Scheduled Trials” and “—Trial Results,” additional Engle Progeny cases involving RJR Tobacco are being tried and set for trial on an ongoing basis. Juries in Engle Progeny cases have awarded substantial amounts in compensatory and punitive damage awards, many of which currently are at various stages in the appellate process. RJR Tobacco and Lorillard Tobacco also have paid substantial amounts in compensatory and punitive damage awards in Engle Progeny cases. For a detailed description of these cases, see “— Engle and Engle Progeny cases” below.

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

Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. There are 37 cases, exclusive of Engle Progeny cases, scheduled for trial as of September 30, 2016 through September 30, 2017, for RJR Tobacco, B&W, Lorillard Tobacco or their affiliates and indemnitees: six individual smoking and health cases, 24 Filter Cases, five Broin II cases and two other non-smoking and health cases. There are also approximately 194 Engle Progeny cases against RJR Tobacco, B&W and/or Lorillard Tobacco set for trial through September 30, 2017. It is not known how many of these cases will actually be tried. The number of Engle Progeny cases set for trial through September 30, 2017, includes 92 Engle Progeny cases set for trial in Volusia County, Florida, but the trial court there has advised that no more than eight of those cases will be tried through September 30, 2017.

Trial Results. From January 1, 2013 through September 30, 2016, 143 smoking and health, Engle Progeny, Filter and health-care cost recovery cases in which RJR Tobacco, B&W and/or Lorillard Tobacco were defendants were tried, including eight trials for cases where mistrials were declared in the original proceedings. Verdicts in favor of RJR Tobacco, B&W and Lorillard Tobacco and, in some cases, RJR Tobacco, B&W, Lorillard Tobacco and/or other defendants, were returned in 53 cases, tried in Florida (50), West Virginia (1), California (1) and New Jersey (1). There were also 18 mistrials. Verdicts in favor of the plaintiffs were returned in 65 cases tried in Florida, and one in California. Four cases in Florida were dismissed during trial. One case in Florida was a retrial only as to the amount of damages. In another case in Florida, the jury entered a partial verdict that did not include compensatory or punitive damages, and post-trial motions are pending.

In the third quarter of 2016, 11 Engle Progeny cases in which RJR Tobacco and/or Lorillard Tobacco was a defendant were tried:

•

In Sermons v. Philip Morris USA Inc., the jury returned a verdict in favor of the plaintiff, found the decedent 80% at fault, RJR Tobacco 5% at fault, and the remaining defendant 15% at fault, and awarded $65,000 in compensatory damages and $17,075 in punitive damages against RJR Tobacco and $51,225 in punitive damages against the remaining defendant.

•	In Varner v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco but against the remaining defendant.

•	In Morales v. R. J. Reynolds Tobacco Co., the court declared a mistrial due to the death of a juror’s family member.

•

In Mathis v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent 45% at fault and RJR Tobacco 55% at fault, and awarded $5 million in compensatory damages.  Punitive damages were not awarded.

•	In Wilkins v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco.

•	In Coursey v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco.

•	In Jones v. R. J. Reynolds Tobacco Co., the court declared a mistrial due to the potential bias of a seated juror.

•	In Hackimer v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco.

•

In Oshinsky-Blacker v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent 15% at fault, RJR Tobacco 25% at fault and the remaining defendant 60% at fault, and awarded $6.15 million in compensatory damages and $2 million in punitive damages against RJR Tobacco and $1 million in punitive damages against the remaining defendant.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

•

In Sherry Smith v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent 35% at fault and RJR Tobacco 65% at fault, and awarded $3 million in compensatory damages.  Punitive damages were not awarded.

•

In Prentice v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent 60% at fault and RJR Tobacco 40% at fault, and awarded $6.4 million in compensatory damages. Although the jury found that the plaintiff was entitled to punitive damages, it awarded $0 in punitive damages.

In addition, since the end of the third quarter of 2016, one other Engle Progeny case, in which RJR Tobacco was a defendant, was tried:

•	In Wallace v. R. J. Reynolds Tobacco Co., the court declared a mistrial due to weather delays and juror unavailability.

For a detailed description of the above-described cases, see “— Engle and Engle Progeny Cases” below.

In the third quarter of 2016, no non-Engle Progeny individual smoking and health cases, in which RJR Tobacco was a defendant, were tried.

In the third quarter of 2016, one Filter case, in which RJR Tobacco and/or Lorillard Tobacco was a defendant, was tried:

•	In Panzarella v. Charles B. Chrystal, Inc., the jury returned a verdict in favor of Lorillard Tobacco.

For information on the verdicts in the Engle Progeny cases that have been tried and remain pending as of September 30, 2016, in which verdicts have been returned against RJR Tobacco, Lorillard Tobacco or B&W, or all three, see the Engle Progeny cases charts at “— Engle and Engle Progeny Cases” below. The following chart reflects the verdicts in the non-Engle Progeny smoking and health cases, health-care cost recovery cases or Filter Cases that have been tried and remain pending as of September 30, 2016, in which verdicts have been returned against RJR Tobacco, B&W or Lorillard Tobacco, or all three.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Individual Smoking and Health Cases

As of September 30, 2016, 125 individual cases were pending in the United States against RJR Tobacco, B&W (as RJR Tobacco’s indemnitee), Lorillard Tobacco or all three. This category of cases includes smoking and health cases alleging personal injuries caused by tobacco use or exposure brought by or on behalf of individual plaintiffs based on theories of negligence, strict liability, breach of express or implied warranty, and violations of state deceptive trade practices or consumer protection statutes. The plaintiffs seek to recover compensatory damages, attorneys’ fees and costs, and punitive damages. The category does not include the Broin II, Engle Progeny, Filter Cases or West Virginia IPIC cases discussed below. One of the individual cases is brought by or on behalf of individual smokers or their survivors, while the other case is brought by or on behalf of an individual or his/her survivors alleging personal injury as a result of exposure to environmental tobacco smoke, referred to as ETS.

Below is a description of the non-Engle Progeny individual smoking and health cases against RJR Tobacco, B&W, and/or Lorillard Tobacco that went to trial or were decided during the period from January 1, 2016 to September 30, 2016, or remained on appeal as of September 30, 2016.

On May 26, 2010, in Izzarelli v. R. J. Reynolds Tobacco Co. (U.S.D.C. D. Conn., filed 1999), the jury awarded the plaintiff $13.76 million in compensatory damages on the negligence and strict liability claims, found RJR Tobacco 58% at fault and the plaintiff 42% at fault, and found that the plaintiff was entitled to punitive damages. The plaintiff sought to recover damages for personal injuries allegedly sustained as a result of unsafe and unreasonably dangerous cigarette products and for economic losses she sustained as a result of supposed unfair trade practices. On December 5, 2010, the district court (1) awarded the plaintiff $3.97 million in punitive damages, (2) entered a judgment of $11.95 million, and (3) granted the plaintiff $15.8 million in offer of judgment interest through that date and, going forward, approximately $4,000 per day until entry of an amended judgment. In March 2011, the district court entered an amended judgment of approximately $28.1 million. RJR Tobacco appealed to the U.S. Court of Appeals for the Second Circuit, referred to as the Second Circuit, and the plaintiff cross appealed. In September 2013, the Second Circuit certified to the Connecticut Supreme Court the following question: “Does Comment i to section 402A of the Restatement (Second) of Torts preclude a suit premised on strict products liability against a cigarette manufacturer based on evidence that the defendant purposefully manufactured cigarettes to increase daily consumption without regard to the resultant increase in exposure to carcinogens, but in the absence of evidence of any adulteration or contamination?” The Connecticut Supreme Court accepted the certified question, and on April 26, 2016, answered the certified question “no.” On July 7, 2016, the Second Circuit ordered another round of briefing to be submitted after the Connecticut Supreme Court decides the questions certified to it in Bifolck v. Philip Morris, Inc., which is pending in the U.S. District Court for the District of Connecticut and raises certain issues of Connecticut product liability law that also are presented in the Izzarelli case.  The Connecticut Supreme Court heard oral argument in Bifolck on September 13, 2016, and a decision is pending.

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

On July 8, 2015, in Larkin v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2002) the jury awarded the plaintiff approximately $4.96 million in compensatory damages on the strict liability and intentional tort claims, found RJR Tobacco 62% at fault and the decedent 38% at fault, and awarded $8.5 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from mouth and lung cancer, and sought an unspecified amount of compensatory and punitive damages. In July 2015, the trial court entered judgment in the amount of approximately $13.46 million. On March 22, 2016, the trial court granted RJR Tobacco’s motion for a new trial on claims of defective product and damages only and denied the remaining post-trial motions. The new trial has not been scheduled. In April 2016, RJR Tobacco appealed to the Third District Court of Appeal, referred to as DCA, and the plaintiff cross appealed. Briefing is underway.

On February 8, 2016, in Pooshs v. Philip Morris USA, Inc. (U.S.D.C. N.D. Cal., filed 2004) the jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that as a result of using the defendants’ products, the plaintiff suffers

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

from lung cancer. Final judgment was entered on February 9, 2016. The plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit on March 9, 2016. Briefing is underway.

West Virginia IPIC

In re: Tobacco Litigation Individual Personal Injury Cases (Cir. Ct. Ohio County, W. Va., filed beginning in 1999), is a series of roughly 1,200 individual cases asserting claims against Philip Morris USA Inc., Lorillard Tobacco, RJR Tobacco, B&W and The American Tobacco Company based on alleged personal injuries. The cases were consolidated for a Phase I trial on various defense conduct issues, to be followed in Phase II by individual trials of remaining claims. On May 15, 2013, the Phase I jury found that defendants’ cigarettes were not defectively designed; defendants’ cigarettes were not defective due to a failure to warn before July 1, 1969; defendants were not negligent, did not breach warranties, and did not engage in conduct warranting punitive damages; and defendants’ ventilated filter cigarettes manufactured and sold between 1964 and July 1, 1969 were defective for a failure to instruct. In November 2014, the West Virginia Supreme Court affirmed the verdict. On June 8, 2015, the U.S. Supreme Court denied the plaintiffs’ petition for writ of certiorari. On the same date, the trial court issued an order finding that only 30 plaintiffs are alleged to have smoked ventilated filter cigarettes in the relevant period. On October 9, 2015, the trial court outlined the procedures for resolving the claims of the 30 Phase II plaintiffs, which claims will focus on whether plaintiffs blocked cigarette vents and, if so, whether blocking proximately caused their alleged injuries. Five cases were selected to be the first claims tried, and they were tentatively scheduled to be tried beginning on May 1, 2017. In June 2016, the court granted the defendants’ motion to compel and required the plaintiffs to file additional expert disclosures necessary to attempt to proceed with their claims. The court will set a revised discovery and trial schedule after the expert disclosures are tested for admissibility, and it pushed the tentative trial date to May 2018.

In addition to the foregoing claims, various plaintiffs in 1999 and 2000 asserted claims against retailers and distributors. Those claims were severed and stayed pending the outcome of Phase I. Also, 41 plaintiffs asserted smokeless tobacco claims against various smokeless manufacturers, including 14 claims against certain Reynolds Defendants. Those claims were severed from IPIC in 2001, and the plaintiffs took no action to prosecute the claims. They now seek to activate their smokeless claims. The defendants have moved to dismiss those claims since the plaintiffs took no action to prosecute them for 15 years.

Engle and Engle Progeny Cases

In July 1998, trial began in Engle v. R. J. Reynolds Tobacco Co., a then-certified class action filed in Circuit Court, Miami-Dade County, Florida, against U.S. cigarette manufacturers, including RJR Tobacco, B&W, Lorillard Tobacco, Philip Morris USA Inc., and others. The then-certified class consisted of Florida citizens and residents, and their survivors, who suffered from smoking-related diseases that first manifested between May 5, 1990, and November 21, 1996, and were caused by an addiction to cigarettes. In July 1999, the jury in Phase I found against RJR Tobacco, B&W, Lorillard Tobacco and the other defendants on common issues relating to the defendants’ conduct, general causation, the addictiveness of cigarettes, and entitlement to punitive damages.

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

In the year after the Florida Supreme Court’s Engle decision, putative class members filed thousands of individual actions against RJR Tobacco, B&W, Lorillard Tobacco, Philip Morris USA Inc., and the other Engle defendants, which actions commonly are referred to as Engle Progeny cases. As of September 30, 2016, 2,874 Engle Progeny cases were pending in state courts, and 14 Engle Progeny cases were pending in federal court. Those cases include claims by or on behalf of approximately 3,755 plaintiffs. As of September 30, 2016, RJR Tobacco also was aware of nine additional Engle Progeny cases that have been filed but not served. The number of pending cases fluctuates for a variety of reasons, including voluntary and involuntary dismissals. Voluntary dismissals include cases in which a plaintiff accepts an “offer of judgment,” referred to in Florida statutes as “proposals for settlement,” from RJR Tobacco, Lorillard Tobacco and/or RJR Tobacco’s affiliates and indemnitees. An offer of judgment, if rejected by the plaintiff, preserves RJR Tobacco’s and Lorillard Tobacco’s right to recover attorneys’ fees under Florida law in the event of a verdict favorable to RJR Tobacco or Lorillard Tobacco. Such offers are sometimes made through court-ordered mediations.

At the beginning of the Engle Progeny litigation, a central issue was the proper use of the preserved Engle findings. RJR Tobacco has argued that use of the Engle findings to establish individual elements of progeny claims (such as defect, negligence and concealment) is a violation of federal due process. In 2013, however, both the Florida Supreme Court and the U.S. Court of Appeals

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

for the Eleventh Circuit, referred to as the Eleventh Circuit, rejected that argument. As noted below, the Eleventh Circuit, this time sitting en banc, recently heard argument on this issue again. In addition to this global due process argument, RJR Tobacco and Lorillard Tobacco raise many other factual and legal defenses as appropriate in each case. These defenses may include, among other things, arguing that the plaintiff is not a proper member of the Engle class, that the plaintiff did not rely on any statements by any tobacco company, that the trial was conducted unfairly, that some or all claims are preempted or barred by applicable statutes of limitation, or that any injury was caused by the smoker’s own conduct. In Hess v. Philip Morris USA Inc. and Russo v. Philip Morris USA Inc., decided on April 2, 2015, the Florida Supreme Court held that, in Engle Progeny cases, the defendants cannot raise a statute of repose defense to claims for concealment or conspiracy. On April 8, 2015, in Graham v. R. J. Reynolds Tobacco Co., the Eleventh Circuit held that federal law impliedly preempts use of the preserved Engle findings to establish claims for strict liability or negligence. On January 21, 2016, the Eleventh Circuit granted the plaintiff’s motion for rehearing en banc and vacated the panel decision. On March 23, 2016, the Eleventh Circuit requested briefing on the issues of whether plaintiff’s claims are preempted and, if not, whether the defendants’ due process rights are violated. Oral argument occurred on June 21, 2016. A decision is pending. On January 6, 2016, in Marotta v. R. J. Reynolds Tobacco Co., the Fourth DCA, disagreed with the Graham panel decision and held that federal law does not impliedly preempt any tort claims against cigarette manufacturers, including those of Engle Progeny plaintiffs. The Florida Supreme Court has accepted jurisdiction in Marotta, and oral argument is scheduled for November 1, 2016.

In June 2009, Florida amended its existing bond cap statute by adding a $200 million bond cap that applied to all Engle Progeny cases in the aggregate. In May 2011, Florida removed the provision that would have allowed the bond cap to expire on December 31, 2012. The bond cap for any given individual Engle Progeny case varies depending on the number of judgments on appeal at a given time, but never exceeds $5 million per case for appeals within the Florida state court system. The legislation, which became effective in June 2009 and 2011, applied to judgments entered after the original 2009 effective date.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

One hundred thirty-seven Engle Progeny cases have been tried in Florida state and federal courts since the beginning of 2013 through September 30, 2016, and additional state court trials are scheduled during 2016. Since the beginning of 2013 through September 30, 2016, RJR Tobacco or Lorillard Tobacco has paid judgments in 40 Engle Progeny cases. Those payments totaled $287.3 million and included $205.3 million for compensatory or punitive damages and $82 million for attorneys’ fees and statutory interest. In addition, accruals for compensatory and punitive damages and attorneys’ fees and statutory interest for Starr-Blundell, Buonomo, Wilcox, and Ward (for attorneys’ fees and interest only) were recorded in RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2016. The following chart reflects the details of accrued compensatory and punitive damages related to Starr-Blundell, Buonomo and Wilcox.

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Lorillard Tobacco Allocation of Fault	Compensatory Damages (as adjusted)(1)	Punitive Damages	Appeal Status
Starr-Blundell	10%	—	$50,000	$—

First DCA, per curiam, reversed and remanded its May 29, 2015 opinion to the trial court for reconsideration in light of the decision in Soffer; deadline for the plaintiff to file a petition for writ of certiorari with the U.S. Supreme Court is December 5, 2016

Buonomo	77.5%	—	4,060,000	25,000,000	Fourth DCA affirmed the amended final judgment, per curiam; RJR Tobacco filed a motion for rehearing on October 7, 2016; decision is pending.
Wilcox	70.0%	—	4,900,000	8,500,000	Third DCA affirmed the judgment, per curiam; deadline to file a petition for writ of certiorari with the U.S. Supreme Court is October 25, 2016
Totals			$9,010,000	$33,500,000
(1)

Compensatory damages are adjusted to reflect the reduction that may be required by the allocation of fault. Punitive damages are not adjusted and reflect the amount of the final judgment(s) signed by the trial court judge(s). The amounts listed above do not include attorneys’ fees or statutory interest of approximately $16.1 million or approximately $1.6 million in attorneys’ fees or statutory interest in Ward.

The following chart lists judgments in all other individual Engle Progeny cases pending as of September 30, 2016, in which a verdict or judgment has been returned against RJR Tobacco, B&W, and/or Lorillard Tobacco and the verdict or judgment has not been set aside on appeal. No liability for any of these cases has been recorded in RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2016. This chart does not include the mistrials or verdicts returned in favor of RJR Tobacco, B&W, and/or Lorillard Tobacco.

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Lorillard Tobacco Allocation of Fault	Compensatory Damages (as adjusted)(1)		Punitive Damages	Appeal Status
Putney	30%	—	$—		$2,500,000

Fourth DCA reinstated the punitive damages awards of $2.5 million each against RJR Tobacco and the remaining defendant; court's opinion that previously granted remittitur of the compensatory damages awards still stands; remanded to trial court for further proceedings

Andy Allen	24%	—	2,475,000		7,756,000	Pending - First DCA
Calloway	27%	18%	—		—

Fourth DCA granted rehearing en banc and substituted a new opinion, ordered a new trial based on improper argument; deadline for the plaintiff to file a notice to invoke the discretionary jurisdiction of the Florida Supreme Court is October 24, 2016

James Smith	55%	—	600,000	(2)	20,000	Pending – Eleventh Circuit
Evers	60%	9%	2,950,000		12,360,000	Second DCA reinstated punitive damage award of $12.36 million the trial court had set aside; the verdict was reinstated on remand; a subsequent appeal is pending in the Second DCA
Schoeff	75%	—	7,875,000		—	Pending – Florida Supreme Court

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Marotta	58%	—	3,480,000		—	Pending – Florida Supreme Court
Searcy	30%	—	500,000	(2)	1,670,000	Pending – Eleventh Circuit
Earl Graham	20%	—	550,000		—

Eleventh Circuit held that federal law impliedly preempts claims for strict liability and negligence based on the defect and negligence findings from Engle; plaintiff's motion for rehearing en banc was granted; oral argument occurred on June 21, 2016; decision is pending

Skolnick	30%	—	—		—	Fourth DCA set aside judgment and ordered a partial new trial
Grossman	75%	—	15,350,000	(2)	22,500,000	Pending – Fourth DCA
Gafney	33%	33%	—		—	Florida Supreme Court declined to accept jurisdiction; deadline for the plaintiff to file petition for writ of certiorari with U.S. Supreme Court is November 28, 2016
Burkhart	25%	10%	3,500,000	(2)	1,750,000	Pending – Eleventh Circuit
Bakst (Odom)	75%	—	4,504,000		14,000,000	Pending – Fourth DCA
Robinson	71%	—	16,900,000		16,900,000	Pending – First DCA
Harris	15%	10%	1,100,000	(2)	—	Post-trial motions are pending(3)
Irimi	15%	15%	—		—	Pending - Fourth DCA
Lourie	3%	7%	137,000		—

Second DCA affirmed the final judgment; defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court on September 8, 2016; Florida Supreme Court stayed proceedings pending disposition of Marotta

Kerrivan	31%	—	6,046,660	(2)	9,600,000	Post-trial motions are pending(3)
Schleider	70%	—	14,700,000	(2)	—	Pending – Third DCA
Perrotto	20%	6%	1,063,000		—	Plaintiff's motion for a new trial granted as to punitive damages; new trial scheduled for June 5, 2017
Ellen Gray	50%	—	3,000,000		—	Post-trial motions are pending(3)
Sowers	50%	—	2,125,000		—	Post-trial motions are pending(3)
Caprio	20%	10%	167,700		—	Pending – Fourth DCA
Zamboni	30%	—	102,000		—	Final judgment has not been entered
Pollari	43%	—	4,250,000		1,500,000	Pending – Fourth DCA
Gore	23%	—	460,000		—	Pending – Fourth DCA
Ryan	65%	—	13,975,000		25,000,000	Pending – Fourth DCA
Hardin	13%	—	100,880		—	Pending – Third DCA
McCoy	25%	20%	670,000		6,000,000	Pending – Fourth DCA
Block	50%	—	463,000		800,000	Pending – Fourth DCA
Lewis	25%	—	187,500		—	Pending – Fifth DCA
Cooper	40%	—	1,200,000		—	Pending – Fourth DCA
Duignan	30%	—	2,690,000		2,500,000	Pending – Second DCA
O'Hara	85%	—	14,700,000		20,000,000	Pending – First DCA
Marchese	22.5%	—	225,000		250,000	Pending – Fourth DCA
Barbose	42.5%	—	5,000,000		500,000	Pending – Second DCA
Monroe	58%	—	6,380,000		—	Pending – First DCA
Ledoux	47%	—	5,000,000		12,500,000	Pending – Third DCA
Ewing	2%	—	4,800		—	Post-trial motions denied; final judgment has not been entered
Ahrens	44%	—	5,800,000		2,500,000	Pending – Second DCA
Turner	80%	—	2,400,000		10,000,000	Pending – Fourth DCA
Enochs	66%	—	13,860,000		6,250,000	Pending – Fourth DCA
Dion	75%	—	12,000,000	(2)	30,000	Pending – Second DCA
Nally	75%	—	6,000,000	(2)	12,000,000	Pending – Second DCA
McCabe	30%	—	1,500,000		6,500,000	Post-trial motions are pending(3)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Sermons	5%	—	3,250		17,075	Post-trial motions are pending(3)
Mathis	55%	—	5,000,000	(2)	—	Post-trial motions are pending(3)
Oshinsky-Blacker	25%	—	1,539,000		2,000,000	Post-trial motions are pending(3)
Sherry Smith	65%	—	3,000,000	(2)	—	Post-trial motions are pending(3)
Prentice	40%	—	2,560,000		—	Post-trial motions are pending(3)
Totals			$196,093,790		$197,403,075
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

As reflected in the preceding chart, as of September 30, 2016, verdicts or judgments in favor of Engle Progeny plaintiffs have been entered and remain outstanding against RJR Tobacco or Lorillard Tobacco totaling $196,093,790 in compensatory damages (as adjusted) and $197,403,075 in punitive damages, which is a combined total of $393,496,865. These verdicts or judgments are at various stages in the post-trial or appellate process. RJR Tobacco believes that RJR Tobacco and Lorillard Tobacco have valid defenses in these cases, including case-specific issues beyond the due process issue discussed above, and, as described in more detail above in “— Accounting for Tobacco-Related Litigation Contingencies,” RJR Tobacco and its affiliates vigorously defend smoking and health claims, including Engle Progeny cases.

Should RJR Tobacco or Lorillard Tobacco not prevail in any particular individual Engle Progeny case or determine that in any individual Engle Progeny case an unfavorable outcome has become probable and the amount can be reasonably estimated, a loss would be recognized, which could have a material adverse effect on the results of operations, cash flows and financial position of RAI. This position on loss recognition for Engle Progeny cases as of September 30, 2016, is consistent with RAI’s and RJR Tobacco’s historic position on loss recognition for other smoking and health litigation. It is also the policy of RJR Tobacco to record any loss concerning litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated on an individual case-by-case basis.

Below is a description of the Engle Progeny cases against RJR Tobacco, B&W, and/or Lorillard Tobacco that went to trial or were decided during the period from January 1, 2016 to September 30, 2016, or remained on appeal as of September 30, 2016, listed chronologically by the date of the verdict. In each case, the plaintiff: (1) alleged that the smoker was addicted to nicotine in cigarettes and, as a result of that addiction, suffered or died from one or more smoking-related diseases; (2) asserted claims based on theories of negligence, strict liability, and intentional tort; and (3) sought to recover unspecified compensatory damages, as well as attorneys’ fees and costs. The plaintiffs in most, but not all, cases also sought to recover punitive damages.

On March 24, 2010, in Cohen v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $10 million in compensatory damages; found the decedent 33.3% at fault, RJR Tobacco 33.3% at fault, and the remaining defendant 33.3% at fault; and awarded a total of $20 million in punitive damages, including $10 million as to RJR Tobacco. In July 2010, the trial court entered final judgment against RJR Tobacco in the amount of $3.33 million in compensatory damages and $10 million in punitive damages. In September 2010, the trial court entered an amended judgment that included interest from the date of the verdict. In September 2012, the Fourth DCA affirmed the liability finding and the compensatory damages award, but reversed the finding of entitlement to punitive damages, and remanded the case for a retrial limited to the issue of liability for concealment and conspiracy. After its April 2, 2015 ruling in Hess v. Philip Morris USA Inc., that Engle Progeny defendants cannot raise a statute of repose defense to claims for concealment or conspiracy, the Florida Supreme Court, on January 29, 2016, accepted jurisdiction in Cohen, quashed the Fourth DCA’s decision, and reinstated the jury verdict. RJR Tobacco paid approximately $18.8 million on June 9, 2016, and approximately $840,000 in fees and interest in July 2016 in satisfaction of the judgment.

On April 13, 2010, in Putney v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury in Phase I of the trial returned a verdict for the plaintiff. On April 26, 2010, the jury in Phase II of the trial found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $15.1 million in compensatory damages; found the decedent 35% at fault, RJR Tobacco 30% at fault and the remaining defendants collectively 35% at fault; and awarded $2.5 million in punitive damages against each of RJR Tobacco and one of the remaining defendants. In August 2010, the trial court entered final judgment against RJR Tobacco in the amount of $4.5 million in compensatory damages and $2.5 million in punitive damages. In December 2010, the trial court entered an amended final judgment to provide that interest would run from April 26, 2010. In June 2013, the Fourth DCA held that the trial court erred in

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

denying the defendants’ motion for remittitur of the compensatory damages for loss of consortium and in striking the defendants’ statute of repose affirmative defenses. As a result, the Fourth DCA reversed and remanded for further proceedings. After its April 2, 2015, ruling in Hess v. Philip Morris USA Inc. that Engle Progeny defendants cannot raise a statute of repose defense to claims for concealment or conspiracy, the Florida Supreme Court, on February 1, 2016, accepted jurisdiction in Putney, quashed the Fourth DCA’s decision and reinstated the verdict. On March 15, 2016, the Florida Supreme Court granted the defendants’ motion for clarification in an order stating that remand was for reconsideration only on the issue of the statute of repose. On August 31, 2016, the Fourth DCA entered a new opinion following remand from the Florida Supreme Court. The court reinstated the punitive damages awards of $2.5 million each against RJR Tobacco and the remaining defendant. The court’s opinion that previously granted remittitur of the compensatory damages awards still stands. The matter is remanded to the trial court for further proceedings.

On April 21, 2010, in Grossman v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), the jury, in Phase I of a retrial that followed a mistrial, returned a verdict for the plaintiff. On April 29, 2010, the jury in Phase II of the retrial found for the plaintiff on the strict liability claim and for RJR Tobacco on the negligence, warranty, and intentional tort claims; awarded $1.9 million in compensatory damages; found RJR Tobacco 25% at fault, the decedent 70% at fault, and the decedent’s spouse 5% at fault; and did not reach the issue of entitlement to punitive damages. In June 2010, the trial court entered final judgment against RJR Tobacco in the amount of approximately $484,000 in compensatory damages. In June 2012, the Fourth DCA affirmed the trial court’s judgment, but remanded for a new trial on all Phase II issues. On July 31, 2013, the jury in the second retrial found for the plaintiff on the intentional tort claims, awarded $15.35 million in compensatory damages, found the decedent 25% at fault and RJR Tobacco 75% at fault, and awarded $22.5 million in punitive damages. The trial court entered final judgment in August 2013 and did not include a reduction for comparative fault. RJR Tobacco appealed, posted a supersedeas bond in the amount of $5 million, and the plaintiff cross appealed. Oral argument is scheduled for November 1, 2016.

On May 20, 2010, in Buonomo v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $5.2 million in compensatory damages; found RJR Tobacco 77.5% at fault and the decedent 22.5% at fault; and awarded $25 million in punitive damages. In accordance with a Florida statute, the trial court later reduced the punitive damage award to $15.7 million – three times the compensatory damages award of $5.2 million and entered final judgment in the amount of $4.06 million in compensatory damages and $15.7 million in punitive damages. In September 2013, the Fourth DCA affirmed the judgment and damages award to the plaintiff on strict liability and negligence, held that the trial court was not bound to hold punitive damages at three times compensatory damages, and reversed the judgment entered for the plaintiff on the claims for fraudulent concealment and conspiracy to commit fraud by concealment due to the erroneous striking of RJR Tobacco’s statute of repose defense. As a result, the punitive damages award was set aside and remanded for a new trial. In October 2014, the trial court found that the original $25 million punitive damages award was not excessive and would be reinstated if the plaintiff prevails on the repose issue and, in April 2015, entered an amended judgment against RJR Tobacco in the amount of approximately $29.1 million from which RJR Tobacco appealed. After its April 2, 2015, ruling in Hess v. Philip Morris USA Inc. that Engle Progeny defendants cannot raise a statute of repose defense to claims for concealment or conspiracy, the Florida Supreme Court, on January 26, 2016, accepted jurisdiction in Buonomo, quashed the Fourth DCA’s decision, and reinstated the jury verdict. RJR Tobacco’s motion for clarification was denied on March 21, 2016. In the appeal of the amended final judgment, on September 22, 2016, the Fourth DCA affirmed the amended final judgment, per curiam.  RJR Tobacco filed a motion for rehearing on October 7, 2016. A decision is pending.

On October 15, 2010, in Frazier v. Philip Morris USA Inc. (Cir. Ct. Miami-Dade County, Fla., filed 2007), a case now known as Russo v. Philip Morris USA Inc., a jury found for the defendants based on the statute of limitations. In February 2011, the trial court entered final judgment for the defendants. In April 2012, the Third DCA reversed the trial court’s judgment, directed entry of judgment in the plaintiff’s favor and ordered a new trial. On April 2, 2015, the Florida Supreme Court, in its ruling in Hess v. Philip Morris USA Inc., approved the decision of the Third DCA. On April 23, 2015, the jury found for the defendants, including RJR Tobacco, on the issue of addiction causation, and the trial court entered final judgment for the defendants in May 2015. In June 2015, the plaintiff appealed to the Third DCA, and the defendants cross appealed. Oral argument occurred on October 4, 2016. A decision is pending.

On April 26, 2011, in Andy Allen v. R. J. Reynolds Tobacco Co. (Cir. Ct. Duval County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $6 million in compensatory damages; found RJR Tobacco 45% at fault, the decedent 40% at fault, and the remaining defendant 15% at fault; and awarded $17 million in punitive damages against each defendant. The trial court entered final judgment against RJR Tobacco in the amount of $19.7 million in May 2011 and, in October 2011, entered a remittitur of the punitive damages to $8.1 million. In May 2013, the First DCA reversed and remanded the case for a new trial. On November 24, 2014, the jury in the retrial found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $3.1 million in compensatory damages; found the decedent 70% at fault, RJR Tobacco 24% at fault, and the remaining defendant to be 6% at fault; and found that the plaintiff was entitled to punitive damages. On November 26, 2014, the jury awarded approximately $7.75 million in punitive damages against each defendant. In August 2015, the trial court entered final judgment against RJR Tobacco and the remaining defendant, jointly and severally, in the amount of

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

approximately $3.1 million in compensatory damages and $7.75 million in punitive damages from each defendant. In September 2015, the defendants filed a notice of appeal to the First DCA, and RJR Tobacco posted a supersedeas bond in the amount of approximately $2.5 million.  Oral argument is scheduled for November 2, 2016.

On June 16, 2011, in Soffer v. R. J. Reynolds Tobacco Co. (Cir. Ct. Alachua County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for RJR Tobacco on the intentional tort claims, awarded $5 million in compensatory damages, found RJR Tobacco 40% at fault and the decedent 60% at fault, and did not reach the issue of entitlement to punitive damages. The trial court later entered final judgment against RJR Tobacco in the amount of $2 million. In October 2012, the First DCA affirmed the trial court’s ruling finding that only intentional torts could support a punitive damages claim and that Engle Progeny plaintiffs may not seek punitive damages for negligence or strict liability because the original Engle class did not seek punitive damages for those claims. On March 17, 2016, the Florida Supreme Court held that an Engle Progeny plaintiff may seek punitive damages for negligence and strict liability, but must satisfy the statutory requirements to demonstrate entitlement to punitive damages. The case was remanded to the First DCA and then to the trial court for further proceedings consistent with the opinion. After further evaluation of the case, RJR Tobacco paid approximately $5.12 million in satisfaction of the judgment on August 1, 2016.

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

On January 24, 2012, in Hallgren v. R. J. Reynolds Tobacco Co. (Cir. Ct. Highlands County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $2 million in compensatory damages; found the decedent 50% at fault, RJR Tobacco 25% at fault, and the remaining defendant 25% at fault; and found that the plaintiff was entitled to punitive damages. On January 26, 2012, the jury awarded $750,000 in punitive damages against each defendant. In March 2012, the trial court entered final judgment in the amount of approximately $1 million for which RJR Tobacco and the other defendant are jointly and severally liable; and $750,000 in punitive damages against each defendant. In October 2013, the Second DCA affirmed the trial court’s ruling that punitive damages can be awarded for negligence and strict liability claims as well as for the intentional tort claims brought under Engle. The court certified a conflict with the First DCA’s decision in Soffer and the Fourth DCA’s decision in Ciccone. The court also certified the following question to be of great public importance – “Are members of the Engle class who pursue individual damages actions in accordance with the decision in Engle v. Liggett Group, Inc., entitled to pursue punitive damages under claims for strict liability and negligence?” In June 2014, the Florida Supreme Court stayed the petition pending disposition of Russo v. Philip Morris USA Inc., described above, and in April 2015, stayed the petition pending disposition of Soffer, described above. On January 12, 2016, the Florida Supreme Court declined to accept jurisdiction. RJR Tobacco paid approximately $2.24 million on June 7, 2016, and $105,000 in fees and interest on July 21, 2016, in satisfaction of the judgment.

On May 17, 2012, in Calloway v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $20.5 million in compensatory damages; found the decedent 20.5% at fault, RJR Tobacco 27% at fault, Lorillard Tobacco 18% at fault, and the remaining defendants collectively 34.5% at fault; and found that the plaintiff was entitled to punitive damages. On May 31, 2012, the jury awarded punitive damages in the amount of $17.25 million against RJR Tobacco, $12.6 million against Lorillard Tobacco, and $25 million collectively against the remaining defendants. The trial court later determined that the jury’s apportionment of comparative fault did not apply to the compensatory damages award and, in August 2012, entered final judgment. On January 6, 2016, the Fourth DCA reversed the fraudulent concealment and conspiracy claims, reversed the punitive damages award, and remanded the case for a new trial on those issues. On September 23, 2016, the Fourth DCA, sitting en banc, reversed the judgment in its entirety and remanded the case for a new trial.  The new trial has not been scheduled.   The deadline for the plaintiff to file a notice to invoke the discretionary jurisdiction of the Florida Supreme Court is October 24, 2016.

On August 1, 2012, in Hiott v. R. J. Reynolds Tobacco Co. (Cir. Ct. Duval County, Fla., filed 2008), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $1.83 million in compensatory damages; found the decedent

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

60% at fault and RJR Tobacco 40% at fault; and found that the plaintiff was entitled to punitive damages. On August 2, 2012, the jury awarded $0 in punitive damages. In November 2012, the trial court entered final judgment against RJR Tobacco in the amount of $730,000. In January 2014, the First DCA affirmed the trial court’s decision, and RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. On February 2, 2016, the Florida Supreme Court declined to accept jurisdiction of the case. RJR Tobacco paid approximately $4.1 million in satisfaction of the judgment on July 1, 2016.

On October 17, 2012, in James Smith v. R. J. Reynolds Tobacco Co. (U.S.D.C. M.D. Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $600,000 in compensatory damages; found the decedent 45% at fault and RJR Tobacco 55% at fault; and found that the plaintiff was entitled to punitive damages. On October 18, 2012, the jury awarded $20,000 in punitive damages. The trial court entered final judgment against RJR Tobacco in the amount of $620,000. RJR Tobacco appealed to the Eleventh Circuit and posted a supersedeas bond in the amount of approximately $620,000. Oral argument occurred on October 17, 2014. A decision is pending.

On February 11, 2013, in Evers v. R. J. Reynolds Tobacco Co. (Cir. Ct. Hillsborough County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $3.23 million in compensatory damages; found the decedent 31% at fault, RJR Tobacco 60% at fault and Lorillard Tobacco 9% at fault; and found that the plaintiff was entitled to punitive damages from RJR Tobacco but not from Lorillard Tobacco. On February 12, 2013, the jury awarded $12.36 million in punitive damages against RJR Tobacco. In March 2013, the trial court granted the defendants’ post-trial motions for directed verdict on fraudulent concealment, conspiracy and punitive damages and set aside the $12.36 million punitive damages award. The trial court entered final judgment in the amount of $1.77 million against RJR Tobacco and approximately $266,000 against Lorillard Tobacco. On November 6, 2015, the Second DCA concluded that the trial court erred in granting the defendants’ motion for directed verdict on claims for fraud by concealment and conspiracy to commit fraud by concealment, and reversed and reinstated the jury’s verdict on those two claims. As a result, the punitive damages award was reinstated. On remand, the jury’s verdict was reinstated. On March 14, 2016, the trial court entered an amended final judgment against RJR Tobacco in the amount of $2.95 million in compensatory damages and $12.36 million in punitive damages.  In April 2016, RJR Tobacco appealed to the Second DCA and posted a supersedeas bond in the amount of $5 million. Briefing is underway.

On February 13, 2013, in Schoeff v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $10.5 million in compensatory damages; found the decedent 25% at fault and RJR Tobacco 75% at fault; and found that the plaintiff was entitled to punitive damages. On February 14, 2013, the jury awarded $30 million in punitive damages. In April 2013, the trial court entered final judgment against RJR Tobacco in the amount of $7.88 million in compensatory damages and $30 million in punitive damages. On November 4, 2015, the Fourth DCA reversed the punitive damages portion of the final judgment and remanded the case to the trial court, directing the trial court to grant RJR Tobacco’s motion for remittitur and, if RJR Tobacco does not agree with the remitted amount, to hold a new trial on punitive damages. On May 26, 2016, the Florida Supreme Court accepted jurisdiction of the case. Briefing is underway.

On March 20, 2013, in Marotta v. R. J. Reynolds Tobacco Co. (Cir Ct. Broward County, Fla., filed 2007), the jury, in a retrial following a mistrial, found for the plaintiff on the strict liability claim and for RJR Tobacco on the negligence and intentional tort claims, awarded $6 million in compensatory damages, found the decedent 42% at fault and RJR Tobacco 58% at fault, and did not reach the issue of entitlement to punitive damages. The trial court later entered final judgment against RJR Tobacco in the amount of $3.48 million. On January 6, 2016, the Fourth DCA affirmed, disagreeing with the Eleventh Circuit panel decision in Graham, discussed below, regarding whether the plaintiff’s claims are preempted. On March 8, 2016, the Florida Supreme Court accepted jurisdiction of the case. Oral argument is scheduled for November 1, 2016.

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

On May 2, 2013, in David Cohen v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for the defendants on the intentional tort claims; awarded $2.06 million in compensatory damages; found the decedent 40% at fault, RJR Tobacco 30% at fault, Lorillard Tobacco 20% at fault and the remaining defendant 10% at fault; and did not reach the issue of entitlement to punitive damages. In May 2013, the trial court entered

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

final judgment against RJR Tobacco in the amount of $617,000 and against Lorillard Tobacco in the amount of approximately $411,000. In July 2013, the court granted the defendants’ motion for a new trial due to the plaintiff’s improper arguments during closing. The new trial date has not been scheduled. The plaintiff filed a notice of appeal to the Fourth DCA, and the defendants filed a notice of cross appeal. On September 7, 2016, the Fourth DCA affirmed the trial court’s order granting RJR Tobacco’s motion for a new trial. The plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court on October 10, 2016.  A decision is pending.

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

On June 4, 2013, in Starr-Blundell v. R. J. Reynolds Tobacco Co. (Cir. Ct. Duval County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for the defendants on the intentional tort claims; awarded $500,000 in compensatory damages; found the decedent 80% at fault, RJR Tobacco 10% at fault and the remaining defendant 10% at fault; and did not reach the issue of entitlement to punitive damages. In November 2013, the trial court entered final judgment in the amount of $50,000 against each defendant. On May 29, 2015, the First DCA affirmed the final judgment of the trial court, per curiam. On June 29, 2015, the plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. On July 7, 2015, the Florida Supreme Court stayed the petition pending disposition of Soffer, described above. On May 24, 2016, the Florida Supreme Court accepted jurisdiction of the case, quashed the decision of the First DCA, and remanded the case for reconsideration in light of Soffer. On September 6, 2016, the First DCA, per curiam, reversed and remanded its May 29, 2015 opinion to the trial court for reconsideration in light of the decision in Soffer. The deadline for the plaintiff to file a petition for writ of certiorari with the U.S. Supreme Court is December 5, 2016.

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

On June 19, 2013, in Thibault v. R. J. Reynolds Tobacco Co. (Cir. Ct. Escambia County, Fla., filed 2008), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $1.75 million in compensatory damages; found the decedent 30% at fault and RJR Tobacco 70% at fault; and found that the plaintiff was entitled to punitive damages. On June 21, 2013, the jury awarded $1.28 million in punitive damages. In June 2013, after determining that comparative fault did not apply to reduce the amount of the verdict, the trial court entered final judgment against RJR Tobacco in the amount of $3.03 million. On October 13, 2014, the First DCA affirmed the trial court’s judgment, per curiam. The First DCA also certified a conflict to the Florida Supreme Court with Hess v. Philip Morris USA Inc., described above. On February 2, 2016, the Florida Supreme Court declined to accept jurisdiction of the case. RJR Tobacco paid approximately $5 million in satisfaction of the judgment on July 1, 2016.

On September 20, 2013, in Gafney v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for the defendants on the intentional tort claims; awarded $5.8 million in compensatory damages; found the decedent 34% at fault, RJR Tobacco 33% at fault and Lorillard Tobacco 33% at fault; and did not reach the issue of entitlement to punitive damages. In September 2013, the trial court entered final judgment against RJR Tobacco in the amount of $1.9 million and against Lorillard Tobacco in the amount of $1.9 million. On March 23, 2016, the Fourth DCA reversed the judgment of the trial court and remanded for a new trial due to improper comments made to the jury during plaintiff’s counsel’s closing arguments. In August 2016, the Florida Supreme Court declined to accept jurisdiction of the case.  The deadline for the plaintiff to file a petition for writ of certiorari with the U.S. Supreme Court is November 28, 2016.

On February 3, 2014, in Deshaies v. R. J. Reynolds Tobacco Co. (U.S.D.C. M.D. Fla., filed 2008), a jury found that the plaintiff was not addicted to cigarettes containing nicotine, which resulted in a verdict for RJR Tobacco. In February 2014, the trial court

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

entered final judgment in RJR Tobacco’s favor. The plaintiff appealed to the Eleventh Circuit. On July 27, 2016, the Eleventh Circuit dismissed the case for failure to prosecute.

On February 27, 2014, in Banks v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for the defendants on the intentional tort claims; awarded $0 in compensatory damages; found the decedent 85% at fault, RJR Tobacco 15% at fault, and the remaining defendant 0% at fault; and did not reach the issue of entitlement to punitive damages. In May 2014, the trial court entered final judgment in favor of RJR Tobacco and the other defendant. The plaintiff appealed to the Fourth DCA, and the defendants cross appealed. Oral argument occurred on October 18, 2016. A decision is pending.

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

On June 23, 2014, in Bakst v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2007), a case now known as Odom v. R. J. Reynolds Tobacco Co., a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded approximately $6 million in compensatory damages; found the decedent 25% at fault and RJR Tobacco 75% at fault; and found that the plaintiff was entitled to punitive damages. On June 23, 2014, the jury awarded $14 million in punitive damages. The trial court later entered final judgment against RJR Tobacco in the amount of $4.5 million in compensatory damages and $14 million in punitive damages. RJR Tobacco appealed to the Fourth DCA and posted a supersedeas bond in the amount of $5 million. Oral argument occurred on September 27, 2016. A decision is pending.

On July 17, 2014, in Robinson v. R. J. Reynolds Tobacco Co. (Cir. Ct. Escambia County, Fla., filed 2008), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $16.9 million in compensatory damages; found the decedent 29.5% at fault and RJR Tobacco 70.5% at fault; and found that the plaintiff was entitled to punitive damages. On July 18, 2014, the jury awarded $23.6 billion in punitive damages. In July 2014, the trial court entered partial judgment on compensatory damages against RJR Tobacco in the amount of $16.9 million. On January 27, 2015, the trial court remitted the punitive damages award to approximately $16.9 million. In February 2015, RJR Tobacco filed an objection to the remitted award of punitive damages and a demand for a new trial on damages. The trial court granted a new trial on the amount of punitive damages only. The new trial on punitive damages has been stayed pending RJR Tobacco’s appeal to the First DCA of the partial judgment of compensatory damages and of the order granting a new trial on the amount of punitive damages only. RJR Tobacco posted a supersedeas bond in the amount of $5 million. Briefing on the merits is complete. Oral argument occurred on May 24, 2016. A decision is pending.

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

On August 27, 2014, in Wilcox v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2008), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $7 million in compensatory damages; found the decedent 30% at fault and RJR Tobacco 70% at fault; and found that the plaintiff was entitled to punitive damages. On August 28,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

2014, the jury awarded $8.5 million in punitive damages. In September 2014, final judgment was entered against RJR Tobacco in the amount of $4.9 million in compensatory damages and $8.5 million in punitive damages. RJR Tobacco appealed to the Third DCA and posted a supersedeas bond in the amount of $5 million. On July 27, 2016, the Third DCA affirmed the final judgment, per curiam. The deadline for RJR Tobacco to file a petition for writ of certiorari with the U.S. Supreme Court is October 25, 2016.

On August 27, 2014, in Hubbird v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2008), a jury found for the plaintiff on the negligence, strict liability, and intentional torts claims; awarded $3 million in compensatory damages; found the decedent 50% at fault and RJR Tobacco 50% at fault; and found that the plaintiff was entitled to punitive damages. On August 29, 2014, the jury awarded $25 million in punitive damages. The trial court later entered final judgment against RJR Tobacco in the amount of $28 million. RJR Tobacco appealed to the Third DCA and posted a supersedeas bond in the amount of $5 million. Oral argument occurred on May 16, 2016. On June 1, 2016, the Third DCA affirmed the final judgment, per curiam. After further evaluation of the case, RJR Tobacco paid approximately $30.5 million in satisfaction of the judgment on September 1, 2016.

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

On October 10, 2014, in Lourie v. R. J. Reynolds Tobacco Co. (Cir. Ct. Hillsborough County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for the defendants on the intentional tort claims; awarded approximately $1.37 million in compensatory damages; found the decedent 63% at fault, RJR Tobacco 3% at fault, Lorillard Tobacco 7% at fault and the remaining defendant 27% at fault; and found that the plaintiff was not entitled to punitive damages. The trial court later entered final judgment. The defendants appealed to the Second DCA in November 2014. RJR Tobacco posted a supersedeas bond in the amount of approximately $41,000, and Lorillard Tobacco posted a supersedeas bond in the amount of $96,000. On August 10, 2016, the Second DCA affirmed the final judgment. The defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court on September 8, 2016. On September 9, 2016, the Florida Supreme Court stayed proceedings pending disposition of Marotta v. R. J. Reynolds Tobacco Co., described above.

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

On November 5, 2014, in Bishop v. R. J. Reynolds Tobacco Co. (Cir. Ct. Orange County, Fla., filed 2007), a jury found that the decedent was not a class member, which resulted in a verdict for the defendants, including RJR Tobacco. In November 2014, the trial court entered final judgment. The plaintiff appealed to the Fifth DCA, and the defendants cross appealed. On September 27, 2016, the Fifth DCA affirmed the final judgment, per curiam.  The deadline for the plaintiff to file a notice to invoke the discretionary jurisdiction of the Florida Supreme Court is October 27, 2016.

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

On November 21, 2014, in Perrotto v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for the defendants on the intentional tort claims; awarded $4.1 million in compensatory damages; found the decedent 49% at fault, RJR Tobacco 20% at fault, Lorillard Tobacco 6% at fault and the remaining defendant 25% at fault; and did not reach the issue of entitlement to punitive damages. Final judgment was entered against RJR Tobacco in the amount of approximately $818,000 and against Lorillard Tobacco in the amount of approximately $245,000. In May

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

2016, the court granted the plaintiff’s motion for a new trial on punitive damages but denied it in all other respects. The new trial is scheduled to begin June 5, 2017.

On December 19, 2014, in Haliburton v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2008), a jury found that the plaintiff’s claims were time-barred, which resulted in a verdict for RJR Tobacco. On April 14, 2015, the trial court entered final judgment in favor of RJR Tobacco. The plaintiff appealed to the Fourth DCA, and RJR Tobacco cross appealed. Briefing is complete. Oral argument has not been scheduled.

On January 29, 2015, in Ellen Gray v. R. J. Reynolds Tobacco Co. (U.S.D.C. M.D. Fla., filed 2008), a jury found for the plaintiff on the negligence and strict liability claims and for RJR Tobacco on the intentional tort claims, awarded $6 million in compensatory damages, and found the decedent 50% at fault and RJR Tobacco 50% at fault. Although the jury ignored an instruction on the verdict form and found that the plaintiff was entitled to punitive damages, there was no punitive damage award. In February 2015, the trial court entered final judgment against RJR Tobacco in the amount of $3 million. Post-trial motions are pending. On June 10, 2015, the court granted RJR Tobacco’s motion to stay the case pending resolution of the petition for en banc consideration in Earl Graham, described above.

On February 10, 2015, in Hecht v. R. J. Reynolds Tobacco Co. (U.S.D.C. M.D. Fla., filed 2008), a jury found that the plaintiff’s claims were time-barred, which resulted in a verdict in favor of RJR Tobacco. Post-trial proceedings have been stayed until resolution of the petition for en banc consideration in Graham, described above. However, the trial court entered final judgment in favor of RJR Tobacco on January 7, 2016. On February 2, 2016, the plaintiff appealed to the Eleventh Circuit. Briefing is complete. Oral argument has not been scheduled.

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

On February 24, 2015, in Caprio v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury advised the trial court that it could not reach a unanimous verdict, but the trial court directed the jury to complete the verdict form on those individual verdict questions where there was unanimous agreement. In the partially completed verdict, the jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; found the plaintiff 40% at fault, RJR Tobacco 20% at fault, Lorillard Tobacco 10% at fault, and the remaining defendants 30% at fault; and awarded $559,000 in economic damages. The jury did not answer the verdict form questions relating to noneconomic damages and entitlement to punitive damages. In May 2015, the court denied the defendants’ motion for a mistrial and advised that it accepted the questions answered by the jurors as a partial verdict. A new trial will be held on the remaining issues, including comparative fault allocation. The defendants appealed to the Fourth DCA, and briefing is complete. Oral argument has not been scheduled.

On February 26, 2015, in Zamboni v. R. J. Reynolds Tobacco Co. (U.S.D.C. M.D. Fla., filed 2008), a jury found for the plaintiff on the negligence and strict liability claims and for the defendants on the intentional tort claims; awarded the plaintiff $340,000 in compensatory damages; found the decedent 60% at fault, RJR Tobacco 30% at fault and the remaining defendant 10% at fault; and did not reach the issue of entitlement to punitive damages. Post-trial motions are pending. The court stayed the case pending resolution of the petition for en banc consideration in Earl Graham, described above.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Tobacco and the remaining defendant, each in the amount of $460,000. RJR Tobacco posted a supersedeas bond in the amount of $460,000 in September 2015, and in October 2015, the defendants appealed to the Fourth DCA, and the plaintiff cross appealed. Briefing is underway.

On April 17, 2015, in Ryan v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury, in a retrial following a mistrial, found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $21.5 million in compensatory damages; found the plaintiff 35% at fault and RJR Tobacco 65% at fault; and found that the plaintiff was entitled to punitive damages. On April 21, 2015, the jury awarded $25 million in punitive damages. In May 2015, the trial court entered final judgment against RJR Tobacco in the amount of $21.5 million in compensatory damages and $25 million in punitive damages. On April 29, 2016, the court entered an amended final judgment against RJR Tobacco in the amount of approximately $14 million in compensatory damages and $25 million in punitive damages. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $5 million on May 27, 2016. Briefing is underway.

On June 18, 2015, in Hardin v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for RJR Tobacco on the intentional tort claims, awarded $776,000 in compensatory damages, found the decedent 87% at fault and RJR Tobacco 13% at fault, and found that the plaintiff was not entitled to punitive damages. In June 2015, the trial court entered final judgment against RJR Tobacco in the amount of $100,880. Post-trial motions were denied in January 2016. The plaintiff appealed to the Third DCA, and RJR Tobacco cross appealed. Briefing is underway, and oral argument is scheduled for December 5, 2016.

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

On August 6, 2015, in Block v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded approximately $1.03 million in compensatory damages; found the decedent 50% at fault and RJR Tobacco 50% at fault; and found that the plaintiff was entitled to punitive damages. On August 7, 2015, the jury awarded $800,000 in punitive damages. In September 2015, the trial court entered final judgment against RJR Tobacco in the amount of approximately $926,000 in compensatory damages and $800,000 in punitive damages. On December 9, 2015, the trial court granted RJR Tobacco’s motion to alter or amend the judgment in part in light of the Fourth DCA’s decision in Schoeff v. R. J. Reynolds Tobacco Co., described above, finding that the intentional tort exception in Section 768.81, Florida Statutes, does not apply to the fraud and conspiracy claims brought by Engle Progeny plaintiffs. As a result, an amended final judgment was entered in the amount of approximately $463,000 in compensatory damages and $800,000 in punitive damages. RJR Tobacco appealed to the Fourth DCA and posted a supersedeas bond in the amount of approximately $1.3 million, and the plaintiff filed a notice of cross appeal. Briefing is underway.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

trial court entered final judgment against RJR Tobacco in the amount of approximately $1.2 million. The defendants appealed to the Fourth DCA, and the plaintiff cross appealed. RJR Tobacco posted a supersedeas bond in the amount of approximately $1.2 million. Briefing is underway.

On September 10, 2015, in Duignan v. R. J. Reynolds Tobacco Co. (Cir. Ct. Pinellas County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $6 million in compensatory damages; found the decedent 33% at fault, RJR Tobacco 30% at fault, and the remaining defendant 37% at fault; and found that the plaintiff was entitled to punitive damages. On September 11, 2015, the jury awarded $2.5 million in punitive damages against RJR Tobacco and $3.5 million in punitive damages against the remaining defendant. The trial court later entered final judgment against RJR Tobacco and the remaining defendant in the amount of $6 million in compensatory damages and $2.5 million in punitive damages against RJR Tobacco and $3.5 million in punitive damages against the remaining defendant. The defendants appealed to the Second DCA, and RJR Tobacco posted a supersedeas bond in the amount of approximately $2.3 million. Briefing is complete. Oral argument has not been scheduled.

On September 10, 2015, in O’Hara v. R. J. Reynolds Tobacco Co. (Cir. Ct. Escambia County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $14.7 million in compensatory damages; found the decedent 15% at fault and RJR Tobacco 85% at fault; and found that the plaintiff was entitled to punitive damages. On September 11, 2015, the jury awarded $20 million in punitive damages. In September 2015, the trial court entered final judgment against RJR Tobacco in the amount of $14.7 million in compensatory damages and $20 million in punitive damages. RJR Tobacco appealed to the First DCA and posted a supersedeas bond in the amount of $5 million. Briefing is underway.

On September 22, 2015, in Suarez v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2008), a jury found that the decedent was not a class member, which resulted in a verdict for the defendants, including RJR Tobacco. In November 2015, the trial court entered final judgment. The plaintiff appealed to the Third DCA, and the defendants cross appealed. Oral argument occurred on September 19, 2016. A decision is pending.

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

On November 23, 2015, in Shulman v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2007), a jury found that the plaintiff was not a class member, which resulted in a verdict for the defendants, including RJR Tobacco. In December 2015, the trial court entered final judgment. The plaintiff appealed to the Fourth DCA, and the defendants cross appealed. On August 11, 2016, the Fourth DCA affirmed the final judgment, per curiam. The deadline for the plaintiff to file a petition for writ of certiorari with the U.S. Supreme Court is November 9, 2016.

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

On January 25, 2016, in Howles v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), the court declared a mistrial because the jury was unable to reach a unanimous verdict. Retrial is scheduled to begin on October 21, 2016.

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

On February 22, 2016, in Elizabeth Smith v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2007), a jury found that the decedent was not a class member, which resulted in a verdict for the defendants, including RJR Tobacco. The plaintiff filed a motion for a new trial on March 3, 2016. The court denied the plaintiff’s post-trial motions, including the motion for a new trial, and entered judgment in favor of the defendants on July 5, 2016. The plaintiff did not seek further review.

On March 8, 2016, in Gamble v. R. J. Reynolds Tobacco Co. (Cir. Ct. Duval County, Fla., filed 2008), a jury found for the plaintiff on class membership, but found for RJR Tobacco on addiction causation, which resulted in a verdict for RJR Tobacco. Post-trial motions were denied on May 31, 2016. Final judgment was entered in favor of RJR Tobacco on June 9, 2016. The plaintiff appealed to the First DCA on July 8, 2016. Briefing is underway.

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

On April 7, 2016, in Davis v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2008), a jury found for the plaintiff on class membership, but found for RJR Tobacco on addiction causation, which resulted in a verdict for RJR Tobacco. On August 17, 2016, the court granted the plaintiff’s motion for a new trial. RJR Tobacco filed a notice of appeal to the Third DCA on August 25, 2016.  Briefing is underway.

On April 21, 2016, in Turner v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $3 million in compensatory damages; found the decedent 20% at fault and RJR Tobacco 80% at fault; and found that the plaintiff was entitled to punitive damages. On April 22, 2016, the jury awarded $10 million in punitive damages. The court denied the defendant’s post-trial motions and entered judgment against RJR Tobacco in the amount of $2.4 million in compensatory damages and $10 million in punitive damages. In July 2016, RJR

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $5 million. The plaintiff filed a notice of cross appeal in August 2016. Briefing is underway.

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

On May 3, 2016, in Pardue v. R. J. Reynolds Tobacco Co. (Cir. Ct. Alachua County, Fla., filed 2008), the court declared a mistrial due to the inability to seat a jury. The new trial is scheduled to begin December 5, 2016.

On May 11, 2016, in Dion v. R. J. Reynolds Tobacco Co. (Cir. Ct. Sarasota County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $12 million in compensatory damages; found the decedent 25% at fault and RJR Tobacco 75% at fault; and found that the plaintiff was entitled to punitive damages. On May 12, 2016, the jury awarded $30,000 in punitive damages. Post-trial motions were denied on July 14, 2016.  On August 9, 2016, RJR Tobacco filed a notice of appeal to the Second DCA and posted a supersedeas bond in the amount of $5 million.  Briefing is underway.

On May 16, 2016, in Nally v. R. J. Reynolds Tobacco Co. (Cir. Ct. Polk County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $6 million in compensatory damages; found the decedent 25% at fault and RJR Tobacco 75% at fault; and found that the plaintiff was entitled to punitive damages. On May 17, 2016, the jury awarded $12 million in punitive damages. Final judgment was entered against RJR Tobacco in the amount of $6 million in compensatory damages and $12 million in punitive damages on May 25, 2016. Post-trial motions were denied on August 15, 2016. In September 2016, RJR Tobacco filed a notice of appeal to the Second DCA and posted a supersedeas bond in the amount of $5 million. Briefing is underway.

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

On July 19, 2016, in Varner v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims; found that RJR Tobacco’s cigarettes were not a legal cause of the decedent’s disease, which resulted in a verdict for RJR Tobacco; awarded $1.5 million in compensatory damages; found the decedent 75% at fault and the remaining defendant 25% at fault; and found that the plaintiff was not entitled to punitive damages. Final judgment was entered in favor of RJR Tobacco and against the remaining defendant in the amount of $375,000 in July 2016.  The remaining defendant’s post-trial motions are pending.

On August 5, 2016, in Morales v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2007), the court declared a mistrial because a death in a juror’s family prevented the juror from deliberating.  The trial has been rescheduled for January 9, 2017.

On August 15, 2016, in Mathis v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $5 million in compensatory damages; found the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

decedent 45% at fault and RJR Tobacco 55% at fault; and found that the plaintiff was not entitled to punitive damages.  Final judgment was entered on August 17, 2016. Post-trial motions are pending.

On August 18, 2016, in Wilkins v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2007), a jury found that the decedent was not a class member, which resulted in a verdict for RJR Tobacco. Final judgment has not been entered.

On August 25, 2016, in Coursey v. R. J. Reynolds Tobacco Co. (Cir. Ct. Volusia County, Fla., filed 2007), a jury found that the decedent was not a class member, which resulted in a verdict for RJR Tobacco. The trial court denied post-trial motions and entered judgment in RJR Tobacco’s favor on September 27, 2016.

On August 25, 2016, in Jones v. R. J. Reynolds Tobacco Co. (Cir. Ct. Escambia County, Fla., filed 2007), the court declared a mistrial due to the potential bias of a seated juror. A new trial date has not been scheduled.

On September 6, 2016, in Hackimer v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2007), a jury found that the deceased smoker knew or should have known of his chronic obstructive pulmonary disease before May 5, 1990, and, for that reason, the claims were barred by the statute of limitations, which resulted in a verdict for RJR Tobacco. Post-trial motions are pending.

On September 22, 2016, in Oshinsky-Blacker v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $6.15 million in compensatory damages; found the decedent 15% at fault, RJR Tobacco 25% at fault, and the remaining defendant 60% at fault; and found that the plaintiff was entitled to punitive damages.  On September 23, 2016, the jury awarded $2 million in punitive damages against RJR Tobacco and $1 million in punitive damages against the remaining defendant.  Final judgment has not been entered.

On September 23, 2016, in Sherry Smith v. R. J. Reynolds Tobacco Co. (Cir. Ct. Volusia County, Fla., filed 2008), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $3 million in compensatory damages; found the decedent 35% at fault and RJR Tobacco 65% at fault; and found that the plaintiff was not entitled to punitive damages. Post-trial motions are pending.

On September 28, 2016, in Prentice v. R. J. Reynolds Tobacco Co. (Cir. Ct. Duval County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $6.4 million in compensatory damages; found the decedent 60% at fault and RJR Tobacco 40% at fault; and found that the plaintiff was entitled to punitive damages. On September 29, 2016, the jury awarded $0 in punitive damages. Post-trial motions are pending.

On October 10, 2016, in Wallace v. R. J. Reynolds Tobacco Co. (Cir. Ct. Brevard County, Fla., filed 2007), the court declared a mistrial due to weather delays and juror unavailability.

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

As of September 30, 2016, there were 2,421 Broin II lawsuits pending in Florida. There have been no Broin II trials since 2007.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Class-Action Suits

Overview. As of September 30, 2016, 23 class-action cases, excluding the shareholder cases described below, were pending in the United States against Reynolds Defendants. These class actions seek recovery for personal injuries allegedly caused by cigarette smoking or, in some cases, for economic damages allegedly incurred by cigarette or e-cigarette purchasers.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

In Turner v. R. J. Reynolds Tobacco Co. (Cir. Ct. Madison County, Ill., filed 2000), the trial court certified a class of purchasers of RJR Tobacco “lights” cigarettes in November 2001. In November 2003, the Illinois Supreme Court granted RJR Tobacco’s motion for a stay pending the court’s final appeal decision in the Price case described above. The stay subsequently expired, and the court accordingly scheduled a series of status conferences, all of which were continued by agreement of the parties. The next status conference is scheduled for November 16, 2016.

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

In Collora v. R. J. Reynolds Tobacco Co. (Cir. Ct. City of St. Louis, Mo., filed 2000), the trial court certified a class of purchasers of RJR Tobacco “lights” cigarettes in December 2003. A status conference is scheduled for June 5, 2017.

In Black v. Brown & Williamson Tobacco Corp. (Cir. Ct. City of St. Louis, Mo., filed 2000), a putative class action filed on behalf of a class of purchasers of B&W “lights” cigarettes, a status conference is scheduled for June 5, 2017.

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

E-Cigarette Cases.

In In re Fontem US, Inc. Consumer Class Action Litig. (U.S.D.C. C.D. Cal., filed 2015), the plaintiffs brought a class action against RAI, Lorillard, another RAI affiliate, and two other defendants on behalf of putative classes of California, New York, and Illinois purchasers of blu brand e-cigarettes. This action results from the consolidation of two actions – Diek v. Lorillard Tobacco Co. and Whitney v. ITG Brands, LLC. The plaintiffs allege that certain advertising, marketing and packaging materials for blu brand e-cigarettes made deceptive claims, omitted material information, or failed to contain required disclosures. On behalf of one or more of the classes, the plaintiffs seek injunctive relief, equitable relief, and compensatory and punitive damages under California Civil Code §1,750 et seq., California Business & Professions Code §17,200 et seq., California Business and Professions Code §17,500 et seq., New York General Business Law § 349, and Illinois Consumer Fraud And Deceptive Business Practices Act § 505/1 et seq. Pursuant to the terms of the asset purchase agreement relating to the Divestiture, RAI tendered the defense of the now-consolidated Diek and Whitney actions to, and sought indemnification for those actions from, ITG. Pursuant to the terms, limitations and conditions of the asset purchase agreement relating to the Divestiture, ITG agreed to defend and indemnify RAI and its affiliates against losses arising from the operation of the blu brand e-cigarette business. On May 20, 2016, the trial court stayed the matter pending the outcome of the appeals in Briseno v. ConAgra Foods, Inc., Jones v. ConAgra Foods, Inc., and Brazil v. Dole Packaged Foods, LLC, that are pending in the Ninth Circuit Court of Appeals. The stay does not apply to finalizing the pleadings and related briefing.  On May 23, 2016, the plaintiffs filed a second amended consolidated complaint. On July 1, 2016, the defendants filed a motion to dismiss.  A decision is pending.

In Harris v. R. J. Reynolds Vapor Co. (U.S.D.C. N.D. Cal., filed 2015), the plaintiff brought a class action against RJR Vapor on behalf of a putative class of purchasers of VUSE e-cigarettes. The plaintiff alleges that RJR Vapor failed to advise users that they potentially could be exposed to formaldehyde and acetaldehyde. The plaintiff asserts failure to warn claims under California’s Proposition 65, as well as California Business & Professions Code § 17,200 et seq. and California Civil Code § 1,750 et seq. and seeks declaratory relief, restitution, disgorgement, injunctive relief and damages. RJR Vapor moved to dismiss contending, among other things, that plaintiff’s action was governed in its entirety by Proposition 65 and that the plaintiff failed to give the 60-day pre-suit notice required by Proposition 65, requiring that the entire case be dismissed with prejudice. The motion to dismiss was argued on March 2, 2016. On September 30, 2016, the court granted RJR Vapor’s motion to dismiss but provided the plaintiff leave to amend.

In Center for Environmental Health v. NJoy, Inc. (Super. Ct. Alameda County, Cal., filed 2015), the plaintiff brought an action against RJR Vapor and several other e-cigarette manufacturers asserting violations of Proposition 65 for not disclosing that electronic

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

cigarettes, including VUSE, allegedly expose consumers to formaldehyde and acetaldehyde. The plaintiff sought civil penalties, injunctive relief, attorneys’ fees, and costs. RJR Vapor filed an answer on December 29, 2015, and a case management conference was scheduled for July 2016. RJR Vapor denied any and all liability and reached an agreement to resolve the claims for $94,750, which is now subject to approval by the court. A hearing is scheduled for October 25, 2016.

No Additive/Natural/Organic Claim Cases.

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

The transferee court entered a scheduling order requiring the plaintiffs to file a consolidated amended complaint. On September 19, 2016, the plaintiffs filed a consolidated amended complaint naming SFNTC, RAI, and RJR Tobacco as defendants. That complaint alleges violations of 12 states’ deceptive and unfair trade practices statutes – California, Colorado, Florida, Illinois, Massachusetts, Michigan, North Carolina, New Jersey, New Mexico, New York, Ohio, and West Virginia – based on the use of descriptors such as “natural,” “organic” and “100% additive-free” in the marketing, labeling, advertising, and promotion of SFNTC’s NATURAL AMERICAN SPIRIT brand cigarettes. It also asserts unjust enrichment claims under those 12 states’ laws and asserts breach of express warranty claims on behalf of a national class of NATURAL AMERICAN SPIRIT menthol purchasers. The state deceptive and unfair trade practice statutory and unjust enrichment claims are brought on behalf of state-specific classes in the 12 states listed above and, in some instances, state-specific subclasses. The consolidated amended complaint seeks class certification, payment for class notice, injunctive relief, monetary damages, prejudgment interest, statutory damages, restitution, and attorneys’ fees and costs. The transferee court’s scheduling order, as amended, provides for the defendants to file motions to dismiss by November 3, 2016, a hearing on the defendants’ motion to dismiss on January 24, 2017, plaintiffs to file a motion for class certification by April 3, 2018, and a hearing on the class certification motion on July 13-14, 2018.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

allegedly became addicted to nicotine. The plaintiffs seek an unspecified amount of compensatory and punitive damages. There is currently no activity in this case.

Filter Cases

Claims have been brought against Lorillard Tobacco and Lorillard by individuals who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by a predecessor to Lorillard Tobacco for a limited period of time ending more than 50 years ago. As of September 30, 2016, Lorillard Tobacco and/or Lorillard was a defendant in 74 Filter Cases. Since January 1, 2013, Lorillard Tobacco and RJR Tobacco have paid, or have reached agreement to pay, a total of approximately $47.6 million in settlements to resolve 175 claims asserted in Filter Cases.

Pursuant to the terms of a 1952 agreement between P. Lorillard Company and H&V Specialties Co., Inc. (the manufacturer of the filter material), Lorillard Tobacco is required to indemnify Hollingsworth & Vose for legal fees, expenses, judgments and resolutions in cases and claims alleging injury from finished products sold by P. Lorillard Company that contained the filter material.

On September 13, 2013, the jury in a Filter Case, DeLisle v. A. W. Chesterton Co. (Cir. Ct. Broward County, Fla., filed 2012), found for the plaintiff on the negligence and strict liability claims; awarded the plaintiffs $8 million in compensatory damages; and found Lorillard Tobacco 22% at fault, Hollingsworth & Vose 22% at fault, and the other defendants 56% at fault. Punitive damages were not at issue. On November 6, 2013, the trial court entered final judgment against Lorillard Tobacco in the amount of $3.52 million. Lorillard Tobacco appealed to the Fourth DCA. On September 14, 2016, the Fourth DCA ordered a new trial because the trial court erred in admitting certain expert testimony and concluded that the $8 million compensatory damages award should have been remitted.  The plaintiff filed a motion for rehearing or rehearing en banc on September 29, 2016. A decision is pending.

On August 15, 2016, the jury in Panzarella v. Charles B. Chrystal, Inc., et al. (Super. Ct. Middlesex County, N.J., filed 2012) returned a defense verdict in favor of Lorillard Tobacco and the remaining defendants.  Judgment is final, and there will be no appeal.

Health-Care Cost Recovery Cases

Health-care cost recovery cases have been brought by a variety of plaintiffs. Other than certain governmental actions, these cases largely have been unsuccessful on remoteness grounds, which means that one who pays an injured person’s medical expenses is legally too remote to maintain an action against the person allegedly responsible for the injury.

As of September 30, 2016, two health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, Lorillard Tobacco, or all three, as discussed below after the discussion of the State Settlement Agreements. A limited number of claimants have filed suit against RJR Tobacco, one of its affiliates, and other tobacco industry defendants to recover funds for health care, medical and other assistance paid by foreign provincial governments in treating their citizens. For additional information on these cases, see “— International Cases” below.

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

	2014	2015	2016	2017	2018	2019 and thereafter
Settlement expenses	$1,917	$2,403	—	—	—	—
Settlement cash payments	$1,985	$2,166	—	—	—	—
Projected settlement expenses			$>2,800	$>3,000	$>3,100	$>3,200
Projected settlement cash payments			$>3,000	$>2,800	$>3,000	$>3,100

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Post-remand proceedings are underway. On December 22, 2010, the district court dismissed B&W from the litigation. In November 2012, the trial court entered an order setting forth the text of the corrective statements and directed the parties to engage in discussions with the Special Master to implement them. After extensive mediation led the parties to an implementation agreement, the district court entered an implementation order on June 2, 2014. The defendants filed a consolidated appeal challenging both the content of the court-ordered statements and the requirement that those statements be published in redundant media. On May 22, 2015, the D.C. Circuit reversed the corrective statements order in part, affirmed in part, and remanded to the district court for further proceedings. On October 1, 2015, the district court ordered the parties to propose new corrective-statements preambles. On February 8, 2016, the district court entered an order adopting the government’s proposed corrective-statements preamble. The parties then mediated, per the district court’s order, changes to the implementation order necessitated by the new preamble. On April 19, 2016, the district court accepted the parties’ mediated agreement on implementation and entered a superseding consent order with respect to implementation. The superseding consent order stays implementation of the corrective statements until the exhaustion of appeals from the orders establishing the text of those statements and governing implementation details. On April 7, 2016, the defendants and the post-judgment parties regarding remedies noticed an appeal to the D.C. Circuit from the order adopting the government’s proposed corrective-statement preambles. On May 6, 2016, the defendants and post-judgment parties regarding remedies noticed an appeal to

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

the D.C. Circuit from the superseding consent order. On June 7, 2016, the D.C. Circuit granted the unopposed motion of the defendants and the post-judgment parties regarding remedies to consolidate the two appeals. Briefing in the consolidated appeals will conclude in late December 2016. Additionally, RJR Tobacco has a separate appeal pending before the D.C. Circuit challenging the district court’s May 28, 2015, order requiring RJR Tobacco to televise an additional set of corrective statements on behalf of B&W; oral argument in that appeal occurred on September 13, 2016. A decision is pending. In light of the corrective-statements implementation requirements, $20 million has been accrued for the estimated costs of the corrective communications and is included in the condensed consolidated balance sheet (unaudited) as of September 30, 2016.

Native American Tribe Case.

As of September 30, 2016, one Native American tribe case was pending before a tribal court against RJR Tobacco, B&W and Lorillard Tobacco, Crow Creek Sioux Tribe v. American Tobacco Co. (Tribal Ct., Crow Creek Sioux, S.D., filed 1997). The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

State Settlement Agreements—Enforcement and Validity; Adjustments

As of September 30, 2016, there were 28 cases concerning the enforcement, validity or interpretation of the State Settlement Agreements in which RJR Tobacco, B&W or Lorillard Tobacco is a party. This number includes those cases, discussed below, relating to disputed payments under the State Settlement Agreements.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

•

Pennsylvania dropped its challenge to the finding of non-diligence entered against it. However, the state court in Pennsylvania entered an order that modified the judgment reduction method that had been adopted by the Arbitration Panel, which reduced RJR Tobacco’s and Lorillard Tobacco’s recovery from this state by $54.0 million and $9.5 million, respectively. Upon appeal, in April 2015, the intermediate appellate court in Pennsylvania upheld the trial court ruling. The Pennsylvania Supreme Court declined to take the industry’s appeal of that ruling. RJR Tobacco filed a petition for writ of certiorari with the U.S. Supreme Court on April 21, 2016. On October 11, 2016, the U.S. Supreme Court denied RJR Tobacco’s petition for writ of certiorari.

•

Missouri dropped its challenge to the finding of non-diligence entered against it. However, the state court in Missouri entered an order that modified the judgment reduction method that had been adopted by the Arbitration Panel which reduced RJR Tobacco’s and Lorillard Tobacco’s recovery from this state by $21.4 million and $3.8 million, respectively. Upon appeal, in September 2015, the intermediate appellate court in Missouri reversed the trial court ruling. Missouri is appealing that ruling to the Missouri Supreme Court. The appeal is fully briefed, and oral argument on the appeal is scheduled for November 8, 2016.

•

Maryland dropped its challenge to the finding of non-diligence entered against it. Maryland’s motion challenging the judgment reduction method adopted by the Arbitration Panel was denied by its state court. Upon appeal, in October 2015, the intermediate appellate court in Maryland reversed the trial court, the effect of which was to reduce RJR Tobacco’s and Lorillard Tobacco’s recovery from this state by a total of $21.2 million and $3.7 million, respectively. The Maryland Supreme Court declined to take the industry’s appeal of that ruling. RJR Tobacco filed a petition for writ of certiorari with

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

the U.S. Supreme Court on June 22, 2016. On October 11, 2016, the U.S. Supreme Court denied RJR Tobacco’s petition for writ of certiorari.
•

New Mexico filed motions challenging the finding of non-diligence and seeking a modification of the judgment reduction method adopted by the Arbitration Panel. The New Mexico trial court denied the state’s motion to vacate the finding of non-diligence, but granted the state’s motion challenging the judgment reduction method that had been adopted by the Arbitration Panel, which reduced RJR Tobacco’s and Lorillard Tobacco’s recovery from this state by $5.6 million and $1 million, respectively. RJR Tobacco will appeal the court’s ruling on the judgment reduction method.

As noted above, the effect from the three non-diligent states, Pennsylvania, Missouri and Maryland no longer challenging the findings of non-diligence entered against them by the Arbitration Panel was that a certain portion of the potential recovery from these three states was probable and reasonably estimable. Consequently, $93 million was recognized as a reduction of cost of products sold in RAI’s consolidated statement of income for the year ended December 31, 2015. Therefore, RJR Tobacco now estimates that the maximum remaining amount of its claim and Lorillard Tobacco’s claim with respect to the 2003 NPM Adjustment claim is $32 million and $6 million, respectively, plus any applicable interest and earnings. Until such time as the various remaining state motions challenging the rulings of the Arbitration Panel have been resolved, including any necessary appeals, uncertainty exists as to the timing, process and amount of RJR Tobacco’s ultimate recovery with respect to its remaining share of the 2003 NPM Adjustment claim and, accordingly, no additional amounts for the remaining four non-diligent states have been recognized in RAI’s condensed consolidated financial statements (unaudited) as of September 30, 2016.

NPM Adjustment Claims for 2004-2015. From 2006 to 2008, proceedings (including significant factor arbitrations before an independent economic consulting firm) were initiated with respect to the NPM Adjustment for 2004, 2005 and 2006. Ultimately, the Adjustment Requirements were satisfied with respect to each of these NPM Adjustments.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

•

JTI also has sought indemnification relating to a Statement of Claim filed on April 23, 2010, in the Ontario Superior Court of Justice, London, against JTI Macdonald Corp., referred to as JTI-MC, by the Ontario Flue-Cured Tobacco Growers’ Marketing Board, referred to as the Board, Andy J. Jacko, Brian Baswick, Ron Kichler, and Aprad Dobrenty, proceeding on their own behalf and on behalf of a putative class of Ontario tobacco producers that sold tobacco to JTI-MC during the period between January 1, 1986 and December 31, 1996, referred to as the Class Period, through the Board pursuant to certain agreements. The Statement of Claim seeks recovery for damages allegedly incurred by the class representatives and the putative class for tobacco sales during the Class Period made at the contract price for duty free or export cigarettes with respect to cigarettes that, rather than being sold duty free or for export, purportedly were sold in Canada, which allegedly breached one or more of a series of contracts dated between June 4, 1986, and July 3, 1996. A motion to dismiss on the basis of statute of limitations was denied, and the appeal from that ruling was dismissed on July 4, 2016. A further appeal was filed on July 26, 2016. A decision is pending.

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

On April 29, 2014, the Second Circuit vacated and remanded in a decision concluding that (1) as pled, the RICO claims are within the scope of the RICO statute, and (2) the federal court has subject matter jurisdiction over the state-law claims. The defendants

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

sought rehearing and rehearing en banc. On August 20, 2014, the Second Circuit denied panel rehearing and issued an amended opinion that, in addition to adhering to the earlier opinion, held that a civil RICO cause of action extends to extraterritorial injuries. The U.S. Supreme Court granted certiorari and, on June 20, 2016, reversed the Second Circuit’s decision and ordered the dismissal of the plaintiffs’ RICO damages claims, finding that RICO civil causes of action extend only to domestic injuries, which claims the plaintiffs had abandoned. The court also held that any private RICO claims for equitable relief must also rest on domestic injuries but reserved decision on whether the plaintiffs had alleged such claims. The court’s decision does not affect the plaintiffs’ common-law claims. After remand, the district court entered an order allowing the plaintiffs to file an amended complaint by October 24, 2016, and directing the parties to submit a joint briefing schedule for the defendants’ anticipated motion to dismiss. Further, the district court stayed discovery until ten days after entry of an order deciding the defendants’ anticipated motion to dismiss.

Fontem Patent Litigation. On April 4, 2016, a case was filed in federal court, Fontem Ventures B.V. and Fontem Holdings 1 B.V. v. R. J. Reynolds Vapor Company (U.S.D.C. C.D. Cal.), which alleges that VUSE products infringe four patents owned by Fontem purportedly directed to e-cigarettes. On May 3, 2016, Fontem filed a second complaint asserting that the VUSE products infringe two additional Fontem patents purportedly directed to e-cigarettes. On June 22, 2016, Fontem filed a third complaint asserting that the VUSE products infringe one additional Fontem patent purportedly directed to e-cigarettes. RJR Vapor filed an answer in the first case on June 27, 2016, and an amended answer on July 25, 2016. RJR Vapor also filed answers in the second and third cases on July 25, 2016. On June 29, 2016, RJR Vapor filed a motion to transfer the three cases to the Middle District of North Carolina, which was granted on August 8, 2016. Transfer of the action to the Middle District of North Carolina is pending.

Also, as of September 28, 2016, RJR Vapor filed petitions for inter partes review against six of the seven asserted patents. A petition for inter partes review with respect to the seventh asserted patent will be filed soon.

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

On September 8, 2015, the FDA issued a revised version of the same document entitled, “Guidance for Industry: Demonstrating the Substantial Equivalence of a New Tobacco Product: Responses to Frequently Asked Questions (Edition 2).” The revised version

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

did not materially change the requirements set forth in the prior version regarding changes to product labels and changes to the quantity of products sold within a package. Accordingly, on September 30, 2015, RJR Tobacco, American Snuff Co., SFNTC, Philip Morris USA Inc., U.S. Smokeless Tobacco Company LLC, and ITG filed a lawsuit in the U.S. District Court for the District of Columbia challenging the FDA’s September 8, 2015, “guidance” document. The September 30, 2015 complaint contains arguments and allegations that are substantially similar to those contained in the April 14, 2015 complaint. The plaintiffs have requested that the court prevent the FDA from enforcing the revised version of its guidance. On October 30, 2015, the plaintiffs filed a motion for summary judgment. On December 8, 2015, the government filed its opposition to the plaintiffs’ motion for summary judgment as well as its own motion to dismiss or, in the alternative, motion for summary judgment. On June 9, 2016, the court heard oral argument on the parties’ respective motions. On August 16, 2016, the court granted summary judgment for the plaintiffs on the issue of labeling changes, finding that such changes do not require a substantial equivalence review. The court, however, found that product quantity changes do require a substantial equivalence review. Neither party is appealing the decision.

For a detailed description of the FDA Tobacco Act, see “— Governmental Activity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part I, Item 2.

Smokeless Tobacco Litigation

In 1999, when the IPIC litigation was first filed, the named defendants included manufacturers of smokeless products, including Conwood Company, LLC (now known as American Snuff Company, LLC) and others. When the IPIC plaintiffs filed discovery responses in IPIC listing the products they used, 41 of them listed a smokeless product. Six of those 41 plaintiffs listed a brand owned by American Snuff (Levi Garrett). Seven listed a brand (Beechnut) once manufactured by Lorillard Tobacco (now manufactured by National Tobacco Company). On December 3, 2001, the IPIC court severed all smokeless claims and all smokeless defendants from IPIC. There was no order staying the case during IPIC. In the ensuing 15 years, the plaintiffs in the severed cases did nothing to pursue the cases. The plaintiffs now seek to activate various smokeless claims, including certain plaintiffs whose cases were dismissed in IPIC after severance of the smokeless claims and whose claims are not counted in the 41 claims described above. After a status conference on July 11, 2016, the court set a schedule for briefing the issue of whether the severed claims should be dismissed because of the prolonged inaction in the case.  The defendants moved to dismiss on that ground on September 26, 2016, and plaintiffs’ response will be forthcoming.

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

A non-jury trial was held in January and February 2010. On February 25, 2013, the district court dismissed the case with prejudice, finding that a hypothetical prudent fiduciary could have made the same decision and thus the plan’s loss was not caused by the procedural prudence which the court found to have existed. On August 4, 2014, the Fourth Circuit Court of Appeals, referred to as Fourth Circuit, reversed, holding that the district court applied the wrong standard when it held that the defendants did not cause any loss to the plan, determined the test was whether a hypothetical prudent fiduciary would have made the same decision and remanded the case back to the district court to apply the “would have standard.” On February 18, 2016, the district court dismissed the case with prejudice, finding that the defendants have shown by a preponderance of the evidence that a fiduciary acting with prudence would have divested the NGH and Nabisco Funds at the time and in the manner that the defendants did. On March 17, 2016, the plaintiff appealed arguing that the district court erred in finding that a hypothetical prudent fiduciary would have divested the NGH and Nabisco Funds at the same time and in the same manner as RJR.  Briefing before the Fourth Circuit is complete.  Oral argument has not been scheduled.

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

Shareholder Case

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 11 — Shareholders’ Equity

	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of December 31, 2015	$—	$18,402	$188	$(338)	$18,252
Net income	—	—	5,222	—	5,222
Retirement benefits, net of $17 million tax expense	—	—	—	27	27
Long-term investments, net of $5 million tax expense	—	—	—	8	8
Hedging instruments, net of $6 million tax expense	—	—	—	11	11
Cumulative translation adjustment and other, net of $9 million tax expense	—	—	—	18	18
Dividends - $1.30 per share	—	—	(1,862)	—	(1,862)
Common stock repurchased	—	(224)	—	—	(224)
Equity incentive award plan and stock-based compensation	—	65	—	—	65
Excess tax benefit on stock-based compensation plans	—	27	—	—	27
Balance as of September 30, 2016	$—	$18,270	$3,548	$(274)	$21,544

	Common Stock	Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of December 31, 2014	$—	$6,200	$(1,314)	$(364)	$4,522
Net income	—	—	2,974	—	2,974
Retirement benefits, net of $19 million tax benefit	—	—	—	(32)	(32)
Long-term investments, net of tax	—	—	—	(1)	(1)
Hedging instruments, net of tax	—	—	—	1	1
Cumulative translation adjustment and other, net of $8 million tax benefit	—	—	—	(16)	(16)
Dividends - $1.03 per share	—	—	(1,235)	—	(1,235)
Issuance of additional shares as Merger consideration	—	7,555	—	—	7,555
Issuance of additional shares for BAT Share Purchase	—	4,673	—	—	4,673
Common stock repurchased	—	(40)	—	—	(40)
Equity incentive award plan and stock-based compensation	—	60	—	—	60
Excess tax benefit on stock-based compensation plans	—	16	—	—	16
Balance as of September 30, 2015	$—	$18,464	$425	$(412)	$18,477

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2016 were as follows:

	Retirement Benefits	Long-Term Investments	Hedging Instruments	Cumulative Translation Adjustment and Other	Total
Balance as of December 31, 2015	$(244)	$(14)	$(11)	$(69)	$(338)
Other comprehensive income (losses) before reclassifications	45	4	—	(9)	40
Amounts reclassified from accumulated other comprehensive loss	(18)	4	11	27	24
Net current-period other comprehensive income (loss)	27	8	11	18	64
Balance as of September 30, 2016	$(217)	$(6)	$—	$(51)	$(274)

The components of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2015, were as follows:

	Retirement Benefits	Long-Term Investments	Hedging Instruments	Cumulative Translation Adjustment and Other	Total
Balance as of December 31, 2014	$(294)	$(14)	$(12)	$(44)	$(364)
Other comprehensive losses before reclassifications	(14)	(1)	—	(16)	(31)
Amounts reclassified from accumulated other comprehensive loss	(18)	—	1	—	(17)
Net current-period other comprehensive income (loss)	(32)	(1)	1	(16)	(48)
Balance as of September 30, 2015	$(326)	$(15)	$(11)	$(60)	$(412)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidated statement of income (unaudited) for the three months ended September 30, were as follows:

Components	Amounts Reclassified		Affected Line Item
	2016	2015
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$(5)	$(4)	Cost of products sold
Amortization of prior service costs	(4)	(5)	Selling, general and administrative expenses
	(9)	(9)	Operating income
Deferred taxes	3	4	Provision for income taxes
Net of tax	(6)	(5)	Net income

Long-term investments:
Realized loss, net on long-term investments	10	—	Other expense, net
Deferred taxes	(4)	—	Provision for income taxes
Net of tax	6	—	Net income

Hedging instruments:
Amortization of realized loss	—	1	Interest and debt expense
Deferred taxes	—	(1)	Provision for income taxes
Net of tax	—	—	Net income

Total reclassifications	$—	$(5)	Net income

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidated statement of income (unaudited) for the nine months ended September 30, were as follows:

Components	Amounts Reclassified		Affected Line Item
	2016	2015
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$(15)	$(15)	Cost of products sold
Amortization of prior service costs	(14)	(14)	Selling, general and administrative expenses
	(29)	(29)	Operating income
Deferred taxes	11	11	Provision for income taxes
Net of tax	(18)	(18)	Net income

Long-term investments:
Realized loss, net on long-term investments	7	—	Other expense, net
Deferred taxes	(3)	—	Provision for income taxes
Net of tax	4	—	Net income

Hedging instruments:
Forward starting interest rate contracts	17	—	Other expense, net
Amortization of realized loss	—	2	Interest and debt expense
	17	2	Income before income taxes
Deferred taxes	(6)	(1)	Provision for income taxes
Net of tax	11	1	Net income

Cumulative translation adjustment:
Derecognition of cumulative translation adjustment	27	—	Gain on divestitures
Total reclassifications	$24	$(17)	Net income

Share Repurchases and Other

Restricted stock units granted in March 2013 and May 2015 under the Amended and Restated 2009 Omnibus Incentive Compensation Plan, referred to as the Omnibus Plan, vested in March 2016 and May 2016, respectively, and were settled with the issuance of 2,864,029 shares of RAI common stock. In addition, during the first nine months of 2016, at a cost of $56 million, RAI purchased 1,118,283 shares of RAI common stock that were forfeited and cancelled with respect to tax liabilities associated with restricted stock units vesting under the Omnibus Plan.

In November 2011, RAI, B&W and BAT entered into Amendment No. 3 to the governance agreement, dated as of July 30, 2004, as amended, referred to as the Governance Agreement, pursuant to which RAI has agreed that, so long as the beneficial ownership interest of BAT and its subsidiaries in RAI has not dropped below 25%, if RAI issues shares of its common stock or any other RAI equity security to certain designated persons, including its directors, officers or employees, then RAI will repurchase a number of shares of outstanding RAI common stock so that the number of outstanding shares of RAI common stock are not increased, and the beneficial ownership interest of BAT and its subsidiaries in RAI is not decreased, by such issuance after taking into account such repurchase. During the first nine months of 2016, RAI repurchased 1,817,846 shares of RAI common stock for $93 million in accordance with the Governance Agreement.

On July 25, 2016, the board of directors of RAI authorized the repurchase, from time to time, on or before year-end 2018, of up to $2 billion of outstanding shares of RAI common stock in open-market or privately negotiated transactions, referred to as the Share Repurchase Program.  The purchases are subject to prevailing market and business conditions, and the program may be terminated or suspended at any time.  In connection with the Share Repurchase Program, B&W and Louisville Securities Limited, referred to as LSL, wholly owned subsidiaries of BAT, entered into an agreement, referred to as the Share Repurchase Agreement, with RAI, pursuant to which BAT and its subsidiaries will participate in the Share Repurchase Program on a basis approximately proportionate with BAT’s and its subsidiaries’ ownership of RAI’s common stock. During the three and nine months ended September 30, 2016, RAI repurchased 1,565,698 shares of RAI common stock for $75 million in accordance with the Share Repurchase Program.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased were cancelled at time of purchase.

On February 10, 2016, May 5, 2016, and July 25, 2016, RAI’s board of directors declared a quarterly cash dividend per common share of $0.42, $0.42 and $0.46, payable to shareholders of record as of March 10, 2016, June 10, 2016, and September 12, 2016, respectively.

On an annualized basis, the current dividend rate is $1.84 per common share.

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

As an equity-based grant, compensation expense relating to this one-year grant will take into account the vesting period lapsed and will be calculated based on the per share closing price of RAI common stock as of the end of each quarter, which was $47.15 as of September 30, 2016.  Following the vesting date, the grantee will receive a cash dividend equivalent payment equal to the aggregate amount of dividends per share paid on shares of RAI common stock during the performance period multiplied by the actual number of restricted stock units earned by the grantee.  If RAI fails to pay its shareholders cumulative dividends of at least $1.68 per share for the one-year performance period ending April 30, 2017, then the award will be reduced by an amount equal to three times the percentage of the dividend underpayment, up to a maximum reduction of 50%.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Segment Data:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales:
RJR Tobacco	$2,652	$2,631	$7,709	$6,115
Santa Fe	265	218	730	607
American Snuff	234	210	682	629
All Other	54	102	196	270
Net sales	$3,205	$3,161	$9,317	$7,621
Operating income (loss):
RJR Tobacco	$1,309	$1,129	$3,632	$2,444
Santa Fe	154	120	410	337
American Snuff	134	121	405	369
All Other	(38)	(127)	(115)	(223)
Gain on divestitures	—	7	4,861	3,506
Corporate expense	(33)	(44)	(110)	(170)
Operating income	$1,526	$1,206	$9,083	$6,263
Reconciliation to income before income taxes:
Operating income	$1,526	$1,206	$9,083	$6,263
Interest and debt expense	150	189	476	385
Interest income	(2)	(3)	(7)	(4)
Other expense, net	10	5	261	8
Income before income taxes	$1,368	$1,015	$8,353	$5,874

Note 14 — Related Party Transactions

RAI and RAI’s operating subsidiaries engage in transactions with affiliates of BAT. BAT, through its subsidiaries, beneficially owns approximately 42% of RAI’s outstanding common stock. A summary of balances and transactions with such BAT affiliates is as follows:

	September 30, 2016	December 31, 2015
Current Balances:
Accounts receivable, related party	$122	$38
Due to related party	5	9
Deferred revenue, related party	54	33
Other current liabilities	—	2

Long-term Balances:
Long-term deferred revenue, related party	$47	$—

Significant transactions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$54	$66	$163	$202
Purchases	10	13	18	27
BAT Share Purchase	—	—	—	4,673
Share Repurchase Agreement	32	—	32	—

RJR Tobacco sells contract-manufactured cigarettes, tobacco leaf and processed tobacco to BAT affiliates. In December 2012, RJR Tobacco entered into an amendment to its contract manufacturing agreement (relating to the production of cigarettes to be sold in Japan) with a BAT affiliate, which amendment, among other things, requires either party to provide three years’ notice to the other

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

party to terminate the agreement without cause, with any such notice to be given no earlier than January 1, 2016. On January 4, 2016, RJR Tobacco received written notice from a BAT affiliate terminating that contract manufacturing agreement effective January 5, 2019. In July 2016, RJR Tobacco further amended the contract manufacturing agreement with a BAT affiliate to permit an early transition of the cigarette production covered by the agreement to BAT facilities over several months beginning in the fourth quarter of 2016. The amendment provides for a BAT affiliate to make a payment to RJR Tobacco of $89.6 million, in exchange for RJR Tobacco’s commitment to provide contingent manufacturing capacity to a BAT affiliate through December 31, 2018. Of this amount, $42.8 million was recorded as current deferred revenue and $46.8 million was recorded as long-term deferred revenue in RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2016. The first installment of $7.4 million was received in September 2016. The second installment of $82.2 million is due on or before March 31, 2017. RJR Tobacco will recognize the income ratably from the effective date of the amendment to December 31, 2018. Net sales to BAT affiliates, primarily cigarettes, represented approximately 2% of RAI’s total net sales during each of the three and nine months ended September 30, 2016. Net sales to BAT affiliates, primarily cigarettes, represented approximately 2% and 3% of RAI’s total net sales during the three and nine months ended September 30, 2015, respectively.

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

In connection with the Share Repurchase Program, B&W and LSL, wholly owned subsidiaries of BAT, entered into the Share Repurchase Agreement on July 25, 2016, with RAI, pursuant to which BAT and its subsidiaries will participate in the Share Repurchase Program on a basis approximately proportionate with BAT’s and its subsidiaries’ ownership of RAI’s common stock.  Under the Share Repurchase Agreement, RAI repurchased 660,385 shares of RAI common stock from BAT and its subsidiaries during the three and nine months ended September 30, 2016.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 15 — RAI Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements

The following condensed consolidating financial statements relate to the guaranties of RAI’s $12.7 billion aggregate principal amount of unsecured notes. See note 9 for additional information relating to these notes. Certain of RAI’s direct, wholly owned subsidiaries and certain of its indirectly owned subsidiaries have fully and unconditionally, and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent issuer; RJR, RJR Tobacco, American Snuff Co., SFNTC and certain of RAI’s other subsidiaries, the Guarantors; other direct and indirect subsidiaries of RAI that are not Guarantors; and elimination adjustments.

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended September 30, 2016
Net sales	$—	$3,147	$41	$(37)	$3,151
Net sales, related party	—	54	—	—	54
Net sales	—	3,201	41	(37)	3,205
Cost of products sold	—	1,183	43	(37)	1,189
Selling, general and administrative expenses	5	436	43	—	484
Amortization expense	—	5	1	—	6
Operating income (loss)	(5)	1,577	(46)	—	1,526
Interest and debt expense	148	18	2	(18)	150
Interest income	(19)	(1)	—	18	(2)
Other (income) expense, net	3	(4)	1	10	10
Income (loss) before income taxes	(137)	1,564	(49)	(10)	1,368
Provision for (benefit from) income taxes	(50)	568	(11)	—	507
Equity income (loss) from subsidiaries	948	(7)	—	(941)	—
Net income (loss)	$861	$989	$(38)	$(951)	$861

For the Three Months Ended September 30, 2015
Net sales	$—	$3,051	$94	$(50)	$3,095
Net sales, related party	—	66	—	—	66
Net sales	—	3,117	94	(50)	3,161
Cost of products sold	—	1,391	65	(52)	1,404
Selling, general and administrative expenses	4	386	63	—	453
(Gain) loss on divestitures	—	22	(29)	—	(7)
Amortization expense	—	6	—	—	6
Asset impairment and exit charges	—	99	—	—	99
Operating income (loss)	(4)	1,213	(5)	2	1,206
Interest and debt expense	182	33	1	(27)	189
Interest income	(27)	(3)	—	27	(3)
Other (income) expense, net	3	(11)	2	11	5
Income (loss) before income taxes	(162)	1,194	(8)	(9)	1,015
Provision for (benefit from) income taxes	(55)	397	16	—	358
Equity income from subsidiaries	764	1	—	(765)	—
Net income (loss)	$657	$798	$(24)	$(774)	$657

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2016
Net sales	$—	$9,108	$138	$(92)	$9,154
Net sales, related party	—	163	—	—	163
Net sales	—	9,271	138	(92)	9,317
Cost of products sold	—	3,586	138	(95)	3,629
Selling, general and administrative expenses	27	1,294	125	2	1,448
Gain on divestitures	—	(4,843)	(16)	(2)	(4,861)
Amortization expense	—	17	1	—	18
Operating income (loss)	(27)	9,217	(110)	3	9,083
Interest and debt expense	471	63	6	(64)	476
Interest income	(66)	(5)	—	64	(7)
Other (income) expense, net	243	(19)	5	32	261
Income (loss) before income taxes	(675)	9,178	(121)	(29)	8,353
Provision for (benefit from) income taxes	(240)	3,408	(37)	—	3,131
Equity income (loss) from subsidiaries	5,657	(5)	—	(5,652)	—
Net income (loss)	$5,222	$5,765	$(84)	$(5,681)	$5,222

For the Nine Months Ended September 30, 2015
Net sales	$—	$7,370	$244	$(195)	$7,419
Net sales, related party	—	202	—	—	202
Net sales	—	7,572	244	(195)	7,621
Cost of products sold	—	3,342	188	(192)	3,338
Selling, general and administrative expenses	66	1,148	201	—	1,415
Gain on divestitures	—	(3,477)	(29)	—	(3,506)
Amortization expense	—	12	—	—	12
Asset impairment and exit charges	—	99	—	—	99
Operating income (loss)	(66)	6,448	(116)	(3)	6,263
Interest and debt expense	371	83	5	(74)	385
Interest income	(74)	(4)	—	74	(4)
Other (income) expense, net	18	(32)	(10)	32	8
Income (loss) before income taxes	(381)	6,401	(111)	(35)	5,874
Provision for (benefit from) income taxes	(159)	3,102	(43)	—	2,900
Equity income from subsidiaries	3,196	39	—	(3,235)	—
Net income (loss)	$2,974	$3,338	$(68)	$(3,270)	$2,974

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Comprehensive Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended September 30, 2016
Net income (loss)	$861	$989	$(38)	$(951)	$861
Other comprehensive income (loss), net of tax:
Retirement benefits	(6)	(6)	(1)	7	(6)
Long-term investments	5	5	—	(5)	5
Cumulative translation adjustment and other	1	2	3	(5)	1
Comprehensive income (loss)	$861	$990	$(36)	$(954)	$861

For the Three Months Ended September 30, 2015
Net income (loss)	$657	$798	$(24)	$(774)	$657
Other comprehensive income (loss), net of tax:
Retirement benefits	(6)	(6)	—	6	(6)
Long-term investments	(1)	(1)	—	1	(1)
Cumulative translation adjustment and other	1	1	2	(3)	1
Comprehensive income (loss)	$651	$792	$(22)	$(770)	$651

For the Nine Months Ended September 30, 2016
Net income (loss)	$5,222	$5,765	$(84)	$(5,681)	5,222
Other comprehensive income (loss), net of tax:
Retirement benefits	27	28	(2)	(26)	27
Long-term investments	8	8	—	(8)	8
Hedging instruments	11	—	—	—	11
Cumulative translation adjustment and other	18	19	29	(48)	18
Comprehensive income (loss)	$5,286	$5,820	$(57)	$(5,763)	$5,286

For the Nine Months Ended September 30, 2015
Net income (loss)	$2,974	$3,338	$(68)	$(3,270)	2,974
Other comprehensive income (loss), net of tax:
Retirement benefits	(32)	(29)	(1)	30	(32)
Long-term investments	(1)	(1)	—	1	(1)
Hedging instruments	1	—	—	—	1
Cumulative translation adjustment and other	(16)	(16)	(25)	41	(16)
Comprehensive income (loss)	$2,926	$3,292	$(94)	$(3,198)	$2,926

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the three months ended September 30, 2016, were as follows:

Components	Amounts Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(5)	$—	$—	$(5)	Cost of products sold
Amortization of prior service costs	—	(4)	—	—	(4)	Selling, general and administrative expenses
	—	(9)	—	—	(9)	Operating income (loss)
Deferred taxes	—	3	—	—	3	Provision for income taxes
Net of tax	—	(6)	—	—	(6)	Net income (loss)

Long-term investments:
Realized loss, net on long-term investments	—	10	—	—	10	Other (income) expense, net
Deferred taxes	—	(4)	—	—	(4)	Provision for income taxes
Net of tax	—	6	—	—	6	Net income (loss)

Total reclassifications	$—	$—	$—	$—	$—	Net income (loss)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the three months ended September 30, 2015, were as follows:

Components	Amounts Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(4)	$—	$—	$(4)	Cost of products sold
Amortization of prior service costs	—	(5)	—	—	(5)	Selling, general and administrative expenses
	—	(9)	—	—	(9)	Operating income (loss)
Deferred taxes	—	4	—	—	4	Provision for income taxes
Net of tax	—	(5)	—	—	(5)	Net income (loss)

Hedging instruments:
Amortization of realized loss	1	—	—	—	1	Interest and debt expense
Deferred taxes	(1)	—	—	—	(1)	Provision for income taxes
Net of tax	—	—	—	—	—	Net income (loss)

Equity income from subsidiaries	(5)	—	—	5	—	Equity income from subsidiaries
Total reclassifications	$(5)	$(5)	$—	$5	$(5)	Net income (loss)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the nine months ended September 30, 2016, were as follows:

Components	Amounts Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(15)	$—	$—	$(15)	Cost of products sold
Amortization of prior service costs	—	(14)	—	—	(14)	Selling, general and administrative expenses
	—	(29)	—	—	(29)	Operating income (loss)
Deferred taxes	—	11	—	—	11	Provision for income taxes
Net of tax	—	(18)	—	—	(18)	Net income (loss)

Long-term investments:
Realized loss, net on long-term investments	—	7	—	—	7	Other (income) expense, net
Deferred taxes	—	(3)	—	—	(3)	Provision for income taxes
Net of tax	—	4	—	—	4	Net income (loss)

Hedging instruments:
Forward starting interest rate contracts	17	—	—	—	17	Other (income) expense, net
Deferred taxes	(6)	—	—	—	(6)	Provision for income taxes
Net of tax	11	—	—	—	11	Net income (loss)

Cumulative translation adjustment:
Derecognition of cumulative translation adjustment	—	—	27	—	27	Gain on divestitures

Equity income from subsidiaries	13	27	—	(40)	—	Equity income (loss) from subsidiaries
Total reclassifications	$24	$13	$27	$(40)	$24	Net income (loss)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the nine months ended September 30, 2015, were as follows:

Components	Amounts Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(15)	$—	$—	$(15)	Cost of products sold
Amortization of prior service costs	—	(14)	—	—	(14)	Selling, general and administrative expenses
	—	(29)	—	—	(29)	Operating income (loss)
Deferred taxes	—	11	—	—	11	Provision for income taxes
Net of tax	—	(18)	—	—	(18)	Net income (loss)

Hedging instruments:
Amortization of realized loss	2	—	—	—	2	Interest and debt expense
Deferred taxes	(1)	—	—	—	(1)	Provision for income taxes
Net of tax	1	—	—	—	1	Net income (loss)

Equity income from subsidiaries	(18)	—	—	18	—	Equity income from subsidiaries
Total reclassifications	$(17)	$(18)	$—	$18	$(17)	Net income (loss)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2016
Cash flows from (used in) operating activities	$(753)	$1,791	$(44)	$(537)	$457
Cash flows from (used in) investing activities:
Capital expenditures	—	(131)	(6)	—	(137)
Proceeds from settlement of short-term investments	—	159	—	—	159
Proceeds from divestitures	5,015	—	—	—	5,015
Proceeds from settlement of long-term investments	—	32	—	—	32
Return of intercompany investments	1,160	26	—	(1,186)	—
Contributions to intercompany investments	(16)	—	—	16	—
Other, net	360	24	—	(381)	3
Net cash flows from (used in) investing activities	6,519	110	(6)	(1,551)	5,072
Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,712)	(477)	(28)	505	(1,712)
Repurchase of common stock	(224)	—	—	—	(224)
Early extinguishment of debt	(3,642)	(8)	—	—	(3,650)
Repayments of long-term debt	(415)	(85)	—	—	(500)
Premiums paid for early extinguishment of debt	(206)	(1)	—	—	(207)
Proceeds from termination of interest rate swaps	—	66	—	—	66
Debt issuance costs and financing fees	(7)	—	—	—	(7)
Excess tax benefit on stock-based compensation plans	27	—	—	—	27
Dividends paid on preferred stock	(32)	—	—	32	—
Distribution of equity	—	(1,160)	(26)	1,186	—
Receipt of equity	—	—	16	(16)	—
Other, net	(21)	(360)	—	381	—
Net cash flows used in financing activities	(6,232)	(2,025)	(38)	2,088	(6,207)
Effect of exchange rate changes on cash and cash equivalents	—	—	9	—	9
Net change in cash and cash equivalents	(466)	(124)	(79)	—	(669)
Cash and cash equivalents at beginning of period	575	1,544	448	—	2,567
Cash and cash equivalents at end of period	$109	$1,420	$369	$—	$1,898

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2015
Cash flows from (used in) operating activities	$(1,378)	$1,641	$6	$(738)	$(469)
Cash flows from (used in) investing activities:
Capital expenditures	—	(91)	(4)	(3)	(98)
Proceeds from settlement of short-term investments	—	217	—	—	217
Acquisition, net of cash acquired	(18,278)	1,001	57	—	(17,220)
Proceeds from divestitures	7,056	—	—	—	7,056
Proceeds from settlement of long-term investments	—	2	—	—	2
Return of intercompany investments	185	—	—	(185)	—
Other, net	10	21	—	(31)	—
Net cash flows from (used in) from investing activities	(11,027)	1,150	53	(219)	(10,043)
Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,068)	(709)	—	709	(1,068)
Repurchase of common stock	(40)	—	—	—	(40)
Proceeds from BAT Share Purchase	4,673	—	—	—	4,673
Debt issuance costs and financing fees	(68)	—	—	—	(68)
Issuance of long-term debt	8,975	—	—	—	8,975
Borrowings under revolving credit facility	1,400	—	—	—	1,400
Repayments of borrowings under revolving credit facility	(1,400)	—	—	—	(1,400)
Excess tax benefit on stock-based compensation plans	16	—	—	—	16
Dividends paid on preferred stock	(32)	—	—	32	—
Distribution of equity	—	(185)	—	185	—
Other, net	(21)	(40)	30	31	—
Net cash flows from (used in) financing activities	12,435	(934)	30	957	12,488
Effect of exchange rate changes on cash and cash equivalents	—	—	(22)	—	(22)
Net change in cash and cash equivalents	30	1,857	67	—	1,954
Cash and cash equivalents at beginning of period	102	469	395	—	966
Cash and cash equivalents at end of period	$132	$2,326	$462	$—	$2,920

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
September 30, 2016
Assets
Cash and cash equivalents	$109	$1,420	$369	$—	$1,898
Short-term investments	—	61	—	—	61
Accounts receivable	—	31	6	—	37
Accounts receivable, related party	—	122	—	—	122
Other receivables	62	3,393	—	(3,445)	10
Inventories	—	1,577	27	—	1,604
Deferred income taxes, net	11	961	7	—	979
Other current assets	9	247	1	(6)	251
Total current assets	191	7,812	410	(3,451)	4,962
Property, plant and equipment, net	3	1,274	33	—	1,310
Trademarks and other intangible assets, net	—	29,436	15	(2)	29,449
Goodwill	—	15,976	17	—	15,993
Long-term intercompany notes receivable	1,223	148	—	(1,371)	—
Investment in subsidiaries	37,489	371	—	(37,860)	—
Other assets and deferred charges	154	54	35	(165)	78
Total assets	$39,060	$55,071	$510	$(42,849)	$51,792
Liabilities and shareholders’ equity
Accounts payable	$—	$194	$4	$—	$198
Tobacco settlement accruals	—	2,359	—	—	2,359
Due to related party	—	5	—	—	5
Deferred revenue, related party	—	54	—	—	54
Current maturities of long-term debt	449	53	—	—	502
Dividends payable on common stock	657	—	—	—	657
Income taxes payable	287	—	1	(9)	279
Other current liabilities	3,461	847	152	(3,445)	1,015
Total current liabilities	4,854	3,512	157	(3,454)	5,069
Long-term intercompany notes payable	148	900	323	(1,371)	—
Long-term debt (less current maturities)	12,415	262	—	—	12,677
Deferred income taxes, net	—	10,601	—	(161)	10,440
Long-term retirement benefits (less current portion)	55	1,698	40	—	1,793
Long-term deferred revenue, related party	—	47	—	—	47
Other noncurrent liabilities	44	178	—	—	222
Shareholders’ equity	21,544	37,873	(10)	(37,863)	21,544
Total liabilities and shareholders’ equity	$39,060	$55,071	$510	$(42,849)	$51,792

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
December 31, 2015
Assets
Cash and cash equivalents	$575	$1,544	$448	$—	$2,567
Short-term investments	—	149	—	—	149
Accounts receivable	—	62	6	—	68
Accounts receivable, related party	—	38	—	—	38
Other receivables	70	3,459	91	(3,585)	35
Inventories	—	1,694	44	(4)	1,734
Deferred income taxes, net	14	1,011	7	—	1,032
Other current assets	116	323	129	(4)	564
Total current assets	775	8,280	725	(3,593)	6,187
Property, plant and equipment, net	3	1,223	29	—	1,255
Trademarks and other intangible assets, net	—	29,467	—	—	29,467
Goodwill	—	15,976	17	—	15,993
Long-term intercompany notes receivable	1,583	169	—	(1,752)	—
Investment in subsidiaries	37,151	662	—	(37,813)	—
Other assets and deferred charges	175	212	31	(188)	230
Total assets	$39,687	$55,989	$802	$(43,346)	$53,132
Liabilities and shareholders’ equity
Accounts payable	$2	$173	$4	$—	$179
Tobacco settlement accruals	—	2,816	—	—	2,816
Due to related party	—	9	—	—	9
Deferred revenue, related party	—	33	—	—	33
Current maturities of long-term debt	420	86	—	—	506
Dividends payable on common stock	514	—	—	—	514
Other current liabilities	3,707	1,039	79	(3,591)	1,234
Total current liabilities	4,643	4,156	83	(3,591)	5,291
Long-term intercompany notes payable	169	1,260	323	(1,752)	—
Long-term debt (less current maturities)	16,522	327	—	—	16,849
Deferred income taxes, net	—	10,421	—	(185)	10,236
Long-term retirement benefits (less current portion)	57	2,153	55	—	2,265
Other noncurrent liabilities	44	195	—	—	239
Shareholders’ equity	18,252	37,477	341	(37,818)	18,252
Total liabilities and shareholders’ equity	$39,687	$55,989	$802	$(43,346)	$53,132

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 16 — RJR Tobacco Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements

The following condensed consolidating financial statements relate to the guaranties of RJR Tobacco’s $284 million aggregate principal amount of unsecured notes. See note 9 for additional information related to these notes. RAI and RJR have fully and unconditionally, and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the Parent Guarantor; RJR Tobacco, the Issuer; RJR, a Guarantor; other direct and indirect subsidiaries of RAI that are not Guarantors; and elimination adjustments.

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended September 30, 2016
Net sales	$—	$2,639	$—	$560	$(48)	$3,151
Net sales, related party	—	54	—	—	—	54
Net sales	—	2,693	—	560	(48)	3,205
Cost of products sold	—	1,040	—	198	(49)	1,189
Selling, general and administrative expenses, net	5	696	—	(217)	—	484
Amortization expense	—	3	—	3	—	6
Operating income (loss)	(5)	954	—	576	1	1,526
Interest and debt expense	148	2	—	19	(19)	150
Interest income	(19)	(1)	—	(1)	19	(2)
Other (income) expense, net	3	6	(11)	2	10	10
Income (loss) before income taxes	(137)	947	11	556	(9)	1,368
Provision for (benefit from) income taxes	(50)	373	—	184	—	507
Equity income from subsidiaries	948	236	806	—	(1,990)	—
Net income	$861	$810	$817	$372	$(1,999)	$861

For the Three Months Ended September 30, 2015
Net sales	$—	$2,606	$—	$544	$(55)	$3,095
Net sales, related party	—	66	—	—	—	66
Net sales	—	2,672	—	544	(55)	3,161
Cost of products sold	—	1,256	—	203	(55)	1,404
Selling, general and administrative expenses, net	4	670	—	(221)	—	453
Gain on divestitures	—	(7)	—	—	—	(7)
Amortization expense	—	4	—	2	—	6
Asset impairment and exit charges	—	99	—	—	—	99
Operating income (loss)	(4)	650	—	560	—	1,206
Interest and debt expense	182	9	—	26	(28)	189
Interest income	(27)	(3)	(1)	—	28	(3)
Other (income) expense, net	3	1	(11)	1	11	5
Income (loss) before income taxes	(162)	643	12	533	(11)	1,015
Provision for (benefit from) income taxes	(55)	256	1	156	—	358
Equity income from subsidiaries	764	254	1,279	—	(2,297)	—
Net income	$657	$641	$1,290	$377	$(2,308)	$657

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2016
Net sales	$—	$7,648	$—	$1,641	$(135)	$9,154
Net sales, related party	—	163	—	—	—	163
Net sales	—	7,811	—	1,641	(135)	9,317
Cost of products sold	—	3,165	—	602	(138)	3,629
Selling, general and administrative expenses, net	27	2,045	—	(626)	2	1,448
Gain on divestitures	—	—	—	(4,861)	—	(4,861)
Amortization expense	—	12	—	6	—	18
Operating income (loss)	(27)	2,589	—	6,520	1	9,083
Interest and debt expense	471	5	—	67	(67)	476
Interest income	(66)	(4)	(2)	(2)	67	(7)
Other (income) expense, net	243	12	(31)	5	32	261
Income (loss) before income taxes	(675)	2,576	33	6,450	(31)	8,353
Provision for (benefit from) income taxes	(240)	1,025	—	2,346	—	3,131
Equity income from subsidiaries	5,657	640	2,208	—	(8,505)	—
Net income	$5,222	$2,191	$2,241	$4,104	$(8,536)	$5,222

For the Nine Months Ended September 30, 2015
Net sales	$—	$6,102	$—	$1,502	$(185)	$7,419
Net sales, related party	—	202	—	—	—	202
Net sales	—	6,304	—	1,502	(185)	7,621
Cost of products sold	—	2,967	—	552	(181)	3,338
Selling, general and administrative expenses, net	66	1,497	—	(148)	—	1,415
(Gain) loss on divestitures	—	1,884	—	(5,390)	—	(3,506)
Amortization expense	—	7	—	5	—	12
Asset impairment and exit charges	—	99	—	—	—	99
Operating income (loss)	(66)	(150)	—	6,483	(4)	6,263
Interest and debt expense	371	23	—	68	(77)	385
Interest income	(74)	(4)	(3)	—	77	(4)
Other (income) expense, net	18	1	(32)	(11)	32	8
Income (loss) before income taxes	(381)	(170)	35	6,426	(36)	5,874
Provision for (benefit from) income taxes	(159)	745	1	2,313	—	2,900
Equity income from subsidiaries	3,196	3,781	3,531	—	(10,508)	—
Net income	$2,974	$2,866	$3,565	$4,113	$(10,544)	$2,974

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Comprehensive Income

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended September 30, 2016
Net income	$861	$810	$817	$372	$(1,999)	$861
Other comprehensive income (loss), net of tax:
Retirement benefits	(6)	(6)	(6)	—	12	(6)
Long-term investments	5	5	5	—	(10)	5
Cumulative translation adjustment and other	1	1	1	1	(3)	1
Comprehensive income	$861	$810	$817	$373	$(2,000)	$861

For the Three Months Ended September 30, 2015
Net income	$657	$641	$1,290	$377	$(2,308)	$657
Other comprehensive income (loss), net of tax:
Retirement benefits	(6)	(6)	(6)	—	12	(6)
Long-term investments	(1)	—	—	—	—	(1)
Cumulative translation adjustment and other	1	(1)	—	—	1	1
Comprehensive income	$651	$634	$1,284	$377	$(2,295)	$651

For the Nine Months Ended September 30, 2016
Net income	$5,222	$2,191	$2,241	$4,104	$(8,536)	$5,222
Other comprehensive income (loss), net of tax:
Retirement benefits	27	32	30	(3)	(59)	27
Long-term investments	8	8	8	—	(16)	8
Hedging instruments	11	—	—	—	—	11
Cumulative translation adjustment and other	18	18	18	18	(54)	18
Comprehensive income	$5,286	$2,249	$2,297	$4,119	$(8,665)	$5,286

For the Nine Months Ended September 30, 2015
Net income	$2,974	$2,866	$3,565	$4,113	$(10,544)	$2,974
Other comprehensive income (loss), net of tax:
Retirement benefits	(32)	(24)	(25)	(5)	54	(32)
Long-term investments	(1)	(1)	(1)	—	2	(1)
Hedging instruments	1	—	—	—	—	1
Cumulative translation adjustment and other	(16)	(18)	(16)	(17)	51	(16)
Comprehensive income	$2,926	$2,823	$3,523	$4,091	$(10,437)	$2,926

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the three months ended September 30, 2016, were as follows:

Components	Amounts Reclassified						Affected Line Item
	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(4)	$—	$(1)	$—	$(5)	Cost of products sold
Amortization of prior service costs	—	(4)	—	—	—	(4)	Selling, general and administrative expenses, net
	—	(8)	—	(1)	—	(9)	Operating income (loss)
Deferred taxes	—	3	—	—	—	3	Provision for income taxes
Net of tax	—	(5)	—	(1)	—	(6)	Net income

Long-term investments:
Realized loss, net on long-term investments	—	10	—	—	—	10	Other (income) expense, net
Deferred taxes	—	(4)	—	—	—	(4)	Provision for income taxes
Net of tax	—	6	—	—	—	6	Net income

Equity income from subsidiaries	—	—	1	—	(1)	—	Equity income from subsidiaries
Total reclassifications	$—	$1	$1	$(1)	$(1)	$—	Net income

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the three months ended September 30, 2015, were as follows:

Components	Amounts Reclassified						Affected Line Item
	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(4)	$—	$—	$—	$(4)	Cost of products sold
Amortization of prior service costs	—	(4)	—	(1)	—	(5)	Selling, general and administrative expenses, net
	—	(8)	—	(1)	—	(9)	Operating income (loss)
Deferred taxes	—	4	—	—	—	4	Provision for income taxes
Net of tax	—	(4)	—	(1)	—	(5)	Net income

Loss on hedging instruments:
Amortization of realized loss	1	—	—	—	—	1	Interest and debt expense
Deferred taxes	(1)	—	—	—	—	(1)	Provision for income taxes
Net of tax	—	—	—	—	—	—	Net income

Equity income from subsidiaries	(5)	—	(4)	—	9	—	Equity income from subsidiaries
Total reclassifications	$(5)	$(4)	$(4)	$(1)	$9	$(5)	Net income

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the nine months ended September 30, 2016, were as follows:

Components	Amounts Reclassified						Affected Line Item
	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(14)	$—	$(1)	$—	$(15)	Cost of products sold
Amortization of prior service costs	—	(14)	—	—	—	(14)	Selling, general and administrative expenses, net
	—	(28)	—	(1)	—	(29)	Operating income (loss)
Deferred taxes	—	11	—	—	—	11	Provision for income taxes
Net of tax	—	(17)	—	(1)	—	(18)	Net income

Long-term investments:
Realized loss, net on long-term investments	—	7	—	—	—	7	Other (income) expense, net
Deferred taxes	—	(3)	—	—	—	(3)	Provision for income taxes
Net of tax	—	4	—	—	—	4	Net income

Hedging instruments:
Forward starting interest rate contracts	17	—	—	—	—	17	Other (income) expense, net
Deferred taxes	(6)	—	—	—	—	(6)	Provision for income taxes
Net of tax	11	—	—	—	—	11	Net income

Cumulative translation adjustment:
Derecognition of cumulative translation adjustment	—	—	—	27	—	27	Gain on divestitures

Equity income from subsidiaries	13	27	14	—	(54)	—	Equity income from subsidiaries
Total reclassifications	$24	$14	$14	$26	$(54)	$24	Net income

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the nine months ended September 30, 2015, were as follows:

Components	Amounts Reclassified						Affected Line Item
	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service costs	$—	$(14)	$—	$(1)	$—	$(15)	Cost of products sold
Amortization of prior service costs	—	(13)	—	(1)	—	(14)	Selling, general and administrative expenses, net
	—	(27)	—	(2)	—	(29)	Operating income (loss)
Deferred taxes	—	11	—	—	—	11	Provision for income taxes
Net of tax	—	(16)	—	(2)	—	(18)	Net income

Hedging instruments:
Amortization of realized loss	2	—	—	—	—	2	Interest and debt expense
Deferred taxes	(1)	—	—	—	—	(1)	Provision for income taxes
Net of tax	1	—	—	—	—	1	Net income

Equity income from subsidiaries	(18)	(1)	(17)	—	36	—	Equity income from subsidiaries
Total reclassifications	$(17)	$(17)	$(17)	$(2)	$36	$(17)	Net income

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2016
Cash flows from (used in) operating activities	$(753)	$1,289	$1,006	$781	$(1,866)	$457
Cash flows from (used in) investing activities:
Capital expenditures	—	(82)	—	(55)	—	(137)
Proceeds from settlement of short-term investments	—	159	—	—	—	159
Proceeds from divestitures	5,015	—	—	—	—	5,015
Proceeds from settlement of long-term investments	—	32	—	—	—	32
Return of intercompany investments	1,160	508	598	—	(2,266)	—
Contributions to intercompany investments	(16)	—	—	—	16	—
Other, net	360	3	17	21	(398)	3
Net cash flows from (used in) investing activities	6,519	620	615	(34)	(2,648)	5,072
Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,712)	(852)	(477)	(505)	1,834	(1,712)
Repurchase of common stock	(224)	—	—	—	—	(224)
Early extinguishment of debt	(3,642)	(8)	—	—	—	(3,650)
Repayments of long-term debt	(415)	(85)	—	—	—	(500)
Premiums paid for early extinguishment of debt	(206)	(1)	—	—	—	(207)
Proceeds from termination of interest rate swaps	—	66	—	—	—	66
Debt issuance costs and financing fees	(7)	—	—	—	—	(7)
Excess tax benefit on stock-based compensation plans	27	—	—	—	—	27
Dividends paid on preferred stock	(32)	—	—	—	32	—
Distribution of equity	—	(580)	(1,160)	(526)	2,266	—
Receipt of equity	—	—	—	16	(16)	—
Other, net	(21)	—	—	(377)	398	—
Net cash flows used in financing activities	(6,232)	(1,460)	(1,637)	(1,392)	4,514	(6,207)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	9	—	9
Net change in cash and cash equivalents	(466)	449	(16)	(636)	—	(669)
Cash and cash equivalents at beginning of period	575	809	19	1,164	—	2,567
Cash and cash equivalents at end of period	$109	$1,258	$3	$528	$—	$1,898

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2015
Cash flows from (used in) operating activities	$(1,378)	$1,491	$537	$240	$(1,359)	$(469)
Cash flows from (used in) investing activities:
Capital expenditures	—	(52)	—	(44)	(2)	(98)
Proceeds from settlement of short-term investments	—	217	—	—	—	217
Acquisition, net of cash acquired	(18,278)	523	—	535	—	(17,220)
Proceeds from divestitures	7,056	—	—	—	—	7,056
Proceeds from settlement of long-term investments	—	2				2
Return of intercompany investments	185	11	344	—	(540)	—
Other, net	10	—	17	21	(48)	—
Net cash flows from (used in) from investing activities	(11,027)	701	361	512	(590)	(10,043)
Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,068)	(461)	(709)	(159)	1,329	(1,068)
Repurchase of common stock	(40)	—	—	—	—	(40)
Proceeds from BAT Share Purchase	4,673	—	—	—	—	4,673
Debt issuance costs and financing fees	(68)	—	—	—	—	(68)
Issuance of long-term debt	8,975	—	—	—	—	8,975
Borrowings under revolving credit facility	1,400	—	—	—	—	1,400
Repayments of borrowings under revolving credit facility	(1,400)	—	—	—	—	(1,400)
Excess tax benefit on stock-based compensation plans	16	—	—	—	—	16
Dividends paid on preferred stock	(32)	—	—	—	32	—
Distribution of equity	—	(344)	(185)	(11)	540	—
Other, net	(21)	—	—	(27)	48	—
Net cash flows from (used in) financing activities	12,435	(805)	(894)	(197)	1,949	12,488
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(22)	—	(22)
Net change in cash and cash equivalents	30	1,387	4	533	—	1,954
Cash and cash equivalents at beginning of period	102	327	3	534	—	966
Cash and cash equivalents at end of period	$132	$1,714	$7	$1,067	$—	$2,920

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
September 30, 2016
Assets
Cash and cash equivalents	$109	$1,258	$3	$528	$—	$1,898
Short-term investments	—	61	—	—	—	61
Accounts receivable	—	14	—	23	—	37
Accounts receivable, related party	—	122	—	—	—	122
Other receivables	62	5	17	5,101	(5,175)	10
Inventories	—	900	—	705	(1)	1,604
Deferred income taxes, net	11	857	1	110	—	979
Other current assets	9	194	—	78	(30)	251
Total current assets	191	3,411	21	6,545	(5,206)	4,962
Property, plant and equipment, net	3	825	—	482	—	1,310
Trademarks and other intangible assets, net	—	320	—	29,131	(2)	29,449
Goodwill	—	3,453	9,853	2,687	—	15,993
Long-term intercompany notes receivable	1,223	—	73	148	(1,444)	—
Investment in subsidiaries	37,489	22,806	24,251	—	(84,546)	—
Other assets and deferred charges	154	416	12	18	(522)	78
Total assets	$39,060	$31,231	$34,210	$39,011	$(91,720)	$51,792
Liabilities and shareholders’ equity
Accounts payable	$—	$173	$—	$25	$—	$198
Tobacco settlement accruals	—	2,215	—	144	—	2,359
Due to related party	—	5	—	—	—	5
Deferred revenue, related party	—	54	—	—	—	54
Current maturities of long-term debt	449	53	—	—	—	502
Dividends payable on common stock	657	—	—	—	—	657
Income taxes payable	287	—	—	25	(33)	279
Other current liabilities	3,461	2,462	21	247	(5,176)	1,015
Total current liabilities	4,854	4,962	21	441	(5,209)	5,069
Long-term intercompany notes payable	148	—	—	1,296	(1,444)	—
Long-term debt (less current maturities)	12,415	262	—	—	—	12,677
Deferred income taxes, net	—	1	—	10,957	(518)	10,440
Long-term retirement benefits (less current portion)	55	1,586	27	125	—	1,793
Long-term deferred revenue, related party	—	47	—	—	—	47
Other noncurrent liabilities	44	155	—	23	—	222
Shareholders’ equity	21,544	24,218	34,162	26,169	(84,549)	21,544
Total liabilities and shareholders’ equity	$39,060	$31,231	$34,210	$39,011	$(91,720)	$51,792

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
December 31, 2015
Assets
Cash and cash equivalents	$575	$809	$19	$1,164	$—	$2,567
Short-term investments	—	149	—	—	—	149
Accounts receivable	—	48	—	20	—	68
Accounts receivable, related party	—	38	—	—	—	38
Other receivables	70	30	17	4,890	(4,972)	35
Inventories	—	941	—	797	(4)	1,734
Deferred income taxes, net	14	928	1	89	—	1,032
Other current assets	116	236	—	212	—	564
Total current assets	775	3,179	37	7,172	(4,976)	6,187
Property, plant and equipment, net	3	792	—	460	—	1,255
Trademarks and other intangible assets, net	—	346	—	29,121	—	29,467
Goodwill	—	3,453	9,853	2,687	—	15,993
Long-term intercompany notes receivable	1,583	—	90	169	(1,842)	—
Investment in subsidiaries	37,151	23,199	24,276	—	(84,626)	—
Other assets and deferred charges	175	783	13	9	(750)	230
Total assets	$39,687	$31,752	$34,269	$39,618	$(92,194)	$53,132
Liabilities and shareholders’ equity
Accounts payable	$2	$146	$—	$31	$—	$179
Tobacco settlement accruals	—	2,673	—	143	—	2,816
Due to related party	—	9	—	—	—	9
Deferred revenue, related party	—	33	—	—	—	33
Current maturities of long-term debt	420	86	—	—	—	506
Dividends payable on common stock	514	—	—	—	—	514
Other current liabilities	3,707	2,189	31	284	(4,977)	1,234
Total current liabilities	4,643	5,136	31	458	(4,977)	5,291
Long-term intercompany notes payable	169	—	—	1,673	(1,842)	—
Long-term debt (less current maturities)	16,522	327	—	—	—	16,849
Deferred income taxes, net	—	1	—	10,981	(746)	10,236
Long-term retirement benefits (less current portion)	57	2,036	30	142	—	2,265
Other noncurrent liabilities	44	182	—	13	—	239
Shareholders’ equity	18,252	24,070	34,208	26,351	(84,629)	18,252
Total liabilities and shareholders’ equity	$39,687	$31,752	$34,269	$39,618	$(92,194)	$53,132

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of RAI’s business, initiatives, critical accounting estimates and its consolidated results of operations and financial position. Following the overview and discussion of business initiatives, the critical accounting estimates disclose certain accounting estimates that are material to RAI’s results of operations and financial position for the periods presented in this report. The discussion and analysis of RAI’s results of operations compares the third quarter of 2016 with the third quarter of 2015, and the first nine months of 2016 with the first nine months of 2015. Disclosures related to liquidity and financial position as well as governmental activity complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial position and results of operations in conjunction with the financial information included in the condensed consolidated financial statements (unaudited).

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

In contrast to the declining U.S. cigarette market, U.S. moist snuff shipments to retail grew approximately 3.9% in the first nine months of 2016. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both.

American Snuff faces significant competition in the smokeless tobacco category. Similar to the cigarette market, competition is based primarily on brand positioning and price, as well as product attributes and packaging, consumer loyalty, promotions, advertising and retail presence.

All Other

RJR Vapor is the marketer of VUSE Digital Vapor Cigarette, manufactured on its behalf by RJR Tobacco. The national expansion of VUSE was completed in early 2015, and VUSE is now available in more than 112,000 retail outlets across the United States. VUSE is now the top-selling vapor product in convenience/gas stores, and its innovative digital technology is designed to deliver a consistent flavor and vapor experience. In March 2016, RJR Vapor introduced its VUSE FOB power unit. This next-level VUSE FOB, which integrates Bluetooth® technology, offers an on-device display with information about battery and cartridge levels. When paired with the VUSE App, the device can be locked, preventing use of the device by minors and others. VUSE FOB is available online to adult tobacco consumers.

Niconovum USA, Inc. is a marketer of a nicotine replacement therapy gum, ZONNIC, which is available in about 35,000 retail outlets across the United States. Niconovum AB is a marketer of nicotine replacement therapy products in Sweden under the ZONNIC brand name.

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

Actuarial (gains) losses are changes in the amount of either the benefit obligation or the fair value of plan assets resulting from experience different from that assumed or from changes in assumptions. Actuarial (gains) losses are immediately recognized in the operating results in the year in which they occur, to the extent the net (gains) losses are outside the corridor. Actuarial (gains) losses outside the corridor are recognized annually as of December 31, or when a plan is remeasured during an interim period, and are recorded as an MTM adjustment. Additionally, for the purpose of calculating the expected return on plan assets, RAI uses the actual fair value of plan assets.

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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Net sales(1):
RJR Tobacco	$2,652	$2,631	0.8%	$7,709	$6,115	26.1%
Santa Fe	265	218	21.6%	730	607	20.3%
American Snuff	234	210	11.4%	682	629	8.4%
All Other	54	102	(47.1)%	196	270	(27.4)%
Net sales	3,205	3,161	1.4%	9,317	7,621	22.3%
Cost of products sold(1)(2)	1,189	1,404	15.3%	3,629	3,338	(8.7)%
Selling, general and administrative expenses	484	453	(6.8)%	1,448	1,415	(2.3)%
Gain on divestitures	—	(7)	NM(3)	(4,861)	(3,506)	38.6%
Amortization expense	6	6	—	18	12	50.0%
Asset impairment and exit charges	—	99	NM(3)	—	99	NM(3)
Operating income (loss):
RJR Tobacco	1,309	1,129	15.9%	3,632	2,444	48.6%
Santa Fe	154	120	28.3%	410	337	21.7%
American Snuff	134	121	10.7%	405	369	9.8%
All Other	(38)	(127)	70.1%	(115)	(223)	48.4%
Gain on divestitures	—	7	NM(3)	4,861	3,506	38.6%
Corporate expense	(33)	(44)	25.0%	(110)	(170)	35.3%
Operating income	$1,526	$1,206	26.5%	$9,083	$6,263	45.0%

(1)	Excludes excise taxes of:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
RJR Tobacco	$1,034	$1,061	$3,013	$2,583
Santa Fe	77	67	216	188
American Snuff	14	13	41	40
All Other	—	79	5	236
	$1,125	$1,220	$3,275	$3,047
(2)	See below for further information related to the State Settlement Agreements and FDA user fees included in cost of products sold.
(3)	Percentage of change not meaningful.

In the following discussion, the amounts presented in the operating companies’ shipment volume and share tables are rounded on an individual basis and, accordingly, may not sum in the aggregate. Percentages are calculated on unrounded numbers.

RJR Tobacco

Net Sales

Domestic cigarette shipment volume, in billions of units for RJR Tobacco and the industry, was as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
RJR Tobacco:
Drive brands:
NEWPORT	8.9	8.8	0.9%	25.8	10.3	NM(1)
CAMEL	5.3	5.5	(3.7)%	15.3	15.8	(3.1)%
PALL MALL	4.9	5.1	(4.9)%	14.3	15.0	(5.0)%
Total RJR Tobacco drive brands	19.0	19.4	(1.9)%	55.4	41.1	34.7%
Other brands	1.5	1.7	(9.1)%	4.5	10.2	(56.0)%
Total RJR Tobacco domestic cigarette shipment volume	20.5	21.1	(2.5)%	59.9	51.3	16.7%
Total premium	14.6	14.8	(1.1)%	42.5	33.0	28.8%
Total value	5.9	6.3	(5.8)%	17.4	18.3	(5.1)%
Premium/total mix	71.2%	70.2%		70.9%	64.3%
Industry(2):
Premium	49.6	49.8	(0.5)%	142.3	143.8	(1.0)%
Value	18.5	19.3	(4.2)%	53.4	55.4	(3.7)%
Total industry domestic cigarette shipment volume	68.1	69.1	(1.6)%	195.7	199.2	(1.8)%
Premium/total mix	72.8%	72.1%		72.7%	72.2%

(1)	Percentage of change not meaningful.
(2)	Based on information from Management Science Associates, Inc., referred to as MSAi.

RJR Tobacco’s net sales are dependent upon its cigarette shipment volume in a declining market, premium versus value-brand mix and list pricing, offset by promotional spending, trade incentives and federal and state excise taxes.

RJR Tobacco’s net sales for the three months ended September 30, 2016, increased compared with the prior-year quarter, primarily due to higher net pricing of $124 million, partially offset by lower volume and product mix of $58 million. RJR Tobacco’s net sales for the nine months ended September 30, 2016, increased compared with the prior-year nine months, primarily due to higher volume and favorable product mix of $1.3 billion and higher net pricing of $317 million. The increase reflects the impact of the acquisition of the NEWPORT brand and is partially offset by the divestiture of the WINSTON, KOOL and SALEM brands.

Market Share

The shares of RJR Tobacco’s cigarette brands as a percentage of total share of U.S. cigarette shipments to retail outlets, referred to as STR data, based on information submitted by wholesale locations and processed and managed by MSAi(1) , were as follows:

	For the Three Months Ended
	September 30, 2016	June 30, 2016	Share Point Change	September 30, 2015	Share Point Change
Drive brands:
NEWPORT	13.9%	13.9%	0.0	13.5%	0.4
CAMEL	8.3%	8.3%	0.1	8.4%	(0.1)
PALL MALL	7.7%	7.7%	(0.0)	7.9%	(0.2)
Total drive brands	29.9%	29.8%	0.1	29.8%	0.1
Other brands	2.4%	2.4%	(0.0)	2.5%	(0.2)
Total RJR Tobacco domestic cigarette share of retail shipments	32.3%	32.2%	0.1	32.4%	(0.0)

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

The retail share of market of NEWPORT, at 13.9 share points, was up 0.4 share points compared with the prior-year quarter in the highly competitive U.S. cigarette category. NEWPORT’s cigarette market share continued to be favorably impacted by its strength in the menthol category, as well as its continued momentum in the non-menthol category.

The retail share of market of CAMEL, at 8.3 share points, was down slightly compared with the prior-year quarter in the highly competitive U.S. cigarette category. CAMEL’s cigarette market share demonstrated relatively stable performance in the quarter across its menthol styles that offer its innovative capsule technology in CAMEL Crush.  CAMEL Crush styles provide adult smokers the choice of switching from non-menthol to menthol. CAMEL’s shipments to retail share comparison was negatively impacted in the first half of 2016 by the removal of certain CAMEL styles deemed by the FDA in late 2015 as not substantially equivalent.  CAMEL SNUS, a smoke-free tobacco product, continues to lead the U.S. snus category with a market share of over 75%.

PALL MALL, a product that offers a high quality, longer-lasting cigarette at a value price, continues to attract interest from adult tobacco consumers. PALL MALL’s third-quarter market share of 7.7% was down 0.2 share points compared with the prior-year quarter due to continued competitive pressure.

The combined share of market of RJR Tobacco’s drive brands during the third quarter of 2016 was up slightly compared with the same period in 2015. RJR Tobacco’s total cigarette market share was flat to the prior-year quarter, primarily due to increases in the company’s drive brands, partially offset by decreases in the company’s other brands, consistent with its strategy of focusing on drive brands.

Operating Income

RJR Tobacco’s operating income for the three-month period ended September 30, 2016, was favorably impacted by higher net pricing, partially offset by unfavorable volume when compared with the same period in 2015. RJR Tobacco’s operating income for the nine-month period ended September 30, 2016, was favorably impacted by higher volume, higher cigarette pricing and favorable product mix when compared to the same period in 2015. In addition, the results for the three and nine months ended September 30, 2015, were unfavorably impacted by the inventory valuation and other costs associated with the Merger.

RJR Tobacco’s expenses under the State Settlement Agreements and its FDA user fees included in cost of products sold were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
State Settlement Agreements	$662	$715	$1,934	$1,611
FDA user fees	44	49	136	116

Expenses under the State Settlement Agreements are expected to be approximately $2.6 billion in 2016, subject to adjustment for changes in volume and other factors. Pursuant to the Term Sheet, RJR Tobacco will receive credits with respect to its NPM Adjustment claims to be applied against annual payments under the MSA through 2018.

As a result of meeting the performance requirements associated with the Term Sheet, RJR Tobacco recognized credits of $79 million and $76 million for the three months ended September 30, 2016 and 2015, respectively, and $222 million and $209 million for the nine months ended September 30, 2016 and 2015, respectively. RJR Tobacco expects to recognize additional credits through 2017.

In September 2013, an arbitration panel ruled six states had not diligently enforced their qualifying statutes in 2003 related to the NPM Adjustment.  In October 2016, the U.S. Supreme Court denied RJR Tobacco’s petition for writ of certiorari against Pennsylvania and Maryland, thus eliminating a portion of RJR Tobacco’s recovery from these states. Certain findings by the arbitration panel against two of the original six states are currently in litigation and as such, the full amount of recovery from these states is uncertain. For the amounts that were certain and estimable, RJR Tobacco recognized $70 million as a reduction of cost of products sold for the nine months ended September 30, 2015. No comparable amounts were recognized in the nine months ended September 30, 2016.

In October 2015, RJR Tobacco and certain other PMs entered into the NY Settlement Agreement to settle certain claims related to the MSA NPM Adjustment. The NY Settlement Agreement resolved NPM Adjustment claims related to payment years from 2004 through 2014, providing RJR Tobacco with credits of approximately $285 million, plus interest, subject to meeting various performance obligations. These credits will be applied against annual payments under the MSA over a four-year period, which commenced with the April 2016 MSA payment. In addition, the NY Settlement Agreement put in place a new method to determine future adjustments from 2015 forward as to New York. RJR Tobacco recognized credits of $25 million and $70 million as a reduction to cost of products sold for the three and nine months ended September 30, 2016, respectively.

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

Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. RJR Tobacco’s product liability defense costs were $49 million and $48 million for the three months ended September 30, 2016 and 2015, respectively; and $158 million and $141 million for the nine months ended September 30, 2016 and 2015, respectively.

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

Numerous factors affect product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial, that is, with active discovery and motions practice. See “— Litigation Affecting the Cigarette Industry — Overview” in note 10 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and type of cases pending, and “— Litigation Affecting the Cigarette Industry — Overview — Scheduled Trials” in note 10 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and nature of cases in trial and scheduled for trial through September 30, 2017.

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

Santa Fe

Net Sales

Domestic cigarette shipment volume, in billions of units, for Santa Fe was as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
NATURAL AMERICAN SPIRIT	1.5	1.3	15.7%	4.1	3.5	15.8%

Santa Fe’s net sales for the three and nine-month periods ended September 30, 2016, increased compared with the prior-year periods, primarily due to higher volume and net pricing.

Market Share

The shares of Santa Fe’s NATURAL AMERICAN SPIRIT brand as a percentage of total share of U.S. cigarette STR data from MSAi(1) , were as follows:

	For the Three Months Ended
	September 30, 2016	June 30, 2016	Share Point Change	September 30, 2015	Share Point Change
NATURAL AMERICAN SPIRIT	2.3%	2.2%	0.1	2.0%	0.3

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

Operating Income

Santa Fe’s operating income for the three and nine-month periods ended September 30, 2016, increased as compared with the prior-year periods primarily due to higher volume and net pricing.

Santa Fe’s expenses under the State Settlement Agreements and its FDA user fees included in cost of products sold were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
State Settlement Agreements	$47	$38	$124	$104
FDA user fees	3	3	9	7

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

American Snuff

Net Sales

The moist snuff shipment volume, in millions of cans, for American Snuff was as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
GRIZZLY	117.0	113.7	2.9%	345.1	338.0	2.1%
Other	10.8	11.6	(6.4)%	31.9	33.3	(4.2)%
Total American Snuff moist snuff shipment volume	127.9	125.3	2.1%	377.0	371.3	1.5%

American Snuff’s net sales for the three and nine-month periods ended September 30, 2016, increased compared with the same prior-year periods primarily due to higher net pricing and higher moist snuff volume.

Market Share

Moist snuff has been the key driver to American Snuff’s overall growth and profitability within the U.S. smokeless tobacco market. Moist snuff accounted for approximately 91% of American Snuff’s revenue for the three and nine months ended September 30, 2016, compared with approximately 90% for the three and nine months ended September 30, 2015. U.S. moist snuff industry retail shipment volume, according to MSAi, grew by approximately 3.4% for the three months ended September 30, 2016 compared with the same period in 2015, while American Snuff’s retail shipment volume grew by approximately 2.1% over the same period.

The shares of American Snuff’s moist snuff brands as a percentage of total share of U.S. moist snuff STR data according to MSAi(1), were as follows:

	For the Three Months Ended
	September 30, 2016	June 30, 2016	Share Point Change	September 30, 2015	Share Point Change
GRIZZLY	30.7%	30.5%	0.2	31.1%	(0.4)
Other	2.6%	2.6%	(0.0)	2.8%	(0.2)
Total American Snuff moist snuff share of retail shipments	33.3%	33.1%	0.2	33.8%	(0.5)

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

GRIZZLY’s market share was down 0.4 share points in the third quarter of 2016, compared with the third quarter of 2015, in a highly competitive marketplace. GRIZZLY’s wintergreen and pouch offerings continued to show strength as the growth leaders within those moist-snuff categories. To complement GRIZZLY’s range of product offerings and extend its market-leading position in wintergreen, the brand began expanding the GRIZZLY Dark Wintergreen style in early 2015. This style offers a differentiated and bolder wintergreen flavor, and is made from 100% American tobacco grown in Kentucky and Tennessee.

In September 2016, GRIZZLY expanded its product offerings with the national launch of Premium Dark Mint. This style offers 100% dark-fired American tobacco with mint flavor. GRIZZLY continues to show strength with its soft pouch design, which offers smokeless tobacco consumers a flavorful, moist experience that is easy to use, leading it to be the fastest growing pouch brand. The pouch category represents approximately 20% of the moist snuff industry.

Operating Income

American Snuff’s operating income for the three and nine-month periods ended September 30, 2016, increased as compared with the prior-year periods primarily due to higher net pricing and volume.

All Other

RJR Vapor is the marketer of VUSE Digital Vapor Cigarette, manufactured on its behalf by RJR Tobacco. The national expansion of VUSE was completed in early 2015, and VUSE is now available in more than 112,000 outlets. VUSE is now the top-selling vapor product in convenience/gas stores, and its innovative digital technology is designed to deliver a consistent flavor and vapor experience. In March 2016, RJR Vapor introduced its VUSE FOB power unit. This next-level VUSE FOB, which integrates Bluetooth® technology, offers an on-device display with information about battery and cartridge levels. When paired with the VUSE App, the device can be locked, preventing use of the device by minors and others. VUSE FOB is available online to adult tobacco consumers. The All Other operating loss decreased for the three and nine months ended September 30, 2016, as compared with the prior-year periods primarily due to asset impairment and exit charges of $99 million, that were recorded in the third quarter of 2015, related to the consolidation of manufacturing operations for VUSE.

Niconovum USA, Inc. is a marketer of a nicotine replacement therapy gum, ZONNIC, which is available in about 35,000 outlets across the United States.  Niconovum AB is a marketer of nicotine replacement therapy products in Sweden under the ZONNIC brand name.

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

For the three and nine months ended September 30, 2015, the $7 million and $3.5 billion gain, respectively, is a result of the divestiture of the WINSTON, KOOL and SALEM cigarette brands, previously owned by RAI subsidiaries, as well as the cigarette brand MAVERICK and the “e-vapor” brand blu (including SKYCIG), previously owned by Lorillard subsidiaries, and other assets and certain liabilities.

RAI Consolidated

Interest and debt expense was $150 million and $476 million for the three and nine months ended September 30, 2016, respectively, compared with $189 million and $385 million for the three and nine months ended September 30, 2015, respectively. The change for the three months ended September 30, 2016, as compared with the same period in 2015, is primarily due to the early redemption of debt that occurred in the first three months of 2016, and debt that matured in August 2016. The change for the nine months ended September 30, 2016, as compared with the same period in 2015, is primarily due to interest on the new notes issued to fund a portion of the Merger and on the notes assumed in connection with the Lorillard Tobacco Merger. RAI expects that interest expense will be lower in future quarters compared with prior periods due to the repurchase and redemption of approximately $3.7 billion of outstanding notes and repayment of matured debt of $500 million in the first nine months of 2016.

Other expense, net was $10 million and $261 million for the three and nine months ended September 30, 2016, respectively, compared with $5 million and $8 million for the three and nine months ended September 30, 2015, respectively. The change is attributable primarily to approximately $239 million in losses and other fees related to the cash tender offer and the redemption of notes in the first nine months of 2016.

Provision for income taxes was $507 million, for an effective rate of 37.1%, for the three months ended September 30, 2016, compared with $358 million, for an effective rate of 35.3%, for the three months ended September 30, 2015. The provision for income taxes was $3.1 billion, for an effective tax rate of 37.5%, for the nine months ended September 30, 2016, compared with $2.9 billion, for an effective tax rate of 49.4% for the nine months ended September 30, 2015. The effective tax rate for the nine months ended September 30, 2016, was impacted by the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with the international companies that distributed and marketed the brand outside the United States. The effective tax rate for the nine months ended September 30, 2015, was unfavorably impacted by an increase in tax attributable to nondeductible costs related to the Merger and Divestiture and an increase in uncertain tax positions, partially offset by a decrease in tax attributable to the release of a valuation allowance and a reduction in state income taxes. The effective tax rate for the three months ended September 30, 2015, was favorably impacted by a decrease in tax attributable to the domestic manufacturing deduction and a reduction in state income taxes.

The effective tax rate for each period differed from the federal statutory rate of 35% due to the domestic manufacturing deduction of the American Jobs Creation Act of 2004, state income taxes and certain nondeductible items.

Liquidity and Financial Condition

Liquidity

The principal sources of liquidity for RAI’s operating subsidiaries’ businesses and operating needs are internally generated funds from their operations and intercompany loans and advances. The principal sources of liquidity for RAI, in turn, are proceeds from issuances of debt securities and the Credit Agreement described below under “— Credit Agreement,” as well as intercompany dividends and distributions. Cash flows from operating activities are believed to be sufficient for the foreseeable future to enable the operating subsidiaries to meet their obligations under the State Settlement Agreements, to make required debt-service payments, to fund their capital expenditures and to make payments to RAI that, when combined with RAI’s cash balances, proceeds from any financings and loans under the Credit Agreement, will enable RAI to make its required debt-service payments, make share repurchases pursuant to the Governance Agreement and the Share Repurchase Program, and pay dividends to its shareholders.

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

As of September 30, 2016, RAI held investments in auction rate securities valued at $61 million. Adverse changes in financial markets prior to 2009 caused the auction rate securities to revalue lower than carrying value and become less liquid. The auction rate securities will not become liquid until a successful auction occurs, a buyer is found or the investment matures. RAI intends, and has the ability, to hold these auction rate securities for a period of time sufficient to allow for sale, redemption or anticipated recovery in fair value. For additional information on these investments, see note 3 to condensed consolidated financial statements (unaudited).

Credit Agreement and Long-Term Debt

RAI Notes

As of September 30, 2016, the principal amount of RAI’s outstanding notes was $12.7 billion, with maturity dates ranging from 2017 to 2045. RAI, at its option, may redeem any or all of its outstanding notes, in whole or in part at any time, subject to the payment of a make-whole premium. Interest on the notes is payable semi-annually. At September 30, 2016, the principal amount of RAI’s current maturities of long-term debt was $447 million. In August 2016, RAI repaid at maturity, with available cash, $415 million in principal amount of notes. See note 9 to condensed consolidated financial statements (unaudited) for additional information.

RJR Tobacco Notes

As of September 30, 2016, the principal amount of RJR Tobacco’s outstanding notes was $284 million, with maturity dates ranging from 2017 to 2041. Interest on the notes is payable semi-annually. At September 30, 2016, the principal amount of RJR Tobacco’s current maturities of long-term debt was $53 million. In August 2016, RJR Tobacco repaid at maturity, with available cash, $85 million in principal amount of notes. In June 2016, RJR Tobacco repurchased, prior to maturity, from available cash, $8.4 million of its outstanding notes. See note 9 to condensed consolidated financial statements (unaudited) for additional information relating to the RJR Tobacco notes.

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

Credit Agreement

On December 18, 2014, RAI entered into the Credit Agreement with a syndicate of lenders, providing for a five-year $2 billion senior unsecured revolving credit facility, which may be increased to $2.35 billion at the discretion of the lenders upon the request of RAI. The original maturity date of the Credit Agreement was December 18, 2019.  Pursuant to the first maturity date extension provision of the Credit Agreement, all of the lenders agreed, in October 2015 and upon RAI’s request, to extend the maturity date of the Credit Agreement by 12 months, to December 18, 2020. On October 17, 2016, pursuant to the Credit Agreement’s second and sole remaining maturity date extension provision, RAI requested that the maturity date of the Credit Agreement be extended from December 18, 2020 to December 18, 2021. Such maturity date extension request is subject, generally, to lenders holding at least a majority of the commitments under the Credit Agreement consenting to the request on or before November 18, 2016, unless such date is extended. Each lender has the discretion to decide whether to consent to the maturity date extension request. Any lender that does not timely consent to RAI’s extension request will not have its maturity date extended beyond December 18, 2020, and its commitment will terminate as of such date.

Certain of RAI’s subsidiaries, including its Material Subsidiaries, have guaranteed, on an unsecured basis, RAI’s obligations under the Credit Agreement.

As of September 30, 2016, there were no outstanding borrowings and $6 million of letters of credit outstanding under the Credit Agreement.

Other

The lowering of RAI’s credit ratings, or concerns over such a lowering, could have an adverse impact on RAI’s ability to access the debt markets and could increase borrowing costs.

RAI, RJR Tobacco and their affiliates were in compliance with all covenants and restrictions imposed by RAI’s indebtedness and RJR Tobacco’s indebtedness, as the case may be, at September 30, 2016.

For additional information on the Credit Agreement and Long-term Debt, see note 8 and note 9, respectively, to condensed consolidated financial statements (unaudited).

Dividends

On February 10, 2016, May 5, 2016, and July 25, 2016, RAI’s board of directors declared a quarterly cash dividend per common share of $0.42, $0.42 and $0.46 to shareholders of record as of March 10, 2016, June 10, 2016, and September 12, 2016, respectively. The dividends were paid on April 1, 2016, July 1, 2016 and October 3, 2016, respectively.

On an annualized basis, the current dividend rate is $1.84 per common share. The dividend reflects RAI’s current policy of paying dividends to the holders of RAI’s common stock in an aggregate amount that is approximately 80% of RAI’s annual adjusted consolidated net income, as reported and reconciled to GAAP results in RAI’s earnings releases.

Share Repurchases

During the first nine months of 2016, at a cost of $56 million, RAI purchased 1,118,283 shares of RAI common stock that were forfeited and cancelled with respect to tax liabilities associated with restricted stock units vesting under the Omnibus Plan. During the first nine months of 2016, in accordance with the Governance Agreement, at a cost of $93 million, RAI repurchased 1,817,846 shares of RAI common stock in open-market transactions.

On July 25, 2016, the board of directors of RAI authorized the Share Repurchase Program, providing for the repurchase, from time to time, on or before year-end 2018, of up to $2 billion of outstanding shares of RAI common stock. During the three and nine months ended September 30, 2016, in accordance with the Share Repurchase Program, RAI repurchased 1,565,698 shares of RAI common stock for $75 million.

Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased were cancelled at the time of purchase.

Capital Expenditures

RAI’s operating subsidiaries recorded cash capital expenditures of $137 million and $98 million for the first nine months of 2016 and 2015, respectively. RAI’s operating subsidiaries plan to spend an additional $75 to $85 million for capital expenditures during the remainder of 2016, which includes ongoing investments related to the Merger. Other significant capital investments include upgrading corporate and manufacturing facilities and information management infrastructure. Capital expenditures are funded primarily by cash flows from operations. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of September 30, 2016.

Retirement Benefits

RAI disclosed in its financial statements for the year ended December 31, 2015, that it expects to contribute $335 million to its pension plans in 2016, of which $333 million was contributed during the first nine months of 2016.

Litigation and Settlements

Reynolds Defendants have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. For further discussion of specific cases, see note 10 to condensed consolidated financial statements (unaudited). Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of September 30, 2016, RJR Tobacco had paid approximately $223 million since January 1, 2014, related to unfavorable smoking and health litigation judgments.

RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2016, contains accruals for certain individual Engle Progeny cases. Other accruals include an amount for the estimated costs of the corrective communications in the U.S. Department of Justice case. For additional information related to these cases and other litigation, see note 10 to condensed consolidated financial statements (unaudited).

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

In September 2013, an arbitration panel ruled six states had not diligently enforced their qualifying statutes in 2003 related to the NPM Adjustment.  In October 2016, the U.S. Supreme Court denied RJR Tobacco’s petition for writ of certiorari against Pennsylvania and Maryland, thus eliminating a portion of RJR Tobacco’s recovery from these states. Certain findings by the arbitration panel against two of the original six states are currently in litigation and as such, the full amount of recovery from these states is uncertain. For the amounts that were certain and estimable, RJR Tobacco and Santa Fe, collectively, recognized $70 million as a reduction of cost of products sold in the nine months ended September 30, 2015. No comparable amounts were recognized in the nine months ended September 30, 2016.

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

General

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

Cigarettes

The 2009 federal excise tax increase on tobacco products increased taxes on ready-made cigarettes, such as those made by RJR Tobacco and SFNTC, at a much higher rate than taxes on loose tobacco. As a result of that tax disparity, the number of retailers selling loose tobacco and operating roll-your-own machines, allowing consumers to convert the loose tobacco into finished cigarettes, greatly increased following the 2009 federal tax hike on tobacco products. On July 6, 2012, President Obama signed into law a provision classifying retailers which operate roll-your-own machines as cigarette manufacturers, and thus requiring those retailers to pay the same tax rate as other cigarette manufacturers. As of September 30, 2016, 26 states also had passed legislation classifying retailers operating roll-your-own machines as cigarette manufacturers.

All states and the District of Columbia currently impose cigarette excise taxes at levels ranging from $0.17 per pack in Missouri to $4.35 per pack in New York. As of December 31, 2015 and September 30, 2016, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $1.34 and $1.39, respectively. Certain city and county governments, such as New York, Philadelphia and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions. During the first nine months of 2016, 19 states proposed legislation to increase cigarette excise taxes, with legislation being adopted in three states (Louisiana, Pennsylvania and West Virginia), and failing in 16 states.

Proposals to increase cigarette excise taxes in the following states, and in the following amounts, will appear on ballots in these states during the November 2016 general election: California (an increase of $2.00 per pack); Colorado (an increase of $1.75 per pack); Missouri (an increase of $0.60 per pack, to be phased in over four years in equal annual increments); and North Dakota (an increase of $1.76 per pack). If the foregoing proposed California cigarette excise tax increase had been in effect as of September 30, 2016, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, would have been $1.526. If all of the foregoing proposed state cigarette excise tax increases had been in effect as of September 30, 2016 (giving effect to the first incremental tax increase in Missouri), the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, would have been $1.566.

Six states now require NPMs to pay a fee on each pack of cigarettes sold in their respective states, ranging from $0.25 per pack in Alaska to $0.55 per pack in Texas.

The Texas equity fee has been challenged by a coalition of small tobacco manufacturers. This group asserts that the Texas fee violates the Texas Constitution’s “Equal and Uniform” Clause, as well as the Equal Protection and Due Process Clauses of the U.S. Constitution. On November 15, 2013, a state trial court in Texas declared the equity fee unconstitutional and enjoined the state from “assessing, collecting, and enforcing” the fee. The State of Texas appealed the court’s order. In doing so, enforcement of the trial court’s order, including the injunction, is suspended. On August 15, 2014, the three-judge panel unanimously affirmed the ruling, and on October 29, 2014, the State of Texas filed its petition for review with the Texas Supreme Court. On April 1, 2016, the Texas Supreme Court reversed the Texas Court of Appeals, and ruled that the Texas equity fee legislation does not violate the Equal and Uniform Clause of the Texas Constitution. The Texas Supreme Court remanded the case back to the Texas Court of Appeals for that court to consider the non-settling manufacturers’ remaining challenges to the equity fee. On June 20, 2016, plaintiffs filed a motion for rehearing with the Texas Supreme Court. That motion was denied.

Smokeless

As of September 30, 2016, forty-nine states and the District of Columbia also subjected smokeless tobacco products to excise taxes, as summarized below:

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

During the first nine months of 2016, 15 states proposed legislation to increase, or, in the case of Pennsylvania, to adopt for the first time, excise taxes on smokeless tobacco products, with such legislation being adopted in two states (Pennsylvania, effective as of October 1, 2016, and West Virginia), failing in 11 states and remaining pending, as of September 30, 2016, in two states.

Vapor Products

As of September 30, 2016, five states and the District of Columbia imposed a tax on vapor products, such as e-cigarettes, as follows:  Minnesota, which taxes vapor products at the same rate as it taxes smokeless tobacco products; Louisiana,  North Carolina, Kansas and West Virginia, which tax vapor products at a per fluid milliliter rate of $0.05, $0.05, $0.20 and $0.075, respectively; and the District of Columbia, which taxes vapor products on an ad valorem basis at a 70% rate. Further, during the first nine months of 2016, 19 states proposed taxes on vapor products, including, in some cases, implementing a tax on a per fluid milliliter basis, taxing vapor products on the same basis as “other tobacco products” and, in other cases, taxing vapor products at a rate equivalent to cigarette excise taxes.  Such legislation was adopted in two states (Pennsylvania, effective as of October 1, 2016, and West Virginia), failed in 15 states, and, as of September 30, 2016, remained pending in two states.

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

•

in April 2012, the FDA issued draft guidance on: (1) the reporting of harmful and potentially harmful constituents in tobacco products and tobacco smoke pursuant to Section 904(a)(3) of the FDA Tobacco Act, and (2) preparing and submitting applications for modified risk tobacco products pursuant to Section 911 of the FDA Tobacco Act; and

•

in September 2015, the FDA issued guidance entitled “Demonstrating the Substantial Equivalence of a New Tobacco Product:  Response to Frequently Asked Questions (Edition 2).”  In that guidance, the FDA takes the position that label changes that render the product distinct, and changes in product quantity result in a new product which must undergo premarket review (for information concerning litigation related to this guidance, see “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments — FDA Litigation” in note 10 to condensed consolidated financial statements (unaudited)).

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

Final Deeming Regulation

On May 10, 2016, the FDA issued a final regulation, referred to as the Final Rule, deeming all products that meet the FDA Tobacco Act’s definition of “tobacco product” to be subject to the FDA’s regulatory authority under the FDA Tobacco Act.  The Final Rule became effective as of August 8, 2016, though each requirement of the Final Rule has its own compliance date.  Such newly “deemed” tobacco products subject to the FDA Tobacco Act include, among others, electronic nicotine delivery systems (including e-cigarettes, e-hookah, e-cigars, vape pens, advanced refillable personal vaporizers, electronic pipes and e-liquids mixed in vape shops), certain dissolvable tobacco products, cigars, and pipe tobacco.  In addition, “components” and “parts” (e.g., batteries), but not “accessories” (e.g., lighters, pipe pouches), of newly deemed products are themselves subject to the FDA Tobacco Act by virtue of the Final Rule.

Deemed products are subject to the provisions of the FDA Tobacco Act to which currently regulated tobacco products have been subject since the FDA Tobacco Act’s adoption in 2009, including: adulteration and misbranding provisions; requirements relating to ingredient listing and reporting of harmful and potentially harmful constituents; registration of tobacco product manufacturing establishments and product listing; restrictions against the sale and distribution of products with modified risk descriptions (such as use of “light,” “low,” and “mild”); prohibition on the distribution of free samples; a required health warning; and, as described in more detail below, premarket review requirements.

The “grandfather” date under the Final Rule for newly deemed products remains the same as the “grandfather” date for those tobacco products already subject to the FDA Tobacco Act – February 15, 2007.  Any tobacco product that was not legally marketed as of February 15, 2007, will be considered a new tobacco product subject to premarket review by the FDA.

The FDA has recognized that few, if any, e-cigarettes were on the market as of February 15, 2007, but thousands of such products (including RJR Vapor’s VUSE Digital Vapor Cigarette) subsequently have entered into commerce.  To address this issue, the FDA has established a compliance policy regarding its premarket review requirements for all newly deemed tobacco products that are not grandfathered products, but that were on the market as of August 8, 2016.  For these products, the FDA will allow such products to remain on the market so long as the manufacturer has filed the appropriate premarket review application by the applicable deadline: Substantial Equivalence Exemption Report – August 8, 2017; Substantial Equivalence Report – February 8, 2018; and Premarket Tobacco Product Application, referred to as a PMTA, – August 8, 2018. During the third quarter, and prior to August 8, 2016, RJR Vapor introduced into the market additional newly deemed tobacco products.

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

As part of its compliance policy, the FDA has stated that for any product for which the appropriate premarket review application has been timely filed, the manufacturer may continue to market the product for an additional year from the deadline for filing the appropriate application (i.e., August 8, 2019 for PMTAs) while the FDA reviews the application.  If the FDA rejects the premarket review application (even if the rejection occurs prior to the end of the one-year period), then the manufacturer must immediately remove that product from commerce.  At the end of the one-year compliance period, if the product has not yet been given market authorization, the Final Rule authorizes the FDA to take enforcement action.  However, if review of a pending premarket review application is substantially complete and the manufacturer has provided all required information, then the FDA may defer enforcement for a reasonable time period on a case-by-case basis.  For deemed products that were not on the market as of August 8, 2016, the above compliance policy does not apply and, instead, manufacturers must file the appropriate premarket review application and obtain FDA clearance before marketing such product.

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

Such statements are based on current expectations and are subject to risks, contingencies and other uncertainties, including, without limitation, those discussed in this Quarterly Report on Form 10-Q, and in particular, those discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (as updated by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016), and those discussed in other documents we file from time to time with the SEC. Due to these risks, contingencies and other uncertainties, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as provided by federal securities laws, RAI is not required to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

The table below provides information, as of September 30, 2016, about RAI’s financial instruments that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates for the years ending December 31:

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value(1)
Investments:
Variable-rate	$1,854	$61	$—	$—	$—	$—	$1,915	$1,915
Average interest rate	0.2%	2.8%	—	—	—	—	0.3%	—
Debt:
Fixed-rate	$—	$500	$1,250	$750	$1,521	$8,929	$12,950	$15,218
Average interest rate(2)	—	2.3%	2.3%	8.1%	5.0%	5.3%	5.0%	—

(1)	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted fair values.
(2)	Based upon coupon interest rates for fixed-rate instruments.

RAI’s exposure to foreign currency transactions was not material to its results of operations for the nine months ended September 30, 2016. RAI currently has no hedges for its exposure to foreign currency.

Item 4. Controls and Procedures

(a)

RAI’s chief executive officer and chief financial officer have concluded that RAI’s disclosure controls and procedures were effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures.

(b)

There have been no changes in RAI’s internal controls over financial reporting that occurred during the first nine months of 2016 that have materially affected, or are reasonably likely to materially affect, RAI’s internal controls over financial reporting.

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

The following table summarizes RAI’s purchases of its common stock during the third quarter of 2016:

	Total Number of Shares Purchased 1 2	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [3]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [3]
September 1 - 30, 2016	1,567,454	$48.04	1,565,698	$1,925
Third Quarter Total	1,567,454		1,565,698

[1]	During September 2016, RAI repurchased and cancelled 226 shares of its common stock with respect to the tax liability associated with vesting of restricted stock unit grants under the Omnibus Plan.
[2]

During September 2016, RAI repurchased and cancelled 1,530 shares of its common stock with respect to the tax liability associated with the issuance of shares under the Equity Incentive Award Plan for Directors of Reynolds American Inc.

[3]	During September 2016, RAI repurchased and cancelled 1,565,698 shares of its common stock in accordance with the Share Repurchase Program.

Item 6. Exhibits

Exhibit Number	Description

10.1

Share Repurchase Agreement, dated July 25, 2016, by Reynolds American Inc., Brown & Williamson Holdings, Inc. and Louisville Securities Limited (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated July 25, 2016.)

31.1	Certification of Chief Executive Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

31.2	Certification of Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

32.1*

Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016,  pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

REYNOLDS AMERICAN INC. (Registrant)

Dated: October 19, 2016	/s/ Andrew D. Gilchrist
Andrew D. Gilchrist
Executive Vice President and Chief Financial Officer
(principal financial officer)