Form 10-K
period 2016-12-31
REYNOLDS AMERICAN INC
filed 2017-02-09
CIK 1275283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of common stock held by non-affiliates of Reynolds American Inc. on June 30, 2016, was approximately $44 billion, based on the closing price of $53.93. Directors, executive officers and a significant shareholder of Reynolds American Inc. are considered affiliates for purposes of this calculation, but should not necessarily be deemed affiliates for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: January 23, 2017: 1,425,934,305 shares of common stock, par value $.0001 per share.

Documents Incorporated by Reference:

Portions of the Form 10-K/A of Reynolds American Inc. to be filed with the Securities and Exchange Commission on or before May 1, 2017, are incorporated by reference into Part III of this report.

Introduction

On January 17, 2017, Reynolds American Inc., referred to as RAI, announced that it had entered into a Merger Agreement, as defined below, with British American Tobacco p.l.c., a public company incorporated under the laws of England and Wales, referred to as BAT, BATUS Holdings Inc., a Delaware corporation and a wholly owned subsidiary of BAT, and Flight Acquisition Corporation, a North Carolina corporation and a wholly owned subsidiary of BAT, referred to as Merger Sub. Unless stated otherwise, all forward-looking information contained in this report does not take into account or give any effect to the impact of the BAT Merger, as defined below. For additional details regarding the BAT Merger, see “Business” contained in Part I, Item 1, of this report, “Risk Factors” contained in Part I, Item 1A, of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7, of this report, and Note 22 to RAI’s consolidated financial statements, contained in Part II, Item 8, of this report.

PART I

Item 1. Business

RAI is a holding company whose wholly owned operating subsidiaries include the second largest tobacco company in the United States, R. J. Reynolds Tobacco Company; the manufacturer and marketer of the leading super-premium cigarette brand, Santa Fe Natural Tobacco Company, Inc., referred to as SFNTC; the second largest smokeless tobacco products manufacturer in the United States, American Snuff Company, LLC, referred to as American Snuff Co.; R. J. Reynolds Vapor Company, referred to as RJR Vapor, a marketer of digital vapor cigarettes in the United States, manufactured on its behalf by R. J. Reynolds Tobacco Company; Niconovum USA, Inc. and Niconovum AB, marketers of nicotine replacement therapy products in the United States and Sweden, respectively; and until their sale on January 13, 2016, as described below, SFR Tobacco International GmbH, referred to as SFRTI, and various foreign subsidiaries affiliated with SFRTI. RAI was incorporated in the State of North Carolina on January 2, 2004, and its common stock is listed on the New York Stock Exchange, referred to as NYSE, under the symbol “RAI.” RAI’s headquarters are located in Winston-Salem, North Carolina. On July 30, 2004, the U.S. assets, liabilities and operations of Brown & Williamson Tobacco Corporation, now known as Brown & Williamson Holdings, Inc., referred to as B&W, an indirect, wholly owned subsidiary of BAT were combined with R. J. Reynolds Tobacco Company, a wholly owned operating subsidiary of R.J. Reynolds Tobacco Holdings, Inc., a wholly owned subsidiary of RAI, referred to as RJR. These transactions on July 30, 2004, generally are referred to as the B&W business combination. As a result of the B&W business combination and BAT Share Purchase, as defined below, BAT, through wholly owned subsidiaries, beneficially owns approximately 42% of RAI’s outstanding common stock.

References to RJR Tobacco prior to July 30, 2004, relate to R. J. Reynolds Tobacco Company, a New Jersey corporation. References to RJR Tobacco on and subsequent to July 30, 2004 and until June 12, 2015, relate to the combined U.S. assets, liabilities and operations of B&W and R. J. Reynolds Tobacco Company. Concurrent with the completion of the B&W business combination, RJR Tobacco became a North Carolina corporation. References to RJR Tobacco on and subsequent to June 12, 2015, relate to R. J. Reynolds Tobacco Company, a North Carolina corporation, and reflect the effects of the Lorillard Merger and Divestiture, described below.

Proposed Merger with BAT

On January 16, 2017, RAI, BAT, a subsidiary of BAT, and Merger Sub entered into an Agreement and Plan of Merger, referred to as the Merger Agreement, pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into RAI, referred to as the BAT Merger, with RAI surviving as a wholly owned subsidiary of BAT.

The BAT Merger has been approved by the independent directors of RAI who formed a committee to negotiate with BAT, referred to as the Transaction Committee, given BAT’s existing ownership stake in RAI and representation on RAI’s Board, and by the Boards of Directors of both companies.

At the effective time of the BAT Merger, each share of RAI common stock (other than any shares of RAI common stock owned by BAT or any of its subsidiaries and by shareholders of RAI who have properly asserted and not lost or effectively withdrawn appraisal rights) will be converted into the right to receive 0.5260 of a BAT American Depositary Share, referred to as a BAT ADS, and $29.44 in cash, without interest, and subject to adjustment to prevent dilution.

The BAT Merger is subject to customary closing conditions, including RAI and BAT shareholder approvals, including the approval of the BAT Merger by a majority of the shares of RAI common stock not owned, directly or indirectly, by BAT or its subsidiaries or any of RAI’s subsidiaries, and regulatory approvals. The Merger Agreement contains certain other termination rights for each of RAI and BAT, including the right of each party to terminate the Merger Agreement if the BAT Merger has not been completed on or before December 31, 2017, subject to an extension of five business days if, on December 31, 2017, BAT has not completed all or any portion of the financing it needs to fund the BAT Merger and the transactions contemplated by the Merger Agreement. Financing, however, is not a condition to the closing of the BAT Merger. Under certain circumstances, if the Merger Agreement is terminated, the terminating party must pay the non-terminating party a termination fee of $1 billion. In the event that the Merger Agreement is terminated due to an inability to obtain unconditional approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, referred to as the HSR Act, or any other antitrust laws, RAI will be entitled to receive a termination fee of $500 million from BAT. The BAT Merger is currently expected to close in the third quarter of 2017.

Each of RAI and BAT has made representations and warranties in the Merger Agreement. RAI and BAT each also have agreed to various covenants and agreements, including, among other things, to conduct their respective businesses in the ordinary course in all material respects during the period between the execution of the Merger Agreement and completion of the BAT Merger and not to engage in certain transactions during this period.

The foregoing description of the BAT Merger and the Merger Agreement is qualified in its entirety by reference to the Merger Agreement, a copy of which is attached as Exhibit 2.1 to RAI’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission, referred to as the SEC, on January 17, 2017, which is incorporated by reference herein.

There are a number of risks and uncertainties associated with the BAT Merger. For more information, see Item 1A. Risk Factors and “— Cautionary Information Regarding Forward-Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. In connection with the BAT Merger, BAT will file with the SEC a registration statement on Form F-4 that will include the proxy statement of RAI that also constitutes a prospectus of BAT. Shareholders are urged to read the proxy statement/prospectus on Form F-4 once it becomes available because it will contain important information about the BAT Merger, including relevant risk factors.

Lorillard Transactions

On June 12, 2015, RAI acquired Lorillard, Inc., n/k/a Lorillard, LLC, referred to as Lorillard, in a cash and stock transaction, valued at $25.8 billion, referred to as the Lorillard Merger. Also on June 12, 2015, a wholly owned subsidiary, n/k/a ITG Brands, LLC, referred to as ITG, of Imperial Brands, PLC, f/k/a Imperial Tobacco Group, PLC, referred to as Imperial, acquired for approximately $7.1 billion, in a transaction referred to as the Divestiture, certain assets (1) owned by RAI subsidiaries or affiliates relating to the cigarette brands WINSTON, KOOL and SALEM, and (2) owned by Lorillard subsidiaries or affiliates related to the cigarette brand MAVERICK and the “e-vapor” brand blu (including SKYCIG), as well as Lorillard’s owned and leased real property, and certain transferred employees, together with associated liabilities. As a result of the Divestiture, RAI recognized a pre-tax gain of approximately $3.2 billion. Additionally, on June 12, 2015, shortly after the completion of the Lorillard Merger, Lorillard Tobacco Company, LLC, a wholly owned subsidiary of Lorillard, referred to as Lorillard Tobacco, merged with and into RJR Tobacco, with RJR Tobacco continuing as the surviving entity, referred to as the Lorillard Tobacco Merger.

On June 12, 2015, concurrently with the completion of the Lorillard Merger and Divestiture, BAT indirectly (through a wholly owned subsidiary) purchased 77,680,259 shares of RAI common stock, prior to giving effect to RAI’s 2015 two-for-one stock split, referred to as the BAT Share Purchase, for approximately $4.7 billion, which was sufficient for BAT and its subsidiaries collectively to maintain their approximately 42% beneficial ownership in RAI. For additional information on the Lorillard Merger and Divestiture, and related transactions, see Item 8, notes 2 and 13 to consolidated financial statements.

Sale of International Rights to the NATURAL AMERICAN SPIRIT Brand

On January 13, 2016, RAI, through various subsidiaries, referred to as the Sellers, completed the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with SFRTI and other international companies that distributed and marketed the brand outside the United States, to JT International Holding BV, referred to as JTI Holding, a subsidiary of Japan Tobacco Inc., referred to as JTI, in an all-cash transaction of approximately $5 billion, and recognized a pre-tax gain of approximately $4.9 billion. The transaction did not include the rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks in the U.S. market, U.S. duty-free locations, and U.S. territories or in U.S. military outlets, all of which have been retained by SFNTC. With this transaction completed, the international rights to nearly all of RAI’s operating companies’ cigarette trademarks are now owned by international tobacco companies. For additional information on the transaction, see Item 8, notes 3 and 13 to consolidated financial statements.

Operating Segments

RAI’s reportable operating segments are RJR Tobacco, Santa Fe and American Snuff. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The Santa Fe segment consists of the primary operations of SFNTC. The American Snuff segment consists of the primary operations of American Snuff Co. Included in All Other, among other RAI subsidiaries, are RJR Vapor, Niconovum USA, Inc., Niconovum AB, and until their sale on January 13, 2016, as described above, SFRTI and various foreign subsidiaries affiliated with SFRTI. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI. For net sales and operating income attributable to each segment, see — “Overview and Business Initiatives” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Item 8, note 17 to consolidated financial statements.

RAI’s website address is www.reynoldsamerican.com. RAI’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, insider trading reports on Forms 3, 4 and 5 and all amendments to those reports are available through RAI’s website, as soon as reasonably practicable after such material is electronically filed with, or furnished to the SEC. RAI’s website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. RAI’s website is the primary source of publicly disclosed news about RAI and its operating companies.

All dollar amounts, other than per share amounts, are presented in millions, except as otherwise noted.

RAI Strategy

RAI’s strategy continues to focus on transforming tobacco to deliver sustainable earnings growth, strong cash flow and enhanced long-term shareholder value. This transformation strategy includes growing the core cigarette and moist-snuff businesses, focusing on innovation and engaging with adult tobacco consumers, while maintaining efficient and effective operations.

To achieve its strategy, RAI encourages the migration of adult smokers to smoke-free tobacco products and other non-combustible nicotine-containing products, which it believes aligns consumer preferences for new alternatives to traditional tobacco products in view of societal pressure to reduce smoking. RAI’s operating companies facilitate this migration through innovation, including the development of digital vapor cigarettes, CAMEL Snus, heat-not-burn cigarettes, and nicotine replacement therapy technologies. RAI remains committed to maintaining high standards of corporate governance and business conduct in a high-performing culture.

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

RJR Tobacco primarily conducts business in the highly competitive U.S. cigarette market. The international rights to substantially all of RJR Tobacco’s brands were sold in 1999 to JTI, and no international rights were acquired in connection with the B&W business combination in 2004 or the Lorillard Merger in 2015. The U.S. cigarette market, which has a few large manufacturers and many smaller participants, is a mature market in which overall adult consumer demand has declined since 1981, and is expected to continue to decline. Management Science Associates, Inc., referred to as MSAi, reported that U.S. cigarette shipments declined 2.4% in 2016, to 258.0 billion cigarettes, 0.1% in 2015 and 3.2% in 2014. From year to year, shipments are impacted by various factors including price increases, excise tax increases and wholesale inventory adjustments.

Profitability of the U.S. cigarette industry and RJR Tobacco continues to be adversely impacted by decreases in consumption, increases in state excise taxes and governmental regulations and restrictions, such as marketing limitations and product standards.

Competition

RJR Tobacco’s primary competitors are Philip Morris USA Inc. and ITG, as well as manufacturers of deep-discount brands. Deep-discount brands are brands manufactured by companies that are not original or subsequent participants in the Master Settlement Agreement, referred to as the MSA, and other state settlement agreements with the States of Mississippi, Florida, Texas and Minnesota, which together with the MSA are collectively referred to as the State Settlement Agreements. Accordingly, these manufacturers do not have cost structures burdened with payments related to State Settlement Agreements to the same extent as the original or subsequent participating manufacturers. For further discussion of the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” in Item 8, note 13 to consolidated financial statements.

Based on data collected by SymphonyIRI Group, Inc. and Capstone Research Inc., collectively referred to as IRI/Capstone, and processed and managed by MSAi, during each of 2016 and 2015, RJR Tobacco had an overall retail share of the U.S. cigarette market of 32.3%, reflecting the impact of the Lorillard Merger and Divestiture. During each of these same years, Philip Morris USA Inc. had an overall retail share of the U.S. cigarette market of 49.9%. RJR Tobacco believes that deep-discount brands made by small manufacturers had combined shipments of approximately 7% of total U.S. industry shipments during each of 2016 and 2015.

Domestic industry shipment volume and retail share of market data that appear in this document have been obtained from MSAi and IRI/Capstone, respectively. These organizations are the primary sources of volume and market share data relating to the tobacco industry. This information is included in this document because it is used primarily as an indicator of the relative performance of industry participants, brands and market trends. All share results that appear, except as noted otherwise, in this document are based on U.S. cigarette (or smokeless tobacco products, as applicable) shipments to retail outlets, referred to as STR data, based on information submitted by wholesale locations and processed and managed by MSAi. However, you should not rely on the STR data reported by MSAi as being a precise measurement of actual market share as the shipments to retail outlets do not reflect actual consumer sales and do not track all volume and trade channels. Accordingly, the STR data of the U.S. tobacco industry as reported by MSAi may overstate or understate actual market share. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

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

RJR Tobacco’s cigarette brand portfolio strategy is based upon two brand categories: drive and other. The drive brands consist of two premium brands, NEWPORT and CAMEL, and the largest traditional value brand, PALL MALL. These three drive brands are managed for long-term market share and profit growth, and receive the vast majority of RJR Tobacco’s equity support with an emphasis on the NEWPORT and CAMEL brands. The other brand category includes the premium brand, CAPRI, and the value brands, DORAL and MISTY, along with other smaller brands. All of the other brands receive limited marketing support and are managed to maximize profitability.

The key objectives of the portfolio strategy are designed to balance the long-term market share growth and profitability of the drive brands while managing the other brands for long-term sustainability and profitability. Consistent with that strategy, RJR Tobacco continues to evaluate some of its non-core cigarette styles for potential elimination.

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

Manufacturing and Distribution

RJR Tobacco owns its manufacturing facilities, located in the Winston-Salem, North Carolina area. RJR Tobacco has a total production capacity of approximately 115 billion cigarettes per year. RJR Tobacco distributes its cigarettes primarily through a combination of direct wholesale deliveries from two local distribution centers and public warehouses located throughout the United States.

RJR Tobacco has entered into various transactions with affiliates of BAT. RJR Tobacco sells contract-manufactured cigarettes, tobacco leaf and processed tobacco to BAT affiliates. In January 2016, RJR Tobacco received written notice from a BAT affiliate terminating the cigarette contract manufacturing agreement effective January 5, 2019. In July 2016, RJR Tobacco amended the contract manufacturing agreement with a BAT affiliate to permit an early transition of the cigarette production, covered by the agreement, to BAT facilities, which began in the fourth quarter of 2016. Net sales, primarily of cigarettes, to BAT affiliates represented approximately 2% of RAI’s total net sales in each of 2016 and 2015 and 4% in 2014. For additional information, see Item 8, notes 18 and 22 to consolidated financial statements.

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

Santa Fe

Overview

RAI’s reportable operating segment, Santa Fe, manufactures and markets super-premium cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand in the U.S.

Competition

Santa Fe competes in the U.S. cigarette market with its Natural American Spirit brand, which is the fastest growing super-premium cigarette brand and is a top 10 best-selling cigarette brand. It is priced higher than most other competitive brands. Competition in the cigarette category is based primarily on brand positioning, including price, product attributes and packaging, consumer loyalty, promotions, advertising and retail presence. Based upon data collected by IRI/Capstone and processed and managed by MSAi, during 2016 and 2015, Santa Fe had an overall retail share of the U.S. cigarette market of 2.2% and 1.9%, respectively.

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

In contrast to the declining U.S. cigarette market, U.S. moist snuff retail volumes grew approximately 3.6%, 2.0% and 2.3% in 2016, 2015 and 2014, respectively. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both.

Moist snuff has been the key driver to American Snuff’s overall growth and profitability within the U.S. smokeless tobacco market and accounted for approximately 91%, 90% and 89% of its revenue in 2016, 2015 and 2014, respectively. Profit margins on moist snuff products are generally higher than on cigarette products.

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

American Snuff’s retail share of the U.S. moist snuff market, according to data collected by IRI/Capstone and processed and managed by MSAi, was 33.4% and 33.7% in 2016 and 2015, respectively. GRIZZLY moist snuff had a market share of 30.8% and 30.9% in 2016 and 2015, respectively. American Snuff’s largest competitor is U.S. Smokeless Tobacco Company LLC, referred to as USSTC, which had approximately 54.7% and 54.0% of the U.S. moist snuff market share in 2016 and 2015, respectively.

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

American Snuff’s brand portfolio strategy consists of the drive brand GRIZZLY, a leading moist snuff brand in the United States, and non-support brands that consist of all other brands. American Snuff is focusing on growing market share and profitability of its GRIZZLY branded products through equity-building initiatives and promotions. American Snuff also offers GRIZZLY pouches, which provide pre-measured portions that are more convenient than traditional, loose moist snuff. Pouches are the fastest growing segment in the moist snuff category and represented approximately 20% of the total U.S. moist snuff market as of December 31, 2016. During 2016, demand for pouches continued to grow at more than triple the overall category rate.

Manufacturing and Distribution

American Snuff Co. owns its manufacturing facilities located in Memphis, Tennessee; Clarksville, Tennessee; and Winston-Salem, North Carolina. American Snuff distributes its products primarily through a combination of direct wholesale deliveries from a distribution center in North Carolina and public warehouses located throughout the United States.

Raw Materials

In its production of moist snuff, American Snuff uses U.S. fire-cured and air-cured tobaccos as well as foreign, primarily Brazilian, burley and air-cured leaf tobaccos. American Snuff purchases the majority of its U.S. fire-cured and air-cured leaf directly through contracts with tobacco growers. These short-term contracts are frequently renegotiated. American Snuff believes the relationship with its leaf suppliers is good, and there is a sufficient supply of leaf in the worldwide tobacco market to satisfy its current and anticipated production requirements.

All Other

RJR Vapor is the marketer of VUSE Digital Vapor Cigarette products, which include VUSE Solo, VUSE Fob and VUSE Vibe. The national expansion of VUSE was completed in early 2015, and it is available in more than 110,000 retail outlets across the United States. VUSE is the top-selling vapor product in convenience/gas stores, and its innovative digital technology is designed to deliver a consistent flavor and vapor experience. In March 2016, RJR Vapor introduced its VUSE Fob power unit. This next-level VUSE Fob, which integrates Bluetooth® technology, offers an on-device display with information about battery and cartridge levels. When paired with the VUSE App, the device can be locked, preventing the use of the device by minors and others. VUSE Fob is available online to adult tobacco consumers. RJR Vapor began national distribution, in November 2016, of its VUSE Vibe high-volume cartridge and closed-tank system with a rechargeable battery. VUSE Vibe offers more liquid than previous VUSE products, as well as a stronger and longer-lasting battery.

Since the fourth quarter of 2015, all production of VUSE Solo cartridges is performed at RJR Tobacco’s manufacturing facility, pursuant to a services agreement between RJR Tobacco and RJR Vapor. For additional information, see Item 8, note 6 to consolidated financial statements.

Niconovum USA, Inc. is a marketer of a nicotine replacement therapy gum, ZONNIC, which is available in about 35,000 retail outlets across the United States. Niconovum AB is a marketer of nicotine replacement therapy products in Sweden under the ZONNIC brand name.

On January 13, 2016, RAI, through the Sellers, completed the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with SFRTI and other international companies that distributed and marketed the brand outside the United States, to JTI Holding. For additional information, see Item 8, note 3 to consolidated financial statements.

Consolidated RAI

Customers

The largest customer of RJR Tobacco, Santa Fe and American Snuff is McLane Company, Inc., referred to as McLane. Sales to McLane, a distributor, constituted approximately 28% of RAI’s consolidated revenue in each of 2016 and 2015 and 31% in 2014. RJR Tobacco, Santa Fe and American Snuff sales to Core-Mark International, Inc., referred to as Core-Mark, a distributor, represented approximately 14%, 10% and 11% of RAI’s consolidated revenue in 2016, 2015 and 2014, respectively. No other customer accounted for 10% or more of RAI’s consolidated revenue during those periods. Sales of RJR Tobacco, Santa Fe and American Snuff to McLane and Core-Mark are not governed by any written supply contract. RJR Tobacco, Santa Fe and American Snuff believe that their relationships with McLane and Core-Mark are good. No significant backlog of orders existed at RJR Tobacco, Santa Fe or American Snuff as of December 31, 2016 or 2015.

Sales to Foreign Countries

RAI’s operating subsidiaries’ sales to foreign countries, including sales to BAT affiliates, for the years ended December 31, 2016, 2015 and 2014 were $351 million, $482 million and $497 million, respectively.

Raw Materials

In 2004, legislation was passed eliminating the U.S. government’s tobacco production controls and price support program. The buyout of tobacco quota holders provided for in the Fair and Equitable Tobacco Reform Act, referred to as FETRA, was funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax was applied. The aggregate cost of the buyout to the tobacco industry was approximately $9.9 billion, including approximately $9.6 billion payable to quota tobacco holders and growers through industry assessments over ten years, to 2014, and approximately $290 million for the liquidation of quota tobacco stock. The FETRA assessment expired in September 2014. RAI’s operating subsidiaries’ overall share of the buyout approximated $2.5 billion prior to the deduction of permitted offsets under the MSA. For additional information, see “— Tobacco Buyout Legislation” in Item 8, note 13 to consolidated financial statements.

Research and Development

The research and development activities of RAI’s operating subsidiaries are primarily conducted at RJR Tobacco’s facility in Winston-Salem, North Carolina through various intercompany service agreements. Scientists and engineers continue to explore the development of innovative products, packaging and processes, as well as harm reduction technologies, modified risk tobacco products and analytical methodologies. Another key activity for research and development is to assist RAI’s operating companies in complying with regulations of the U.S. Food and Drug Administration, referred to as the FDA, and to adhere to future FDA regulations and approval processes.

RAI’s operating subsidiaries’ research and development expense for the years ended December 31, 2016, 2015 and 2014, was $101 million, $107 million and $88 million, respectively.

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

On June 12, 2015, pursuant to the Divestiture, ITG acquired certain assets (1) owned by RAI subsidiaries or affiliates relating to the cigarette brands WINSTON, KOOL and SALEM, and (2) owned by Lorillard subsidiaries or affiliates related to the cigarette brand MAVERICK and the “e-vapor” brand blu (including SKYCIG).

On January 13, 2016, RAI, through the Sellers, completed the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with SFRTI and other international companies that distributed and marketed the brand outside the United States to JTI Holding. Pursuant to that transaction, RAI has agreed not to, and agreed to cause its controlled affiliates not to, engage in the business of producing, selling, distributing and developing natural, organic and additive-free combustible tobacco cigarettes and roll-your-own or make-your-own tobacco products outside of the United States, and JTI has agreed not to, and agreed to cause its controlled affiliates not to, engage in the conduct of such business in the United States, in each case, for five years following the closing of the transaction.

For additional information, see Item 8, notes 2, 3 and 5 to consolidated financial statements.

Regulation and Taxation

Tobacco products are subject to a variety of federal, state and local laws and regulations. Since 1966, federal law has required a warning statement on cigarette packaging. In 2009, the FDA Tobacco Act was adopted, granting the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products. In 2016, the FDA issued a regulation deeming certain products, including e-cigarettes, to be subject to the FDA Tobacco Act. Many state, local and municipal governments and agencies have adopted laws or regulations prohibiting or restricting the public use of tobacco products. Cigarettes and other tobacco products also are subject to substantial taxation at both the federal and state levels. For more information regarding the nature of the regulation and taxation of tobacco products, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Governmental Activity.”

Litigation and Settlements

Litigation, claims and other legal proceedings relating to the use of, exposure to, or purchase of tobacco products are pending or may be instituted in the future against RJR Tobacco (including as successor by merger to Lorillard Tobacco), American Snuff Co., SFNTC, RJR Vapor, RAI, Lorillard, other RAI affiliates, and indemnitees, including but not limited to B&W, sometimes referred to collectively as Reynolds Defendants. Reynolds Defendants have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. As of December 31, 2016, RJR Tobacco had paid approximately $239 million since January 1, 2014, related to unfavorable smoking and health litigation judgments.

RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco-related litigation claims against Reynolds Defendants, or the loss of any particular case concerning the use of smokeless tobacco products against American Snuff Co., when viewed on an individual case-by-case basis, is not probable or estimable, except for certain Engle Progeny cases, as described in “— Litigation Affecting the Cigarette Industry — Overview” in Item 8, note 13 to consolidated financial statements. RAI and its subsidiaries believe that they have valid bases for appeal of adverse verdicts in their pending cases and valid defenses to all actions and intend to defend all actions vigorously. Nonetheless, the possibility of material losses related to tobacco-related litigation is more than remote. Litigation is subject to many uncertainties, and generally it is not possible to predict the outcome of the litigation pending against Reynolds Defendants, or to reasonably estimate the amount or range of any possible loss. Moreover, notwithstanding the quality of defenses available to it and its affiliates in tobacco-related litigation matters, it is possible that RAI’s consolidated results of operations, cash flows or financial position could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters or difficulties in obtaining the bonds required to stay execution of judgments on appeal.

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

For disclosure of legal proceedings involving RAI and its operating subsidiaries, see Item 8, note 13 to consolidated financial statements. For a description of RAI’s and its operating subsidiaries’ accounting treatment for tobacco-related litigation contingencies, see Item 8, note 13 “—Tobacco Litigation — General — Accounting for Tobacco-Related Litigation Contingencies.” For additional information related to State Settlement Agreements, see Item 8, note 1 “— Cost of Products Sold”, and note 13 “— Litigation Affecting the Cigarette Industry — State Settlement Agreements — Enforcement and Validity; Adjustments,” to consolidated financial statements.

Employees

At December 31, 2016, RAI and its subsidiaries had approximately 5,500 full-time employees and approximately 50 part-time employees. The 5,500 full-time employees include approximately 3,700 RJR Tobacco employees, 500 Santa Fe employees and 600 American Snuff employees. No employees of RAI or its subsidiaries are unionized.

Executive Officers and Certain Significant Employees of the Registrant

The executive officers of RAI are set forth below:

Debra A. Crew. Ms. Crew, 46, became President and Chief Executive Officer of RAI on January 1, 2017, after serving as President and Chief Executive Officer – Elect since October 2016. Ms. Crew also became President of RAI Services Company, a wholly owned subsidiary of RAI, and referred to as RAISC, on January 1, 2017. In addition, she joined the Board of RAI effective January 1, 2017. Ms. Crew served as President and Chief Operating Officer of RJR Tobacco from October 2015 to October 2016. She was previously the President and Chief Commercial Officer of RJR Tobacco from October 2014 to September 2015. Prior to joining RJR Tobacco, Ms. Crew was the President and General Manager of PepsiCo North America Nutrition from August 2014 to September 2014. She served as President of PepsiCo Americas Beverage from September 2012 until August 2014. Ms. Crew was also President of the Western Europe Region of PepsiCo Europe from April 2010 to August 2012. Prior to joining PepsiCo, Inc. in 2010, Ms. Crew held various positions with Mars, Incorporated, Nestle S.A. and Kraft Foods, Inc. Ms. Crew served in the U.S. Army from 1993 to 1997, rising to the rank of captain and military intelligence officer. She serves on the board of directors of Stanley Black & Decker, Inc.

Michael P. Auger. Mr. Auger, 49, became President of RAI Trade Marketing Services Company on November 14, 2016. He was Executive Vice President — Trade Marketing of RJR Tobacco from January 1, 2015 to December 31, 2016. Mr. Auger served as Vice President — Trade Marketing Development of RJR Tobacco from May 2011 to December 2014. Prior to 2011, Mr. Auger held numerous managerial positions with RJR Tobacco, including Area Vice President from May 2006 to April 2011. Prior to this, Mr. Auger held various additional positions with both RJR Tobacco and B&W. Mr. Auger currently serves on the Eckerd College Alumni Leadership Council and serves on the board of directors for Big Brothers Big Sisters Services, Inc. in Winston-Salem.

Lisa J. Caldwell. Ms. Caldwell, 56, has been Executive Vice President and Chief Human Resources Officer of RAI since May 2009, RAISC since January 2010 and RJR Tobacco since October 2014. Ms. Caldwell has served on the board of directors of RAISC since January 2010. She was previously Executive Vice President and Chief Human Resources Officer for RJR Tobacco from May 2009 to January 2010. Ms. Caldwell served as Executive Vice President — Human Resources of RAI and RJR Tobacco from June 2008 to May 2009. She served as Senior Vice President — Human Resources of RAI from November 2006 to June 2008, after having served as Vice President — Human Resources of RAI from September 2004 to November 2006. She also served as Senior Vice President — Human Resources of RJR Tobacco from July 2007 to June 2008, after having served as Vice President — Human Resources of RJR Tobacco from January 2002 to November 2006. Prior to 2002, Ms. Caldwell held numerous human resources positions with RJR Tobacco since joining RJR Tobacco in 1991. Ms. Caldwell serves on the Wake Forest University School of Business board of visitors and the board of directors for the Industries for the Blind Solutions (IFB Solutions).

Susan M. Cameron. Ms. Cameron, 58, resigned as the President and Chief Executive Officer of RAI on October 19, 2016, effective as of the close of business on December 31, 2016, and was elected by RAI’s Board of Directors to serve as Executive Chairman of the Board, effective January 1, 2017. Ms. Cameron had served as President and Chief Executive Officer of RAI since May 2014. Ms. Cameron also served as President of RAISC, from May 2014 to December 31, 2016, after previously serving as the President and Chief Executive Officer of RAI from 2004 through her retirement in February 2011. She also served as the Chairman of the Board of RAI from 2006 to October 2010. In addition, Ms. Cameron served as Chairman of the Board of RJR Tobacco from July 2004 to May 2008. From July 2004 to December 2006, she also served as Chief Executive Officer of RJR Tobacco. She served as President and Chief Executive Officer of B&W from 2001 to 2004, and also served as a director of B&W from 2000 to 2004, and Chairman of the Board from January 2003 to 2004. Prior to 2001, Ms. Cameron held various marketing positions with B&W and BAT after joining B&W in 1981. Ms. Cameron served on the Board of RAI from January 2004 through her retirement in February 2011 and then recommenced serving on the Board in December 2013. She also is a member of the boards of directors of R. R. Donnelley & Sons Company and Tupperware Brands Corporation. In addition, Ms. Cameron is a member of the board of visitors of the Wake Forest University School of Business.

Daniel A. Fawley. Mr. Fawley, 59, has served as Senior Vice President and Treasurer of RAI, RJR Tobacco and RJR since September 2004, and Senior Vice President and Treasurer of RAISC since January 2010. Since joining RJR in 1999, he was Vice President and Assistant Treasurer of RJR until August 2004. Mr. Fawley is a member of the boards of directors of the Reynolds American Foundation, Santa Fe Natural Tobacco Company Foundation, Novant Health Clemmons Medical Center Foundation, the Arts Council Endowment Fund, Inc. and the Finance Advisory Board for the Finance Academy. Mr. Fawley also serves on the Abbott Capital Private Equity Advisory Board.

McDara P. Folan, III. Mr. Folan, 58, has been Senior Vice President, Deputy General Counsel and Secretary of RAI since July 2004, and Senior Vice President, Deputy General Counsel and Secretary of RAISC since January 2010. He also serves as Assistant Secretary of RJR Tobacco. Prior to 2004, Mr. Folan served in various positions with RJR and RJR Tobacco since joining RJR in 1999.

Mr. Folan serves on the board of trustees for Salem College and Academy and the boards of directors of the Downtown Winston-Salem Foundation, the Arts Council Endowment Fund, Inc. and the UNC School of the Arts Foundation, Inc.

Joseph P. Fragnito. Mr. Fragnito, 44, became President and Chief Commercial Officer of RJR Tobacco on October 24, 2016. Mr. Fragnito served as the President of the U.S. Beverages and Snack Nuts business unit of The Kraft Heinz Company from June 2015 to August 2016. He was Vice President of Marketing for a number of key brands for Kraft Foods Group, Inc., referred to as Kraft Foods Group, from July 2013 to June 2015, at which time Kraft Foods Group merged with H.J. Heinz Company. Mr. Fragnito was Senior Director of Marketing for Kraft Foods Group from January 2011 to June 2013. Prior to 2011, he served in various other marketing and innovations roles with Kraft Foods Group after joining Kraft in 2000.

Andrew D. Gilchrist. Mr. Gilchrist, 44, has been Executive Vice President and Chief Financial Officer of RAI, and Executive Vice President, Chief Financial Officer and Chief Information Officer of RAISC since March 1, 2015. Mr. Gilchrist was the Executive Vice President of RAI from October 2014 to March 2015. He previously served as President and Chief Commercial Officer of RJR Tobacco from January 1, 2011 to September 30, 2014. He previously served as Executive Vice President and Chief Financial Officer of RJR Tobacco and Executive Vice President and Chief Information Officer of RAISC from January 2010 to December 2010. He previously served as Executive Vice President, Chief Financial Officer and Chief Information Officer of RJR Tobacco from July 2008 until January 2010. Mr. Gilchrist has served on the board of directors of RAISC since March 2015 and served on the board of directors of RJR Tobacco from May 2008 to March 2015. He also served as Senior Vice President and Chief Financial Officer of RJR Tobacco from November 2006 to July 2008, after having served as Vice President — Integrated Business Management of RJR Tobacco from January 2006 to November 2006. Prior to 2006, Mr. Gilchrist served as Senior Director — Business Development since joining RAI in 2004. Prior to July 2004, Mr. Gilchrist held various positions with B&W and its parent company, BAT. Mr. Gilchrist serves on the board of directors for the Winston-Salem Alliance.

Nancy H. Hawley. Ms. Hawley, 54, has been Executive Vice President of Operations at RJR Tobacco since October 2015. Ms. Hawley previously served as Senior Vice President of Operations for RJR Tobacco from July 2014 to October 2015. Prior to that, Ms. Hawley was Vice President of Manufacturing for RJR Tobacco from October 2008 through June 2014. Ms. Hawley joined RJR Tobacco in 1984 as a staff engineer and held a number of operations positions. Ms. Hawley currently serves on the boards of directors for the Foundation of Forsyth Technical College and the Reynolds American Foundation. In addition, Ms. Hawley currently serves as a member of the United Way Basic Needs Impact Committee and serves as a member of the Wake Forest School of Business Alumni Development Council.

Daniel J. Herko. Mr. Herko, 56, has been Executive Vice President – Scientific and Regulatory Affairs of RAISC since January 1, 2016, and Executive Vice President – Research and Development of RJR Tobacco since October 2015. Mr. Herko served as Executive Vice President of RAISC from October 2015 until December 2015. Mr. Herko previously served as Senior Vice President – Research and Development of RJR Tobacco from March 2008 to September 2015, after serving as Vice President – Product Development from November 2007 to March 2008. Mr. Herko joined RJR Tobacco in 1980 in the manufacturing division and held a variety of production positions in manufacturing before joining JTI, following the sale of the international tobacco business to JTI in 1999. In 2002, Mr. Herko returned to RJR Tobacco as Director of Product Development until becoming Senior Director of Product Development in 2005. He serves on the board of directors of the Riverwood Therapeutic Riding Center.

Martin L. Holton III. Mr. Holton, 59, has been Executive Vice President, General Counsel and Assistant Secretary of RAI and RAISC and Executive Vice President and General Counsel of RJR Tobacco since January 2011. Mr. Holton previously served as Senior Vice President and Deputy General Counsel of RAISC from January 2010 through December 2010 and Senior Vice President, General Counsel and Secretary of RJR Tobacco from November 2006 through December 2010. In addition, Mr. Holton has served on the board of directors of RAISC since January 2011. Previously, Mr. Holton served as Senior Vice President, Deputy General Counsel and Secretary of RJR Tobacco from February 2005 to November 2006 and Vice President and Assistant General Counsel — Litigation from July 2004 to February 2005. Mr. Holton serves on the board of managers for YMCA Camp Hanes and the boards of directors for the Winston-Salem Symphony and the United Way Forsyth County.

Cressida Lozano. Ms. Lozano, 43, has served as Executive Vice President — Consumer Marketing of RJR Tobacco since March 2016, after having served as Senior Vice President — Cigarettes of RJR Tobacco from March 2015 to March 2016. Ms. Lozano served as Vice President – Trade and Consumer Marketing of SFNTC from January 2012 to February 2015, and also was on the Board of SFNTC from December 2011 to February 2015. She also served as Vice President – Brand Stewardship for RJR Tobacco during January 2010, after previously serving as Vice President – Brand Stewardship for Reynolds Innovations Inc. from January 2009 to December 2009. Ms. Lozano was Vice President – Camel Business Unit of RJR Tobacco from January 2006 to January 2009, after serving as Vice President – Marketing for SFNTC from July 2003 to January 2006. Ms. Lozano is also the Chairman and President of the Santa Fe Natural Tobacco Company Foundation.

J. Brice O’Brien. Mr. O’Brien, 48, has served as Executive Vice President — Public Affairs and Chief Communications Officer for RAI, RJR Tobacco, RAISC, RAI Innovations Inc. and RJR Vapor since March 2016. Previously, Mr. O’Brien served as Executive Vice President — Consumer Marketing of RJR Tobacco from January 2010 to February 2016, after having served as President of Reynolds Innovations Inc. since January 2009 to December 2009. Mr. O’Brien served as Senior Vice President — Consumer Marketing of RJR Tobacco from January 2006 until January 2009, after serving as Vice President — Marketing from October 2004 through December 2005. Prior to 2004, Mr. O’Brien held various positions with RJR Tobacco after joining RJR Tobacco in 1995.

Frederick W. Smothers. Mr. Smothers, 53, has served as Senior Vice President and Chief Accounting Officer of RAI since January 2008 and RAISC since January 2010. Mr. Smothers served as Vice President and Corporate Controller of RAI from October 2007 to December 2007. Prior to joining RAI, Mr. Smothers was an independent management consultant from 2002 until 2007, serving as Chief Executive Officer of ATRS Consulting from 2005 until October 2007, providing general management consulting to consumer products and manufacturing clients, including RAI. Prior to 2002, Mr. Smothers was employed by the accounting firm of Deloitte & Touche LLP, including four years as partner.

Other significant employees of the Registrant include the chief executive officers of SFNTC and American Snuff Co., as listed below:

Michael A. Little. Mr. Little, 57, has served as President of SFNTC since December 2011. Previously, he served as Senior Vice President — Manufacturing of SFNTC from January 2002 until November 2011. Prior to 2002, Mr. Little held various positions with SFNTC after joining SFNTC in 1995.

Randall M. (Mick) Spach. Mr. Spach, 58, has been President of American Snuff Co. since January 2011. Previously he served as Vice President — Operations of American Snuff Co. from February 2009 until December 2010. Mr. Spach served as Vice President — Manufacturing/R&D of American Snuff Co. from August 2007 to February 2009. He served as Assistant Vice President — Manufacturing at American Snuff Co. from 2001 to August 2007. Between 1977 and 2001, Mr. Spach held various positions with American Snuff Co.

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

The tobacco-related legal actions range from individual lawsuits to class-actions and other aggregate claim lawsuits. In Engle v. R. J. Reynolds Tobacco Co., the Florida Supreme Court issued a ruling that, while determining that the case could not proceed further as a class action, permitted members of the Engle class to file individual claims, including claims for punitive damages, through January 11, 2008. The decision preserved several of the Engle jury findings for use in adjudicating these subsequent individual actions, which are now known as Engle Progeny cases. As of December 31, 2016, RJR Tobacco had been served in 2,822 pending Engle Progeny cases filed on behalf of approximately 3,645 individual plaintiffs. Many of these cases are in active discovery or nearing trial. In all Engle Progeny cases tried to date, a central issue has been the proper use of the preserved Engle findings. RJR Tobacco has argued that use of the Engle findings to establish individual elements of claims (such as defect, negligence and concealment) is a violation of federal due process. In 2013, both the Florida Supreme Court and the U.S. Court of Appeals for the Eleventh Circuit rejected that argument.

The Engle Progeny cases have resulted in increased litigation and trial activity, including an increased number of adverse verdicts, and increased expenses. Through December 31, 2016, RJR Tobacco or Lorillard Tobacco cumulatively paid $297.9 million in compensatory and punitive damages and $107.7 million for attorneys’ and statutory interest, for a total of $405.6 million, in these cases. In addition, outstanding jury verdicts in favor of the Engle Progeny plaintiffs had been entered against RJR Tobacco or Lorillard Tobacco in the amount of $212.2 million in compensatory damages (as adjusted) and in the amount of $227.3 million in punitive damages, for a total of $439.5 million. All of these verdicts are in various stages in the appellate process and have been bonded as required by Florida law under the $200 million bond cap passed by the Florida legislature in 2009. Bills are pending in the Florida legislature that would repeal the existing $200 million bond cap. Such a repeal, depending upon the amount of any adverse judgment, could increase the amount RJR Tobacco would be required to bond. Although RJR Tobacco cannot currently predict when or how much it may be required to bond and pay, RJR Tobacco will likely be required to bond and pay additional judgments as the litigation proceeds. For a more complete description of this litigation, see “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in Item 8, note 13 to consolidated financial statements.

Class-action suits have been filed in a number of states against individual cigarette manufacturers, including RJR Tobacco, and their parents, including RAI, alleging that the use of the terms “lights” and “ultra-lights” constitutes unfair and deceptive trade practices. In 2008, the U.S. Supreme Court ruled that neither the Federal Cigarette Labeling and Advertising Act nor the Federal Trade Commission’s regulation of “tar” and nicotine disclosures preempts (or bars) such claims. This ruling limits certain defenses available to RJR Tobacco and other cigarette manufacturers and has led to the filing of additional lawsuits. In addition, several class actions have been filed against SFNTC and RAI asserting that use of the terms “natural”, “additive-free” and “organic” in the product labeling and advertising for SFNTC’s NATURAL AMERICAN SPIRIT cigarette brand violates state disclosure, and deceptive and unfair trade practice, statutes. In addition, RJR Tobacco tendered to JTI the defense of the health-care cost reimbursement actions that Canadian provinces filed against RJR Tobacco and one of its affiliates, and RJR Tobacco also requested indemnification. JTI has accepted the defense of these cases, subject to full reservation of rights. In the event RJR Tobacco, SFNTC or their affiliates and indemnitees, or JTI lose one or more of the pending class-action or health-care reimbursement suits, RJR Tobacco, SFNTC or their affiliates and indemnitees could face, depending upon the amount of any damages ordered, difficulties in their ability to pay the judgment or obtain any bond required to stay execution of the judgment. For a more complete description of class-action litigation, see “— Class-Action Suits” in Item 8, note 13 to consolidated financial statements.

In 1999, the U.S. Department of Justice bought an action against RJR Tobacco, Lorillard Tobacco, B&W, and other tobacco companies pursuant to the civil provisions of the federal Racketeer Influenced and Corrupt Organizations Act, referred to as RICO. The government sought, among other remedies, disgorgement of profits in an amount of approximately $280 billion allegedly earned as a consequence of a RICO racketeering “enterprise” and injunctive relief. In February 2005, an appellate court ruled that disgorgement was not an available remedy. In 2006, the trial court found certain defendants, including RJR Tobacco, liable for the RICO claims (but did not impose any direct financial penalties), enjoined the defendants from committing future racketeering acts, and ordered the defendants to issue “corrective communications” on five subjects, including smoking and health and addiction. The trial court’s “corrective-statements” remedy is subject to continuing proceedings to determine, among other things, whether the “corrective statements” will have to be displayed at retail points-of-sale. Implementation of the “corrective-statements” remedy could cause RJR Tobacco to incur significant compliance costs, have an adverse effect on the sales of RJR Tobacco’s products, and impact legal actions pending against Reynolds Defendants. For a more complete description of this litigation, see “— Health-Care Cost Recovery Cases — U.S. Department of Justice Case” in Item 8, note 13 to consolidated financial statements.

It is likely that legal actions, proceedings and claims arising out of the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of cigarettes and other tobacco products will continue to be filed against Reynolds Defendants and other tobacco companies for the foreseeable future. Actions by the FDA may further trigger such legal actions, proceedings and claims against RAI and its subsidiaries.

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

As a result of the Lorillard Merger, RAI, through its subsidiaries, acquired Lorillard’s NEWPORT brand, the leading U.S. menthol cigarette brand. NEWPORT menthol cigarette styles were added to the brand portfolio of RAI’s operating companies, a portfolio which includes other brands with menthol styles. RAI estimates that approximately 50% of its total net sales were attributable to menthol cigarettes for the year ended December 31, 2016. See Item 8, note 2 to consolidated financial statements.

In 2013, the FDA issued its preliminary scientific evaluation regarding menthol cigarettes, concluding that menthol cigarettes adversely affect initiation, addiction and cessation compared to non-menthol cigarettes. In 2013, the FDA also issued an Advance Notice of Proposed Rulemaking, seeking comments on various issues relating to the potential regulation of menthol cigarettes. Although it is not possible to predict whether or when the FDA will take actions, if the FDA or any other governmental authority were to adopt regulations banning or severely restricting the use of menthol in tobacco products or the sale of menthol cigarettes, those regulations could have a material adverse effect on sales of the NEWPORT brand, and the menthol styles of other brands in the portfolio of RAI’s operating companies. Such an effect on sales could have an adverse effect on the results of operations, cash flows and financial position of RAI and its subsidiaries.

In addition to regulatory action affecting the use of menthol in cigarettes, the FDA could regulate tobacco products, including electronic cigarettes, in other aspects that could have an adverse effect on the results of operations, cash flows and financial position of RAI and its subsidiaries.

The FDA Tobacco Act grants the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products. FDA actions taken pursuant to the FDA Tobacco Act could result in a decrease in cigarette and smokeless tobacco product sales in the United States, including sales of RJR Tobacco’s, American Snuff Co.’s and SFNTC’s brands, and has resulted in an increase in costs to RJR Tobacco, American Snuff Co. and SFNTC, which could have an adverse effect on the results of operations, cash flows and financial position of RAI and its subsidiaries.

The ability of RAI’s operating companies to introduce new tobacco products, a critical component of RAI’s strategy of focusing on innovation to transform the tobacco industry, could be adversely affected by FDA rules and regulations. Under the FDA Tobacco Act, for a manufacturer to launch a new tobacco product or modify an existing tobacco product after March 22, 2011, the manufacturer must obtain an order from the FDA’s “Center for Tobacco Products,” referred to as the CTP, allowing the new or modified product to be marketed. Similarly, a manufacturer that introduced a product between February 15, 2007, and March 22, 2011, was required to file a substantial equivalence report with the CTP demonstrating either (1) that the new or modified product had the same characteristics as a product commercially available as of February 15, 2007, referred to as a predicate product, or (2) if the new or modified product had different characteristics than the predicate product, that it did not raise different questions of public health. A product subject to such report is referred to as a provisional product. A manufacturer may continue to market a provisional product unless and until the CTP issues an order that the provisional product is not substantially equivalent, referred to as an NSE order, in which case the FDA could then require the manufacturer to remove the provisional product from the market. On September 15, 2015, the CTP issued four NSE orders to RJR Tobacco, determining that four cigarette styles were not substantially equivalent to their respective predicate products, and ordering that RJR Tobacco immediately stop all distribution, importation, sale, marketing and promotion of these provisional products. RJR Tobacco has complied with these NSE orders. Although the sales of the provisional products subject to the foregoing NSE orders are not material to RJR Tobacco, substantially all of RAI’s operating companies’ products currently on the market are provisional products. If the CTP were to issue NSE orders with respect to other provisional products of RAI’s operating companies, such orders, if not withdrawn or invalidated, would have an adverse impact on the sales of the products subject to the orders, and could have an adverse impact on the results of operations, cash flows and financial position of RAI and its subsidiaries.

On May 10, 2016, the FDA issued a final regulation deeming e-cigarettes and certain other tobacco products to be subject to the FDA’s regulatory authority under the FDA Tobacco Act. As a result, such newly “deemed” tobacco products will be subject to many of the same requirements of the FDA Tobacco Act that currently apply to cigarettes and smokeless tobacco products. Under the final regulation, any newly “deemed” tobacco products, including e-cigarettes, that were not on the market as of February 15, 2007, will be considered a new tobacco product subject to premarket review by the FDA. Neither RJR Vapor’s VUSE e-cigarette, nor virtually any other e-cigarette, was on the market as of such date. As a result, e-cigarette manufacturers, including RJR Vapor, will not be able to utilize the substantial equivalence pathway for clearing these products, but instead will have to file premarket tobacco product applications. These applications must be filed by August 8, 2018, for e-cigarette products in the market as of August 8, 2016. A manufacturer that files a premarket application for such a product may continue to market the product for a certain period of time pending the FDA’s review of the application. For products that were not in the market by August 8, 2016, manufacturers must file and await clearance of such premarket applications before placing such products into commerce.

For the FDA to clear a premarket tobacco product application covering an e-cigarette, the applicant must show that the marketing of the e-cigarette would be appropriate for the protection of the public health. At present, there is substantial uncertainty over how the FDA will interpret that standard when determining whether to clear an e-cigarette premarket tobacco application. If RJR Vapor is unable to obtain FDA clearance, or obtains FDA clearance on a delayed basis, of premarket applications for VUSE and other e-cigarette products, then there could be an adverse effect on RJR Vapor’s business which could have an adverse effect on the results of operations, cash flows, and financial position of RAI and its subsidiaries, including RJR Vapor.

On August 27, 2015, the FDA sent a warning letter to SFNTC claiming that SFNTC’s use of the terms “Natural” and “Additive Free” in the product labeling and advertising for Natural American Spirit cigarettes violates the Modified Risk Tobacco Products provision of the FDA Tobacco Act.  Following discussions between the parties, on January 23, 2017, the FDA and SFNTC reached an agreement whereby, among other things, SFNTC committed to phasing out use of the terms “Natural” and “Additive Free” from product labeling and advertising for Natural American Spirit cigarettes on an established timeframe.  The agreement also specifies that SFNTC may continue to use the term “Natural” in the Natural American Spirit brand name and trademarks.  SFNTC’s scheduled deletion of the terms “Natural” and “Additive Free” from the labeling and advertising of its Natural American Spirit cigarettes could have an adverse effect on the sale of such cigarettes and, as a result, on the results of operations, cash flows and financial position of SFNTC and RAI.

Further, the FDA has the authority to require the reduction of nicotine levels under the FDA Tobacco Act and also may require reduction or elimination of other constituents. For instance, the FDA has proposed a rule that, if adopted, would require the reduction, over a three-year period, of the levels of N-nitrosonornicotine (NNN) contained in smokeless tobacco products.  The adoption of this proposed rule is currently suspended by virtue of a federal regulatory freeze imposed by the U.S. President.  It is not known whether or when this proposed rule will be adopted, and, if adopted, whether the final rule will be the same as or similar to the proposed rule.  If the proposed rule is adopted, however, in its current form (or in a form substantially similar to its current form), management expects that compliance or the inability to comply could have a material adverse effect on the results of operations, cash flows and financial position of American Snuff and RAI.

For a detailed description of the FDA Tobacco Act, see “— Governmental Activity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

Significant monetary obligations imposed under the State Settlement Agreements into perpetuity, may have an adverse effect on the results of operations, cash flows and financial position of RAI and RJR Tobacco. Certain amounts incurred pursuant to the MSA have been disputed by RJR Tobacco and are subject to future arbitration proceedings that may result in rulings that reduce or eliminate the recovery of disputed amounts by RJR Tobacco.

In 1998, RJR Tobacco, Lorillard Tobacco and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. The State Settlement Agreements, of which the MSA is the most wide-reaching, impose a perpetual stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers, and place significant restrictions on their ability to market and sell tobacco products in the future. They have materially adversely affected RJR Tobacco’s shipment volumes, and they may have an adverse effect on the results of operations, cash flows and financial position of RAI and RJR Tobacco in future periods.

RJR Tobacco and Lorillard Tobacco disputed a total of $5.6 billion and $1.2 billion, respectively, in potential MSA non-participating manufacturer adjustment, referred to as the NPM Adjustment, claims for the years 2003 through 2014. A nationwide arbitration, referred to as the Arbitration Panel, was initiated with respect to the 2003 NPM Adjustment claim.

During the arbitration of the 2003 NPM Adjustment claim, RJR Tobacco, Lorillard Tobacco, SFNTC and certain other participating manufacturers, referred to as the PMs, and certain “signatory” states entered into a binding Term Sheet that set forth terms to resolve NPM Adjustment claims for 2003 through 2012. The Term Sheet also set forth a restructured NPM Adjustment process to be applied to future volume years, starting with the 2013 volume year. Under the settlement, RJR Tobacco is to receive more than $1.1 billion worth of credits, a portion of which has been applied to its MSA payments in 2014, 2015 and 2016, with the remainder to be applied against its 2017 and 2018 MSA payments. In addition, RJR Tobacco, SFNTC and certain other participating manufacturers entered into a settlement agreement with the state of New York that resolved NPM Adjustment claims for 2004 through 2014 and put in place a new method to determine future adjustment from 2015 forward as to New York.

In September 2013, the Arbitration Panel issued final awards on the 2003 NPM Adjustment claim. Unfavorable rulings against two states remain unresolved and are subject to lawsuits in those respective state courts. After the above NPM Adjustment settlements, $1.9 billion and $400 million of the 2004 through 2014 NPM Adjustment remain in dispute for RJR Tobacco and Lorillard Tobacco, respectively. The arbitration proceeding of the 2004 NPM Adjustment claim is underway. RJR Tobacco’s and Lorillard Tobacco’s remaining claim with respect to 2004 is approximately $251 million.

Due to the uncertainty over the final resolutions of the NPM Adjustment asserted by RJR Tobacco and Lorillard Tobacco, no assurances can be made related to the amounts, if any, that will be realized or any amounts (including interest) that will be owed.

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

RAI’s subsidiaries’ U.S. combustible cigarette brands include, among others, NEWPORT, CAMEL, PALL MALL and NATURAL AMERICAN SPIRIT. RAI’s sales in the United States attributable to combustible cigarettes represented approximately 89% of RAI’s 2016 net sales. U.S. cigarette consumption has declined since 1981 for a variety of reasons including, for example, price increases, restrictions on advertising and promotions, smoking prevention campaigns, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, governmental and private restrictions on the locations where smoking is permitted, increased pressure from anti-tobacco groups, and migration to smoke-free products. U.S. consumption is expected to continue to decline. MSAi reported that, on a year-over-year basis, U.S. cigarette shipments declined 2.4% in 2016, 0.1% in 2015 and 3.2% in 2014.

The sale of the international rights to the NATURAL AMERICAN SPIRIT brand name to JTI Holding in early 2016 increased the reliance of RAI’s operating subsidiaries on the U.S. cigarette market. In addition, pursuant to that transaction, RAI has agreed not to, and agreed to cause its controlled affiliates not to, engage in the business of producing, selling, distributing and developing natural, organic and additive-free combustible tobacco cigarettes and roll-your-own or make-your-own tobacco products outside of the United States for a period of five years after the closing.

In addition, RAI’s subsidiaries’ brands are subject to consumer price sensitivities, with certain brands subject to greater price sensitivities than others or competitors’ brands. Some consumers may switch to a lower-priced brand than the brands offered by RAI’s subsidiaries. As a result of the acquisition of Lorillard’s subsidiaries’ brands, which principally consist of NEWPORT, RAI’s subsidiaries’ concentration of premium and super-premium brands increased significantly and in 2016, accounted for approximately 73% of RAI’s subsidiaries’ cigarette volume. As a result, RAI’s subsidiaries are more susceptible to consumer price sensitivities following the Lorillard Merger. A downturn in the economy or other adverse financial or economic conditions could increase the number of consumers switching to a lower-priced brand.

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

Further, while VUSE, an RJR Vapor e-cigarette product, is currently the number one e-cigarette product sold in convenience/gas stores, sales of closed system products like VUSE continue to decline in comparison to the sale of tanks and liquid nicotine containers typically sold in vapor shops and on-line. The future success of VUSE and other RJR Vapor e-cigarette offerings, including VUSE Vibe, will depend on the ability to innovate in an evolving category of alternative tobacco products.

In addition, RAI’s operating companies may not be able to establish or maintain relationships, on favorable commercial terms, with vendors willing to produce alternative products, or components or raw materials used in such products, resulting in additional expenditures for RAI’s operating companies.

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

RAI’s largest operating subsidiaries are subject to significant limitations on advertising and marketing of tobacco products, which could harm the value of their existing brands and their ability to launch new brands, and could have an adverse effect on the results of operations, cash flows and financial position of these companies and RAI.

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

Fluctuations in the availability, quality and price of raw materials and commodities, including tobacco leaf, used in the products of RAI’s subsidiaries could have an adverse effect on the results of operations, cash flows and financial position of RAI and its operating subsidiaries.

Possible fluctuations in the availability, quality and price of raw materials and commodities, including tobacco leaf, used in RAI’s operating subsidiaries’ products could cause profits to decline which could have an adverse effect on the results of operations, cash flows and financial position of RAI and its operating subsidiaries.

RAI’s operating subsidiaries rely on a limited number of suppliers for certain raw materials. An interruption in service from any of these suppliers could have an adverse effect on the results of operations, cash flows and financial position of RAI.

RAI’s operating subsidiaries rely on a limited number of suppliers for raw materials. If a supplier fails to meet any of RAI’s operating subsidiaries’ demands for raw materials, any such operating subsidiary may fail to operate effectively and may fail to meet shipment demand, which could have an adverse effect on the results of operations, cash flows and financial position of such subsidiary and RAI.

Fire, violent weather conditions and other disasters that affect manufacturing and other facilities of RAI’s operating subsidiaries, or of their suppliers and vendors, could have an adverse effect on the results of operations, cash flows and financial position of RAI and its operating subsidiaries.

A major fire, violent weather conditions or other disasters that affect manufacturing and other facilities of RAI’s operating subsidiaries, or of their suppliers and vendors, could have a material adverse effect on the operations of RAI’s operating subsidiaries. In particular, RJR Tobacco’s cigarette manufacturing is conducted primarily at a single facility. Additionally, SFNTC’s cigarette manufacturing is conducted at a single facility. Despite RAI’s insurance coverage for some of these events, a prolonged interruption in the manufacturing operations of RAI’s operating subsidiaries could have a material adverse effect on the ability of such subsidiaries to effectively operate their businesses, which could have an adverse effect on the results of operations, cash flows and financial position of RAI and its operating subsidiaries.

Certain of RAI’s operating subsidiaries may be required to write down intangible assets, including goodwill, due to impairment, thus reducing operating profit.

Intangible assets include goodwill, trademarks and other intangibles. The determination of fair value involves considerable estimates and judgment. For goodwill, the determination of fair value of a reporting unit involves, among other things, RAI’s market capitalization, and application of the income approach, which includes developing forecasts of future cash flows and determining an appropriate discount rate. If goodwill impairment is implied, the fair values of individual assets and liabilities, including unrecorded intangibles, must be determined. During the annual testing in the fourth quarter of 2016, the estimated fair value of each of RAI’s reporting units was substantially in excess of its respective carrying value.

Trademarks and other intangible assets with indefinite lives also are tested for impairment annually, in the fourth quarter. At December 31, 2016, the aggregate fair value of RAI’s operating units’ trademarks and other intangible assets was substantially in excess of their aggregate carrying value. However, at December 31, 2016, the individual fair values of five trademarks were less than 15% in excess of their respective carrying values. The aggregate carrying value of these five trademarks was $27.3 billion at December 31, 2016.

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

For additional information, see Item 8, note 5 to consolidated financial statements.

Increases in pension and postretirement expense that reduce profitability, or increases in pension and postretirement contributions that are required to be made, could have an adverse effect on the results of operations, cash flows and financial position of RAI.

RAI’s profitability is affected by the costs of pension and postretirement benefits available to employees, generally those hired prior to 2004. Adverse changes in investment returns earned on pension assets, discount rates and other assumptions used to calculate pension and postretirement obligations, which in most cases are beyond RAI’s control, may have an unfavorable impact on pension and postretirement expense. In addition, changes to pension legislation or changes in pension accounting may adversely affect pension and postretirement expense. As such, there can be no assurance that pension and postretirement expense will not increase in the future, and such increases may have an adverse effect on the results of operations and financial position of RAI.

In 2016, RAI contributed $335 million to its pension plans and $66 million to its postretirement plans. During 2017, RAI expects to contribute $111 million to its pension plans and $78 million to its postretirement plans. RAI may be required to make additional contributions beyond what is currently contemplated to fund its pension and postretirement benefit plans, and those contributions could have an adverse effect on the cash flows and financial position of RAI.

For additional information, see Item 8, note 16 to consolidated financial statements.

Certain of RAI’s operating subsidiaries face a customer concentration risk. The loss of such a customer would result in a decline in revenue and could have an adverse effect on the results of operations, cash flows and financial position of RAI.

Revenues from two distributors, McLane and Core-Mark, constituted approximately 28% and 14%, respectively, of RAI’s consolidated revenue in 2016. The loss of these customers, or a significant decline in their purchases, could have an adverse effect on the results of operations, cash flows and financial position of RAI.

Disruptions in information technology systems, including a security breach, or, more generally, the inability to effectively use digital technologies could have an adverse effect on the results of operations, cash flows and financial position of RAI and its subsidiaries.

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

Cybersecurity threats, which are constantly evolving and becoming more prevalent, also pose a risk to the security and viability of RAI’s and its subsidiaries’ information technology systems, and the systems of their vendors. Security breaches could be committed by third parties intending to access, misappropriate or corrupt confidential information and personally identifiable information, or otherwise to disrupt the business of RAI and its subsidiaries. The techniques used in cybersecurity attacks change frequently, potentially delaying the detection of such an attack. Despite RAI’s investments to address cybersecurity threats, it may be difficult for RAI to anticipate and implement adequate preventative measures. Any interruptions, failures or breaches of RAI’s and its subsidiaries’ information technology systems, or the systems of their vendors, could result in: the loss of revenue and customers; transaction errors and processing inefficiencies; the loss or unauthorized disclosure of, or damage to, confidential and personally identifiable information and/or other assets; damage to the reputation of RAI and its subsidiaries and to the brands of those subsidiaries; litigation and regulatory enforcement actions; and increased costs. Any of these events could have an adverse effect on the results of operations, cash flows and financial position of RAI and its subsidiaries.

Competition in the tobacco industry is based, in part, on the effective use of digital technologies. In particular, the failure to (1) take advantage of opportunities, and respond to challenges, arising from the increasing digital influence on consumer purchasing decisions, (2) fully maximize evolving technology so as to (i) automate, or otherwise enhance the efficiencies of, business processes, (ii) support and accelerate product innovation and (iii) simplify regulatory compliance, and (3) adopt and implement effective e-

commerce strategies for the promotion of e-cigarettes and other vapor products, could lead to a competitive disadvantage, which could have an adverse effect on the results of operations, cash flows and financial position of RAI and its subsidiaries.

Difficulties attracting and retaining qualified employees, officers, and professionals due to the impact of health and social issues associated with the tobacco industry could have an adverse effect on the results of operations, cash flows and financial position of RAI and its subsidiaries.

Recruiting and retaining qualified employees, officers and professionals may be difficult given the health and social issues associated with the tobacco industry. If RAI and its subsidiaries are unable to recruit, retain and motivate key personnel to maintain the current businesses of these companies and support development of new products, it could have an adverse effect on the results of operations, cash flows and financial position of RAI and its subsidiaries.

RAI is obligated to indemnify ITG for specified matters and to retain certain liabilities related to the divested brands and other assets.

Under the asset purchase agreement related to the Divestiture, RAI will indemnify ITG against losses arising from, among other things, breaches of representations and warranties, breaches of covenants, assets excluded from the transaction, excluded liabilities, certain specific tobacco liabilities, certain assumed plaintiff fees, certain employment related obligations, and liabilities in connection with certain tobacco litigation, settlement and regulatory matters. The asset purchase agreement related to the Divestiture does not cap RAI’s indemnification obligations, except with respect to any indemnification arising from breaches of certain representations and warranties or pre-closing covenants. Accordingly, these indemnification obligations could be substantial and could have an adverse effect on RAI’s results of operations, cash flows and financial position.

SFNTC is obligated to indemnify JTI Holding for certain liabilities relating to specified pre-sale statements made by the disposed-of entities relating to NATURAL AMERICAN SPIRIT brand cigarettes consumed outside the United States.

Under the purchase agreement relating to the sale of the international rights to the NATURAL AMERICAN SPIRIT brand to JTI Holding, SFNTC and two other RAI subsidiaries will indemnify JTI Holding against liabilities resulting from breaches of representations, warranties, or covenants; certain pre-sale debts of the disposed-of entities; the operation of the NATURAL AMERICAN SPIRIT brand business in the United States; and liabilities arising from either personal injury actions commenced on or before January 13, 2019, or other actions commenced on or before January 13, 2021, where such actions are based on pre-sale statements by the disposed-of entities that NATURAL AMERICAN SPIRIT brand cigarettes intended to be consumed outside the United States were natural, organic, or additive free. Such purchase agreement does not cap these indemnification obligations, except with respect to breaches of representations or warranties. Accordingly, these indemnification obligations could be substantial and could have an adverse effect on RAI’s and SFNTC’s results of operations, cash flows and financial position.

The ability of RAI to access the debt capital markets could be impaired if the credit ratings of its debt securities fall. Borrowing costs under RAI’s revolving credit facility could increase as the credit ratings of RAI’s long-term debt falls.

RAI’s credit ratings impact the cost and availability of future borrowings and, accordingly, RAI’s cost of capital. As of December 31, 2016, the outstanding notes issued by RAI were rated investment grade. During 2016, Standard & Poor’s Ratings Services upgraded all of its BBB- ratings on RAI one notch, to BBB, Moody’s Investor Service reaffirmed RAI’s Baa3 senior unsecured debt rating and Fitch Ratings assigned a Long-Term Issuer Default Rating on RAI of BBB. If RAI’s credit ratings were to fall, RAI may not be able to sell additional debt securities or borrow money in such amounts, at the times, at the lower interest rates or upon the more favorable terms and conditions that might be available if its debt maintained its current or higher ratings. In addition, future debt security issuances or other borrowings may be subject to further negative terms, including provisions for collateral or limitations on indebtedness or more restrictive covenants, if RAI’s credit ratings decline.

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

For more complete information on RAI’s credit agreement and long-term debt, see Item 8, notes 11 and 12 to consolidated financial statements.

An adverse effect on the results of operations, cash flows and financial position of RAI or its operating subsidiaries could cause RAI’s Board to depart from or change its historical dividend policy.

RAI’s Board could, at its discretion, depart from or change its dividend policy at any time. RAI is not required to pay dividends and its shareholders do not have contractual or other legal rights to receive them. RAI’s ability to pay dividends is dependent on its earnings, capital requirements, financial condition, expected cash needs, debt covenant compliance and other factors considered relevant by RAI’s Board. To the extent that RAI or its operating subsidiaries experience an adverse effect on their results of operations, cash flows or financial position or such other relevant factors, as noted above, RAI’s Board may decide, at its discretion, to decrease the amount of dividends, change or revoke the dividend policy or discontinue paying dividends entirely. In addition, if RAI does not pay or reduces its historical dividend rate, the market price of its common stock could decline.

There are a variety of risks, contingencies and other uncertainties associated with the BAT Merger that could result in the failure of the BAT Merger to be completed or, if completed, to have an adverse effect on the results of operations, cash flows and financial position of RAI or the combined company, respectively, or on shareholders generally.

RAI’s ability to complete the BAT Merger is subject to risks and uncertainties, including, but not limited to, failure to satisfy required closing conditions to the BAT Merger, including the failure to obtain necessary shareholder, regulatory or other approvals, or complete the BAT Merger in a timely manner or at all; if necessary approvals are obtained, the possibility of being subjected to conditions that could reduce the expected synergies and other benefits of the BAT Merger, result in a material delay in, or the abandonment of, the BAT Merger or otherwise have an adverse effect on RAI or the combined company; and the occurrence of any event, change or other circumstances that could give rise to the right of a party to terminate the Merger Agreement, including such a circumstance where RAI would be required to pay BAT a termination fee of $1 billion. As a result, one or more conditions to closing of the BAT Merger may not be satisfied and the BAT Merger may not be completed. Any delay in completing the BAT Merger may adversely affect the synergies and other benefits that RAI and BAT expect to achieve assuming the BAT Merger and the integration of the companies’ respective businesses are completed within the expected timeframe.

During the pendency of the BAT Merger, RAI and its subsidiaries will be subject to business uncertainties, certain operating restrictions and merger-related costs. Further, the Merger Agreement contains restrictions on RAI’s ability to pursue other alternatives to the BAT Merger. The ability of RAI or its subsidiaries to retain customers, retain and hire key personnel and maintain relationships with suppliers may be subject to disruption due to uncertainty associated with the BAT Merger, which could have an adverse effect on the results of operations, cash flows and financial position of RAI and its operating subsidiaries. RAI’s management may be distracted from ongoing business operations due to the BAT Merger. Further, RAI’s directors and executive officers have interests in the BAT Merger that are different from, or in addition to, the interests of RAI shareholders generally. These interests may cause RAI’s directors and executive officers to view the BAT Merger differently and more favorably than RAI shareholders may view it.

Even if the BAT Merger is completed, there can be no assurance that the expected benefits of the merger will occur or be fully or timely realized. Further, there can be no assurance of the value of the merger consideration that RAI shareholders will receive; the BAT ADS exchange ratio for the non-cash portion of the merger consideration is fixed and will not be adjusted in the event of any change in either RAI’s or BAT’s stock price. Following the completion of the BAT Merger, RAI’s former shareholders will be subject to different rights as BAT shareholders. If the combined company is not able to successfully combine the businesses of RAI and BAT in an efficient and effective manner, the anticipated benefits and cost savings may not be realized fully, or at all, or may take longer to realize than expected, and the value of common stock of the combined company may be affected adversely.  The value to former RAI shareholders of such common stock may be further adversely affected post-closing, as former RAI shareholders will be subject to exchange rate risk with respect to BAT ADSs, a risk not associated with RAI common stock prior to the BAT Merger. An inability to realize the full extent of the anticipated benefits of the BAT Merger, as well as any delays encountered in the integration process, could have an adverse effect upon the results of operations, cash flows and financial position of the combined company, which may adversely affect the value of its common stock following the BAT Merger. In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual growth and cost savings, if achieved, may be lower than what the combined company expects and may take longer to achieve than anticipated. If the combined company is not able to adequately address integration challenges, the combined company may be unable to integrate successfully BAT’s and RAI’s operations or to realize the anticipated benefits of the integration of the two companies.

During the pendency of the BAT Merger, or in the event the BAT Merger is not completed, BAT’s significant beneficial equity interest in RAI could be determinative in matters submitted to a vote by RAI shareholders, resulting in RAI taking actions that RAI’s other shareholders do not support. BAT and B&W also have influence over RAI by virtue of the Governance Agreement, which requires B&W’s approval before RAI takes certain actions.

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

Moreover, in connection with the B&W business combination, RAI, B&W and BAT entered into an agreement, referred to as the Governance Agreement, relating to various aspects of RAI’s corporate governance. RAI is currently subject to, and throughout the pendency of the BAT Merger will be subject to, the provisions of the Governance Agreement. Under the Governance Agreement, the approval of B&W, as a RAI shareholder, is required in connection with, among other things, the following matters:

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

Such influence could result in RAI taking actions that RAI’s other shareholders do not support. The Governance Agreement and amendments thereto are filed as Exhibits 10.9 to 10.12 to this Annual Report on Form 10-K.

Under the Governance Agreement, B&W is entitled to nominate individuals to RAI’s Board, and the approvals of the majority of those individuals is required before certain actions may be taken, even though those individuals represent less than a majority of the entire Board.

Under the Governance Agreement, B&W, based upon the current beneficial ownership of BAT through its subsidiaries, is entitled to nominate five directors to RAI’s Board, at least three of whom are required to be independent directors and two of whom may be executive officers of BAT or any of its subsidiaries. RAI’s Board currently is composed of 14 persons, including five designees of B&W, the maximum number of designees that B&W is entitled to nominate under the Governance Agreement. Matters requiring the approval of RAI’s Board generally require the affirmative vote of a majority of the directors present at a meeting. Under the Governance Agreement, however, the approval of a majority of B&W’s designees on RAI’s Board is required in connection with the following matters:

•	any issuance of RAI equity securities in excess of 5% of its outstanding voting stock, unless at such time BAT and its subsidiaries’ ownership interest in RAI is less than 32%; and
•	any repurchase of RAI common stock, subject to a number of exceptions, unless at such time BAT and its subsidiaries’ ownership interest in RAI is less than 25%.

As a result, B&W’s designees on RAI’s Board may prevent the foregoing transactions from being effected, notwithstanding a majority of the entire Board may have voted to approve such transactions. Though such transactions are nonetheless restricted by the provisions of the Merger Agreement, should the BAT Merger not be completed, the Governance Agreement restrictions will remain in place.

Under the RAI articles of incorporation, neither BAT nor any director of RAI who is affiliated with, or employed by, BAT is required to present a business opportunity to RAI if the business opportunity does not primarily relate to the United States. The loss of favorable business opportunities could have an adverse effect on the results of operations, cash flows and financial position of RAI.

Unless otherwise agreed by the parties, under the RAI articles of incorporation, neither BAT or any of its subsidiaries or affiliates nor any director of RAI who is affiliated with, or employed by, BAT or its subsidiaries and affiliates, including any B&W designated director, is required to present a transaction, relationship, arrangement or other opportunity, all of which are collectively referred to as a business opportunity to RAI, RAI’s Board or any RAI officer or employee if the business opportunity does not relate primarily to the United States. RAI has renounced any expectancy or interest in, or in being offered an opportunity to participate in, any such business opportunity, and BAT and its subsidiaries and affiliates are entitled to act upon any such business opportunity and will not be liable to RAI or any RAI shareholders for taking any such action or not presenting such business opportunity to RAI. As a result, RAI may not be presented with certain favorable business opportunities that are known to BAT or a BAT affiliated director of

RAI, and BAT may take advantage and receive the benefits of those business opportunities. Because of this provision, if the BAT Merger is not completed, the loss of favorable business opportunities could have an adverse effect on the results of operations, cash flows and financial position of RAI.

Under the Merger Agreement, RAI is restricted from pursuing alternative takeover proposals. If the BAT Merger is not completed, BAT’s significant beneficial ownership interest in RAI could deter future acquisition proposals and make it difficult for a third party to acquire control of RAI without the cooperation of BAT. This could have a negative effect on the price of RAI common stock.

Pursuant to the terms of the Merger Agreement, RAI is restricted from pursuing alternative takeover proposals to the BAT Merger. Should RAI pursue an alternative takeover proposal instead of the BAT Merger, in certain instances, RAI would be required to pay a termination fee to BAT of $1 billion. Further, if the BAT Merger is not completed, BAT, through its subsidiaries, could vote its shares of RAI common stock against any future takeover proposal submitted for shareholder approval or refuse to accept any tender offer for shares of RAI common stock. As a result, it would make it very difficult for a third party to acquire RAI without BAT consent. BAT’s beneficial ownership interest in RAI and these defenses could discourage potential acquisition proposals and could delay or prevent a change in control of RAI. These deterrents could adversely affect the price of RAI common stock and make it very difficult to remove or replace members of the board of directors or management of RAI without cooperation of BAT.

In the event that the BAT Merger is not completed, RAI shareholders may be adversely affected if all or part of the Governance Agreement were to be terminated because in some circumstances the board composition and share transfer restrictions on BAT and its subsidiaries would no longer apply. These developments could enable BAT and its subsidiaries to, among other things, acquire some or all of the shares of RAI common stock not held by BAT and its subsidiaries, seek additional representation on RAI’s Board, replace existing RAI directors, solicit proxies, otherwise influence or gain control of RAI or transfer all or a significant percentage of their shares of RAI common stock to a third party.

The Governance Agreement provides that it will terminate automatically in its entirety if BAT and its subsidiaries own either 100% or less than 15% or if any third party or group controls more than 50% of the voting power of all RAI shares. In addition, BAT and B&W may terminate the Governance Agreement in its entirety if B&W nominees proposed in accordance with the Governance Agreement are not elected to serve on RAI’s Board or its committees or if RAI has deprived B&W nominees of such representation for “fiduciary” reasons or has willfully deprived B&W or its board nominees of any veto rights.

BAT and B&W also may terminate the obligation to vote their shares of RAI common stock for Board-proposed director nominees, the restriction on Board representation in excess of proportionate representation and the RAI share transfer restrictions of the Governance Agreement if RAI willfully and deliberately breaches the provisions regarding B&W’s Board and Board committee representation.

In the event that the BAT Merger is not completed and the share transfer restrictions in the Governance Agreement are terminated, there will be no contractual restrictions on the ability of BAT and its subsidiaries to sell or transfer their shares of RAI common stock on the open market, in privately negotiated transactions or otherwise. These sales or transfers could create a substantial decline in the price of shares of RAI common stock or, if these sales or transfers were made to a single buyer or group of buyers that own shares of RAI common stock, could result in a third party acquiring control of or influence over RAI.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

RAI common stock, par value $.0001 per share, is listed on the NYSE under the trading symbol “RAI.” On January 23, 2017, there were approximately 11,830 holders of record of RAI common stock. Shareholders whose shares are held of record by a broker or clearing agency are not included in this amount; however, each of those brokers or clearing agencies is included as one holder of record. The closing price of RAI common stock on January 23, 2017, was $58.88 per share.

The cash dividends declared, and high and low sales prices per share for RAI common stock on the NYSE Composite Tape, as reported by the NYSE, were as follows:

	Price Per Share		Cash Dividends Declared Per
	High	Low	Share
2016:
First Quarter	$52.54	$44.58	$0.42
Second Quarter	53.99	46.85	0.42
Third Quarter	54.48	46.69	0.46
Fourth Quarter	56.65	43.38	0.46
2015:
First Quarter	$38.12	$31.35	$0.335
Second Quarter	38.98	34.33	0.335
Third Quarter	44.44	35.70	0.360
Fourth Quarter	49.56	43.02	0.360

On February 8, 2017, the board of directors of RAI declared a quarterly cash dividend of $0.51 per common share. The dividends will be paid on April 3, 2017, to shareholders of record as of March 10, 2017.

On July 25, 2016, the board of directors of RAI authorized the repurchase, from time to time, on or before December 31, 2018, of up to $2 billion of outstanding shares of RAI common stock in open-market or privately negotiated transactions, referred to as the Share Repurchase Program. The purchases are subject to prevailing market and business conditions, and the program may be terminated or suspended at any time. In connection with the Share Repurchase Program, B&W and Louisville Securities Limited, referred to as LSL, wholly owned subsidiaries of BAT, entered into an agreement, referred to as the Share Repurchase Agreement, with RAI, pursuant to which BAT and its subsidiaries will participate in the Share Repurchase Program on a basis approximately proportionate with BAT and its subsidiaries’ beneficial ownership of RAI’s common stock. During 2016, RAI repurchased 1,565,698 shares of RAI common stock for $75 million in accordance with the Share Repurchase Program. The Merger Agreement places restrictions on RAI’s ability to repurchase its common stock. As a result, RAI does not expect to make repurchases under the Share Repurchase Program while the Merger Agreement is in effect.

RAI, B&W and BAT entered into Amendment No. 3, dated November 11, 2011, to the Governance Agreement, pursuant to which RAI has agreed that, so long as the beneficial ownership interest of BAT and its subsidiaries in RAI has not dropped below 25%, if RAI issues shares of its common stock or any other RAI equity security to certain designated persons, including its directors, officers or employees, then RAI will repurchase a number of shares of outstanding RAI common stock so that the number of outstanding shares of RAI common stock are not increased, and the beneficial ownership interest of BAT and its subsidiaries in RAI is not decreased, by such issuance after taking into account such repurchase. During 2016, in accordance with the Governance Agreement, at a cost of $93 million, RAI repurchased 1,817,846 shares of RAI common stock in open-market transactions.

During 2016, RAI repurchased 1,146,978 shares of RAI common stock at a cost of $58 million that were forfeited and cancelled with respect to tax liabilities associated with vesting of restricted stock units granted under the Reynolds American Inc. 2009 Omnibus Incentive Compensation Plan, referred to as the Omnibus Plan. The Amended and Restated Omnibus Plan was approved by shareholders in 2014.

Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased were cancelled at the time of repurchase.

The following table summarizes RAI’s purchases of its common stock during the fourth quarter of 2016:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 1, 2016 to October 31, 2016	19,814	$47.15	—	$1,925
November 1, 2016 to November 30, 2016	—	—	—	1,925
December 1, 2016 to December 31, 2016	8,655	55.65	—	1,925
Total	28,469		—

(1)

During the fourth quarter of 2016, RAI repurchased and cancelled the following shares of its common stock with respect to the tax liability associated with the vesting of restricted stock grants under the Omnibus Plan. For equity-based benefit plan information, see Item 8, note 15 to consolidated financial statements.

(2)

During the fourth quarter of 2016, RAI did not repurchase any shares of its common stock under the Share Repurchase Program. For additional information, see Item 8, note 14 to consolidated financial statements.

Performance Graph

Set forth below is a line graph comparing, for the period which commenced on December 31, 2011, and ended on December 31, 2016, the cumulative shareholder return of $100 invested in RAI common stock with the cumulative return of $100 invested in the Standard & Poor’s 500 Index and the Standard & Poor’s Tobacco Index.

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Reynolds American Inc.(1)	$100.00	$105.59	$134.29	$180.68	$268.79	$337.67
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
S&P Tobacco (2)	100.00	110.42	129.15	146.98	179.12	206.98

(1)	Assumes that $100 was invested in RAI common stock and indexes on December 31, 2011, and that in each case all dividends were reinvested.
(2)	The S&P Tobacco Index includes as of December 31, 2016, the following companies: Altria Group, Inc., Philip Morris International Inc. and Reynolds American Inc.

Item 6. Selected Financial Data

The selected historical consolidated financial data as of December 31, 2016 and 2015, and for each of the years in the three-year period ended December 31, 2016, are derived from the consolidated financial statements and accompanying notes, which have been audited by RAI’s independent registered public accounting firm. The selected historical consolidated financial data as of December 31, 2014, 2013 and 2012, and for the years ended December 31, 2013 and 2012, are derived from audited consolidated financial statements not presented or incorporated by reference. For further information, you should read this table in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements in Item 8.

	For the Years Ended December 31,
	2016 (7)	2015 (8)	2014	2013	2012
	(Dollars in Millions, Except Per Share Amounts)
Results of Operations:
Net sales (1)	$12,503	$10,675	$8,471	$8,236	$8,304
Income from continuing operations (1)(2)(3)(4)(5)(6)	6,073	3,253	1,445	1,718	1,272
Income from discontinued operations	—	—	25	—	—
Net income	6,073	3,253	1,470	1,718	1,272
Per Share Data:
Basic income from continuing operations	4.26	2.57	1.36	1.58	1.12
Diluted income from continuing operations	4.25	2.57	1.35	1.57	1.12
Basic income from discontinued operations	—	—	0.02	—	—
Diluted income from discontinued operations	—	—	0.02	—	—
Basic net income	4.26	2.57	1.38	1.58	1.12
Diluted net income	4.25	2.57	1.37	1.57	1.12
Basic weighted average shares, in thousands	1,426,987	1,264,182	1,066,320	1,089,849	1,131,139
Diluted weighted average shares, in thousands	1,429,933	1,267,715	1,069,940	1,093,899	1,135,746
Cash dividends declared per share of common stock	$1.760	$1.390	$1.340	$1.240	$1.165
Balance Sheet Data (at end of periods):
Total assets (9)	51,095	52,100	14,781	14,790	16,063
Long-term debt (less current maturities) (10)	12,664	16,849	4,602	5,065	5,003
Shareholders’ equity	21,711	18,252	4,522	5,167	5,257
Cash Flow Data:
Net cash from operating activities	1,280	196	1,623	1,308	1,568
Net cash from (used in) investing activities	5,078	(10,005)	(205)	(113)	(54)
Net cash from (used in) financing activities	(6,866)	11,438	(1,918)	(2,207)	(971)
Net cash related to discontinued operations, net of tax benefit	—	—	25	—	—
Other Data:
Ratio of earnings to fixed charges (11)	16.3	12.0	8.7	11.3	9.1

(1)

Net sales and cost of products sold exclude excise taxes of $4,343 million, $4,209 million, $3,625 million, $3,730 million and $3,923 million for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

(2)	Includes restructuring and/or asset impairment charges of $99 million and $149 million for the years ended December 31, 2015 and 2012, respectively.
(3)	Includes trademark, goodwill and/or other intangible asset impairment charges of $32 million and $129 million for the years ended December 31, 2013 and 2012, respectively.
(4)	Includes NPM Adjustment credits of $390 million, $297 million, $345 million and $483 million for the years ended December 31, 2016, 2015, 2014 and 2013, respectively.
(5)	Includes a mark-to-market adjustment of $45 million, $246 million, $452 million and $329 million for the years ended December 31, 2016, 2015, 2014 and 2012, respectively.
(6)	Includes gain on divestitures of $4,861 million and $3,181 million for the years ended December 31, 2016 and 2015, respectively.
(7)	Reflects impact of the sale of the international rights to the NATURAL AMERICAN SPIRIT brand. See Item 8, note 3 to consolidated financial statements.
(8)	Reflects impact of the Lorillard Merger and Divestiture. See Item 8, note 2 to consolidated financial statements.
(9)

Includes a reclassification due to the adoption of Accounting Standards Updates 2015-17 and 2015-03 and was reduced by $968 million, $1.1 billion, $415 million, $612 million and $494 million for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively. See Item 8, note 1 to consolidated financial statements.

(10)

Includes a reclassification due to the adoption of Accounting Standards Update 2015-03 and was reduced by $68 million, $92 million, $31 million, $34 million and $32 million for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.  See Item 8, note 1 to consolidated financial statements.

(11)

Earnings consist of income from continuing operations before equity earnings, income taxes and fixed charges. Fixed charges consist of interest on indebtedness, amortization of debt issuance costs and the interest portion of rental expense.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of RAI’s business initiatives, critical accounting estimates and its consolidated results of operations and financial position. Following the overview and discussion of business initiatives, the critical accounting estimates disclose certain accounting estimates that are material to RAI’s results of operations and financial position for the periods presented in this report. The discussion and analysis of RAI’s results of operations is presented in two comparative sections, 2016 compared with 2015, and 2015 compared with 2014. The statements of financial position and results of operations contained in the consolidated financial statements reflect the results of the Lorillard Merger, Divestiture and related transactions. Disclosures related to liquidity and financial position as well as governmental activity complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial position and results of operations in conjunction with the consolidated financial statements and the related notes in Item 8, as of December 31, 2016 and 2015, and for each of the years in the three-year period ended December 31, 2016.

Proposed Merger with BAT

On January 16, 2017, RAI, BAT, a subsidiary of BAT, and Merger Sub entered into the Merger Agreement, pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into RAI, with RAI surviving as a wholly owned subsidiary of BAT.

The BAT Merger has been approved by the independent directors of RAI who formed the Transaction Committee to negotiate with BAT, given BAT’s existing ownership stake in RAI and representation on RAI’s Board, and by the Boards of Directors of both companies.

At the effective time of the BAT Merger, each share of RAI common stock (other than any shares of RAI common stock owned by BAT or any of its subsidiaries and by shareholders of RAI who have properly asserted and not lost or effectively withdrawn appraisal rights) will be converted into the right to receive 0.5260 of a BAT ADS and $29.44 in cash, without interest, and subject to adjustment to prevent dilution.

The BAT Merger is subject to customary closing conditions, including RAI and BAT shareholder approvals, including the approval of the BAT Merger by a majority of the shares of RAI common stock not owned, directly or indirectly, by BAT or its subsidiaries or any of RAI’s subsidiaries, and regulatory approvals. The Merger Agreement contains certain other termination rights for each of RAI and BAT, including the right of each party to terminate the Merger Agreement if the BAT Merger has not been completed on or before December 31, 2017, subject to an extension of five business days if, on December 31, 2017, BAT has not completed all or any portion of the financing it needs to fund the BAT Merger and the transactions contemplated by the Merger Agreement. Financing, however, is not a condition to the closing of the BAT Merger. Under certain circumstances, if the Merger Agreement is terminated, the terminating party must pay the non-terminating party a termination fee of $1 billion. In the event that the Merger Agreement is terminated due to an inability to obtain unconditional approval under the HSR Act or any other antitrust laws, RAI will be entitled to receive a termination fee of $500 million from BAT. The BAT Merger is currently expected to close in the third quarter of 2017.

Each of RAI and BAT has made representations and warranties in the Merger Agreement. RAI and BAT each also have agreed to various covenants and agreements, including, among other things, to conduct their respective businesses in the ordinary course in all material respects during the period between the execution of the Merger Agreement and completion of the BAT Merger and not to engage in certain transactions during this period.

The foregoing description of the BAT Merger and the Merger Agreement is qualified in its entirety by reference to the Merger Agreement, a copy of which is attached as Exhibit 2.1 to RAI’s Current Report on Form 8-K filed with the SEC on January 17, 2017, which is incorporated by reference herein.

There are a number of risks and uncertainties associated with the BAT Merger. For more information, see Item 1A. Risk Factors and “— Cautionary Information Regarding Forward-Looking Statements” in this Item 7. In connection with the BAT Merger, BAT will file with the SEC a registration statement on Form F-4 that will include the proxy statement of RAI that also constitutes a prospectus of BAT. Shareholders are urged to read the proxy statement/prospectus on Form F-4 once it becomes available because it will contain important information about the BAT Merger, including relevant risk factors.

Overview and Business Initiatives

RAI’s reportable operating segments are RJR Tobacco, Santa Fe and American Snuff. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The Santa Fe segment consists of the primary operations of SFNTC. The

American Snuff segment consists of the primary operations of American Snuff Co. Included in All Other, among other RAI subsidiaries, are RJR Vapor, Niconovum USA, Inc., Niconovum AB, and until their sale on January 13, 2016, SFRTI and various foreign subsidiaries affiliated with SFRTI. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.

On January 13, 2016, RAI, through the Sellers, completed the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with SFRTI and other international companies that distributed and marketed the brand outside the United States, to JTI Holding, in an all-cash transaction of approximately $5 billion and recognized a pre-tax gain of approximately $4.9 billion. For additional information on the transaction, see Item 8, notes 3 and 13 to consolidated financial statements.

In June 2015, RAI completed the Lorillard Merger and Divestiture, which resulted in the acquisition of the premium cigarette brand, NEWPORT, which is the top selling menthol and second largest selling cigarette brand in the United States, and the divestiture of the WINSTON, KOOL and SALEM cigarette brands. The brands acquired and divested are included in the RJR Tobacco segment. For additional information on these transactions, see Item 8, notes 2 and 13 to consolidated financial statements.

RAI’s strategy continues to focus on transforming tobacco to deliver sustainable earnings growth, strong cash flow and enhanced long-term shareholder value. This transformation strategy includes growing the core cigarette and moist-snuff businesses, focusing on innovation and engaging with adult tobacco consumers, while maintaining efficient and effective operations.

To achieve its strategy, RAI encourages the migration of adult smokers to smoke-free tobacco products and other non-combustible nicotine-containing products, which it believes aligns consumer preferences for new alternatives to traditional tobacco products in view of societal pressure to reduce smoking. RAI’s operating companies facilitate this migration through innovation, including the development of digital vapor cigarettes, CAMEL Snus, heat-not-burn cigarettes and nicotine replacement therapy technologies. RAI remains committed to maintaining high standards of corporate governance and business conduct in a high-performing culture.

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

RJR Tobacco

RJR Tobacco primarily conducts business in the highly competitive U.S. cigarette market, which has a few large manufacturers and many smaller participants. The international rights to substantially all of RJR Tobacco’s brands were sold in 1999 to JTI, and no international rights were acquired in connection with the B&W business combination in 2004 or the Lorillard Merger in 2015. The U.S. cigarette market is a mature market in which overall adult consumer demand has declined since 1981, and is expected to continue to decline. Profitability of the U.S. cigarette industry and RJR Tobacco continues to be adversely impacted by decreases in consumption, increases in state excise taxes and governmental regulations and restrictions, such as marketing limitations, product standards and ingredients legislation.

RJR Tobacco’s cigarette brand portfolio strategy is based upon two brand categories: drive and other. The drive brands consist of two premium brands, NEWPORT and CAMEL, and the largest traditional value brand, PALL MALL. These three brands are managed for long-term market share and profit growth, and receive the vast majority of RJR Tobacco’s equity support with an emphasis on the NEWPORT and CAMEL brands. The other brand category includes the premium brand, CAPRI, and the value brands, DORAL and MISTY, along with other smaller brands. All of the other brands receive limited marketing support and are managed to maximize profitability.

The key objectives of the portfolio strategy are designed to balance the long-term market share growth and profitability of the drive brands while managing the other brands for long-term sustainability and profitability. Consistent with that strategy, RJR Tobacco continues to evaluate some of its non-core cigarette styles for potential elimination.

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

Santa Fe

Santa Fe competes in the U.S. cigarette market with its Natural American Spirit brand, which is the fastest growing super-premium cigarette brand and is a top 10 best-selling cigarette brand. It is priced higher than most other competitive brands. Competition in the cigarette category is based primarily on brand positioning, including price, product attributes and packaging, consumer loyalty, promotions, advertising and retail presence.

American Snuff

American Snuff offers adult tobacco consumers a range of differentiated smokeless tobacco products, primarily moist snuff, with its GRIZZLY and KODIAK brands. The moist snuff category is divided into premium, price-value and popular-price brands. The highly competitive moist snuff category has developed many of the characteristics of the larger, cigarette market, including multiple pricing tiers, focused marketing programs and significant product innovation.

In contrast to the declining U.S. cigarette market, U.S. moist snuff retail volumes grew approximately 3.6% in 2016. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both.

American Snuff faces significant competition in the smokeless tobacco category. Similar to the cigarette market, competition is based primarily on brand positioning and price, as well as product attributes and packaging, consumer loyalty, promotions, advertising and retail presence.

All Other

RJR Vapor is a marketer of VUSE Digital Vapor Cigarette products, which include VUSE Solo, VUSE Fob and VUSE Vibe. The national expansion of VUSE was completed in early 2015, and it is available in more than 110,000 retail outlets across the United States. VUSE is the top-selling vapor product in convenience/gas stores, and its innovative digital technology is designed to deliver a consistent flavor and vapor experience. In March 2016, RJR Vapor introduced its VUSE Fob power unit. This next-level VUSE Fob, which integrates Bluetooth® technology, offers an on-device display with information about battery and cartridge levels. When paired with the VUSE App, the device can be locked, preventing use by minors and others. VUSE Fob is available online to adult tobacco consumers. RJR Vapor began national distribution, in November 2016, of its VUSE Vibe high-volume cartridge and closed-tank system with a rechargeable battery. VUSE Vibe offers more liquid than previous VUSE products, as well as a stronger and longer-lasting battery.

Since the fourth quarter of 2015, all production of VUSE Solo cartridges is performed at RJR Tobacco’s manufacturing facility, pursuant to a services agreement between RJR Tobacco and RJR Vapor. For additional information, see Item 8, note 6 to consolidated financial statements.

Niconovum USA, Inc. is a marketer of a nicotine replacement therapy gum, ZONNIC, which is available in about 35,000 retail outlets across the United States. Niconovum AB is a marketer of nicotine replacement therapy products in Sweden under the ZONNIC brand name.

Critical Accounting Estimates

Accounting principles generally accepted in the United States of America, referred to as GAAP, require estimates and assumptions to be made that affect the reported amounts in RAI’s consolidated financial statements and accompanying notes. Some of these estimates require difficult, subjective and/or complex judgments about matters that are inherently uncertain, and as a result, actual results could differ from those estimates. Due to the estimation processes involved, the following summarized accounting policies and their application are considered to be critical to understanding the business operations, financial position and results of operations of RAI and its subsidiaries. For information related to these and other significant accounting policies, see Item 8, note 1 to consolidated financial statements.

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

State Settlement Agreements

RJR Tobacco (itself, and as successor by merger to Lorillard Tobacco) and SFNTC are participants in the MSA, and RJR Tobacco (itself, and as successor by merger to Lorillard Tobacco) is a participant in the other state settlement agreements. Their obligations and the related expense charges under these agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share, their operating profits and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges to RJR Tobacco and SFNTC under these agreements is recorded in cost of products sold as the products are shipped. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated. American Snuff Co. is not a participant in the State Settlement Agreements. For additional information related to the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements — Enforcement and Validity; Adjustments” in Item 8, note 13 to consolidated financial statements.

Pension and Postretirement Benefits

RAI sponsors a number of non-contributory defined benefit pension plans covering certain employees of RAI and its subsidiaries. RAI and a subsidiary provide health and life insurance benefits for certain retired employees, of RAI and its subsidiaries, and their dependents. These benefits are generally no longer provided to employees hired on or after January 1, 2004.

Because pension and postretirement obligations ultimately will be settled in future periods, the determination of annual benefit cost (income) and liabilities is subject to estimates and assumptions. RAI reviews these assumptions annually or coincidental with a major event based on historical experience and expected future trends and modifies them as needed. Demographic assumptions such as termination of employment, mortality and retirement date are reviewed periodically as expectations change.

Actuarial (gains) losses are changes in the amount of either the benefit obligation or the fair value of plan assets resulting from experience different from that assumed or from changes in assumptions. Actuarial (gains) losses are immediately recognized in the operating results in the year in which they occur, to the extent the net (gains) losses are in excess of 10% of the greater of the fair value of plan assets or benefit obligations, referred to as the corridor. Net (gains) losses outside the corridor are recognized annually as of December 31, or when a plan is remeasured during an interim period, and are recorded as a mark-to-market adjustment, referred to as an MTM adjustment. Additionally, for the purpose of calculating the expected return on plan assets, RAI uses the actual fair value of plan assets.

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

Assumed discount rate and asset return are the most critical assumptions, and their respective sensitivity to change can have a significant effect on the amounts reported for the benefit plans. A one-percentage point change in the assumed discount rate for the pension plans and postretirement plans would have had the following effects, excluding any potential MTM adjustments:

	1-Percentage Point Increase		1-Percentage Point Decrease
	Pension Plans	Postretirement Plans	Pension Plans	Postretirement Plans
Effect on 2016 net periodic benefit cost	$23	$5	$(34)	$(7)
Effect on December 31, 2016, projected benefit obligation and accumulated postretirement benefit obligation	(665)	(103)	812	123

A one-percentage point change in assumed asset return would have had the following effects:

	1-Percentage Point Increase		1-Percentage Point Decrease
	Pension Plans	Postretirement Plans	Pension Plans	Postretirement Plans
Effect on 2016 net periodic benefit cost	$(55)	$(2)	$55	$2

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

The methodology used to determine the fair value of trademarks includes assumptions with inherent uncertainty, including projected sales volumes and related projected revenues, long-term growth rates, royalty rates that a market participant might assume and judgments regarding the factors to develop an applied discount rate. The carrying value of intangible assets is at risk of impairment if future projected revenues or long-term growth rates are lower than those currently projected, or if factors used in the development of a discount rate result in the application of a higher discount rate. The aggregate fair value of RAI’s operating units’ trademarks and other intangible assets at December 31, 2016, was substantially in excess of their aggregate carrying value. However, at December 31, 2016, the individual fair values of five trademarks were less than 15% in excess of their respective carrying values. The aggregate carrying value of these five trademarks was $27.3 billion at December 31, 2016.

Goodwill, trademarks and other intangible assets are tested more frequently if events and circumstances indicate that the asset might be impaired. The carrying value of these intangible assets could be impaired if a significant adverse change in the use, life, or brand strategy of the asset is determined, or if a significant adverse change in the legal and regulatory environment, business or competitive climate occurs that would adversely impact the asset. For information related to intangible assets, see Item 8, note 5 to consolidated financial statements.

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

For information on assets and liabilities recorded at fair value, see Item 8, notes 4, 12 and 16 to consolidated financial statements.

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

To the extent that any book and tax differences are temporary in nature, that is, the recognition and measurement of assets and liabilities under the tax law may differ from recognition and measurement under GAAP, a deferred tax asset or liability is recorded. To the extent that a deferred tax asset is recorded, management evaluates RAI’s ability to realize this asset. A valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the assets will not be realized.

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

Business Combination

RAI accounts for business combination transactions in accordance with the Financial Accounting Standards Board, referred to as FASB, Accounting Standards Codification 805, Business Combinations, referred to as ASC 805. RAI allocates the cost of an acquisition to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. Any excess of the purchase price over the estimated fair value of net assets acquired is recorded as goodwill. Determining the fair value of these items requires management’s judgment and may require utilization of independent valuation experts to assist such valuations. These valuations involve the use of significant estimates and assumptions with respect to the timing and amounts of future cash flows, discount rates, market prices and asset lives, among other items. The judgments made in the determination of the estimated fair value of the assets acquired and the liabilities assumed as well as the estimated useful life of each asset and the duration of each liability can materially impact the financial statements in periods after the acquisition, such as depreciation, amortization, or in certain situations, impairment charges. For further information related to accounting for the Lorillard Merger and Divestiture, see Item 8, notes 1 and 2 to consolidated financial statements.

Recently Adopted and Issued Accounting Pronouncements

For information relating to recently adopted and issued accounting guidance, see Item 8, note 1 to consolidated financial statements.

Results of Operations

RJR Tobacco’s net sales and operating income include the WINSTON, KOOL and SALEM brands until the date of their sale on June 12, 2015, and the NEWPORT, KENT, OLD GOLD and TRUE brands after June 12, 2015. All Other net sales and operating income include SFRTI and the various foreign subsidiaries affiliated with SFRTI, until the date of their sale on January 13, 2016.

	For the Twelve Months Ended December 31,
	2016	2015	% Change	2014	% Change
Net sales: (1)
RJR Tobacco	$10,314	$8,634	19.5%	$6,767	27.6%
Santa Fe	973	818	18.9%	658	24.3%
American Snuff	914	855	6.9%	783	9.2%
All Other	302	368	(17.9)%	263	39.9%
Net sales	12,503	10,675	17.1%	8,471	26.0%
Cost of products sold (1)(2)	4,841	4,688	3.3%	4,058	15.5%
Selling, general and administrative expenses	1,931	2,098	(8.0)%	1,871	12.1%
Gain on divestitures	(4,861)	(3,181)	52.8%	—	NM(3)
Amortization expense	23	18	27.8%	11	63.6%
Asset impairment and exit charges	—	99	NM(3)	—	NM(3)
Operating income (loss):
RJR Tobacco	4,922	3,359	46.5%	2,173	54.6%
Santa Fe	546	449	21.6%	337	33.2%
American Snuff	541	502	7.8%	438	14.6%
All Other	(145)	(265)	(45.3)%	(234)	13.2%
Gain on divestitures	4,861	3,181	52.8%	—	NM(3)
Corporate expense	(156)	(273)	(42.9)%	(183)	49.2%
Operating income	$10,569	$6,953	52.0%	$2,531	NM(3)

(1)	Excludes excise taxes of:

	2016	2015	2014
RJR Tobacco	$3,997	$3,590	$3,068
Santa Fe	287	254	211
American Snuff	54	54	53
All Other	5	311	293
	$4,343	$4,209	$3,625

(2)	See below for further information related to State Settlement Agreements, FDA user fees and federal tobacco buyout included in cost of products sold.
(3)	Percentage change not meaningful.

In the following discussion, the amounts presented in the operating companies’ shipment volume and share tables are rounded on an individual basis and, accordingly, may not sum in the aggregate. Percentages are calculated on unrounded numbers.

2016 Compared with 2015

RJR Tobacco

Net Sales

Domestic cigarette shipment volume, in billions of units, for RJR Tobacco and the industry, was as follows:

	For the Twelve Months Ended December 31,
	2016	2015	% Change
RJR Tobacco:
Drive brands:
NEWPORT	34.4	18.9	NM(2)
CAMEL	20.3	20.8	(2.2)%
PALL MALL	18.9	19.9	(5.2)%
Total RJR Tobacco drive brands	73.5	59.5	23.5%
Other brands	5.9	11.8	(50.0)%
Total RJR Tobacco domestic cigarette shipment volume	79.4	71.3	11.3%
Total premium	56.5	47.0	20.1%
Total value	23.0	24.3	(5.6)%
Premium/total mix	71.1%	65.9%
Industry (1):
Premium	187.4	190.3	(1.5)%
Value	70.6	74.0	(4.6)%
Total industry domestic cigarette shipment volume	258.0	264.3	(2.4)%
Premium/total mix	72.6%	72.0%

(1)	Based on information from MSAi.
(2)	Percentage of change not meaningful.

RJR Tobacco’s net sales are dependent upon its cigarette shipment volume in a declining market, premium versus value-brand mix and list pricing, offset by promotional spending, trade incentives and federal and state excise taxes.

RJR Tobacco’s net sales for the year ended December 31, 2016, increased from the year ended December 31, 2015, primarily due to higher volume and favorable product mix of $1.3 billion and higher net pricing of $490 million.

Market Share

Market share information is included for RJR Tobacco to provide enhanced analysis of its brand performance.  For brands that were acquired in the Lorillard Merger, share information is displayed as if the brands were part of the portfolio for all time periods shown.  Brands that were part of the Divestiture have been removed for all presented time periods. Accordingly, this pro forma market share data is presented for informational purposes only and is not necessarily indicative of what the market share of the acquired brands would have been if the Lorillard Merger and Divestiture had occurred at the beginning of the periods presented, nor is it necessarily indicative of future market share.

The shares of RJR Tobacco’s cigarette brands as a percentage of total share of U.S. cigarette STR data were as follows (1):

	For the Twelve Months Ended December 31,
	2016	2015	Share Point Change
Drive brands:
NEWPORT	13.9%	13.5%	0.4
CAMEL	8.2%	8.3%	(0.1)
PALL MALL	7.7%	7.9%	(0.3)
Total drive brands	29.9%	29.7%	0.1
Other brands	2.4%	2.6%	(0.2)
Total RJR Tobacco domestic cigarette retail share of market	32.3%	32.3%	(0.1)

(1)

In 2016, the universe of industry participants that MSAi uses to estimate RJR Tobacco’s cigarette shipments to retail market share has been revised to reflect the new universe of direct customers as a result of the Lorillard Merger. The revision results in higher absolute share levels in 2015 on some of RJR Tobacco’s brands, but does not affect overall share trends. Prior-year market share data, herein, has been restated on this basis for comparison purposes.

The retail share of market of NEWPORT, at 13.9 share points, was up 0.4 share points compared with the prior-year period in the highly competitive U.S. cigarette category. NEWPORT’s cigarette market share continued to be favorably impacted by its strength in the menthol category, as well as its continued momentum in the non-menthol category.

The retail share of market of CAMEL, at 8.2 share points, was down 0.1 share points compared with the prior-year period in the highly competitive U.S. cigarette category. CAMEL’s cigarette market share demonstrated relatively stable performance in its menthol styles that offer its innovative capsule technology offered in CAMEL Crush. CAMEL Crush styles provide adult smokers the choice of switching from non-menthol to menthol. CAMEL Crush menthol styles allow adult smokers to choose the level of menthol flavor on demand. CAMEL SNUS, a smoke-free tobacco product, continues to lead the U.S. snus category with a market share of approximately 75%.

PALL MALL, a product that offers a high quality, longer-lasting cigarette at a value price, continues to attract interest from adult tobacco consumers. PALL MALL’s 2016 market share of 7.7% was down 0.3 share points compared with the prior-year period due to continued competitive pressure.

The combined share of market of RJR Tobacco’s drive brands during 2016 was up slightly compared with 2015. RJR Tobacco’s total cigarette market share was down slightly from the prior year due to increases in the company’s drive brands, offset by decreases in the company’s other brands, consistent with its strategy of focusing on drive brands.

Operating Income

RJR Tobacco’s operating income for the year ended December 31, 2016, increased from the year ended December 31, 2015, primarily due to higher volume, higher cigarette pricing and favorable product mix. The results for the year ended December 31, 2016, include a full year net benefit from the Lorillard Merger and Divestiture compared with approximately six months in 2015. In addition, the MTM adjustment expense in 2016 was $42 million compared with an MTM adjustment expense of $229 million in 2015. The 2016 MTM adjustment was driven primarily by a decrease in the discount rate partially offset by the impact of assumption changes and better than expected asset returns. The 2015 MTM adjustment was primarily a result of lower than expected asset returns partially offset by an increase in the discount rate.

RJR Tobacco’s expense under the State Settlement Agreements and its FDA user fees included in cost of products sold were:

	For the Twelve Months Ended December 31,
	2016	2015
State Settlement Agreements	$2,563	$2,254
FDA user fees	179	162

Expenses under the State Settlement Agreements are expected to be approximately $2.8 billion in 2017, subject to adjustment based upon, among other things, the volume of cigarettes sold by RJR Tobacco, its relative market share, its operating profits and inflation. Pursuant to the Term Sheet, RJR Tobacco will receive credits with respect to its NPM Adjustment claims to be applied against annual payments under the MSA through 2018.

As a result of meeting the performance requirements associated with the Term Sheet, RJR Tobacco recognized credits of $295 million and $279 million for the years ended December 31, 2016 and 2015, respectively. RJR Tobacco expects to recognize additional credits through 2017.

In September 2013, the Arbitration Panel ruled six states had not diligently enforced their qualifying statutes in 2003 related to the NPM Adjustment. Two of the six states subsequently joined the Term Sheet in 2014.  In 2015, three of the states dropped their challenge of the finding of non-diligence and in 2016, the remaining state dropped its challenge.  As such, a portion of the potential recovery from those states was certain and estimable, and RJR Tobacco recognized $6 million and $93 million as a reduction of cost of products sold for the years ended December 31, 2016 and 2015, respectively. A final issue regarding the judgment reduction method adopted by the Arbitration Panel was being contested in these four states. In 2016, the U.S. Supreme Court denied RJR Tobacco’s petition for writ of certiorari against two states, thus eliminating RJR Tobacco’s remaining recovery from these states. The final outcome in the remaining two states is uncertain.

In October 2015, RJR Tobacco and certain other PMs entered into a settlement agreement, referred to as the NY Settlement Agreement, with the State of New York to settle certain claims related to the NPM Adjustment. The NY Settlement Agreement resolved NPM Adjustment claims related to payment years from 2004 through 2014, providing RJR Tobacco with credits of approximately $285 million, plus interest, subject to meeting various performance obligations. These credits will be applied against annual payments under the MSA over a four-year period, which commenced with the April 2016 MSA payment. Accordingly, RJR Tobacco recognized credits of $93 million and $14 million as a reduction to cost of products sold for the years ended December 31, 2016 and 2015, respectively. In addition, the NY Settlement Agreement put in place a new method to determine future adjustments from 2015 forward as to New York.

For additional information, see “— Cost of Products Sold” in Item 8, note 1 and “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements — Enforcement and Validity; Adjustments” in Item 8, note 13 to consolidated financial statements.

Expenses for FDA user fees are expected to be approximately $160 million to $190 million in 2017. For additional information, see “— Governmental Activity” below.

Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. For the years ended December 31, 2016 and 2015, RJR Tobacco’s product liability defense costs were $208 million and $198 million, respectively.

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

Numerous factors affect product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial, that is, with active discovery and motions practice. See “— Litigation Affecting the Cigarette Industry — Overview — Introduction” in Item 8, note 13 to consolidated financial statements for detailed information regarding the number and type of cases pending, and “— Litigation Affecting the Cigarette Industry — Overview — Scheduled Trials” in Item 8, note 13 to consolidated financial statements for detailed information regarding the number and nature of cases in trial and scheduled for trial through December 31, 2017.

RJR Tobacco expects that the items described above will continue to comprise its product liability defense costs in the future. Given the level of activity in RJR Tobacco’s pending cases, including the number of cases in trial and scheduled for trial, particularly with respect to the Engle Progeny cases, RJR Tobacco’s product liability defense costs are expected to remain at a high level. See “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in Item 8, note 13 to consolidated financial statements for additional information.

In addition, it is possible that other adverse developments in the items discussed above, as well as other circumstances beyond the control of RJR Tobacco, could have a material adverse effect on the consolidated results of operations, cash flows or financial position of RAI or its subsidiaries. Those other circumstances beyond the control of RJR Tobacco include the results of present and future trials and appeals, and the development of possible new theories of liability by plaintiffs and their counsel.

Santa Fe

Net Sales

Domestic cigarette shipment volume, in billions of units, for Santa Fe was as follows:

	For the Twelve Months Ended December 31,
	2016	2015	% Change
NATURAL AMERICAN SPIRIT	5.4	4.8	13.6%

Santa Fe’s net sales for the year ended December 31, 2016, increased over 2015 primarily due to higher volume and higher net pricing.

Market Share

The shares of Santa Fe’s NATURAL AMERICAN SPIRIT cigarette brand as a percentage of total share of U.S. cigarette STR data were as follows (1):

	For the Twelve Months Ended December 31,
	2016	2015	Share Point Change
NATURAL AMERICAN SPIRIT	2.2%	1.9%	0.3

(1)

In 2016, the universe of industry participants that MSAi uses to estimate Santa Fe’s cigarette shipments to retail market share has been revised to reflect the new universe of direct customers as a result of the Lorillard Merger. The revision results in higher absolute share levels in 2015 on some of Santa Fe’s brand styles, but does not affect overall share trends. Prior-year market share data, herein, has been restated on this basis for comparison purposes.

Natural American Spirit continues to be the fastest growing super-premium cigarette brand in the industry as the product resonates with adult tobacco consumers looking for an authentic brand founded on principles of quality.

Operating Income

Santa Fe’s operating income for the year ended December 31, 2016, increased as compared with the prior-year period primarily due to higher volume and higher net pricing.

Santa Fe’s expense under the MSA and its FDA user fees, included in cost of products sold were:

	For the Twelve Months Ended December 31,
	2016	2015
MSA	$164	$140
FDA user fees	13	10

Expenses under the MSA are expected to be approximately $175 million to $205 million in 2017, subject to adjustment for changes in volume and other factors.

In October 2015, SFNTC and certain other PMs entered into the NY Settlement Agreement to settle certain claims related to the NPM Adjustment. The NY Settlement Agreement resolved NPM Adjustment claims related to payment years from 2004 through 2014, providing SFNTC with credits of approximately $5 million, plus interest, subject to meeting various performance obligations. These credits will be applied against annual payments under the MSA over a four-year period, which commenced with the April 2016 MSA payment. In addition, the NY Settlement Agreement put in place a new method to determine future adjustments from 2015 forward as to New York.

For additional information, see “— Cost of Products Sold” in Item 8, note 1 and “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements — Enforcement and Validity; Adjustments” in Item 8, note 13 to consolidated financial statements.

American Snuff

Net Sales

The moist snuff shipment volume, in millions of cans, for American Snuff was as follows:

	For the Twelve Months Ended December 31,
	2016	2015	% Change
GRIZZLY	460.6	454.4	1.4%
Other	42.4	44.7	(5.2)%
Total American Snuff moist snuff shipment volume	502.9	499.1	0.8%

American Snuff’s net sales for the year ended December 31, 2016, increased compared with the prior-year period primarily due to higher net pricing and higher moist snuff volume.

Moist snuff has been the key driver to American Snuff’s overall growth and profitability within the U.S. smokeless tobacco market. Moist snuff accounted for approximately 91% of American Snuff’s revenue in 2016 and approximately 90% in 2015.

Market Share

The shares of American Snuff’s moist snuff brands as a percentage of total share of U.S. moist snuff STR data were as follows(1):

	For the Twelve Months Ended December 31,
	2016	2015	Share Point Change
GRIZZLY	30.8%	30.9%	(0.1)
Other	2.6%	2.8%	(0.2)
Total American Snuff moist snuff retail share of market	33.4%	33.7%	(0.3)

(1)

In 2016, the universe of industry participants that MSAi uses to estimate American Snuff’s moist snuff shipments to retail market share has been revised to reflect the new universe of direct customers as a result of the Lorillard Merger. The revision results in higher absolute share levels in 2015 on some of American Snuff’s brands, but does not affect overall share trends. Prior-year market share data, herein, has been restated on this basis for comparison purposes.

GRIZZLY, a leading U.S. moist snuff brand, declined 0.1 share points in 2016 in a significantly competitive marketplace. GRIZZLY’s increase in full-year shipment volume was driven by growth in the wintergreen styles and pouch offerings. GRIZZLY continues its market-leading position in wintergreen, with long cut and pouch styles remaining strong and the GRIZZLY Dark Wintergreen style enhancing the GRIZZLY wintergreen offerings. GRIZZLY Dark Wintergreen offers a differentiated and bolder wintergreen flavor, and is made from 100% U.S. tobacco grown in Kentucky and Tennessee.

GRIZZLY continues to show strength with its soft pouch design, which offers smokeless tobacco consumers a flavorful, moist experience that is easy to use, positioning it to be the fastest growing leading pouch brand. The pouch category represents approximately 20% of the moist snuff industry.

In September 2016, GRIZZLY expanded its product offerings with the national launch of Premium Dark Mint. This style offers 100% dark-fired U.S. tobacco with mint flavor.

Operating Income

American Snuff’s operating income for the year ended December 31, 2016, increased compared with the prior-year period primarily due to higher net pricing and higher moist snuff volume.

All Other

RJR Vapor is the marketer of VUSE Digital Vapor Cigarette products. Since the fourth quarter of 2015, all production of VUSE Solo cartridges is performed at RJR Tobacco’s manufacturing facility, pursuant to a services agreement between RJR Tobacco and RJR Vapor. As a result of this consolidation, pre-tax asset impairment and exit charges of $99 million were recorded in All Other in the third quarter of 2015. For additional information, see Item 8, note 6 to consolidated financial statements.

Gain on divestitures

The results of operations of SFRTI were reported in All Other until their sale on January 13, 2016. SFRTI and various foreign subsidiaries affiliated with SFRTI distributed the NATURAL AMERICAN SPIRIT brand outside the United States. RAI, through the Sellers, completed the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with the international companies that distributed and marketed the brand outside the United States, to JTI Holding in an all-cash transaction for approximately $5 billion and recognized a pre-tax gain of approximately $4.9 billion in the first quarter of 2016. See Item 8, note 3 to consolidated financial statements for additional information.

For the year ended December 31, 2015, the $3.2 billion pre-tax gain is a result of the divestiture of the WINSTON, KOOL and SALEM cigarette brands, previously owned by RAI subsidiaries, as well as the cigarette brand MAVERICK and the “e-vapor” brand blu (including SKYCIG), previously owned by Lorillard subsidiaries, and other assets and certain liabilities. For additional information, see Item 8, note 2 to consolidated financial statements.

Corporate Expense

Corporate operating costs and expenses decreased for the year ended December 31, 2016, compared with 2015, primarily due to a lower MTM adjustment expense in 2016, and costs associated with the Lorillard Merger and Divestiture in 2015.

RAI Consolidated

Interest and debt expense for the year ended December 31, 2016, increased $56 million compared with the prior period. The change is primarily due to costs associated with the notes issued to fund part of the merger consideration in the Lorillard Merger and the notes assumed from Lorillard Tobacco in connection with the Lorillard Merger, offset by decreases in interest and debt expenses related to the repurchase and redemption during the first six months of 2016 of approximately $3.7 billion of outstanding notes, and the repayment at maturity in August 2016 of approximately $500 million of outstanding notes. RAI expects that interest expense will be lower in future periods, compared with prior periods due to the retirement of debt that occurred in 2016.

Provision for income taxes reflected an effective rate of 37.3%, for the year ended December 31, 2016, compared with an effective rate of 49.0%, for the year ended December 31, 2015. The effective tax rate for 2016 was impacted by the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with the international companies that distributed and marketed the brand outside the United States. The effective tax rate for 2015 was unfavorably impacted by an increase in tax attributable to nondeductible acquisition costs, nondeductible goodwill in the amount of $1,849 million associated with the Lorillard Merger and Divestiture and an increase in uncertain tax positions, offset by a decrease in tax attributable to the release of valuation allowance and a reduction in state income taxes.

The effective tax rate for each period differed from the federal statutory rate of 35% due to the domestic manufacturing deduction of the American Jobs Creation Act of 2004, state income taxes and certain nondeductible items.

RAI expects its effective tax rate to be between 36.5% and 37.5% in 2017.

2015 Compared with 2014

RJR Tobacco

Net Sales

Domestic cigarette shipment volume, in billions of units, for RJR Tobacco and the industry, was as follows:

	For the Twelve Months Ended December 31,
	2015	2014	% Change
RJR Tobacco:
Drive brands:
NEWPORT	18.9	—	NM(2)
CAMEL	20.8	20.9	(0.5)%
PALL MALL	19.9	20.6	(3.4)%
Total RJR Tobacco drive brands	59.5	41.5	43.5%
Other brands	11.8	19.5	(39.4)%
Total RJR Tobacco domestic cigarette shipment volume	71.3	61.0	17.0%
Total premium	47.0	35.6	32.1%
Total value	24.3	25.4	(4.1)%
Premium/total mix	65.9%	58.4%
Industry (1):
Premium	190.3	189.1	0.7%
Value	74.0	75.5	(2.1)%
Total industry domestic cigarette shipment volume	264.3	264.6	(0.1)%
Premium/total mix	72.0%	71.5%

(1)	Based on information from MSAi.
(2)	Percentage of change not meaningful.

RJR Tobacco’s net sales for the year ended December 31, 2015, increased from the year ended December 31, 2014, primarily due to higher volume and favorable product mix of $1,614 million and higher net pricing of $238 million.

Market Share

Market share information is included for RJR Tobacco to provide enhanced analysis of its brand performance.  For brands that were acquired in the Lorillard Merger, share information is displayed as if the brands were part of the portfolio for all time periods shown.  Brands that were part of the Divestiture have been removed for all presented time periods. Accordingly, this pro forma market share data is presented for informational purposes only and is not necessarily indicative of what the market share of the acquired brands would have been if the Lorillard Merger and Divestiture had occurred at the beginning of the periods presented, nor is it necessarily indicative of future market share.

The shares of RJR Tobacco’s cigarette brands as a percentage of total share of U.S. cigarette STR data were as follows (1):

	For the Twelve Months Ended December 31,
	2015	2014	Share Point Change
Drive brands:
NEWPORT	13.4%	12.9%	0.4
CAMEL	8.2%	8.2%	—
PALL MALL	7.8%	8.1%	(0.3)
Total drive brands	29.4%	29.2%	0.2
Other brands	2.6%	2.9%	(0.3)
Total RJR Tobacco domestic cigarette retail share of market	32.0%	32.1%	(0.1)

(1)

In 2016, the universe of industry participants that MSAi uses to estimate RJR Tobacco’s cigarette shipments to retail market share was revised to reflect the new universe of direct customers as a result of the Lorillard Merger. Data provided herein reflects previously published data using MSAi’s historical universe of industry participants prior to the Lorillard Merger.

The retail share of market of NEWPORT, at 13.4 share points, was up 0.4 share points compared with prior-year period in the highly competitive U.S. cigarette industry. NEWPORT’s cigarette market share continued to be favorably impacted by its strength in the menthol category, as well as its continued momentum in the non-menthol category.

The retail share of market of CAMEL, at 8.2 share points, was flat compared with the prior-year period in the highly competitive U.S. cigarette category. CAMEL’s cigarette market share continued to be favorably impacted by its innovative capsule technology offered in CAMEL Crush and CAMEL Crush menthol styles.

PALL MALL’s 2015 market share of 7.8% was down 0.3 share points compared with prior year period due to continued competitive pressure.

The combined share of market of RJR Tobacco’s drive brands during 2015 was up slightly compared with 2014 and the 2015 market share of other brands was down slightly compared with 2014, consistent with its strategy of focusing on drive brands. RJR Tobacco’s total cigarette market share was down slightly from the prior year.

Operating Income

RJR Tobacco’s operating income for the year ended December 31, 2015, increased from the year ended December 31, 2014, primarily due to higher cigarette pricing, favorable product mix, the expiration of the federal tobacco quota buyout and the lower impact of the MTM adjustment, partially offset by expense associated with the Engle Progeny litigation, and inventory valuation and other costs associated with the Lorillard Merger. The MTM adjustment expense in 2015 was $229 million, primarily as a result of pension asset returns that were less than expected returns and was partially offset by an increase in the discount rate. The MTM adjustment expense in 2014 was $422 million, which primarily resulted from the adoption of new mortality assumptions.

RJR Tobacco’s expense under the State Settlement Agreements, FDA user fees and federal tobacco quota buyout, which expired in September 2014, included in cost of products sold, were:

	For the Twelve Months Ended December 31,
	2015	2014
State Settlement Agreements	$2,254	$1,808
FDA user fees	162	125
Federal tobacco quota buyout	—	151

For the years ended December 31, 2015 and 2014, RJR Tobacco recognized credits of $293 million and $341 million, respectively, related to the Term Sheet.

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

Santa Fe’s net sales for the year ended December 31, 2015, increased over 2014 primarily due to higher volume and higher net pricing. Expansion of the distribution network and sales force contributed to greater awareness of the NATURAL AMERICAN SPIRIT brand and increased interest of adult tobacco consumers.

Market Share

The shares of Santa Fe’s NATURAL AMERICAN SPIRIT cigarette brand as a percentage of total share of U.S. cigarette STR data were as follows (1):

	For the Twelve Months Ended December 31,
	2015	2014	Share Point Change
NATURAL AMERICAN SPIRIT	1.9%	1.5%	0.3

(1)

In 2016, the universe of industry participants that MSAi uses to estimate Santa Fe’s cigarette shipments to retail market share was revised to reflect the new universe of direct customers as a result of the Lorillard Merger. Data provided herein reflects previously published data using MSAi’s historical universe of industry participants prior to the Lorillard Merger.

Operating Income

Santa Fe’s operating income for the year ended December 31, 2015, increased as compared with the prior-year period primarily due to higher volume and higher net pricing.

Santa Fe’s expense under the MSA, FDA user fees and federal tobacco quota buyout, which expired in September 2014, included in cost of products sold, were:

	For the Twelve Months Ended December 31,
	2015	2014
MSA	$140	$108
FDA user fees	10	8
Federal tobacco quota buyout	—	10

As a result of meeting the performance requirements associated with the Term Sheet, Santa Fe recognized credits.

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

Market Share

The shares of American Snuff’s moist snuff brands as a percentage of total share of U.S. moist snuff STR data were as follows(1):

	For the Twelve Months Ended December 31,
	2015	2014	Share Point Change
GRIZZLY	30.7%	30.0%	0.8
Other	2.8%	2.9%	(0.1)
Total American Snuff moist snuff retail share of market	33.5%	32.9%	0.6

(1)

In 2016, the universe of industry participants that MSAi uses to estimate American Snuff’s moist snuff shipments to retail market share was revised to reflect the new universe of direct customers as a result of the Lorillard Merger. Data provided herein reflects previously published data using MSAi’s historical universe of industry participants prior to the Lorillard Merger.

GRIZZLY, a leading U.S. moist snuff brand, grew 0.8 share points in 2015 despite significant competitive activity. GRIZZLY’s increase in full-year shipment volume was driven by growth in the wintergreen styles and pouch offerings. The brand expanded distribution of GRIZZLY Dark Wintergreen in early 2015.

Operating Income

American Snuff’s operating income for the year ended December 31, 2015, increased compared with the prior-year period primarily due to higher net pricing and higher moist snuff volume.

All Other

During 2015, RJR Vapor announced that all production of VUSE Solo cartridges will be performed at RJR Tobacco’s manufacturing facility, pursuant to a services agreement between RJR Tobacco and RJR Vapor. As a result of this consolidation, pre-tax asset impairment and exit charges of $99 million were recorded in All Other in the third quarter of 2015.

Gain on divestitures

The $3.2 billion pre-tax gain in 2015 is a result of the divestiture of the WINSTON, KOOL and SALEM cigarette brands, previously owned by RAI subsidiaries, as well as the cigarette brand MAVERICK and the “e-vapor” brand blu (including SKYCIG), previously owned by Lorillard subsidiaries, and other assets and certain liabilities. For additional information, see Item 8, note 2 to consolidated financial statements.

Corporate Expense

Corporate operating costs and expenses increased for the year ended December 31, 2015, compared with 2014, primarily due to costs associated with the Lorillard Merger and Divestiture.

RAI Consolidated

Interest and debt expense for the year ended December 31, 2015, increased $284 million compared with the prior-year period. The change is primarily due to costs associated with the Lorillard Merger.

Provision for income taxes reflected an effective rate of 49.0%, for the year ended December 31, 2015, compared with an effective rate of 36.1%, for the year ended December 31, 2014. The effective tax rate for 2015 was unfavorably impacted by an increase in tax attributable to nondeductible acquisition costs, nondeductible goodwill in the amount of $1,849 million associated with the Divestiture and an increase in uncertain tax positions, offset by a decrease in tax attributable to the release of valuation allowance in the amount of $37 million and a reduction in state income tax rates. The effective rate for 2014 was favorably impacted by a decrease in uncertain tax positions related to a federal audit settlement and an increase in the domestic manufacturing deduction, partially offset by an increase in tax attributable to nondeductible acquisition costs.

Income from discontinued operations, net of tax was $25 million for the year ended December 31, 2014. The audit of the 2010 and 2011 tax years by the Internal Revenue Service was closed on February 27, 2014. A tax benefit of $25 million attributable to a decrease in uncertain tax positions was recorded in discontinued operations.

Liquidity and Financial Condition

Liquidity

The principal sources of liquidity for RAI’s operating subsidiaries’ businesses and operating needs are internally generated funds from their operations and intercompany loans and advances. The principal sources of liquidity for RAI, in turn, are proceeds from intercompany dividends and distributions, as well as issuances of debt securities and the Credit Agreement described below under “— Long-Term Debt and Credit Agreement.” Cash flows from operating activities are believed to be sufficient for the foreseeable future to enable the operating subsidiaries to meet their obligations under the State Settlement Agreements, to make required debt-service payments, to fund their capital expenditures and to make payments to RAI that, when combined with RAI’s cash balances, proceeds from any financings and loans under the Credit Agreement, will enable RAI to make its required debt-service payments, make any share repurchases pursuant to the Governance Agreement and to pay dividends to its shareholders.

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

RAI’s operating companies monitor the liquidity of key suppliers and customers, and where liquidity concerns are identified, appropriate contingency or response plans are developed. During 2016, no business interruptions occurred due to key supplier liquidity, and no liquidity issues were identified involving significant suppliers or customers.

RAI’s excess cash may be invested in money market funds, commercial paper, corporate debt securities, U.S. treasury securities, U.S. and international government agency obligations and time deposits in major institutions to minimize risk. At present, RAI primarily invests cash in U.S. treasuries and U.S. government agencies.

Contractual obligations of RAI and its subsidiaries as of December 31, 2016, were as follows:

	Payments Due by Period
	Total	Less than 1 Year-2017	1-3 Years 2018-2019	4-5 Years 2020-2021	Thereafter
Long-term debt, exclusive of interest (1)	$12,950	$500	$2,000	$1,521	$8,929
Interest payments related to long-term debt (1)	9,208	649	1,202	982	6,375
Operating leases (2)	27	20	5	2	—
Non-qualified pension obligations (3)	119	11	22	24	62
Postretirement benefit obligations (3)	533	78	115	106	234
Qualified pension funding (3)	100	100
Purchase obligations (4)	81	81
Other noncurrent liabilities (5)	31	N/A	11	2	18
State Settlement Agreements’ obligations (6)	14,800	2,800	6,000	6,000
Gross unrecognized income tax benefit (7)	118
FDA user fee (8)	995	195	400	400
Total cash obligations	$38,962	$4,434	$9,755	$9,037	$15,618

(1)	For more information about RAI’s and RJR Tobacco’s long-term debt, see Item 8, note 12 to consolidated financial statements.
(2)

Operating lease obligations represent estimated lease payments primarily related to vehicles, office space, warehouse space and equipment. See Item 8, note 13 to consolidated financial statements for additional information.

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

(8)

FDA user fee obligation amounts in the aggregate beyond five years are not presented as these obligations are assumed to extend into perpetuity. For more information about FDA user fees, see “— Governmental Activity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Long-Term Debt and Credit Agreement

RAI Notes

As of December 31, 2016, the principal amount of RAI’s outstanding notes was $12.7 billion, with maturity dates ranging from 2017 to 2045. RAI, at its option, may redeem any or all of its outstanding notes, in whole or in part at any time, subject to the payment of a make-whole premium. Interest on the notes is payable semi-annually. At December 31, 2016, RAI had aggregate principal amount of $447 million of current maturities of long-term debt. In August 2016, RAI repaid at maturity, with available cash, $415 million in principal amount of notes.

RJR Tobacco Notes

As of December 31, 2016, the principal amount of RJR Tobacco’s outstanding notes was $284 million, with maturity dates ranging from 2017 to 2041. Interest on the notes is payable semi-annually. At December 31, 2016, RJR Tobacco had aggregate principal amount of $53 million of current maturities of long-term debt. In August 2016, RJR Tobacco repaid at maturity, with available cash, $85 million in principal amount of notes. In June 2016, RJR Tobacco repurchased, prior to maturity, from available cash, $8 million of its outstanding notes.

Tender Offer and Redemption

In February 2016, pursuant to its previously announced cash tender offer, RAI purchased $2.69 billion in aggregate principal amount of certain of its outstanding senior notes. RAI paid, with cash on hand, aggregate consideration of $2.81 billion, which included a premium of approximately $118 million, but excluded accrued and unpaid interest, for such notes accepted for purchase.

In March 2016, pursuant to its previously announced redemption call, RAI redeemed all $700 million outstanding aggregate principal amount of its 6.750% Senior Notes due 2017 and all $250 million outstanding aggregate principal amount of its 7.750% Senior Notes due 2018. RAI paid, with cash on hand, aggregate consideration of $1.0 billion for the redemption, which included $88 million of early redemption premiums, but excluded accrued and unpaid interest, on such notes. See Item 8, note 12 to consolidated financial statements for additional information on the tender offer and redemption.

Credit Agreement

In December 2014, RAI entered into a credit agreement, referred to as the Credit Agreement, with a syndicate of lenders, providing for a five-year, $2 billion senior unsecured revolving credit facility, which may be increased to $2.35 billion at the discretion of the lenders upon the request of RAI. The Credit Agreement replaced RAI’s four-year, $1.35 billion senior unsecured revolving credit facility dated October 8, 2013. The original maturity date of the Credit Agreement was December 18, 2019. Pursuant to the maturity date extension provision of the Credit Agreement, the requisite lenders have agreed on two separate occasions, upon RAI’s request, to extend the maturity date of the Credit Agreement by 12 months. As a result, the maturity date of the Credit Agreement is December 18, 2021.

Certain of RAI’s subsidiaries, including its Material Subsidiaries, as such term is defined in the Credit Agreement, have guaranteed, on an unsecured basis, RAI’s obligations under the Credit Agreement.

As of December 31, 2016, there were no outstanding borrowings and $6 million of letters of credit outstanding under the Credit Agreement.

See Item 8, notes 11 and 12 to consolidated financial statements for additional information on the Credit Agreement and Long-Term Debt.

Other

The lowering of RAI’s credit ratings, or concerns over such a lowering, could have an adverse impact on RAI’s ability to access the debt markets and could increase borrowing costs.

RAI, RJR Tobacco and their affiliates were in compliance with all covenants and restrictions imposed by RAI’s indebtedness and RJR Tobacco’s indebtedness, as the case may be, at December 31, 2016.

Dividends

RAI’s board of directors declared a quarterly cash dividend of $0.51 per common share, on February 8, 2017. The dividend will be paid on April 3, 2017, to shareholders of record as of March 10, 2017.

Share Repurchases

On July 25, 2016, the board of directors of RAI approved the Share Repurchase Program, which authorized the repurchase, from time to time, on or before December 31, 2018, of up to $2 billion of outstanding shares of RAI common stock in open-market or privately negotiated transactions. During 2016, in accordance with the Share Repurchase Program, RAI repurchased 1,565,698 shares of RAI common stock for $75 million. The Merger Agreement places restrictions on RAI’s ability to repurchase its common stock. As a result, RAI does not expect to make repurchases under the Share Repurchase Program while the Merger Agreement is in effect.

During 2016, in accordance with the Governance Agreement, at a cost of $93 million, RAI repurchased 1,817,846 shares of RAI common stock in open-market transactions.

Additionally, during 2016, at a cost of $58 million, RAI purchased 1,146,978 shares of RAI common stock that were forfeited and cancelled with respect to tax liabilities associated with restricted stock units vesting under the Omnibus Plan.

Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased were cancelled at the time of purchase.

For additional information, see Item 8, note 14 to consolidated financial statements.

Capital Expenditures

RAI’s operating subsidiaries recorded cash capital expenditures of $206 million, $174 million and $204 million in 2016, 2015 and 2014, respectively. Of the 2016 amount, $130 million related to RJR Tobacco, $12 million related to Santa Fe and $22 million related to American Snuff. During 2017, capital expenditures, primarily on non-discretionary business requirements, are planned to be $140 million to $160 million for RJR Tobacco, $5 million to $15 million for Santa Fe and $15 million to $25 million for American Snuff. Other capital investments include upgrading corporate and manufacturing facilities and information management infrastructure. Capital expenditures are funded primarily by cash flows from operations. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of December 31, 2016.

Retirement Benefits

RAI assesses the asset allocation and investment strategy of its pension plans and phases in appropriate changes to balance funded status, interest rate risk and asset returns. These changes will reduce the pension fund’s exposure to equities and increase exposure to fixed income. As a result of changes to the asset allocation and investment strategy, RAI’s expected long-term return on pension assets, referred to as the ELTRA, was 6.82% in 2016, 6.83% in 2015, and 7.13% in 2014 and will be 7.07% in 2017. Asset performance, changes in assumptions and the discount rate may impact the funded status of RAI’s pension plans.

RAI contributed $335 million to its pension plans and $66 million to its postretirement plans in 2016. During 2017, RAI expects to contribute $111 million to its pension plans and $78 million to its postretirement plans.

Income Taxes

At December 31, 2016, RAI had a net long-term deferred tax liability of $9.6 billion.

As of December 31, 2016, no valuation allowance was established on deferred tax assets as RAI believes it is more likely than not that the deferred tax assets will be realized through the generation of future taxable income. At December 31, 2015, RAI had recorded a valuation allowance of $8 million to fully offset the deferred tax assets attributable to its Puerto Rico subsidiaries. In 2016, reorganization of the Puerto Rico business in connection with the Lorillard Merger and Divestiture resulted in the $8 million valuation allowance being reversed.

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

Litigation and Settlements

As discussed in Item 8, note 13 to consolidated financial statements, various legal proceedings or claims, including litigation claiming cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, and seeking damages in amounts ranging into the hundreds of millions or even billions of dollars, are pending or may be instituted against Reynolds Defendants. Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of December 31, 2016, RJR Tobacco had paid approximately $239 million since January 1, 2014, related to unfavorable smoking and health litigation judgments.

RAI’s consolidated balance sheet as of December 31, 2016 contains accruals for certain individual Engle Progeny cases. Other accruals include an amount for the estimated costs of the corrective communications in the U.S. Department of Justice case. For a more complete description of the Engle Progeny cases and U.S. Department of Justice case, see “— Litigation Affecting the Cigarette Industry — Overview”, “— Engle and Engle Progeny Cases” and “— Health-Care Cost Recovery Cases — U.S. Department of Justice Case” in Item 8, note 13 to consolidated financial statements.

RAI’s management continues to conclude that the loss of any particular tobacco-related litigation claim against Reynolds Defendants, or the loss of any particular claim concerning the use of smokeless tobacco products against American Snuff Co., when viewed on an individual case-by-case basis, is not probable or estimable except for certain Engle Progeny cases, as described in “— Litigation Affecting the Cigarette Industry — Overview” in Item 8, note 13 to consolidated financial statements. Reynolds Defendants believe that they have valid bases for appeal of adverse verdicts in their pending cases and valid defenses to all actions, and intend to defend all actions vigorously. Nonetheless, the possibility of material losses related to tobacco-related litigation is more than remote. Litigation is subject to many uncertainties, and generally it is not possible to predict the outcome of the litigation pending against Reynolds Defendants, or to reasonably estimate the amount or range of any possible loss. Moreover, notwithstanding the quality of defenses available to it and its affiliates in tobacco-related litigation matters, it is possible that RAI’s consolidated results of operations, cash flows or financial position could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters or difficulties in obtaining the bonds required to stay execution of judgments on appeal.

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

In 2012, RJR Tobacco, Lorillard Tobacco, certain other PMs, including SFNTC, and certain settling states entered into a Term Sheet that sets forth terms for resolving accrued and potential NPM Adjustment claims for 2003 through 2012. The Term Sheet also set forth a restructured NPM Adjustment process to be applied to future volume years, starting with the 2013 volume year. Under the Term Sheet settlement, RJR Tobacco and SFNTC are to collectively receive more than $1.1 billion in credits, a majority of which have been applied to their MSA payments in 2014 through 2016, with the remainder to be applied against its 2017 and 2018 MSA payments. Credits are recognized when RJR Tobacco and Santa Fe meet the performance requirements associated with the Term Sheet. Credits recognized in a given year are available to offset the payments made in April of the following year.

In September 2013, the Arbitration Panel ruled six states had not diligently enforced their qualifying statutes in 2003 related to the NPM Adjustment. Two of the six states subsequently joined the Term Sheet in 2014.  In 2015, three of the states dropped their challenge of the finding of non-diligence and in 2016, the remaining state dropped its challenge.  As such, a portion of the potential recovery from those states was certain and estimable and RJR Tobacco recognized the appropriate credits in those years.  A final issue regarding the judgment reduction method adopted by the Arbitration Panel was being contested in these four states.  In 2016, the U.S. Supreme Court denied RJR Tobacco’s petition for writ of certiorari against two states, thus eliminating RJR Tobacco’s remaining recovery from these states. The final outcome in the remaining two states is uncertain.

In October 2015, RJR Tobacco, SFNTC and certain other PMs entered into the NY Settlement Agreement to settle certain claims related to the NPM Adjustment. The NY Settlement Agreement resolved NPM Adjustment claims related to payment years from 2004 through 2014, providing RJR Tobacco and SFNTC, collectively, with credits of approximately $290 million, plus interest, subject to meeting various performance obligations. These credits will be applied against annual payments under the MSA over a four-year period, which commenced with the April 2016 MSA payment. In addition, the NY Settlement Agreement put in place a new method to determine future adjustments from 2015 forward as to New York.

For additional information related to the State Settlement Agreements, see “— Cost of Products Sold” in Item 8, note 1 and “— Litigation Affecting the Cigarette Industry — State Settlement Agreements —Enforcement and Validity; Adjustments”, in Item 8, note 13 to consolidated financial statements.

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

Cigarettes

The 2009 federal excise tax increase on tobacco products increased taxes on ready-made cigarettes, such as those made by RJR Tobacco and SFNTC, at a much higher rate than taxes on loose tobacco. As a result of that tax disparity, the number of retailers selling loose tobacco and operating roll-your-own machines, allowing consumers to convert the loose tobacco into finished cigarettes, greatly increased following the 2009 federal tax hike on tobacco products. On July 6, 2012, President Obama signed into law a provision classifying retailers which operate roll-your-own machines as cigarette manufacturers, and thus requiring those retailers to pay the same tax rate as other cigarette manufacturers. As of December 31, 2016, 26 states also had passed legislation classifying retailers operating roll-your-own machines as cigarette manufacturers.

All states and the District of Columbia currently impose cigarette excise taxes at levels ranging from $0.17 per pack in Missouri to $4.35 per pack in New York. As of December 31, 2016, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $1.39, compared with the 12-month rolling average of $1.34 as of December 31, 2015. Certain city and county governments, such as New York, Philadelphia and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions. During 2016, 23 states proposed increases in their respective cigarette excise taxes, with increases being adopted in four states (Louisiana, Pennsylvania, West Virginia and California) and failing in 19 states. In connection with the November 2016 general election, California approved a ballot proposal increasing, effective April 1, 2017, that state’s cigarette excise tax per pack from $0.87 to $2.87.  Ballot proposals in Colorado, Missouri and North Dakota to increase those states’ respective cigarette excise taxes failed in the November 2016 general election.  If the foregoing California cigarette excise tax increase had been in effect as of December 31, 2016, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, would have been $1.526, instead of $1.39.

Six states now require NPMs to pay a fee on each pack of cigarettes sold in their respective states, ranging from $0.25 per pack in Alaska to $0.55 per pack in Texas.

The Texas equity fee has been challenged by a coalition of small tobacco manufacturers. This group asserts that the Texas fee violates the Texas Constitution’s “Equal and Uniform” Clause, as well as the Equal Protection and Due Process Clauses of the U.S. Constitution. On November 15, 2013, a state trial court in Texas declared the equity fee unconstitutional and enjoined the state from “assessing, collecting, and enforcing” the fee. The State of Texas appealed the court’s order. In doing so, enforcement of the trial court’s order, including the injunction, is suspended. On August 15, 2014, the three-judge panel unanimously affirmed the ruling, and on October 29, 2014, the State of Texas filed its petition for review with the Texas Supreme Court. On April 1, 2016, the Texas Supreme Court reversed the Texas Court of Appeals, and ruled that the Texas equity fee legislation does not violate the Equal and Uniform Clause of the Texas constitution. The Texas Supreme Court remanded the case back to the Texas Court of Appeals for that court to consider the non-settling manufacturers’ remaining challenges to the equity fee. On June 20, 2016, plaintiffs filed a motion for rehearing with the Texas Supreme Court. That motion was denied. After the case was remanded back to the Texas Court of Appeals, both the plaintiffs and the State of Texas filed supplemental briefs with the court. Further proceedings before the Texas Court of Appeals are anticipated.

Smokeless

As of December 31, 2016, all states and the District of Columbia subject smokeless tobacco products to excise taxes, as summarized below:

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

During 2016, 16 states proposed increases in, or in the case of Pennsylvania, proposed to adopt for the first time, excise taxes on smokeless tobacco products, with such increases being adopted in three states (Pennsylvania, West Virginia and, effective as of April 1, 2017, California), failing in 11 states and remaining pending, as of December 31, 2016, in two states.

Vapor Products

As of December 31, 2016, five states and the District of Columbia imposed a tax on vapor products, such as e-cigarettes, as follows: Minnesota, which taxes vapor products at the same rate as it taxes smokeless tobacco products; Louisiana, North Carolina, Kansas and West Virginia, which tax vapor products at a per fluid milliliter rate of $0.05, $0.05, $0.20 and $0.075, respectively; and the District of Columbia, which taxes vapor products on an ad valorem basis at a 70% rate. Further, during 2016, 20 states proposed taxes on vapor products, including, in some cases, implementing a tax on a per fluid milliliter basis, taxing vapor products on the same basis as “other tobacco products” and, in other cases, taxing vapor products at a rate equivalent to cigarette excise taxes. Such legislation was adopted in three states (Pennsylvania, West Virginia and, effective April 1, 2017, California), and failed in 17 states.

Federal Regulation - General

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

Since the initial report in 1964, the Secretary of Health, Education and Welfare, now the Secretary of Health and Human Services, and the U.S. Surgeon General have issued a number of other reports which purport to find the nicotine in cigarettes addictive and to link cigarette smoking and exposure to cigarette smoke with certain health hazards, including various types of cancer, coronary heart disease and chronic obstructive lung disease. These reports have recommended various governmental measures to reduce the incidence of smoking. In 1992, the federal Alcohol, Drug Abuse and Mental Health Act was signed into law. This act required states to adopt a minimum age of 18 for purchase of tobacco products and to establish a system to monitor, report and reduce the illegal sale of tobacco products to minors in order to continue receiving federal funding for mental health and drug abuse programs. In 1996, the

U.S. Department of Health and Human Services announced regulations implementing this legislation. And in 2006, the U.S. Surgeon General released a report entitled “The Health Consequences of Involuntary Exposure to Tobacco Smoke.” Among its conclusions, the report found the following: exposure of adults to secondhand smoke causes coronary heart disease and lung cancer, exposure of children to secondhand smoke results in an increased risk of sudden infant death syndrome, acute respiratory infections, ear problems and more severe asthma; and that there is no risk-free level of exposure to secondhand smoke. A follow-up report issued by the U.S. Surgeon General in 2010, “How Tobacco Smoke Causes Disease: The Biology and Behavioral Basis for Smoking-Attributable Disease,” determined that tobacco smoke causes immediate cellular damage and tissue inflammation and that repeated exposure impedes the healing of such damage and inflammation. On January 17, 2014, the U.S. Surgeon General issued an additional report that contends that smoking is linked to a higher number of deaths to Americans than previous estimates, and that cigarettes are a causal factor in ten conditions and diseases that had not previously been directly linked to cigarette smoking.

In December 2016, the U. S. Surgeon General issued a report on e-cigarettes, raising public health concerns regarding the use of e-cigarettes by U.S. youth and young adults.  The report recommended that state, local, tribal, and territorial governments implement additional laws and regulations to address e-cigarette use among youth and young adults, including:

•	incorporating e-cigarettes into existing smoke-free policies;
•

preventing youth access to e-cigarettes through various restrictions on sales of e-cigarettes to minors (including age verification requirements, prohibitions against self-service displays, and active enforcement of existing laws);

•	implementing taxation and other price policies for e-cigarettes;
•	increasing regulation of e-cigarette marketing by expanding evidence and facilitating the development of constitutionally feasible restrictions on such marketing; and
•	targeting youth and young adults with educational initiatives on e-cigarettes and their potential for nicotine addiction and adverse health consequences.

The report also calls for expanded federal funding of e-cigarette research efforts, including research on health risks and the impact of governmental policies on initiation and use patterns for e-cigarettes and other tobacco products.  Finally, the report recommends continued surveillance of e-cigarette marketing to assess the link between exposure to e-cigarette marketing and use of these products.

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

•

in April 2012, the FDA issued draft guidance on: (1) the reporting of harmful and potentially harmful constituents in tobacco products and tobacco smoke pursuant to Section 904(a)(3) of the FDA Tobacco Act, and (2) preparing and submitting applications for modified risk tobacco products pursuant to Section 911 of the FDA Tobacco Act; and

•

in December 2016, the FDA issued a revised final guidance document entitled, “Demonstrating the Substantial Equivalence of a New Tobacco Product: Response to Frequently Asked Questions (Edition 3).” The revised guidance was the result of a decision by the United States District Court for the District of Columbia finding that the FDA’s prior guidance that labeling changes trigger the requirement for premarket review contradicts the language of the FDA Tobacco Act and exceeds the agency’s authority.  However, the court ruled that the FDA could require a premarket review submission for a product quantity change, as such a change would constitute a “new” tobacco product.

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

Pursuant to the foregoing authority, the FDA has proposed a rule that, if adopted, would require the reduction, over a three-year period, of the levels of N-nitrosonornicotine (NNN) contained in smokeless tobacco products.  The adoption of this proposed rule is currently suspended by virtue of a federal regulatory freeze imposed by the U.S. President.  It is not known whether or when this proposed rule will be adopted, and, if adopted, whether the final rule will be the same as or similar to the proposed rule.  If the proposed rule is adopted, however, in its current form (or in a form substantially similar to its current form), management expects that compliance or the inability to comply could have a material adverse effect on the results of operations, cash flows and financial position of American Snuff and RAI.

The U.S. Congress did limit the FDA’s authority in two areas, prohibiting it from:

•	banning all tobacco products; and
•	requiring the reduction of nicotine yields of a tobacco product to zero.

In 2009, a “Center for Tobacco Products”, referred to as the CTP, was established within the FDA, funded through quarterly user fees that are assessed against tobacco product manufacturers and importers based on market share. The total amount of user fees to be collected over the first ten years is expected to be approximately $5.4 billion.

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

FDA Warning Letter to SFNTC

On August 27, 2015, the FDA sent a warning letter to SFNTC claiming that SFNTC’s use of the terms “Natural” and “Additive Free” in the product labeling and advertising for Natural American Spirit cigarettes violates the Modified Risk Tobacco Products provision of the FDA Tobacco Act.  Following discussions between the parties, on January 23, 2017 the FDA and SFNTC reached an agreement whereby, among other things, SFNTC committed to phasing out use of the terms “Natural” and “Additive Free” from product labeling and advertising for Natural American Spirit cigarettes on an established timeframe.  The agreement also specifies that SFNTC may continue to use the term “Natural” in the Natural American Spirit brand name and trademarks.  SFNTC’s scheduled deletion of the terms “Natural” and “Additive Free” from the labeling and advertising of its Natural American Spirit cigarettes could have an adverse effect on the sale of such cigarettes and, as a result, on the results of operations, cash flows and financial position of SFNTC and RAI.

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

Other Matters

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

In July 2007, the State of Maine became the first state to enact a statute that prohibits the sale of cigarettes and cigars that have a characterizing flavor. The legislation defines characterizing flavor as “a distinguishable taste or aroma that is imparted to tobacco or tobacco smoke either prior to or during consumption, other than a taste or aroma from tobacco, menthol, clove, coffee, nuts or peppers.” As of December 31, 2016, New Jersey was the only other state that had adopted a statute banning the sale of cigarettes containing certain characterizing flavors; the New Jersey statute exempts menthol from the prohibition. Since Maine’s adoption of such legislation, numerous counties and municipalities have adopted laws prohibiting or restricting the sale of certain tobacco products containing “characterizing flavors.” The scope of these laws varies from jurisdiction to jurisdiction; for example, some, but not all, of these laws exempt menthol from the definition of a “characterizing flavor,” and certain laws apply to tobacco products other than cigarettes. The “characterizing flavor” ordinances in New York City, and Providence, Rhode Island were each challenged on the grounds, among others, that the FDA Tobacco Act preempts such local laws. The U.S. Courts of Appeals for the Second Circuit and First Circuit have held that the FDA Tobacco Act does not preempt the New York City and Providence, Rhode Island ordinances, respectively.

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

Forty-two states by statute or court rule have limited, in at least some circumstances, the amount of the bond required to stay execution of an adverse judgment pending an appeal in state court. The limitation on the amount of such bonds ranges generally from $1 million to $150 million. In five states and Puerto Rico, the filing of a notice of appeal automatically stays the judgment of the trial court. For information regarding the bonding requirements applicable to Engle Progeny cases, see “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in Item 8, note 13 to consolidated financial statements.

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

Cautionary Information Regarding Forward-Looking Statements

Statements included in this report that are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, and RAI’s and its subsidiaries’ expectations, beliefs, intentions or future strategies that are signified by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “should” and similar expressions. These statements regarding future events or the future performance or results of RAI and its subsidiaries inherently are subject to a variety of risks, contingencies and other uncertainties that could cause actual results, performance or achievements to differ materially from those described in or implied by the forward-looking statements. These risks, contingencies and other uncertainties include:

•

the effect of (1) possible unfavorable outcomes in litigation based on allegations relating to the sale, distribution, manufacture, development, advertising, marketing and health effects of tobacco products (including smokeless tobacco products and electronic cigarettes) that is pending or may be instituted against RAI or its subsidiaries, including the Engle Progeny cases, and (2) potential bonding difficulties related to adverse judgments resulting from such litigation, including Engle Progeny cases;

•

the possibility that the FDA will issue regulations prohibiting or restricting the use of menthol in cigarettes, which could adversely affect the sales of, among other products, RJR Tobacco’s NEWPORT cigarettes;

•	the possibility that the CTP fails to grant a marketing order allowing an RAI subsidiary to launch a new tobacco product or modify an existing product;
•

the adverse effects (including damage to RAI’s reputation, recall costs and decreased sales) arising from potential CTP orders (1) finding that provisional products sold by RAI subsidiaries are not substantially equivalent to predicate products and (2) as a result, requiring that the provisional products be removed from the market;

•	the adverse effects arising out of FDA actions (or agreements between the FDA and RAI or its subsidiaries) related to product labeling and advertising, potentially resulting in decreased sales;
•

the adverse effects arising from the FDA’s May 2016 regulation extending the agency’s control and authority over tobacco products to e-cigarettes, which regulation (1) subjects e-cigarettes to restrictions on, among other things, the manufacturing, marketing and sale of such products, and (2) requires FDA clearance of e-cigarettes introduced to the market after February 15, 2007;

•

the possibility that the FDA will issue regulations further controlling constituents in cigarettes, including requiring the reduction of nicotine levels or the reduction or elimination of other constituents;

•

possible additional effects on the sales of RAI’s subsidiaries’ products of the substantial, sales-based payment obligations under the State Settlement Agreements, coupled with continuing effects of the State Settlement Agreements’ substantial limitations on the sale, advertising and marketing of cigarettes (and of RJR Tobacco’s smoke-free tobacco products);

•	the possibility that NPM Adjustment awards could be vacated or otherwise modified;
•	considering RAI’s subsidiaries’ dependence on the U.S. cigarette market, the continued decline in U.S. cigarette consumption;
•	the possible transition of consumers away from premium brands to lower-cost brands considering RAI’s subsidiaries’ dependence on premium and super-premium cigarette brands;
•	the success or failure of new products (including vapor category product offerings and other non-traditional tobacco products), marketing strategies and promotional programs;
•	competitive actions and pricing pressures from other manufacturers, including manufacturers of deep-discount cigarette brands;
•	significant current and anticipated federal, state and local governmental regulation of tobacco products, including limitations on advertising, marketing, sale and use of tobacco products;
•	substantial and increasing taxation of tobacco products;
•	fluctuations in the availability, quality and price of raw materials and commodities, including tobacco leaf, used in the products of RAI’s subsidiaries;
•	the reliance on a few significant manufacturing facilities and single source suppliers for certain key raw materials;
•	the possible impairment of goodwill and other intangible assets, including trademarks;
•

the effect of market conditions on the investment returns earned on pension assets or any adverse effects of any new legislation or regulations changing pension and postretirement benefits accounting or required pension funding levels;

•	the concentration of a material amount of sales with a limited number of customers and potential loss of these customers;
•	possible security breaches or disruptions in critical information technology systems, many of which are managed by third party service providers;
•

the possible inability to use digital technologies effectively, including any failure to use such technologies to engage with customers and consumers, automate business processes and support product innovation;

•	the impact of the health and social issues associated with the tobacco industry on RAI’s and its subsidiaries’ ability to attract and retain qualified employees, officers, and professionals;
•	indemnification obligations for specified matters, and retention of certain liabilities related to assets transferred in transactions with ITG and JTI Holding;
•	the impact of a potential decrease in RAI’s credit ratings on RAI’s ability to access the debt capital markets and on RAI’s borrowing costs;
•	the possibility of changes in RAI’s dividend policy;
•

the significant collective ownership interest in RAI of BAT and its subsidiaries, and their associated rights under the Governance Agreement, which should the BAT Merger not be completed and the Governance Agreement be terminated, in whole or in part, in accordance with its terms, could eliminate the board composition and share transfer restrictions placed on BAT and its subsidiaries;

•	the absence of significant anti-takeover measures, together with the effects of the declassification of the board of directors, in the event that the BAT Merger is not completed; and
•

additional risks, contingencies and uncertainties associated with the BAT Merger that could result in the failure of the BAT Merger to be completed or, if completed, to have an adverse effect on the results of operations, cash flows and financial position of RAI or the combined company, respectively, including:

o	the failure to obtain necessary shareholder approvals for the BAT Merger;
o

the failure to obtain necessary regulatory or other approvals for the BAT Merger, or if obtained, the possibility of being subjected to conditions that could reduce the expected synergies and other benefits of the BAT Merger, result in a material delay in, or the abandonment of, the BAT Merger or otherwise have an adverse effect on RAI or the combined company;

o	the failure to satisfy required closing conditions or complete the BAT Merger in a timely manner or at all;
o	the effect of restrictions placed on RAI’s and its subsidiaries’ business activities and the limitations put on RAI’s ability to pursue alternatives to the BAT Merger pursuant to the Merger Agreement;
o	risks related to disruption of management time from ongoing business operations due to the BAT Merger;
o	the failure to realize projected synergies and other benefits from the BAT Merger;
o	failure to promptly and effectively integrate RAI into BAT;
o

the uncertainty of the value of the merger consideration that RAI shareholders will receive in the BAT Merger due to a fixed exchange ratio and a potential fluctuation in the market price of BAT common stock;

o

the difference in rights provided to RAI shareholders under North Carolina law, the RAI articles of incorporation and the RAI bylaws, as compared to the rights RAI shareholders will obtain as BAT shareholders under the laws of England and Wales and BAT’s governing documents;

o	the possibility of RAI’s and BAT’s directors and officers having interests in the BAT Merger that are different from, or in addition to, the interests of RAI shareholders generally;
o	the effect of the announcement of the BAT Merger on the ability to retain and hire key personnel, maintain business relationships, and on operating results and businesses generally;
o	the incurrence of significant pre- and post-transaction related costs in connection with the BAT Merger;
o	evolving legal, regulatory and tax regimes; and
o	the occurrence of any event giving rise to the right of a party to terminate the Merger Agreement.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the consolidated results of operations, cash flows and financial position due to adverse changes in financial market prices and rates. RAI and its subsidiaries are exposed to interest rate risk directly related to their normal investing and funding activities. In addition, RAI and its subsidiaries have immaterial exposure to foreign currency exchange rate risk related primarily to purchases and foreign operations denominated in euros, British pounds, Swiss francs, Swedish krona, Chinese renminbi, Japanese yen and Canadian dollars. RAI and its subsidiaries have established policies and procedures to manage their exposure to market risks.

The table below provides information, as of December 31, 2016, about RAI’s financial instruments that are sensitive to changes in interest rates. The table presents principal amounts and weighted average interest rates by contractual maturity dates for the years ending December 31(1):

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value(1)
Investments:
Variable Rate	$2,006	$—	$—	$—	$—	$—	$2,006	$2,006
Average Interest Rate	0.2%	—	—	—	—	—	0.2%	—
Debt:
Fixed-Rate	$500	$1,250	$750	$1,521	$—	$8,929	$12,950	$14,283
Average Interest Rate (2)	2.3%	2.3%	8.1%	5.0%	—	5.3%	5.0%	—

(1)	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted fair values.
(2)	Based upon coupon interest rates for fixed-rate instruments.

RAI’s exposure to foreign currency transactions was not material to results of operations for the year ended December 31, 2016. RAI currently has no hedges for its exposure to foreign currency.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Reynolds American Inc.:

We have audited the accompanying consolidated balance sheets of Reynolds American Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reynolds American Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Reynolds American Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 9, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Greensboro, North Carolina
February 9, 2017

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

Management conducted an evaluation of the effectiveness of RAI’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that RAI’s system of internal control over financial reporting was effective as of December 31, 2016.

KPMG LLP, independent registered public accounting firm, has audited RAI’s consolidated financial statements and issued an attestation report on RAI’s internal control over financial reporting as of December 31, 2016.

Dated: February 9, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Reynolds American Inc.:

We have audited Reynolds American Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Reynolds American Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Reynolds American Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Reynolds American Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 9, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Greensboro, North Carolina
February 9, 2017

REYNOLDS AMERICAN INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions, Except Per Share Amounts)

	For the Years Ended December 31,
	2016	2015	2014
Net sales (1)	$12,277	$10,416	$8,160
Net sales, related party	226	259	311
Net sales	12,503	10,675	8,471
Costs and expenses:
Cost of products sold (1)	4,841	4,688	4,058
Selling, general and administrative expenses	1,931	2,098	1,871
Gain on divestitures	(4,861)	(3,181)	—
Amortization expense	23	18	11
Asset impairment and exit charges	—	99	—
Operating income	10,569	6,953	2,531
Interest and debt expense	626	570	286
Interest income	(8)	(6)	(3)
Other (income) expense, net	260	5	(14)
Income from continuing operations before income taxes	9,691	6,384	2,262
Provision for income taxes	3,618	3,131	817
Income from continuing operations	6,073	3,253	1,445
Income from discontinued operations, net of tax	—	—	25
Net income	$6,073	$3,253	$1,470
Basic income per share:
Income from continuing operations	$4.26	$2.57	$1.36
Income from discontinued operations	—	—	0.02
Net income	$4.26	$2.57	$1.38
Diluted income per share:
Income from continuing operations	$4.25	$2.57	$1.35
Income from discontinued operations	—	—	0.02
Net income	$4.25	$2.57	$1.37
Dividends declared per share	$1.76	$1.39	$1.34

(1)	Excludes excise taxes of $4,343 million, $4,209 million and $3,625 million for the years ended December 31, 2016, 2015 and 2014, respectively.

See Notes to Consolidated Financial Statements

REYNOLDS AMERICAN INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Millions)

	For the Years Ended December 31,
	2016	2015	2014
Net income	$6,073	$3,253	$1,470
Other comprehensive income (loss), net of tax (benefit) expense:
Retirement benefits, net of tax (2016 — $(6); 2015 — $32; 2014 — $(178))	(11)	50	(277)
Long-term investments, net of tax (2016 — $10; 2014 — $1)	14	—	2
Hedging instruments, net of tax (2016 — $6; 2015 — $1; 2014 — $1 )	11	1	1
Cumulative translation adjustment and other, net of tax (2016 — $6; 2015 — $(12); 2014 — $(15))	10	(25)	(34)
Comprehensive income	$6,097	$3,279	$1,162

See Notes to Consolidated Financial Statements

REYNOLDS AMERICAN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	For the Years Ended December 31,
	2016	2015	2014
Cash flows from (used in) operating activities:
Net income	$6,073	$3,253	$1,470
Income from discontinued operations, net of tax	—	—	(25)
Adjustments to reconcile to net cash flows from (used in) operating activities:
Gain on divestitures	(4,861)	(3,181)	—
Loss on early extinguishment of debt and related expenses	239	—	—
Asset impairment and exit charges, net of cash payments	—	94
Depreciation and amortization expense	123	122	106
Deferred income tax expense (benefit)	387	(659)	(180)
Other changes that provided (used) cash:
Accounts and other receivables	24	86	(3)
Inventories	89	31	(154)
Related party, net	(5)	14	—
Accounts payable	42	32	(43)
Accrued liabilities, including other working capital	(160)	(242)	30
Tobacco settlement accruals	(314)	239	92
Pension and postretirement	(415)	91	317
Other, net	58	316	13
Net cash flows from operating activities	1,280	196	1,623
Cash flows from (used in) investing activities:
Capital expenditures	(206)	(174)	(204)
Proceeds from settlement of investments	266	332	4
Acquisition, net of cash acquired	—	(17,220)	—
Proceeds from divestitures	5,015	7,056	—
Proceeds from termination of joint venture	—	—	35
Other, net	3	1	(40)
Net cash flows from (used in) investing activities	5,078	(10,005)	(205)
Cash flows from (used in) financing activities:
Dividends paid on common stock	(2,369)	(1,583)	(1,411)
Repurchase of common stock	(226)	(124)	(440)
Repayments of long-term debt	(500)	(450)	—
Early extinguishment of debt	(3,650)	—	—
Premiums paid for early extinguishment of debt	(207)	—	—
Proceeds from termination of interest rate swaps	66	—	—
Proceeds from BAT Share Purchase	—	4,673	—
Issuance of long-term debt	—	8,975	—
Debt issuance costs and financing fees	(8)	(70)	(79)
Borrowings under revolving credit facility	—	1,400	1,000
Repayments of borrowings under revolving credit facility	—	(1,400)	(1,000)
Excess tax benefit on stock-based compensation plans	28	17	12
Net cash flows from (used in) financing activities	(6,866)	11,438	(1,918)
Effect of exchange rate changes on cash and cash equivalents	(8)	(28)	(34)
Net change in cash and cash equivalents	(516)	1,601	(534)
Cash and cash equivalents at beginning of year	2,567	966	1,500
Cash and cash equivalents at end of year	$2,051	$2,567	$966
Income taxes paid, net of refunds	$3,179	$3,744	$974
Interest paid	$712	$510	$252
Fair value of equity consideration issued in the Lorillard Merger	$—	$7,555	$—

See Notes to Consolidated Financial Statements

REYNOLDS AMERICAN INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$2,051	$2,567
Short-term investments	—	149
Accounts receivable	66	68
Accounts receivable, related party	113	38
Other receivables	10	35
Inventories	1,645	1,734
Other current assets	353	564
Total current assets	4,238	5,155
Property, plant and equipment, at cost:
Land and land improvements	95	94
Buildings and leasehold improvements	757	727
Machinery and equipment	2,064	1,967
Construction-in-process	94	110
Total property, plant and equipment	3,010	2,898
Accumulated depreciation	(1,662)	(1,643)
Property, plant and equipment, net	1,348	1,255
Trademarks and other intangible assets, net of accumulated amortization	29,444	29,467
Goodwill	15,992	15,993
Other assets and deferred charges	73	230
	$51,095	$52,100
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$221	$179
Tobacco settlement accruals	2,498	2,816
Due to related party	7	9
Deferred revenue, related party	66	33
Current maturities of long-term debt	501	506
Dividends payable on common stock	656	514
Other current liabilities	1,036	1,234
Total current liabilities	4,985	5,291
Long-term debt (less current maturities)	12,664	16,849
Long-term deferred income taxes, net	9,607	9,204
Long-term retirement benefits (less current portion)	1,869	2,265
Long-term deferred revenue, related party	39	—
Other noncurrent liabilities	220	239
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2016 — 1,425,824,955; 2015 — 1,427,341,341)	—	—
Paid-in capital	18,285	18,402
Retained earnings	3,740	188
Accumulated other comprehensive loss	(314)	(338)
Total shareholders’ equity	21,711	18,252
	$51,095	$52,100

See Notes to Consolidated Financial Statements

REYNOLDS AMERICAN INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in Millions, Except Per Share Amounts)

	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2013	$—	$6,571	$(1,348)	$(56)	$5,167
Net income	—	—	1,470	—	1,470
Retirement benefits, net of $178 tax benefit	—	—	—	(277)	(277)
Long-term investments, net of $1 tax expense	—	—	—	2	2
Hedging instruments, net of $1 tax expense	—	—	—	1	1
Cumulative translation adjustment and other, net of $15 tax benefit	—	—	—	(34)	(34)
Dividends — $1.34 per share	—	—	(1,436)	—	(1,436)
Common stock repurchased	—	(440)	—	—	(440)
Equity incentive award plan and stock-based compensation	—	57	—	—	57
Excess tax benefit on stock-based compensation plans	—	12	—	—	12
Balance at December 31, 2014	—	6,200	(1,314)	(364)	4,522
Net income	—	—	3,253	—	3,253
Retirement benefits, net of $32 tax expense	—	—	—	50	50
Hedging instruments, net of $1 tax expense	—	—	—	1	1
Cumulative translation adjustment and other, net of $12 tax benefit	—	—	—	(25)	(25)
Dividends — $1.39 per share	—	—	(1,751)	—	(1,751)
Issuance of additional shares as Lorillard Merger Consideration	—	7,555	—	—	7,555
Issuance of additional shares for BAT Share Purchase	—	4,673	—	—	4,673
Common stock repurchased	—	(124)	—	—	(124)
Equity incentive award plan and stock-based compensation	—	81	—	—	81
Excess tax benefit on stock-based compensation plans	—	17	—	—	17
Balance at December 31, 2015	—	18,402	188	(338)	18,252
Net income	—	—	6,073	—	6,073
Retirement benefits, net of $6 tax benefit	—	—	—	(11)	(11)
Long-term investments, net of $10 tax expense	—	—	—	14	14
Hedging instruments, net of $6 tax expense	—	—	—	11	11
Cumulative translation adjustment and other, net of $6 tax expense	—	—	—	10	10
Dividends — $1.76 per share	—	—	(2,521)	—	(2,521)
Common stock repurchased	—	(226)	—	—	(226)
Equity incentive award plan and stock-based compensation	—	81	—	—	81
Excess tax benefit on stock-based compensation plans	—	28	—	—	28
Balance at December 31, 2016	$—	$18,285	$3,740	$(314)	$21,711

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

References to RJR Tobacco prior to July 30, 2004, relate to R. J. Reynolds Tobacco Company, a New Jersey corporation. References to RJR Tobacco on and subsequent to July 30, 2004 and until June 12, 2015, relate to the combined U.S. assets, liabilities and operations of B&W and R. J. Reynolds Tobacco Company. Concurrent with the completion of the B&W business combination, RJR Tobacco became a North Carolina corporation. References to RJR Tobacco on and subsequent to June 12, 2015, relate to R. J. Reynolds Tobacco Company, a North Carolina corporation, and reflect the effects of the Lorillard Merger and Divestiture, described below.

Proposed Merger with BAT

On January 17, 2017, RAI announced that it had entered into an Agreement and Plan of Merger, referred to as the Merger Agreement, with BAT, BATUS Holdings Inc., a Delaware corporation and a wholly owned subsidiary of BAT, and Flight Acquisition Corporation, a North Carolina corporation and a wholly owned subsidiary of BAT, referred to as Merger Sub. For additional information, see note 22 to consolidated financial statements.

Recent Transactions

On June 12, 2015, RAI acquired Lorillard, Inc., n/k/a Lorillard, LLC, referred to as Lorillard, in a cash and stock transaction, valued at $25.8 billion, referred to as the Lorillard Merger. Also on June 12, 2015, a wholly owned subsidiary, n/k/a ITG Brands, LLC, referred to as ITG, of Imperial Brands, PLC, f/k/a Imperial Tobacco Group, PLC, referred to as Imperial, acquired for approximately $7.1 billion, in a transaction referred to as the Divestiture, certain assets (1) owned by RAI subsidiaries or affiliates relating to the cigarette brands WINSTON, KOOL and SALEM, and (2) owned by Lorillard subsidiaries or affiliates related to the cigarette brand MAVERICK and the “e-vapor” brand blu (including SKYCIG), as well as Lorillard’s owned and leased real property, and certain transferred employees, together with associated liabilities. As a result of the Divestiture, RAI recognized a pre-tax gain of approximately $3.2 billion. Additionally on June 12, 2015, shortly after the completion of the Lorillard Merger, Lorillard Tobacco Company, LLC, a wholly owned subsidiary of Lorillard, referred to as Lorillard Tobacco, merged with and into RJR Tobacco, with RJR Tobacco continuing as the surviving entity, referred to as the Lorillard Tobacco Merger. The statements of financial position and results of operations contained in the consolidated financial statements reflect the results of the Lorillard Merger and Divestiture and related transactions. For additional information on the Lorillard Merger and Divestiture, and related transactions, see note 2 to consolidated financial statements.

On June 12, 2015, concurrently with the completion of the Lorillard Merger and Divestiture, BAT indirectly (through a wholly-owned subsidiary) purchased 77,680,259 shares of RAI common stock, prior to giving effect to RAI’s 2015 two-for-one stock split, referred to as the BAT Share Purchase, for approximately $4.7 billion, which was sufficient for BAT and its subsidiaries collectively to maintain their approximately 42% beneficial ownership of RAI.

On January 13, 2016, RAI, through various subsidiaries, referred to as the Sellers, completed the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with SFRTI and other international companies that distributed and marketed the brand outside the United States, to JT International Holding BV, referred to as JTI Holding, a subsidiary of Japan Tobacco Inc., referred to as JTI, in an all-cash transaction of approximately $5 billion and recognized a pre-tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

gain of approximately $4.9 billion. The transaction did not include the rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks in the U.S. market, U.S. duty-free locations and U.S. territories or in U.S. military outlets, all of which were retained by SFNTC. With this transaction completed, the international rights to nearly all of RAI’s operating companies’ cigarette trademarks are now owned by international tobacco companies. For additional information on the transaction, see note 3.

Operating segments

RAI’s reportable operating segments are RJR Tobacco, Santa Fe and American Snuff. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The Santa Fe segment consists of the primary operations of SFNTC. The American Snuff segment consists of the primary operations of American Snuff Co. Included in All Other, among other RAI subsidiaries, are RJR Vapor, Niconovum USA, Inc., Niconovum AB, and until their sale on January 13, 2016, as described above, SFRTI, and various foreign subsidiaries affiliated with SFRTI. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.

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

Business Combination

RAI accounts for business combination transactions in accordance with the Financial Accounting Standards Board, referred to as the FASB, Accounting Standards Codification 805, Business Combinations, referred to as ASC 805. RAI allocates the cost of an acquisition to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. Any excess of the purchase price over the estimated fair value of net assets acquired is recorded as goodwill. Determining the fair value of these items requires management’s judgment and may require utilization of independent valuation experts to assist with such valuations. These valuations involve the use of significant estimates and assumptions with respect to the timing and amounts of future cash flows, discount rates, market prices, and asset lives, among other items. The judgments made in the determination of the estimated fair value of the assets acquired and the liabilities assumed as well as the estimated useful life of each asset and the duration of each liability can materially impact the financial statements in periods after the acquisition, such as depreciation, amortization, or in certain situations, impairment charges.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

As a market participant, RAI determined the fair value of inventories and property, plant and equipment utilizing internal resources and external experts. The fair value of finished goods inventories was determined using selling price less estimated costs to dispose. The fair value of other inventories, primarily leaf tobacco acquired, was based on recent costs for similar inventory purchased by RAI and its subsidiaries or historical cost as appropriate. To fair value property, plant and equipment, which consisted primarily of machinery used in the manufacture of cigarettes, RAI utilized internal engineering resources and external vendor experts familiar with pricing for similar machinery on the secondary market. The fair value of long-term retirement benefits represents the funded status of the employee benefit plans assumed by RAI in the Lorillard Merger. RAI engaged its actuaries to determine the fair value of the projected benefit obligations at the date of the Lorillard Merger utilizing management’s assumptions and estimates relative to the benefit plans acquired. For the fair value of benefit plan assets, an independent valuation expert was engaged, in addition to internal treasury resources, to project the fair value of the benefit plan assets at the Lorillard Merger date.

For further information related to accounting for the Lorillard Merger and Divestiture, see note 2.

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

RAI sponsors a number of non-contributory defined benefit pension plans covering certain employees of RAI and its subsidiaries, and holds investments in plan assets to support these obligations. For additional information regarding the fair value of these plan assets, see note 16.

Inventories

Inventories are stated at the lower of cost or market. The cost of RJR Tobacco’s leaf tobacco inventories is determined principally under the last-in, first-out, or LIFO, method and is calculated at the end of each year. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead and full absorption of fixed manufacturing overhead. Stocks of tobacco, which have an operating cycle that exceeds 12 months due to aging requirements, are classified as current assets, consistent with recognized industry practice. The remaining inventories not valued under LIFO are valued under the first-in, first-out method.

Long-lived Assets

Long-lived assets, such as property, plant and equipment, trademarks and other intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Impairment of the carrying value of long-lived assets would be indicated if the best estimate of future undiscounted cash flows expected to be generated by the asset grouping is less than its carrying value. If an impairment is indicated, any loss is measured as the difference between estimated fair value and carrying value and is recognized in operating income.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Useful lives range from 20 to 50 years for buildings and improvements, and from 3 to 30 years for machinery and equipment. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized in operating income. Depreciation expense was $100 million, $104 million and $95 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Software Costs

Computer software and software development costs incurred in connection with developing or obtaining computer software for internal use that has an extended useful life are capitalized. These costs are amortized over their estimated useful life, which is typically five years or less. The following is a summary of balances and expenses for software costs as of and for the years ended December 31:

Balances:

	2016	2015
Unamortized software costs balance	$49	$37
Software costs — capitalized or included in construction-in-process	27	13

Expenses:

	2016	2015	2014
Software amortization expense	$14	$17	$15

Intangible Assets

Intangible assets include goodwill, trademarks and other intangible assets and are capitalized when acquired. The determination of fair value involves considerable estimates and judgment. In particular, the fair value of a reporting unit involves, among other things, developing forecasts of future cash flows, determining an appropriate discount rate, and when goodwill impairment is implied, determining the fair value of individual assets and liabilities, including unrecorded intangibles. Although RAI believes it has based its impairment testing of its intangible assets on reasonable estimates and assumptions, the use of different estimates and assumptions could result in materially different results. If the current legal and regulatory environment, business or competitive climate worsens, or RAI’s operating companies’ strategic initiatives adversely affect their financial performance, the fair value of goodwill, trademarks and other intangible assets could be impaired in future periods. Goodwill, trademarks and other intangible assets with indefinite lives are not amortized, but are tested for impairment annually, in the fourth quarter, and more frequently if events and circumstances indicate that the asset might be impaired.

Finite lived trademarks and acquired customer lists are amortized using the straight-line method over their remaining useful lives, of 2 to 19 years, consistent with the pattern of economic benefits estimated to be received.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Shipping and handling costs are classified as cost of products sold. Net sales include certain sales incentives, including retail discounting, promotional allowances and coupons.

Cost of Products Sold

RJR Tobacco (itself, and as successor by merger to Lorillard Tobacco) and SFNTC are participants in the Master Settlement Agreement, referred to as the MSA, and RJR Tobacco (itself, and as successor by merger to Lorillard Tobacco) is a participant in the other state settlement agreements with the States of Mississippi, Florida, Texas and Minnesota, which together with the MSA are collectively referred to as the State Settlement Agreements. RJR Tobacco’s and SFNTC’s obligations and the related expense charges under these agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share, and their operating profit and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges to RJR Tobacco and SFNTC under these agreements is recorded in cost of products sold as the products are shipped. Included in these adjustments is the MSA non-participating manufacturer adjustment, referred to as the NPM Adjustment, that potentially reduces the annual payment obligation of RJR Tobacco, SFNTC and other participating manufacturers, referred to as the PMs. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated. American Snuff Co. is not a participant in the State Settlement Agreements.

Cost of products sold includes, among other expenses, the expenses for the State Settlement Agreements; the user fees charged by the U.S. Food and Drug Administration, referred to as the FDA; and the federal tobacco quota buyout that expired in 2014. These expenses were as follows for the years ended December 31:

	2016	2015	2014
State Settlement Agreements	$2,727	$2,403	$1,917
FDA user fees	194	174	135
Federal tobacco quota buyout	—	—	163

In 2012, RJR Tobacco, Lorillard Tobacco, SFNTC and certain other participating manufacturers, referred to as the PMs, entered into a term sheet, referred to as the Term Sheet, with 17 states, the District of Columbia and Puerto Rico to settle certain claims related to the NPM Adjustment. The Term Sheet resolved claims related to volume years from 2003 through 2012 and puts in place a revised method to determine future adjustments from 2013 forward. Subsequently, five additional states joined the Term Sheet, including two states that were found to not have diligently enforced their qualifying statutes in 2003. The parties to the Term Sheet represent an allocable share of 49.87%.

In June 2014, two additional states agreed to settle the NPM Adjustment disputes on similar terms as set forth in the Term Sheet, except for certain provisions related to the determination of credits to be received by the PMs. RJR Tobacco and SFNTC, collectively, will receive credits, currently estimated to total approximately $170 million, with respect to their NPM Adjustment claims from 2003 through 2012. The credits related to these two states will be applied against annual payments under the MSA over a five-year period effectively beginning with the April 2014 MSA payment. As a result, expenses for the MSA were reduced by $34 million for the year ended December 31, 2014. As a result of the Lorillard Tobacco Merger, RJR Tobacco will receive approximately $5 million of additional credits, attributable to Lorillard Tobacco, which will be applied against annual MSA payments through 2018.

As a result of meeting the performance requirements associated with the Term Sheet, RJR Tobacco and Santa Fe, collectively, recognized additional credits of $295 million, $282 million and $311 million for the years ended December 31, 2016, 2015 and 2014, respectively. Credits recognized in the years ended December 31, 2016 and 2015, include the benefit of the additional credits received as a result of the Lorillard Tobacco Merger. RJR Tobacco expects to recognize additional credits through 2017.

In September 2013, the Arbitration Panel ruled six states had not diligently enforced their qualifying statutes in 2003 related to the NPM Adjustment. Two of the six states subsequently joined the Term Sheet in 2014.  In 2015, three of the states dropped their challenge of the finding of non-diligence and in 2016, the remaining state dropped its challenge.  As such, a portion of the potential recovery from those states was certain and estimable, and RJR Tobacco recognized $6 million and $93 million as a reduction of cost of products sold for the years ended December 31, 2016 and 2015, respectively. A final issue regarding the judgment reduction method adopted by the Arbitration Panel was being contested in these four states. In 2016, the U.S. Supreme Court denied RJR Tobacco’s petition for writ of certiorari against two states, thus eliminating RJR Tobacco’s remaining recovery from these states. The final outcome in the remaining two states is uncertain.

In October 2015, RJR Tobacco, SFNTC and certain other PMs entered into a settlement agreement, referred to as the NY Settlement Agreement, with the State of New York to settle certain claims related to the NPM Adjustment. The NY Settlement Agreement resolves NPM Adjustment claims related to payment years from 2004 through 2014, providing RJR Tobacco and SFNTC,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

collectively, with credits, of approximately $290 million, plus interest, subject to meeting various performance obligations. These credits will be applied against annual payments under the MSA over a four-year period, which commenced with the April 2016 MSA payment. RJR Tobacco and Santa Fe, collectively, recognized credits of $95 million and $15 million as a reduction to costs of products sold for the years ended December 31, 2016 and 2015, respectively. In addition, the NY Settlement Agreement put in place a new method to determine future adjustments from 2015 forward as to New York.

For additional information related to the NPM Adjustment settlement, see “— Litigation Affecting the Cigarette Industry — State Settlement Agreements — Enforcement and Validity; Adjustments” in note 13.

Advertising

Advertising costs, which are expensed as incurred, were $80 million, $140 million and $140 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Research and Development

Research and development costs, which are expensed as incurred, were $101 million, $107 million and $88 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Litigation

RAI discloses information concerning litigation for which an unfavorable outcome is more than remote. RAI and its subsidiaries record their legal expenses and other litigation costs and related administrative costs as selling, general and administrative expenses as these costs are incurred. RAI and its subsidiaries will record any loss related to litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated on an individual case-by-case basis. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. If no amount in the range is a better estimate than any other amount, the minimum amount of the range will be recorded. For additional information related to litigation, see note 13.

Pension and Postretirement

Pension and postretirement benefits require balance sheet recognition of the net asset or liability for the overfunded or underfunded status of defined benefit pension and postretirement benefit plans, on a plan-by-plan basis, and recognition of changes in the funded status in the year in which the changes occur.

Actuarial (gains) losses are changes in the amount of either the benefit obligation or the fair value of plan assets resulting from experience different from that assumed or from changes in assumptions. Differences between actual results and actuarial assumptions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

are accumulated and recognized as a mark-to-market adjustment, referred to as an MTM adjustment, to the extent such accumulated net (gains) losses exceed 10% of the greater of the fair value of plan assets or benefit obligations, referred to as the corridor. Net (gains) losses outside the corridor are generally recognized annually as of December 31, or when a plan is remeasured during an interim period.

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

Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued an Accounting Standards Update, referred to as ASU, 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amended guidance requires debt issuance costs to be presented as a direct reduction of the debt liability with which it is associated similar to the way debt discounts are presented. The amended guidance did not change the requirement to amortize the costs as interest expense over the life of the associated debt. At RAI’s election, and as permitted in ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30), the unamortized debt issuance costs associated with its credit facility are included in other assets and deferred charges in the balance sheets. The guidance, which required retrospective application, was effective for RAI for interim and annual reporting periods, beginning January 1, 2016, and resulted in a $68 million and $92 million reclassification of debt issuance costs for the years ended December 31, 2016 and 2015, respectively. The adoption of the amended guidance did not have an impact on RAI’s results of operations or cash flows.

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

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement – Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), eliminating the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. The amended guidance, which requires retrospective application, is effective for financial statements issued for the fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. As permitted, RAI adopted this amended guidance as of January 1, 2016, with retrospective application to the fair value hierarchy as of December 31, 2015. As of December 31, 2016, the reduction of Level 2 and Level 3 investments was $785 and $670 million, respectively. The retrospective application resulted in the removal of certain investments classified as Level 2 and Level 3 from the fair value hierarchy, resulting in a reduction of Level 2 and Level 3 investments of $819 million and $679 million, respectively, as of December 31, 2015. The adoption of the amended guidance did not have an impact on RAI’s results of operations, cash flows or financial position. For additional information, see note 16.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, requiring that all deferred income tax balances in the consolidated balance sheets be classified as non-current. The amended guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. As permitted, RAI adopted the amended guidance as of December 31, 2016, with retrospective application to the consolidated balance sheet as of December 31, 2015. The retrospective application resulted in a reclassification of deferred income taxes, net in current assets to deferred income taxes, net in long-term liabilities of approximately $900 million and $1 billion for the years ended December 31, 2016 and 2015, respectively. The adoption of the amended guidance did not have an impact on RAI’s results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which replaces most existing GAAP revenue recognition guidance. The effective date for adoption of this guidance was subsequently deferred to interim and annual reporting periods beginning after December 15, 2017. In 2016, the FASB issued supplemental implementation guidance related to ASU 2014-09, including:

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

•

ASU 2016-12, Revenue Recognition from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which amends certain aspects of ASU 2014-09 to address certain implementation issues; and

•

ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which includes thirteen technical corrections and improvements affecting narrow aspects of the guidance issued in ASU 2014-09.

During 2016, RAI substantially completed its assessment of ASU 2014-09 to identify any potential changes in the amount and timing of revenue recognition for its current contracts and the expected impact on its business processes, systems and controls.  Based on this assessment, RAI does not expect the adoption of ASU 2014-09 to have a material impact on RAI’s results of operations, cash flows and financial position.  The new guidance may be applied retrospectively to each prior period presented (full retrospective method) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective method).  RAI is continuing to evaluate the impact of ASU 2014-09 primarily to determine the transition method to utilize at adoption and the additional disclosures required.  The new guidance will be adopted effective January 1, 2018.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities, which supersedes existing guidance to classify equity securities with readily determinable fair values into different categories and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. An entity’s equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this amended guidance. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of impairment. The amended guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. As permitted, RAI adopted the amended guidance as of January 1, 2017, and it is not expected to have a material impact on RAI’s results of operations, cash flows and financial position.

In February 2016, the FASB issued ASU 2016-02, Leases, requiring lessees to recognize lease assets and lease liabilities in the balance sheet and disclose key information about leasing arrangements, such as information about variable lease payments and options to renew and terminate leases. The amended guidance will require both operating and finance leases to be recognized in the balance sheet. Additionally, the amended guidance aligns lessor accounting to comparable guidance in Accounting Standard Codification Topic 606, Revenue from Contracts with Customers. The amended guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. RAI expects to adopt the amended guidance in ASU 2016-02 effective January 1, 2019, and is currently early in its assessment of the impact of this new standard. However, if at adoption RAI has similar obligations for leases as it had at December 31, 2016, RAI believes this guidance will not have a material impact on its results of operations, cash flows and financial position. RAI expects to substantially complete its assessment of the new standard during 2017.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income tax, forfeitures, statutory tax withholding requirements, classifications of awards as either equity or liabilities, and classification of taxes in the statement of cash flows. The amended guidance also requires an entity to record excess tax benefits and deficiencies in the income statement rather than as a change to paid-in capital. The amended guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. RAI adopted this amended guidance effective January 1, 2017, and determined that it will not have a material impact to RAI’s results of operations, cash flows and financial position. If adoption of this amended guidance occurred in 2016, the primary impact to RAI’s results of operations would have been a reduction in the provision

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

for income taxes of $28 million, $17 million and $12 million, for the years ended December 31, 2016, 2015 and 2014, respectively. Early adoption would have also resulted in a reclassification of cash from financing activities to cash from operations on the statement of cash flows for the same amounts. The impact of the new guidance will be applied prospectively.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which replaces the current incurred loss impairment methodology for recognizing credit losses for financial instruments with a methodology that reflects expected credit losses and requires consideration for a broader range of reasonable and supportable information for estimating credit losses. The amended guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. RAI has not yet determined if it will adopt this amended guidance earlier than the effective date and has not initiated its assessment of the impact that this guidance will have on its results of operations, cash flows and financial position.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, addressing eight specific cash flow issues in an effort to reduce diversity in practice. The amended guidance is effective for fiscal years beginning after December 31, 2017, and for interim periods within those years. RAI will adopt this amended guidance effective January 1, 2018. The amended guidance will not have a material impact on RAI’s statements of cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows – Restricted Cash, addressing the diversity in practice that exists regarding the classification and the presentation of changes in restricted cash on the statement of cash flows. The amended guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. The amended guidance does not provide a definition of restricted cash or restricted cash equivalents. The amended guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods within those years. RAI will adopt this amended guidance effective January 1, 2018. The amended guidance will not have a material impact on RAI’s statements of cash flows.

Note 2 — Lorillard Merger, Divestiture and BAT Share Purchase

Lorillard Merger

On June 12, 2015, the Lorillard Merger was completed, with Lorillard surviving as a wholly owned subsidiary of RAI. Each outstanding share of Lorillard common stock was converted into the right to receive (1) 0.2909 of a share of RAI common stock, prior to giving effect to RAI’s 2015 two-for-one stock split, referred to as the stock split, plus (2) $50.50 in cash (the foregoing collectively referred to as the Lorillard Merger Consideration). RAI issued 104,706,847 shares of RAI common stock at a price of $72.15 per share, prior to giving effect to the stock split, to Lorillard shareholders in the Lorillard Merger. After giving effect to the stock split, RAI issued 209,413,694 shares of RAI common stock to Lorillard shareholders in the Lorillard Merger.

As a part of the Lorillard Merger, RAI acquired the premium cigarette brand, NEWPORT, which is the top-selling menthol and second largest selling cigarette brand overall in the United States. In addition to NEWPORT, RAI acquired three additional brand families marketed under the KENT, TRUE and OLD GOLD brand names.

In accordance with ASC 805, the Lorillard Merger was accounted for using the acquisition method of accounting with RAI considered the acquirer of Lorillard. RAI recorded assets acquired, including identifiable intangible assets, and liabilities assumed, from Lorillard at their respective fair values at the date of completion of the Lorillard Merger. The excess of the purchase price over the net fair value of such assets and liabilities was recorded as goodwill.

Purchase Price

The purchase price of $25.8 billion consisted of the Lorillard Merger Consideration together with the payment of certain Lorillard equity awards and certain change of control payments as follows:

Fair value of RAI common stock issued	$7,555
Cash paid to Lorillard shareholders at $50.50 per share	18,205
Cash paid for Lorillard stock options and stock appreciation rights	73
Purchase price	$25,833

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Allocation of Purchase Price

The purchase price as allocated to the assets acquired and liabilities assumed in the Lorillard Merger is set forth below:

Final Allocation
Assets
Cash and cash equivalents	$1,058
Short-term investments	347
Accounts and other receivables	47
Inventories	576
Income taxes receivable	135
Other current assets	1,673
Property, plant and equipment	82
Trademarks and other intangible assets	27,443
Goodwill	9,853
Other assets and deferred charges	207

Liabilities
Tobacco settlement accruals	755
Other current liabilities	602
Long-term debt (less current maturities)	3,895
Deferred income taxes, net	9,998
Long-term retirement benefits (less current portion)	274
Other noncurrent liabilities	64
Allocation of purchase price	$25,833

The allocation of the purchase price reflected in the accompanying financial statements was based upon estimates and assumptions. The $9,853 million allocated to goodwill, which was primarily attributable to the establishment of deferred tax liabilities associated with the trademarks acquired and the expected synergies from future growth, was allocated to the RJR Tobacco segment, and is non-deductible for tax purposes.

The results of operations of the acquired Lorillard brands are included in RAI’s consolidated statements of income from the date of acquisition and include $2.7 billion of total net sales for the year ended December 31, 2015, and are included in the RJR Tobacco segment’s financial results. RAI does not maintain discrete financial information on a brand basis in order to determine the impact to net income for the periods presented. In addition, as a result of the acquisition, $9 billion of debt was issued and approximately $3.9 billion of Lorillard Tobacco debt, at fair value, was assumed. The interest expense related to the acquisition was approximately $282 million for the year ended December 31, 2015.

Divestiture

On June 12, 2015, the Divestiture was completed, and ITG acquired the cigarette brands WINSTON, KOOL and SALEM, previously owned by RAI subsidiaries and included in the RJR Tobacco segment, as well as the cigarette brand MAVERICK and the “e-vapor” brand blu (including SKYCIG), previously owned by Lorillard subsidiaries, and other assets and certain liabilities, including inventory, fixed assets and employee benefit plans, for an aggregate purchase price of approximately $7.1 billion. A summary of the pre-tax gain is as follows:

Purchase price	$7,056
Net assets and liabilities divested	(2,026)
Goodwill associated with divested RJR Tobacco brands	(1,849)
Gain on divestiture	$3,181

BAT Share Purchase and Other

In connection with the Lorillard Merger and Divestiture, on July 15, 2014, RAI, BAT, and for limited purposes only, B&W, entered into a subscription and support agreement, referred to as the Subscription Agreement, pursuant to which BAT agreed to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

subscribe for and purchase, directly or indirectly through one or more of its wholly owned subsidiaries, simultaneously with the completion of the Lorillard Merger and at a price of approximately $4.7 billion in the aggregate, shares of RAI common stock such that BAT, directly or indirectly through its affiliates, would maintain its approximately 42% beneficial ownership in RAI (the foregoing purchase is referred to as the BAT Share Purchase).

On June 12, 2015, concurrently with the completion of the Lorillard Merger and Divestiture and pursuant to the Subscription Agreement, BAT indirectly (through a wholly owned subsidiary) purchased 77,680,259 shares of RAI common stock, prior to giving effect to the stock split, for approximately $4.7 billion, which was sufficient for BAT and its subsidiaries collectively to maintain their approximately 42% beneficial ownership in RAI. Upon completion of the transactions on June 12, 2015, BAT and its subsidiaries collectively owned 301,014,278 shares, prior to giving effect to the stock split, or approximately 42%, of RAI’s outstanding common stock. After giving effect to the stock split, BAT indirectly purchased 155,360,518 shares of RAI common stock, and BAT and its subsidiaries collectively owned 602,028,556 shares of RAI common stock.

RAI financed the cash portion of the Lorillard Merger Consideration and related fees and expenses with (1) the net proceeds from a public offering of $9 billion aggregate principal amount of newly issued RAI senior notes, (2) the proceeds from the Divestiture, (3) the proceeds from the BAT Share Purchase and (4) available cash. Transaction related costs of $54 million and $38 million, for the years ended December 31, 2015 and 2014, respectively, were expensed as incurred and included in selling, general and administrative expenses in RAI’s consolidated statements of income.

Note 3 — Sale of International Rights to the NATURAL AMERICAN SPIRIT Brand

On January 13, 2016, RAI, through the Sellers, completed the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with the international companies that distributed and marketed the brand outside the United States, to JTI Holding in an all-cash transaction of approximately $5 billion and recognized a pre-tax gain of approximately $4.9 billion.

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

The components of the pre-tax gain, which was recorded during the year ended December 31, 2016, were as follows:

Purchase price	$5,015
Net assets and liabilities divested	(154)
Gain on divestiture	$4,861

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Note 4 — Fair Value Measurement

Fair Value of Financial Assets

Financial assets carried at fair value as of December 31, were as follows:

	2016				2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$2,006	$—	$—	$2,006	$2,454	$—	$—	$2,454
Short-term investments:
Corporate debt securities	—	—	—	—	—	96	—	96
U.S. Government agency obligations	—	—	—	—	—	43	—	43
Commercial paper	—	—	—	—	—	10	—	10
Other assets and deferred charges:
Auction rate securities	—	—	—	—	—	—	79	79
Mortgage-backed security	—	—	—	—	—	—	10	10
Marketable equity security	—	—	—	—	1	—	—	1
Interest rate swaps	—	—	—	—	—	53	—	53

There were no transfers between the levels during the years ended December 31, 2016 and 2015.

As of December 31, 2015, RAI’s short-term investments included corporate debt securities, U.S. Government agency obligations and commercial paper. The fair value of these investments, classified as Level 2, utilized quoted prices for identical assets in less active markets or quoted prices for similar assets in active markets. The fair value of the interest rate swaps, classified as Level 2, utilized a market approach model using the notional amount of the interest rate swaps and observable inputs of time to maturity and market interest rates. All investments classified as short-term investments as of December 31, 2015, were sold or matured and an immaterial loss was recorded during the year ended December 31, 2016.

As of December 31, 2015, RAI had investments in auction rate securities linked to corporate credit risk, in auction rate securities related to financial insurance companies, and in a mortgage-backed security. The fair value of these investments, each classified as Level 3, was determined with pricing models using inputs that were unobservable and assumptions made by RAI about the assumptions that market participants would use in pricing the assets. In addition, RAI had an investment in a marketable equity security classified as Level 1. During the year ended December 31, 2016, the auction rate securities related to financial insurance companies, the marketable equity security and mortgage-backed security were sold, and an immaterial loss was recognized. The auction rate securities linked to corporate credit risk were called by the issuers at their par value of $95 million. No other-than-temporary impairment losses were recognized for the years ended December 31, 2016 and 2015, respectively. Any unrealized gains and losses, net of tax, related to investments held at December 31, 2015, were included in accumulated other comprehensive loss in RAI’s consolidated balance sheet as of December 31, 2015.

Interest Rate Management

From time to time, RAI  and RJR have used interest rate swaps to manage interest rate risk on a portion of their respective debt obligations.

As part of the Lorillard Tobacco Merger, RJR Tobacco assumed fixed to floating interest rate swap agreements that Lorillard Tobacco designated as fair value hedges of its 8.125% notes due in 2019. Under the swap agreements, RJR Tobacco received interest based on a fixed rate of 8.125% and paid interest based on a floating one-month LIBOR rate plus a spread of 4.625%. The net settlement reduced interest expense by approximately $3 million and $13 million for the years ended December 31, 2016 and 2015 respectively. During 2016, RJR Tobacco terminated these interest rate swap agreements and received $66 million in cash. The remaining fair value adjustment of $7 million for the notes designated as the hedging instrument is being amortized as a reduction of interest expense over the expected remaining life of the notes. As of December 31, 2016, RAI, RJR and RJR Tobacco had no outstanding interest rate swaps. See notes 2 and 12 for additional information related to interest rate swap agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Note 5 — Intangible Assets

The changes in the carrying amounts of goodwill by segment were as follows:

	RJR Tobacco	Santa Fe	American Snuff	All Other	Consolidated
Balance as of December 31, 2014
Goodwill	$9,065	$197	$2,501	$44	$11,807
Less: accumulated impairment charges	(3,763)	—	(28)	—	(3,791)
Net goodwill balance as of December 31, 2014	5,302	197	2,473	44	8,016
2015 Activity
Lorillard Merger goodwill	9,853	—	—	—	9,853
Divestiture goodwill	(1,849)	—	—	—	(1,849)
Reclassified to assets held for sale(1)	—	—	—	(27)	(27)
Balance as of December 31, 2015
Goodwill	17,069	197	2,501	17	19,784
Less: accumulated impairment charges	(3,763)	—	(28)	—	(3,791)
Net goodwill balance as of December 31, 2015	13,306	197	2,473	17	15,993
2016 Activity
Foreign currency translation	—	—	—	(1)	(1)
Balance as of December 31, 2016
Goodwill	17,069	197	2,501	16	19,783
Less: accumulated impairment charges	(3,763)	—	(28)	—	(3,791)
Net goodwill balance as of December 31, 2016	$13,306	$197	$2,473	$16	$15,992

(1)	Related to the sale of international rights to the NATURAL AMERICAN SPIRIT brand. See note 3.

The changes in the carrying amounts of indefinite-lived intangible assets by segment not subject to amortization were as follows:

	RJR Tobacco		Santa Fe	American Snuff	All Other	Consolidated
	Trademarks	Other	Trademarks	Trademarks	Other	Trademarks	Other
Balance as of December 31, 2014	$977	$99	$155	$1,136	$4	$2,268	$103
Trademarks acquired in Lorillard Merger	27,193	—	—	—	—	27,193	—
Trademarks divested	(344)	—	—	—	—	(344)	—
Other intangibles divested	—	(12)	—	—	—	—	(12)
Reclassified to assets held for sale(1)	—	—	(19)	—	(4)	(19)	(4)
Balance as of December 31, 2015	27,826	87	136	1,136	—	29,098	87
Balance as of December 31, 2016	$27,826	$87	$136	$1,136	$—	$29,098	$87

(1)	Related to the sale of international rights to the NATURAL AMERICAN SPIRIT brand. See note 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The changes in the carrying amounts of finite-lived intangible assets by segment subject to amortization were as follows:

	RJR Tobacco		American Snuff	All Other	Consolidated
	Trademarks	Other	Trademarks	Other	Trademarks	Other
Balance as of December 31, 2013	$18	$20	$8	$—	$26	$20
Amortization	(6)	(4)	(1)	—	(7)	(4)
Acquisition	—	15	—	—	—	15
Balance as of December 31, 2014	12	31	7	—	19	31
Trademarks acquired in Lorillard Merger	10	—	—	—	10	—
Customer lists acquired in Lorillard Merger	—	240	—	—	—	240
Amortization	(5)	(12)	(1)	—	(6)	(12)
Balance as of December 31, 2015	17	259	6	—	23	259
Intercompany transfer	—	(13)	—	13	—	—
Amortization	(5)	(17)	(1)	—	(6)	(17)
Balance as of December 31, 2016	$12	$229	$5	$13	$17	$242

Details of finite-lived intangible assets were as follows:

	December 31, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$240	$(19)	$221	$240	$(7)	$233
Contract manufacturing agreement	151	(143)	8	151	(139)	12
Trademarks	124	(107)	17	124	(101)	23
Other intangibles	15	(2)	13	15	(1)	14
	$530	$(271)	$259	$530	$(248)	$282

The remaining amortization expense associated with finite-lived intangible assets is expected to be as follows:

Year	Amount
2017	$23
2018	22
2019	16
2020	15
2021	14
Thereafter	169
$259

The impairment testing of trademarks in the fourth quarters of 2016, 2015 and 2014 assumed a rate of decline in projected net sales of certain brands, comparable with that assumed in RAI’s strategic plan. The fair value of trademarks used in impairment testing was determined by an income approach using a discounted cash flow valuation model under a relief from royalty methodology. The relief-from-royalty model includes the estimates of the royalty rate that a market participant might assume, projected revenues and judgment regarding the discount rate applied to those estimated cash flows, with that discount rate being 10.0% during 2016, 2015 and 2014. The determination of the discount rate was based on a cost of equity model, using a risk-free rate, adjusted by a stock beta-adjusted risk premium and a size premium. As a result of these analyses, an impairment charge is recognized if the carrying value of a trademark exceeds its estimated fair value. No impairment charges were indicated for 2016, 2015 or 2014.

For the annual impairment testing of the goodwill of RAI’s reporting units, each reporting unit’s estimated fair value was compared with its carrying value. A reporting unit is an operating segment or one level below an operating segment. The determination of estimated fair value of each reporting unit was calculated primarily utilizing an income approach model, based on the present value of the estimated future cash flows of the reporting unit assuming a discount rate during each of 2016, 2015 and 2014 of 9.75% for each of RJR Tobacco and American Snuff and 10.25% for Santa Fe. The determination of the discount rate was based on a weighted average cost of capital. Additionally, the aggregate estimated fair value of the reporting units, determined with the use of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

income approach model, was compared with RAI’s market capitalization. The estimated fair value of each reporting unit was substantially greater than its respective carrying value.

Note 6 — Asset Impairment and Exit Charges

In 2015, RAI announced that certain of its operating companies consolidated manufacturing operations for the VUSE Digital Vapor Cigarette. In addition to in-house production at RJR Tobacco’s manufacturing facility, certain production of VUSE Solo cartridges was previously performed for RJR Vapor at a contractor’s facility in Kansas. Since the fourth quarter of 2015, all production of VUSE Solo cartridges is performed at RJR Tobacco’s facility, pursuant to a services agreement between RJR Tobacco and RJR Vapor. As a result of this consolidation, pre-tax asset impairment and exit charges of $99 million, consisting primarily of equipment, were recorded in the consolidated statements of income for the year ended December 31, 2015, and were allocated to All Other.

Note 7 — Income Per Share

The components of the calculation of income per share were as follows:

	For the Years Ended December 31,
	2016	2015	2014
Income from continuing operations	$6,073	$3,253	$1,445
Income from discontinued operations	—	—	25
Net income	$6,073	$3,253	$1,470
Basic weighted average shares, in thousands	1,426,987	1,264,182	1,066,320
Effect of dilutive potential shares:
Restricted stock units	2,946	3,533	3,620
Diluted weighted average shares, in thousands	1,429,933	1,267,715	1,069,940

Note 8 — Inventories

The major components of inventories at December 31 were as follows:

	2016	2015
Leaf tobacco	$1,436	$1,495
Other raw materials	77	110
Work in process	81	88
Finished products	165	173
Other	25	22
Total	1,784	1,888
LIFO allowance	(139)	(154)
	$1,645	$1,734

Inventories valued under the LIFO method were $791 million and $922 million at December 31, 2016 and 2015, respectively, net of the LIFO allowance. The LIFO allowance reflects the excess of the current cost of LIFO inventories at December 31, 2016 and 2015, over the amount at which these inventories were carried on the consolidated balance sheets. RAI recognized income of $15 million, $50 million and $2 million from LIFO inventory changes during 2016, 2015, and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Note 9 — Other Current Liabilities

Other current liabilities at December 31 included the following:

	2016	2015
Payroll and employee benefits	$268	$210
Pension and postretirement benefits	89	91
Marketing and advertising	155	213
Excise, franchise and property tax	172	217
Other	352	503
	$1,036	$1,234

Note 10 — Income Taxes

The components of the provision for income taxes from continuing operations for the years ended December 31 were as follows:

	2016	2015	2014
Current:
Federal	$2,794	$3,313	$809
State and other	437	477	188
	3,231	3,790	997
Deferred:
Federal	350	(597)	(151)
State and other	37	(62)	(29)
	387	(659)	(180)
	$3,618	$3,131	$817

Significant components of deferred tax assets and liabilities for the years ended December 31 included the following:

	2016	2015
Deferred tax assets:
Pension and postretirement liabilities	$759	$916
Tobacco settlement accruals	955	1,088
Other accrued liabilities	169	175
Other noncurrent liabilities	210	283
Subtotal	2,093	2,462
Less: valuation allowance	—	(8)
	2,093	2,454
Deferred tax liabilities:
LIFO inventories	(257)	(266)
Property and equipment	(290)	(259)
Trademarks and other intangibles	(10,972)	(11,002)
Other	(181)	(131)
	(11,700)	(11,658)
Net deferred tax asset (liability)	$(9,607)	$(9,204)

RAI had no federal capital loss carryforwards at December 31, 2016 and 2015, respectively.

As of December 31, 2016, no valuation allowance was established on deferred tax assets as RAI believes it is more likely than not that the deferred tax assets will be realized through the generation of future taxable income. At December 31, 2015, RAI had recorded a valuation allowance of $8 million to fully offset the deferred tax assets attributable to its Puerto Rico subsidiaries. In 2016, reorganization of the Puerto Rico business in connection with the Lorillard Merger and Divestiture resulted in the $8 million valuation allowance being reversed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Pre-tax income for domestic and foreign continuing operations for the years ended December 31 consisted of the following:

	2016	2015	2014
Domestic (includes U.S. exports)	$9,610	$6,342	$2,235
Foreign	81	42	27
	$9,691	$6,384	$2,262

The differences between the provision for income taxes from continuing operations and income taxes computed at statutory U.S. federal income tax rates for the years ended December 31 were as follows:

	2016	2015	2014
Income taxes computed at the statutory U.S. federal income tax rate	$3,392	$2,233	$792
State and local income taxes, net of federal tax benefits	306	235	107
Domestic manufacturing deduction	(114)	(104)	(80)
Nondeductible goodwill	9	761	—
Other items, net	25	6	(2)
Provision for income taxes from continuing operations	$3,618	$3,131	$817
Effective tax rate	37.3%	49.0%	36.1%

The effective tax rate for 2016 was impacted by the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with the international companies that distributed and marketed the brand outside the United States. The effective tax rate for 2015 was unfavorably impacted by an increase in tax attributable to nondeductible acquisition costs, nondeductible goodwill in the amount of $1,849 million associated with the Divestiture and an increase in uncertain tax positions, offset by a decrease in tax attributable to the release of a valuation allowance in the amount of $37 million and a reduction in state income taxes. The effective tax rate for 2014 was favorably impacted by a decrease in uncertain tax positions related to a federal audit settlement and an increase in the domestic manufacturing deduction, partially offset by an increase in tax attributable to nondeductible acquisition costs. The effective tax rate for each period differed from the federal statutory rate of 35% due to the domestic manufacturing deduction, state income taxes and certain nondeductible items.

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

At December 31, 2016, there were $393 million of accumulated and undistributed foreign earnings. Of this amount, RAI has invested $15 million and has plans to invest an additional $52 million overseas. RAI has recorded either current or deferred income taxes related to the $326 million of accumulated foreign earnings in excess of its historical and planned overseas investments.

The components of deferred tax benefits included in accumulated other comprehensive loss for the years ended December 31 were as follows:

	2016	2015
Retirement benefits	$215	$209
Long-term investments	—	10
Hedging instruments	—	6
Cumulative translation adjustment and other	25	31
	$240	$256

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The accruals for gross unrecognized income tax benefits, including interest and penalties, reflected in other noncurrent liabilities for the years ended December 31 were as follows:

	2016	2015
Unrecognized tax benefits	$118	$97
Accrued interest	13	17
Accrued penalties	7	8
	$138	$122

A reconciliation of the gross unrecognized income tax benefits is as follows:

	2016	2015	2014
Balance at beginning of year	$97	$27	$62
Gross increases related to current period tax positions	30	28	5
Gross increases related to tax positions in prior periods	3	46	—
Gross decreases related to tax positions in prior periods	(3)	(1)	(31)
Gross decreases related to audit settlements	(2)	—	(6)
Gross decreases related to lapse of applicable statute of limitations	(7)	(3)	(3)
Balance at end of year	$118	$97	$27

At December 31, 2016, $92 million of unrecognized income tax benefits including interest and penalties, if recognized, would decrease RAI’s effective tax rate.

For the year ended December 31, 2016, the gross increases in unrecognized income tax benefits related to tax positions in the current period are primarily attributable to the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with the international companies that distributed and marketed the brand outside the United States.

RAI and its subsidiaries are subject to income taxes in the United States, certain foreign jurisdictions and multiple state jurisdictions. A number of years may elapse before a particular matter, for which RAI has established an accrual, is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction.

RAI and its subsidiaries file income tax returns in the U.S. federal and various state and foreign jurisdictions. The U.S. federal statute of limitations remains open for the year 2013 and forward. State and foreign jurisdictions have statutes of limitations generally ranging from three to five years. Certain of RAI’s state tax returns are currently under examination by various states as part of routine audits conducted in the ordinary course of business.

Note 11 — Credit Agreement

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

The original maturity date of the Credit Agreement was December 18, 2019. Pursuant to the maturity date extension provision of the Credit Agreement, the requisite lenders have agreed on two separate occasions upon RAI’s request, to extend the maturity date of the Credit Agreement by 12 months. Pursuant to the Credit Agreement’s second and sole remaining maturity date extension provision, the lenders agreed, in November 2016 and at RAI’s request, to extend the maturity date of the Credit Agreement by 12 months, to December 18, 2021. In connection with the maturity date extension, RAI and its guarantor subsidiaries entered into a second amendment to the Credit Agreement, dated November 4, 2016, with additional provisions added to address new European

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

economic area regulations that give European bank regulators powers to eliminate, convert to equity or otherwise modify failing European financial institutions’ unsecured liabilities, including loan commitments.

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

As of December 31, 2016, there were no outstanding borrowings and $6 million of letters of credit outstanding under the Credit Agreement.

Bridge Facility

In September 2014, RAI entered into a bridge credit agreement, referred to as the Bridge Facility, with a syndicate of lenders, for the purpose of financing a portion of the Lorillard Merger Consideration. RAI issued notes, in lieu of borrowing any funds under the Bridge Facility, to finance part of the cash portion of the Lorillard Merger Consideration. By its terms, the Bridge Facility terminated on June 12, 2015. All associated fees were fully amortized by June 30, 2015.  Amortization and fees related to the Bridge Facility were $48 million and $39 million for the years ended December 31, 2015 and 2014, respectively, and were included in interest and debt expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Note 12 — Long-Term Debt

Information, including a schedule of maturities, regarding RAI’s and RJR Tobacco’s long-term debt is provided below:

RAI and RJR Tobacco Long-Term Debt

	For the years ended December 31,
	2016	2015
RAI
3.500% notes due 08/04/2016	$—	$415
6.750% notes due 06/15/2017	—	700
2.300% notes due 08/21/2017	447	447
7.750% notes due 06/01/2018	—	250
2.300% notes due 06/12/2018	1,250	1,250
8.125% notes due 06/23/2019*	669	669
6.875% notes due 05/01/2020	641	641
3.250% notes due 06/12/2020	771	1,250
4.000% notes due 06/12/2022	1,000	1,000
3.250% notes due 11/01/2022	158	1,100
3.750% notes due 05/20/2023	30	474
4.850% notes due 09/15/2023	550	550
4.450% notes due 06/12/2025	2,500	2,500
5.700% notes due 08/15/2035	750	750
7.250% notes due 06/15/2037	450	450
8.125% notes due 05/01/2040	237	237
7.000% notes due 08/04/2041	240	240
4.750% notes due 11/01/2042	173	1,000
6.150% notes due 09/15/2043	550	550
5.850% notes due 08/15/2045	2,250	2,250
Total principal	12,666	16,723
Fair value adjustments	282	348
Unamortized discounts	(28)	(37)
Unamortized debt issuance costs	(68)	(92)
Total RAI long-term debt at carrying value	$12,852	$16,942

RJR Tobacco
3.500% notes due 08/04/2016	$—	$85
2.300% notes due 08/21/2017	53	53
8.125% notes due 06/23/2019*	81	81
6.875% notes due 05/01/2020	109	109
3.750% notes due 05/20/2023	19	26
8.125% notes due 05/01/2040	13	13
7.000% notes due 08/04/2041	9	10
Total principal	284	377
Fair value adjustments	29	36
Total RJR Tobacco long-term debt at carrying value	$313	$413
Total long-term debt at carrying value	$13,165	$17,355
Less current maturities of long-term debt at carrying value	501	506
Total long-term debt (less current maturities) at carrying value	$12,664	$16,849

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

During the year ended December 31, 2016, RJR Tobacco repurchased $8 million of its outstanding notes. As of December 31, 2016, the maturities of RAI’s and RJR Tobacco’s notes, excluding fair value adjustments and unamortized discounts and debt issuance costs, were as follows:

Year	RAI	RJR Tobacco	Total
2017	$447	$53	$500
2018	1,250	—	1,250
2019	669	81	750
2020	1,412	109	1,521
2022 and thereafter	8,888	41	8,929
	$12,666	$284	$12,950

Fair Value of Debt

The estimated fair value of RAI’s outstanding consolidated debt, in the aggregate, was $14.3 billion and $18.2 billion as of December 31, 2016 and 2015, respectively, with an effective annual interest rate of approximately 5.0% and 4.6% for the years ended December 31, 2016 and 2015, respectively. The fair value is derived from a third party pricing source and is classified in Level 2 of the fair value hierarchy.

Termination of Interest Rate Swap Agreements

On June 12, 2015, RJR Tobacco assumed the interest rate swap agreements associated with the 8.125% Lorillard Tobacco Notes due June 23, 2019. The interest rate swap agreements qualified for hedge accounting and were designated as fair value hedges at the date of the Lorillard Merger. Under the swap agreements, RJR Tobacco received a fixed rate settlement and paid a variable rate settlement with the difference recorded in interest expense. During 2016, RJR Tobacco terminated these interest rate swap agreements. The remaining fair value adjustment of $7 million for the 8.125% notes due June 23, 2019, is being amortized as a reduction of interest expense over the expected remaining life of the notes.

See note 2 for additional information on the Lorillard Merger and note 4 for additional information on interest rate management.

Tender Offer and Redemption

RAI completed a cash tender offer for an aggregate purchase price of $2.81 billion (excluding accrued and unpaid interest to, but not including, the settlement date of February 22, 2016, and excluding related fees and expenses), referred to as the Tender Cap, for certain of its outstanding notes listed in the table below, collectively referred to as the Tender Notes.

RAI accepted for purchase $2.69 billion in aggregate principal amount of Tender Notes validly tendered and not validly withdrawn on or prior to 5 p.m., New York City time, on February 18, 2016, referred to as the Early Tender Date. On February 22, 2016, RAI paid, with cash on hand, aggregate consideration of $2.81 billion (including a premium of approximately $118 million, but excluding accrued and unpaid interest) for such Tender Notes accepted for purchase. In addition, RAI recognized $22 million of unamortized discount and unamortized debt issuance costs related to the Tender Notes as a loss on early extinguishment of debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

The 3.750% Tender Notes due 2023 have a carrying value that exceeds face value as these notes, which were assumed in the Lorillard Tobacco Merger, were recorded at fair value in purchase accounting. Approximately 94% of this fair value adjustment, or $11 million, which represents the proportional amount of Tender Notes repurchased in this series, was recognized as part of the loss on early extinguishment of debt.

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

In the aggregate, expenses related to the cash tender offer and redemption of approximately $239 million, which included legal and bank fees of approximately $7 million, were recognized in other (income) expense, net in the consolidated statements of income for the year ended December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

New Notes

On June 12, 2015, RAI completed an underwritten public offering of $9.0 billion aggregate principal amount of its senior notes. The proceeds from this offering were used to fund part of the cash portion of the Lorillard Merger Consideration, the unpaid fees and expenses incurred in connection with the Lorillard Merger and related transactions, and the payment of certain Lorillard equity awards and certain change of control payments, also in connection with the Lorillard Merger.

The notes are unsecured, and are fully and unconditionally guaranteed on a senior unsecured basis by certain of RAI’s subsidiaries, including its material domestic subsidiaries, which are the same guarantors that guarantee its other outstanding senior notes and its Credit Agreement. RAI may redeem the notes in whole or in part at any time at the applicable redemption price. If RAI experiences specific kinds of changes of control, accompanied by a certain credit ratings downgrade of any series of the notes, RAI must offer to repurchase such series.

Lorillard Tobacco Notes; Exchange Offers and Consent Solicitations

Immediately prior to the Lorillard Merger, Lorillard Tobacco had outstanding an aggregate of $3.5 billion in principal amount of senior unsecured notes in seven series, referred to as the Lorillard Tobacco Notes, all of which were guaranteed by Lorillard.  In connection with the Lorillard Tobacco Merger, RJR Tobacco assumed Lorillard Tobacco’s obligations under the Lorillard Tobacco Notes and the indenture governing the Lorillard Tobacco Notes, referred to as the Lorillard Tobacco Indenture, and RJR assumed Lorillard’s obligations as guarantor under the Lorillard Tobacco Notes and the Lorillard Tobacco Indenture.

On June 11, 2015, RAI commenced (1) private offers to exchange, referred to as the Exchange Offers, any and all (to the extent held by eligible holders) of the Lorillard Tobacco Notes for a series of new RAI senior notes, referred to as the Exchange Notes, having the same interest payment and maturity dates and interest rate provisions as the corresponding series of Lorillard Tobacco Notes, and (2) related consent solicitations, referred to as the Consent Solicitations, of the eligible holders of each series of Lorillard Tobacco Notes to amend the Lorillard Tobacco Indenture, with such amendments referred to as the Indenture Amendments. Eligible holders who validly tendered, and did not validly withdraw, their Lorillard Tobacco Notes in the Exchange Offers (and thereby gave, and did not validly revoke, their consents to the Indenture Amendments) received, upon settlement of the Exchange Offers and Consent Solicitations on July 15, 2015, Exchange Notes in the same principal amount as the Lorillard Tobacco Notes tendered therefor plus a consent payment of $2.50 per $1,000 principal amount of Lorillard Tobacco Notes tendered. Lorillard Tobacco Notes in the aggregate principal amount of $3.1 billion were tendered in the Exchange Offers.

RJR Tobacco is the principal obligor of the Lorillard Tobacco Notes that were not tendered in the Exchange Offers and that remain outstanding, and currently RAI and RJR are the guarantors of such notes.  The Exchange Notes are the principal obligations of RAI and are guaranteed by the same guarantors as RAI’s other outstanding senior notes.  Unlike RAI’s outstanding senior notes, the Lorillard Tobacco Notes (with a limited exception for the 3.75% Lorillard Tobacco Notes due 2023) are not redeemable at the option of the issuer prior to maturity.

The Exchange Notes were issued in a private offering exempt from, or not subject to, the registration requirements of the Securities Act of 1933, referred to as the 1933 Act. Pursuant to a registration rights agreement it had entered into, RAI subsequently conducted, in 2015, registered offers to exchange any and all (to the extent held by eligible holders) of the Exchange Notes for its newly issued notes registered under the 1933 Act, referred to as the Registered Notes. Of the total aggregate principal amount of Exchange Notes outstanding, 99.7% were exchanged for Registered Notes in the registered exchange offers. Each series of Registered Notes is substantially identical to the Exchange Notes of the corresponding series, except that, among other things, certain additional interest provisions pertaining to the Exchange Notes do not apply to the Registered Notes. The Registered Notes are unsecured, and are fully and unconditionally guaranteed on a senior unsecured basis by the same RAI subsidiaries that guarantee RAI’s other outstanding senior notes and its Credit Agreement. Any guarantor that is released from its guarantee under the Credit Agreement, or any replacement or refinancing thereof, also will be released automatically from its guarantee of the Registered Notes and RAI’s other outstanding notes. RAI may redeem the Registered Notes, in whole or in part, at any time at the applicable redemption price. If RAI experiences specific kinds of change of control, accompanied by a certain credit rating downgrade of any series of Registered Notes, RAI must offer to repurchase such series.

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
•

eliminated the requirement under the Lorillard Tobacco Indenture that the guarantor of the Lorillard Tobacco Notes continue to provide holders of the Lorillard Tobacco Notes with financial statements and other financial information similar to that provided in periodic reports under the Securities Exchange Act of 1934 when it is not subject to such reporting requirements; and

•

relieved the issuer of the Lorillard Tobacco Notes of the requirement (if any) under the Lorillard Tobacco Indenture that the issuer offer to repurchase the Lorillard Tobacco Notes upon certain change of control events combined with certain credit ratings events to the extent such change of control events relate to, arise out of or are undertaken in connection with the Lorillard Merger or the Lorillard Tobacco Merger.

Note 13 — Commitments and Contingencies

Tobacco Litigation — General

Introduction

Litigation, claims, and other legal proceedings relating to the use of, exposure to, or purchase of tobacco products are pending or may be instituted in the future against RJR Tobacco (including as successor by merger to Lorillard Tobacco), American Snuff Co., SFNTC, RJR Vapor, RAI, Lorillard, other RAI affiliates, and indemnitees (including but not limited to B&W), sometimes referred to collectively as Reynolds Defendants. These pending legal proceedings include claims relating to cigarette products manufactured by RJR Tobacco, Lorillard Tobacco, SFNTC or certain of their affiliates or indemnitees, smokeless tobacco products manufactured by American Snuff Co., and e-cigarette products manufactured on behalf of and marketed by RJR Vapor. A discussion of the legal proceedings relating to cigarette products (and e-cigarettes) is set forth below under the heading “— Litigation Affecting the Cigarette Industry.” All of the references under that heading to tobacco-related litigation, smoking and health litigation and other similar references are references to legal proceedings relating to cigarette products or e-cigarettes, as the case may be, and are not references to legal proceedings involving smokeless tobacco products, and case numbers under that heading include only cases involving cigarette products and e-cigarettes. The legal proceedings relating to the smokeless tobacco products manufactured by American Snuff Co. are discussed separately under the heading “— Smokeless Tobacco Litigation” below.

In connection with the B&W business combination, RJR Tobacco undertook certain indemnification obligations with respect to B&W and its affiliates, including its indirect parent, BAT. See “— Litigation Affecting the Cigarette Industry – Overview – Introduction” below. In connection with the Lorillard Merger and Divestiture, as applicable, RAI and RJR Tobacco undertook certain indemnification obligations. See “— Litigation Affecting the Cigarette Industry – Overview – Introduction,” “— Other Contingencies – ITG Indemnity,” and “— Other Contingencies – Loews Indemnity” below. In addition, in connection with the sale of the non-U.S. operations and business of the NATURAL AMERICAN SPIRIT brand, the Sellers have agreed to indemnify the buyer for certain claims. See “— Other Contingencies – JTI Indemnities” below.

Certain Terms and Phrases

Certain terms and phrases used in this footnote may require some explanation. The term “judgment” or “final judgment” refers to the final decision of the court resolving the dispute and determining the rights and obligations of the parties. At the trial court level, for example, a final judgment generally is entered by the court after a jury verdict and after post-verdict motions have been decided. In most cases, the losing party can appeal a verdict only after a final judgment has been entered by the trial court.

The term “damages” refers to the amount of money sought by a plaintiff in a complaint, or awarded to a party by a jury or, in some cases, by a judge. “Compensatory damages” are awarded to compensate the prevailing party for actual losses suffered, if liability is proved. In cases in which there is a finding that a defendant has acted willfully, maliciously or fraudulently, generally based on a higher burden of proof than is required for a finding of liability for compensatory damages, a plaintiff also may be awarded “punitive damages.” Although damages may be awarded at the trial court stage, a losing party generally may be protected from paying any damages until all appellate avenues have been exhausted by posting a supersedeas bond. The amount of such a bond is governed by the law of the relevant jurisdiction and generally is set at the amount of damages plus some measure of statutory interest, modified at the discretion of the appropriate court or subject to limits set by a court or statute.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

RAI’s consolidated balance sheet as of December 31, 2016, contains accruals for the following Engle Progeny cases: Starr-Blundell, Buonomo, and Ward (for attorneys’ fees and interest only). In the fourth quarter of 2016, RJR Tobacco paid approximately $17 million in satisfaction of the judgment, including attorneys’ fees and interest, in Wilcox. Other accruals include an amount for the estimated costs of the corrective communications in the U.S. Department of Justice case. As other cases proceed through the appellate process, RAI will evaluate the need for further accruals on an individual case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

Finally, as discussed under “— Litigation Affecting the Cigarette Industry – State Settlement Agreements—Enforcement and Validity; Adjustments,” RJR Tobacco, B&W and Lorillard Tobacco each has settled certain cases brought by states concerning the enforcement of State Settlement Agreements. Despite legal defenses believed to be valid, these cases were settled to avoid further contentious litigation with the states involved. These enforcement actions involved alleged breaches of State Settlement Agreements based on specific actions taken by particular defendants. Accordingly, any future enforcement actions involving State Settlement Agreements will be reviewed by RJR Tobacco on the merits and should not be affected by the settlement of prior enforcement cases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Cautionary Statement

Even though RAI’s management continues to believe that the loss of particular pending tobacco-related litigation claims against Reynolds Defendants, when viewed on an individual case-by-case basis, is not probable or estimable (except for certain Engle Progeny and Filter cases described below), the possibility of material losses related to such litigation is more than remote. Litigation is subject to many uncertainties, and generally, it is not possible to predict the outcome of any particular litigation pending against Reynolds Defendants, or to reasonably estimate the amount or range of any possible loss.

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

During the fourth quarter of 2016, 23 tobacco-related cases were served against Reynolds Defendants. On December 31, 2016, there were, subject to the exclusions described immediately below, 304 cases pending against Reynolds Defendants: 287 in the United States and 17 in Canada, as compared with 268 total cases on December 31, 2015. Of the U.S. cases pending on December 31, 2016, 34 are pending in federal court, 252 in state court and one in tribal court, primarily in the following states: Illinois (52 cases); Maryland (52 cases); Florida (27 cases); New York (21 cases); Missouri (19 cases); Massachusetts (18 cases); New Mexico (14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

cases); and California (12 cases). The U.S. case number excludes the approximately 564 individual smoker cases pending in West Virginia state court as a consolidated action, 2,822 Engle Progeny cases, involving approximately 3,645 individual plaintiffs, and 2,406 Broin II cases, pending in the United States against RJR Tobacco, Lorillard Tobacco or certain other Reynolds Defendants.

The following table lists the categories of the U.S. tobacco-related cases pending against Reynolds Defendants as of December 31, 2016, and the increase or decrease from the number of cases pending against Reynolds Defendants as of September 30, 2016, as reported in RAI’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016, filed with the U.S. Securities and Exchange Commission, referred to as the SEC, on October 19, 2016, and a cross-reference to the discussion of each case type.

Case Type	U.S. Case Numbers as of December 31, 2016	Change in Number of Cases Since September 30, 2016 Increase/(Decrease)
Individual Smoking and Health	132	7
West Virginia IPIC (Number of Plaintiffs)*	1 (approx. 564)	No change
Engle Progeny (Number of Plaintiffs)**	2,822 (approx. 3,645)	(66) (110)
Broin II	2,406	(15)
Class Action	25	1
Filter Cases	78	4
Health-Care Cost Recovery	2	No change
State Settlement Agreements—Enforcement and Validity; Adjustments	28	No change
Other Litigation and Developments	21	No change

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

The Florida state court class-action case, Engle v. R. J. Reynolds Tobacco Co., and the related cases commonly referred to as Engle Progeny cases have attracted significant attention. After the Florida Supreme Court’s 2006 ruling that members of the formerly certified class could file individual actions, roughly 10,000 claims or actions were filed in Florida state or federal courts before the deadline set by the Florida Supreme Court. No new or additional such claims may be filed. As reflected in the table above, 2,822 Engle Progeny cases were pending as of December 31, 2016, that included claims asserted on behalf of 3,645 plaintiffs. Following an agreement to settle most Engle Progeny cases that remained pending in federal courts in the first quarter of 2015, nearly all Engle Progeny cases currently pending are in Florida state courts. Since 2009, there have been over 200 Engle Progeny trials in Florida state or federal courts involving RJR Tobacco or Lorillard Tobacco. As described more fully immediately below in “— Scheduled Trials” and “—Trial Results,” additional Engle Progeny cases involving RJR Tobacco are being tried and set for trial on an ongoing basis. Juries in Engle Progeny cases have awarded substantial amounts in compensatory and punitive damage awards, many of which currently are at various stages in the appellate process. RJR Tobacco and Lorillard Tobacco also have paid substantial amounts in compensatory and punitive damage awards in Engle Progeny cases. For a detailed description of these cases, see “— Engle and Engle Progeny cases” below.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. There are 49 cases, exclusive of Engle Progeny cases, scheduled for trial as of December 31, 2016 through December 31, 2017, for RJR Tobacco, B&W, Lorillard Tobacco or their affiliates and indemnitees: six individual smoking and health cases, 34 Filter Cases, five Broin II cases and four other non-smoking and health cases. There are also approximately 115 Engle Progeny cases against RJR Tobacco, B&W and/or Lorillard Tobacco set for trial through December 31, 2017. It is not known how many of these cases will actually be tried.

Trial Results. From January 1, 2014 through December 31, 2016, 124 individual smoking and health, Engle Progeny, Filter and health-care cost recovery cases in which RJR Tobacco, B&W and/or Lorillard Tobacco were defendants were tried, including nine trials for cases where mistrials were declared in the original proceedings. Verdicts in favor of RJR Tobacco, B&W and Lorillard Tobacco and, in some cases, other defendants, were returned in 60 cases, tried in Florida (39), California (1) and New Jersey (1). There were also 19 mistrials in Florida. Verdicts in favor of the plaintiffs were returned in 57 cases tried in Florida, and one in California. Four cases in Florida were dismissed during trial. One case in Florida was a retrial only as to the amount of damages. In another case in Florida, the jury entered a partial verdict that did not include compensatory or punitive damages, and post-trial motions are pending.

In the fourth quarter of 2016, 11 Engle Progeny cases in which RJR Tobacco and/or Lorillard Tobacco was a defendant were tried:

•	In Wallace v. R. J. Reynolds Tobacco Co., the court declared a mistrial due to weather delays and juror unavailability.
•

In Konzelman v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent 15% at fault and RJR Tobacco 85% at fault, and awarded approximately $8.8 million in compensatory damages and $20 million in punitive damages.

•	In Maloney v. R. J. Reynolds Tobacco Co., the court declared a mistrial due to the jury’s inability to reach a unanimous verdict.
•

In Johnston v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent 10% at fault and RJR Tobacco 90% at fault, and awarded $7.5 million in compensatory damages and $14 million in punitive damages.

•

In Ledo v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent 51% at fault and RJR Tobacco 49% at fault, and awarded $6 million in compensatory damages.

•

In Howles v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found RJR Tobacco 50% at fault and the remaining defendant 50% at fault, and awarded $4 million in compensatory damages and, against each defendant, $3 million in punitive damages.

•	In Kloppenburg v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco.
•

In Ford v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the plaintiff 85% at fault and RJR Tobacco 15% at fault, and awarded approximately $1.02 million in compensatory damages. Punitive damages were not awarded.

•

In Stanley Martin v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent 32% at fault, RJR Tobacco 22% at fault and the remaining defendant 46% at fault, and awarded approximately $5.41 million in compensatory damages and $200,000 in punitive damages against RJR Tobacco and $450,000 in punitive damages against the remaining defendant.

•	In Dubinsky v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants, including RJR Tobacco.
•

In Pardue v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent 25% at fault, RJR Tobacco 50% at fault, and the remaining defendant 25% at fault, and awarded approximately $5.9 million in compensatory damages and, against each defendant, $6.75 million in punitive damages.

For a detailed description of the above-described cases, see “— Engle and Engle Progeny Cases” below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

In the fourth quarter of 2016, no non-Engle Progeny individual smoking and health cases, in which RJR Tobacco, B&W and/or Lorillard Tobacco was a defendant, were tried.

In the fourth quarter of 2016, no Filter cases, in which RJR Tobacco and/or Lorillard Tobacco was a defendant, were tried.

For information on the verdicts in the Engle Progeny cases that have been tried and remain pending as of December 31, 2016, in which verdicts have been returned against RJR Tobacco, Lorillard Tobacco or B&W, or all three, see the Engle Progeny cases charts at “— Engle and Engle Progeny Cases” below. The following chart reflects the verdicts in the non-Engle Progeny smoking and health cases, health-care cost recovery cases or Filter Cases that have been tried and remain pending as of December 31, 2016, in which verdicts have been returned against RJR Tobacco, B&W or Lorillard Tobacco, or all three.

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

May 26, 2010	Izzarelli v. R. J. Reynolds Tobacco Co. [Individual]	U.S. District Court, District of Connecticut, (Bridgeport, CT)	$13.76 million in compensatory damages; 58% of fault assigned to RJR Tobacco, which reduced the award to $7.98 million against RJR Tobacco; $3.97 million in punitive damages.
September 13, 2013	DeLisle v. A. W. Chesterton Co. [Filter]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$8 million in compensatory damages; 44% of fault assigned to Lorillard Tobacco, which reduced the award to $3.52 million against Lorillard Tobacco.
July 30, 2014	Major v. Lorillard Tobacco Co. [Individual]	Superior Court, Los Angeles County, (Los Angeles, CA)	$17.74 million in compensatory damages; 17% of fault assigned to Lorillard Tobacco, which reduced the award to $3.78 million against Lorillard Tobacco.
July 8, 2015	Larkin v. R. J. Reynolds Tobacco Co. [Individual]	Circuit Court, Miami-Dade County, (Miami, FL)	$4.96 million in compensatory damages; 62% of fault assigned to RJR Tobacco; $8.5 million in punitive damages. Comparative fault did not apply to the final judgment.

For information on the post-trial status of individual smoking and health cases, the governmental health-care cost recovery case and the Filter Cases, see “— Individual Smoking and Health Cases,” “— Health-Care Cost Recovery Cases – U.S. Department of Justice Case,” and “— Filter Cases,” respectively, below.

Individual Smoking and Health Cases

As of December 31, 2016, 132 individual cases were pending in the United States against RJR Tobacco, B&W (as RJR Tobacco’s indemnitee), Lorillard Tobacco or all three. This category of cases includes smoking and health cases alleging personal injuries caused by tobacco use or exposure brought by or on behalf of individual plaintiffs based on theories of negligence, strict liability, breach of express or implied warranty, and violations of state deceptive trade practices or consumer protection statutes. The plaintiffs seek to recover compensatory damages, attorneys’ fees and costs, and punitive damages. The category does not include the Broin II, Engle Progeny, Filter Cases or West Virginia IPIC cases discussed below. One of the individual cases is brought by or on behalf of an individual or his/her survivors alleging personal injury as a result of exposure to environmental tobacco smoke, referred to as ETS.

Below is a description of the non-Engle Progeny individual smoking and health cases against RJR Tobacco, B&W, and/or Lorillard Tobacco that went to trial or were decided during the period from January 1, 2016 to December 31, 2016, or remained on appeal as of December 31, 2016.

On May 26, 2010, in Izzarelli v. R. J. Reynolds Tobacco Co. (U.S.D.C. D. Conn., filed 1999), the jury awarded the plaintiff $13.76 million in compensatory damages on the negligence and strict liability claims, found RJR Tobacco 58% at fault and the plaintiff 42% at fault, and found that the plaintiff was entitled to punitive damages. The plaintiff sought to recover damages for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

personal injuries allegedly sustained as a result of unsafe and unreasonably dangerous cigarette products and for economic losses she sustained as a result of supposed unfair trade practices. On December 5, 2010, the district court (1) awarded the plaintiff $3.97 million in punitive damages, (2) entered a judgment of $11.95 million, and (3) granted the plaintiff $15.8 million in offer of judgment interest through that date and, going forward, approximately $4,000 per day until entry of an amended judgment. In March 2011, the district court entered an amended judgment of approximately $28.1 million. RJR Tobacco appealed to the U.S. Court of Appeals for the Second Circuit, referred to as the Second Circuit, and the plaintiff cross appealed. In September 2013, the Second Circuit certified a question of Connecticut law to the Connecticut Supreme Court, which was answered on April 26, 2016. On July 7, 2016, the Second Circuit ordered another round of briefing to be submitted in the Izzarelli appeal after the Connecticut Supreme Court answered certified questions of Connecticut law in the Bifolck v. Philip Morris, Inc case. In a decision released on December 29, 2016, the Connecticut Supreme Court answered the questions in Bifolck. Briefing in Izzarelli will be completed on February 10, 2017.

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

On February 8, 2016, in Pooshs v. Philip Morris USA, Inc. (U.S.D.C. N.D. Cal., filed 2004) the jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that as a result of using the defendants’ products, the plaintiff suffers from lung cancer. Final judgment was entered on February 9, 2016. The plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit on March 9, 2016. The case has been stayed through March 27, 2017, pending a decision in Major, described above.

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

In addition to the foregoing claims, various plaintiffs in 1999 and 2000 asserted claims against retailers and distributors. Those claims were severed and stayed pending the outcome of Phase I. Also, 41 plaintiffs asserted smokeless tobacco claims against various

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

smokeless manufacturers, including 14 claims against certain Reynolds Defendants. Those claims were severed from IPIC in 2001, and the plaintiffs took no action to prosecute the claims. They now seek to activate their smokeless claims. On January 25, 2017, the trial court denied the defendants’ motion to dismiss those claims as abandoned.  The plaintiffs are now free to move forward with their claims.

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

In the year after the Florida Supreme Court’s Engle decision, putative class members filed thousands of individual actions against RJR Tobacco, B&W, Lorillard Tobacco, Philip Morris USA Inc., and the other Engle defendants, which actions commonly are referred to as Engle Progeny cases. As of December 31, 2016, 2,809 Engle Progeny cases were pending in state courts, and 13 Engle Progeny cases were pending in federal court against RJR Tobacco, B&W and/or Lorillard Tobacco. Those cases include claims by or on behalf of approximately 3,645 plaintiffs. As of December 31, 2016, RJR Tobacco also was aware of nine additional Engle Progeny cases that have been filed but not served. The number of pending cases fluctuates for a variety of reasons, including voluntary and involuntary dismissals. Voluntary dismissals include cases in which a plaintiff accepts an “offer of judgment,” referred to in Florida statutes as “proposals for settlement,” from RJR Tobacco, Lorillard Tobacco and/or RJR Tobacco’s affiliates and indemnitees. An offer of judgment, if rejected by the plaintiff, preserves RJR Tobacco’s and Lorillard Tobacco’s right to recover attorneys’ fees under Florida law in the event of a verdict favorable to RJR Tobacco or Lorillard Tobacco. Such offers are sometimes made through court-ordered mediations.

At the beginning of the Engle Progeny litigation, a central issue was the proper use of the preserved Engle findings. RJR Tobacco has argued that use of the Engle findings to establish individual elements of progeny claims (such as defect, negligence and concealment) is a violation of federal due process. In 2013, however, both the Florida Supreme Court and the U.S. Court of Appeals for the Eleventh Circuit, referred to as the Eleventh Circuit, rejected that argument. As noted below, the Eleventh Circuit, this time sitting en banc, recently heard argument on this issue again. In addition to this global due process argument, RJR Tobacco and Lorillard Tobacco raise many other factual and legal defenses as appropriate in each case. These defenses may include, among other things, arguing that the plaintiff is not a proper member of the Engle class, that the plaintiff did not rely on any statements by any tobacco company, that the trial was conducted unfairly, that some or all claims are preempted or barred by applicable statutes of limitation, or that any injury was caused by the smoker’s own conduct. In Hess v. Philip Morris USA Inc. and Russo v. Philip Morris USA Inc., decided on April 2, 2015, the Florida Supreme Court held that, in Engle Progeny cases, the defendants cannot raise a statute of repose defense to claims for concealment or conspiracy. On April 8, 2015, in Graham v. R. J. Reynolds Tobacco Co., the Eleventh Circuit held that federal law impliedly preempts use of the preserved Engle findings to establish claims for strict liability or negligence. On January 21, 2016, the Eleventh Circuit granted the plaintiff’s motion for rehearing en banc and vacated the panel decision. On March 23, 2016, the Eleventh Circuit requested briefing on the issues of whether plaintiff’s claims are preempted and, if not, whether the defendants’ due process rights are violated. Oral argument occurred on June 21, 2016. A decision is pending. On January 6, 2016, in Marotta v. R. J. Reynolds Tobacco Co., the Fourth DCA, disagreed with the Graham panel decision and held that federal law does not impliedly preempt any tort claims against cigarette manufacturers, including those of Engle Progeny plaintiffs. The Florida Supreme Court has accepted jurisdiction in Marotta, and oral argument occurred on November 1, 2016. A decision is pending.

In June 2009, Florida amended its existing bond cap statute by adding a $200 million bond cap that applied to all Engle Progeny cases in the aggregate. In May 2011, Florida removed the provision that would have allowed the bond cap to expire on December 31, 2012. The bond cap for any given individual Engle Progeny case varies depending on the number of judgments on appeal at a given time, but never exceeds $5 million per case for appeals within the Florida state court system. The legislation, which became effective

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

in June 2009 and 2011, applied to judgments entered after the original 2009 effective date. Bills are pending in the Florida legislature that would repeal the $200 million bond cap applicable to Engle Progeny cases.

During 2015, RJR Tobacco and Lorillard Tobacco, together with Philip Morris USA Inc., settled virtually all of the Engle Progeny cases then pending against them in federal district court. The total amount of the settlement was $100 million divided as follows: RJR Tobacco - $42.5 million; Philip Morris USA Inc. - $42.5 million; and Lorillard Tobacco - $15 million. The settlement covered more than 400 federal progeny cases but did not cover 12 federal progeny cases previously tried to verdict and currently pending on post-trial motions or appeal; and 2 federal progeny cases filed by different lawyers from the ones who negotiated the settlement for the plaintiffs. Between August 3, 2015 and January 4, 2016, RJR Tobacco and Philip Morris USA Inc. removed 39 Engle Progeny cases from state to federal courts in Florida. These cases were not part of the settlement described above and were all remanded back to state court.

One hundred twenty Engle Progeny cases have been tried in Florida state and federal courts since the beginning of 2014 through December 31, 2016, and additional state court trials are scheduled for 2017. Since the beginning of 2014 through December 31, 2016, RJR Tobacco or Lorillard Tobacco has paid judgments in 37 Engle Progeny cases. Those payments totaled $297.8 million and included $216.9 million for compensatory or punitive damages and $80.9 million for attorneys’ fees and statutory interest. In addition, accruals for compensatory and punitive damages and attorneys’ fees and statutory interest for Starr-Blundell, Buonomo, and Ward (for attorneys’ fees and interest only) were recorded in RAI’s consolidated balance sheet as of December 31, 2016. The following chart reflects the details of accrued compensatory and punitive damages related to Starr-Blundell and Buonomo.

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Lorillard Tobacco Allocation of Fault	Compensatory Damages (as adjusted)(1)	Punitive Damages	Appeal Status
Starr-Blundell	10%	—	$50,000	$—	First DCA, per curiam, reversed and remanded its May 29, 2015 opinion to the trial court for reconsideration in light of the decision in Soffer
Buonomo	77.5%	—	4,060,000	25,000,000

Fourth DCA affirmed the amended final judgment, per curiam; RJR Tobacco's motion for rehearing was denied on October 27, 2016; deadline for RJR Tobacco to file a petition for writ of certiorari with the U.S. Supreme Court is March 26, 2017

Totals			$4,110,000	$25,000,000

(1)

Compensatory damages are adjusted to reflect the reduction that may be required by the allocation of fault. Punitive damages are not adjusted and reflect the amount of the final judgment(s) signed by the trial court judge(s). The amounts listed above do not include attorneys’ fees or statutory interest of approximately $13.3 million or approximately $1.6 million in attorneys’ fees and statutory interest in Ward.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The following chart lists judgments in all other individual Engle Progeny cases pending as of December 31, 2016, in which a verdict or judgment has been returned against RJR Tobacco, B&W, and/or Lorillard Tobacco and the verdict or judgment has not been set aside on appeal. No liability for any of these cases has been recorded in RAI’s consolidated balance sheet as of December 31, 2016. This chart does not include the mistrials or verdicts returned in favor of RJR Tobacco, B&W, and/or Lorillard Tobacco.

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

Andy Allen	24%	—	2,475,000		7,756,000	Pending – First DCA
Calloway	27%	18%	—		—

Fourth DCA granted rehearing en banc and substituted a new opinion, ordered a new trial based on improper argument; the plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court on October 21, 2016; decision is pending

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

Skolnick	30%	—	—		—	Fourth DCA set aside judgment and ordered a partial new trial
Grossman	75%	—	11,514,000		22,500,000	Fourth DCA ordered award of compensatory damages reduced to reflect comparative fault, but otherwise affirmed; RJR Tobacco filed a motion for rehearing on February 6, 2017; decision is pending
Gafney	33%	33%	—		—	Fourth DCA reversed the judgment and remanded for a new trial; Florida Supreme Court declined to accept jurisdiction; new trial has not been scheduled
Burkhart	25%	10%	3,500,000	(2)	1,750,000	Pending – Eleventh Circuit
Bakst (Odom)	75%	—	—		—	Fourth DCA reversed the judgment of the trial court and remanded the case for a new trial on damages only; motion for rehearing was filed on January 9, 2017
Robinson	71%	—	16,900,000		16,900,000	Pending – First DCA
Harris	15%	10%	1,100,000	(2)	—	Post-trial motions are pending(3)
Irimi	15%	15%	—		—	Pending – Fourth DCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Lourie	3%	7%	137,000		—

Second DCA affirmed the final judgment; defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court on September 8, 2016; Florida Supreme Court stayed proceedings pending disposition of Marotta

Kerrivan	31%	—	6,046,660	(2)	9,600,000	Post-trial motions are pending(3)
Schleider	70%	—	14,700,000		—	Pending – Third DCA
Perrotto	20%	6%	1,063,000		—	Plaintiff's motion for a new trial granted as to punitive damages; new trial scheduled for June 5, 2017
Ellen Gray	50%	—	3,000,000		—	Post-trial motions are pending(3)
Sowers	50%	—	2,125,000		—	Post-trial motions are pending(3)
Caprio	20%	10%	167,700		—	Appeal in the Fourth DCA dismissed; pending in trial court
Zamboni	30%	—	102,000		—	Final judgment has not been entered
Pollari	43%	—	4,250,000		1,500,000	Pending – Fourth DCA
Gore	23%	—	460,000		—	Pending – Fourth DCA
Ryan	65%	—	13,975,000		25,000,000	Pending – Fourth DCA
Hardin	13%	—	100,880		—	Third DCA remanded the case for a new trial on punitive damages for the non-intentional tort claims; new trial has not been scheduled
McCoy	25%	20%	670,000		6,000,000	Pending – Fourth DCA
Block	50%	—	463,000		800,000	Pending – Fourth DCA
Lewis	25%	—	187,500		—	Pending – Fifth DCA
Cooper	40%	—	1,200,000		—	Pending – Fourth DCA
Duignan	30%	—	2,690,000	(2)	2,500,000	Pending – Second DCA
O'Hara	85%	—	14,700,000		20,000,000	Pending – First DCA
Marchese	22.5%	—	225,000		250,000	Pending – Fourth DCA
Barbose	42.5%	—	5,000,000	(2)	500,000	Pending – Second DCA
Monroe	58%	—	6,380,000		—	Pending – First DCA
Ledoux	47%	—	5,000,000	(2)	12,500,000	Pending – Third DCA
Ewing	2%	—	4,800		—	Post-trial motions denied; final judgment has not been entered
Ahrens	44%	—	5,800,000	(2)	2,500,000	Pending – Second DCA
Turner	80%	—	2,400,000		10,000,000	Pending – Fourth DCA
Enochs	66%	—	13,860,000		6,250,000	Pending – Fourth DCA
Dion	75%	—	12,000,000	(2)	30,000	Pending – Second DCA
Nally	75%	—	6,000,000	(2)	12,000,000	Pending – Second DCA
McCabe	30%	—	1,500,000		6,500,000	Post-trial motions are pending(3)
Sermons	5%	—	3,250		17,075	Post-trial motions are pending(3)
Mathis	55%	—	5,000,000	(2)	—	Pending – Third DCA
Oshinsky-Blacker	25%	—	1,539,000		2,000,000	Post-trial motions are pending(3)
Sherry Smith	65%	—	3,000,000	(2)	—	Pending – Fifth DCA
Prentice	40%	—	2,560,000		—	Post-trial motions are pending(3)
Konzelman	85%	—	7,476,000		20,000,000	Pending – Fourth DCA
Ledo	49%	—	2,940,000		—	Post-trial motions are pending(3)
Johnston	90%	—	6,750,000		14,000,000	Post-trial motions are pending(3)
Howles	50%	—	2,000,000		3,000,000	Pending – Fourth DCA
Ford	15%	—	153,430		—	Post-trial motions are pending(3)
Martin	22%	—	1,190,400		200,000	Post-trial motions are pending(3)
Pardue	50%	—	3,923,000	(2)	6,750,000	Post-trial motions are pending(3)
Totals			$212,186,620		$227,353,075

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

As reflected in the preceding chart, as of December 31, 2016, verdicts or judgments in favor of Engle Progeny plaintiffs have been entered and remain outstanding against RJR Tobacco or Lorillard Tobacco totaling $212,186,620 in compensatory damages (as adjusted) and $227,353,075 in punitive damages, which is a combined total of $439,539,695. These verdicts or judgments are at various stages in the post-trial or appellate process. RJR Tobacco believes that RJR Tobacco and Lorillard Tobacco have valid defenses in these cases, including case-specific issues beyond the due process issue discussed above, and, as described in more detail above in “— Accounting for Tobacco-Related Litigation Contingencies,” RJR Tobacco and its affiliates vigorously defend smoking and health claims, including Engle Progeny cases.

Should RJR Tobacco or Lorillard Tobacco not prevail in any particular individual Engle Progeny case or determine that in any individual Engle Progeny case an unfavorable outcome has become probable and the amount can be reasonably estimated, a loss would be recognized, which could have a material adverse effect on the results of operations, cash flows and financial position of RAI. This position on loss recognition for Engle Progeny cases as of December 31, 2016, is consistent with RAI’s and RJR Tobacco’s historic position on loss recognition for other smoking and health litigation. It is the policy of RJR Tobacco to record any loss concerning litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated on an individual case-by-case basis.

Below is a description of the Engle Progeny cases against RJR Tobacco, B&W, and/or Lorillard Tobacco that went to trial or were decided during the period from January 1, 2016 to December 31, 2016, or remained on appeal as of December 31, 2016, listed chronologically by the date of the verdict. In each case, the plaintiff: (1) alleged that the smoker was addicted to nicotine in cigarettes and, as a result of that addiction, suffered or died from one or more smoking-related diseases; (2) asserted claims based on theories of negligence, strict liability, and intentional tort; and (3) sought to recover unspecified compensatory damages, as well as attorneys’ fees and costs. The plaintiffs in most, but not all, cases also sought to recover punitive damages.

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

On April 21, 2010, in Grossman v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), the jury, in Phase I of a retrial that followed a mistrial, returned a verdict for the plaintiff. On April 29, 2010, the jury in Phase II of the retrial found for the plaintiff on the strict liability claim and for RJR Tobacco on the negligence, warranty, and intentional tort claims; awarded $1.9 million in compensatory damages; found RJR Tobacco 25% at fault, the decedent 70% at fault, and the decedent’s spouse 5% at fault; and did not reach the issue of entitlement to punitive damages. In June 2010, the trial court entered final judgment against RJR Tobacco in the amount of approximately $484,000 in compensatory damages. In June 2012, the Fourth DCA affirmed the trial court’s judgment, but remanded for a new trial on all Phase II issues. On July 31, 2013, the jury in the second retrial found for the plaintiff on the intentional tort claims, awarded $15.35 million in compensatory damages, found the decedent 25% at fault and RJR Tobacco 75% at fault, and awarded $22.5 million in punitive damages. The trial court entered final judgment in August 2013 and did not include a reduction for comparative fault. RJR Tobacco appealed, posted a supersedeas bond in the amount of $5 million, and the plaintiff cross appealed. On January 4, 2017, the Fourth DCA ordered the award of compensatory damages be reduced to reflect the comparative

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

fault allocation assigned by the jury, but otherwise affirmed the final judgment.  RJR Tobacco filed a motion for rehearing on February 6, 2017. A decision is pending.

On May 20, 2010, in Buonomo v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $5.2 million in compensatory damages; found RJR Tobacco 77.5% at fault and the decedent 22.5% at fault; and awarded $25 million in punitive damages. In accordance with a Florida statute, the trial court later reduced the punitive damage award to $15.7 million – three times the compensatory damages award of $5.2 million and entered final judgment in the amount of $4.06 million in compensatory damages and $15.7 million in punitive damages. In September 2013, the Fourth DCA affirmed the judgment and damages award to the plaintiff on strict liability and negligence, held that the trial court was not bound to hold punitive damages at three times compensatory damages, and reversed the judgment entered for the plaintiff on the claims for fraudulent concealment and conspiracy to commit fraud by concealment due to the erroneous striking of RJR Tobacco’s statute of repose defense. As a result, the punitive damages award was set aside and remanded for a new trial. In October 2014, the trial court found that the original $25 million punitive damages award was not excessive and would be reinstated if the plaintiff prevails on the repose issue and, in April 2015, entered an amended judgment against RJR Tobacco in the amount of approximately $29.1 million from which RJR Tobacco appealed. After its April 2, 2015, ruling in Hess v. Philip Morris USA Inc. that Engle Progeny defendants cannot raise a statute of repose defense to claims for concealment or conspiracy, the Florida Supreme Court, on January 26, 2016, accepted jurisdiction in Buonomo, quashed the Fourth DCA’s decision, and reinstated the jury verdict. RJR Tobacco’s motion for clarification was denied on March 21, 2016. In the appeal of the amended final judgment, on September 22, 2016, the Fourth DCA affirmed the amended final judgment, per curiam. RJR Tobacco’s motion for rehearing was denied in October 2016. The deadline for RJR Tobacco to file a petition for writ of certiorari with the U.S. Supreme Court is March 26, 2017.

On October 15, 2010, in Frazier v. Philip Morris USA Inc. (Cir. Ct. Miami-Dade County, Fla., filed 2007), a case now known as Russo v. Philip Morris USA Inc., a jury found for the defendants based on the statute of limitations. In February 2011, the trial court entered final judgment for the defendants. In April 2012, the Third DCA reversed the trial court’s judgment, directed entry of judgment in the plaintiff’s favor and ordered a new trial. On April 2, 2015, the Florida Supreme Court, in its ruling in Hess v. Philip Morris USA Inc., approved the decision of the Third DCA. On April 23, 2015, the jury found for the defendants, including RJR Tobacco, on the issue of addiction causation, and the trial court entered final judgment for the defendants in May 2015. In June 2015, the plaintiff appealed to the Third DCA, and the defendants cross appealed. On October 19, 2016, the Third DCA affirmed the final judgment of the trial court. The plaintiff did not seek further review.

On April 26, 2011, in Andy Allen v. R. J. Reynolds Tobacco Co. (Cir. Ct. Duval County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $6 million in compensatory damages; found RJR Tobacco 45% at fault, the decedent 40% at fault, and the remaining defendant 15% at fault; and awarded $17 million in punitive damages against each defendant. The trial court entered final judgment against RJR Tobacco in the amount of $19.7 million in May 2011 and, in October 2011, entered a remittitur of the punitive damages to $8.1 million. In May 2013, the First DCA reversed and remanded the case for a new trial. On November 24, 2014, the jury in the retrial found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $3.1 million in compensatory damages; found the decedent 70% at fault, RJR Tobacco 24% at fault, and the remaining defendant to be 6% at fault; and found that the plaintiff was entitled to punitive damages. On November 26, 2014, the jury awarded approximately $7.75 million in punitive damages against each defendant. In August 2015, the trial court entered final judgment against RJR Tobacco and the remaining defendant, jointly and severally, in the amount of approximately $3.1 million in compensatory damages and $7.75 million in punitive damages from each defendant. In September 2015, the defendants filed a notice of appeal to the First DCA, and RJR Tobacco posted a supersedeas bond in the amount of approximately $2.5 million.  Oral argument occurred on November 2, 2016. A decision is pending.

On May 17, 2012, in Calloway v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $20.5 million in compensatory damages; found the decedent 20.5% at fault, RJR Tobacco 27% at fault, Lorillard Tobacco 18% at fault, and the remaining defendants collectively 34.5% at fault; and found that the plaintiff was entitled to punitive damages. On May 31, 2012, the jury awarded punitive damages in the amount of $17.25 million against RJR Tobacco, $12.6 million against Lorillard Tobacco, and $25 million collectively against the remaining defendants. The trial court later determined that the jury’s apportionment of comparative fault did not apply to the compensatory damages award and, in August 2012, entered final judgment. On January 6, 2016, the Fourth DCA reversed the fraudulent concealment and conspiracy claims, reversed the punitive damages award, and remanded the case for a new trial on those issues. On September 23, 2016, the Fourth DCA, sitting en banc, reversed the judgment in its entirety and remanded the case for a new trial.  The new trial has not been scheduled.   The plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court on October 21, 2016. A decision is pending.

On October 17, 2012, in James Smith v. R. J. Reynolds Tobacco Co. (U.S.D.C. M.D. Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $600,000 in compensatory damages; found the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

On February 11, 2013, in Evers v. R. J. Reynolds Tobacco Co. (Cir. Ct. Hillsborough County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $3.23 million in compensatory damages; found the decedent 31% at fault, RJR Tobacco 60% at fault and Lorillard Tobacco 9% at fault; and found that the plaintiff was entitled to punitive damages from RJR Tobacco but not from Lorillard Tobacco. On February 12, 2013, the jury awarded $12.36 million in punitive damages against RJR Tobacco. In March 2013, the trial court granted the defendants’ post-trial motions for directed verdict on fraudulent concealment, conspiracy and punitive damages and set aside the $12.36 million punitive damages award. The trial court entered final judgment in the amount of $1.77 million against RJR Tobacco and approximately $266,000 against Lorillard Tobacco. On November 6, 2015, the Second DCA concluded that the trial court erred in granting the defendants’ motion for directed verdict on claims for fraud by concealment and conspiracy to commit fraud by concealment, and reversed and reinstated the jury’s verdict on those two claims. As a result, the punitive damages award was reinstated. On remand, the jury’s verdict was reinstated. On March 14, 2016, the trial court entered an amended final judgment against RJR Tobacco in the amount of $2.95 million in compensatory damages and $12.36 million in punitive damages.  In April 2016, RJR Tobacco appealed to the Second DCA and posted a supersedeas bond in the amount of $5 million. Oral argument occurred on February 7, 2017.  A decision is pending.

On February 13, 2013, in Schoeff v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $10.5 million in compensatory damages; found the decedent 25% at fault and RJR Tobacco 75% at fault; and found that the plaintiff was entitled to punitive damages. On February 14, 2013, the jury awarded $30 million in punitive damages. In April 2013, the trial court entered final judgment against RJR Tobacco in the amount of $7.88 million in compensatory damages and $30 million in punitive damages. On November 4, 2015, the Fourth DCA reversed the punitive damages portion of the final judgment and remanded the case to the trial court, directing the trial court to grant RJR Tobacco’s motion for remittitur and, if RJR Tobacco does not agree with the remitted amount, to hold a new trial on punitive damages. On May 26, 2016, the Florida Supreme Court accepted jurisdiction of the case. Oral argument is scheduled for March 8, 2017.

On March 20, 2013, in Marotta v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), the jury, in a retrial following a mistrial, found for the plaintiff on the strict liability claim and for RJR Tobacco on the negligence and intentional tort claims, awarded $6 million in compensatory damages, found the decedent 42% at fault and RJR Tobacco 58% at fault, and did not reach the issue of entitlement to punitive damages. The trial court later entered final judgment against RJR Tobacco in the amount of $3.48 million. On January 6, 2016, the Fourth DCA affirmed, disagreeing with the Eleventh Circuit panel decision in Graham, discussed below, regarding whether the plaintiff’s claims are preempted. On March 8, 2016, the Florida Supreme Court accepted jurisdiction of the case. Oral argument occurred on November 1, 2016. A decision is pending.

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

On June 4, 2013, in Starr-Blundell v. R. J. Reynolds Tobacco Co. (Cir. Ct. Duval County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for the defendants on the intentional tort claims; awarded $500,000 in compensatory damages; found the decedent 80% at fault, RJR Tobacco 10% at fault and the remaining defendant 10% at fault; and did not reach the issue of entitlement to punitive damages. In November 2013, the trial court entered final judgment in the amount of $50,000 against each defendant. On May 29, 2015, the First DCA affirmed the final judgment of the trial court, per curiam. On June 29, 2015, the plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. On May 24, 2016, the Florida Supreme Court accepted jurisdiction of the case, quashed the decision of the First DCA, and remanded the case for reconsideration in light of Soffer. On September 6, 2016, the First DCA, per curiam, reversed and remanded its May 29, 2015 opinion to the trial court for reconsideration in light of the decision in Soffer. The trial court is considering the parties’ submissions regarding next steps in the case.

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

On September 20, 2013, in Gafney v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for the defendants on the intentional tort claims; awarded $5.8 million in compensatory damages; found the decedent 34% at fault, RJR Tobacco 33% at fault and Lorillard Tobacco 33% at fault; and did not reach the issue of entitlement to punitive damages. In September 2013, the trial court entered final judgment against RJR Tobacco in the amount of $1.9 million and against Lorillard Tobacco in the amount of $1.9 million. On March 23, 2016, the Fourth DCA reversed the judgment of the trial court and remanded for a new trial due to improper comments made to the jury during plaintiff’s counsel’s closing arguments. In August 2016, the Florida Supreme Court declined to accept jurisdiction of the case.  The new trial has not been scheduled.

On February 27, 2014, in Banks v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for the defendants on the intentional tort claims; awarded $0 in compensatory damages; found the decedent 85% at fault, RJR Tobacco 15% at fault, and the remaining defendant 0% at fault; and did not reach the issue of entitlement to punitive damages. In May 2014, the trial court entered final judgment in favor of RJR Tobacco and the other defendant. The plaintiff appealed to the Fourth DCA, and the defendants cross appealed. On October 20, 2016, the Fourth DCA affirmed the judgment of the trial court, per curiam. The plaintiff did not seek further review.

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

On June 23, 2014, in Bakst v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2007), a case now known as Odom v. R. J. Reynolds Tobacco Co., a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded approximately $6 million in compensatory damages; found the decedent 25% at fault and RJR Tobacco 75% at fault; and found that the plaintiff was entitled to punitive damages. On June 23, 2014, the jury awarded $14 million in punitive damages. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

trial court later entered final judgment against RJR Tobacco in the amount of $4.5 million in compensatory damages and $14 million in punitive damages. RJR Tobacco appealed to the Fourth DCA and posted a supersedeas bond in the amount of $5 million. On November 30, 2016, the Fourth DCA reversed the trial court’s judgment and remanded the case with directions that the trial court grant the motion for remittitur or order a new trial on damages only. RJR Tobacco filed a motion for rehearing on January 9, 2017, requesting that the Fourth DCA grant rehearing or withdraw the section of its opinion addressing the propriety of the plaintiff’s closing argument or grant rehearing en banc on the improper argument issue. A decision is pending.

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

On August 27, 2014, in Wilcox v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2008), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $7 million in compensatory damages; found the decedent 30% at fault and RJR Tobacco 70% at fault; and found that the plaintiff was entitled to punitive damages. On August 28, 2014, the jury awarded $8.5 million in punitive damages. In September 2014, final judgment was entered against RJR Tobacco in the amount of $4.9 million in compensatory damages and $8.5 million in punitive damages. RJR Tobacco appealed to the Third DCA and posted a supersedeas bond in the amount of $5 million. On July 27, 2016, the Third DCA affirmed the final judgment, per curiam. After further evaluation of the case, RJR Tobacco paid approximately $17 million in satisfaction of the judgment on October 27, 2016.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

11, 2014. In May 2015, the trial court deferred briefing and directed the parties to notify the court when the mandate has been issued in Graham or Searcy, described above.

On November 5, 2014, in Bishop v. R. J. Reynolds Tobacco Co. (Cir. Ct. Orange County, Fla., filed 2007), a jury found that the decedent was not a class member, which resulted in a verdict for the defendants, including RJR Tobacco. In November 2014, the trial court entered final judgment. The plaintiff appealed to the Fifth DCA, and the defendants cross appealed. On September 27, 2016, the Fifth DCA affirmed the final judgment, per curiam.  The plaintiff did not seek further review.

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

On December 19, 2014, in Haliburton v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2008), a jury found that the plaintiff’s claims were time-barred, which resulted in a verdict for RJR Tobacco. On April 14, 2015, the trial court entered final judgment in favor of RJR Tobacco. The plaintiff appealed to the Fourth DCA, and RJR Tobacco cross appealed. Briefing is complete. On December 1, 2016, the Fourth DCA entered an order dispensing with oral argument. A decision is pending.

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

On February 10, 2015, in Hecht v. R. J. Reynolds Tobacco Co. (U.S.D.C. M.D. Fla., filed 2008), a jury found that the plaintiff’s claims were time-barred, which resulted in a verdict in favor of RJR Tobacco. Post-trial proceedings have been stayed until resolution of the petition for en banc consideration in Graham, described above. However, the trial court entered final judgment in favor of RJR Tobacco on January 7, 2016. On February 2, 2016, the plaintiff appealed to the Eleventh Circuit. Oral argument occurred on January 26, 2017. A decision is pending.

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

On February 24, 2015, in Caprio v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury advised the trial court that it could not reach a unanimous verdict, but the trial court directed the jury to complete the verdict form on those individual verdict questions where there was unanimous agreement. In the partially completed verdict, the jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; found the plaintiff 40% at fault, RJR Tobacco 20% at fault, Lorillard Tobacco 10% at fault, and the remaining defendants 30% at fault; and awarded $559,000 in economic damages. The jury did not answer the verdict form questions relating to noneconomic damages and entitlement to punitive damages. In May 2015, the court denied the defendants’ motion for a mistrial and advised that it accepted the questions answered by the jurors as a partial verdict. A new trial will be held on the remaining issues, including comparative fault allocation. The defendants appealed to the Fourth DCA. On January 22, 2017, the defendants dismissed their appeal.  The case remains pending in the trial court.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

On March 26, 2015, in Gore v. R. J. Reynolds Tobacco Co. (Cir. Ct. Indian River County, Fla., filed 2008), a jury, in a retrial following a mistrial, found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $2 million in compensatory damages; found the decedent 54% at fault, RJR Tobacco 23% at fault and the remaining defendant 23% at fault; and found that the plaintiff was not entitled to punitive damages. In September 2015, the trial court entered final judgment against RJR Tobacco and the remaining defendant, each in the amount of $460,000. RJR Tobacco posted a supersedeas bond in the amount of $460,000 in September 2015, and in October 2015, the defendants appealed to the Fourth DCA, and the plaintiff cross appealed. Briefing is underway.

On April 17, 2015, in Ryan v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury, in a retrial following a mistrial, found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $21.5 million in compensatory damages; found the plaintiff 35% at fault and RJR Tobacco 65% at fault; and found that the plaintiff was entitled to punitive damages. On April 21, 2015, the jury awarded $25 million in punitive damages. In May 2015, the trial court entered final judgment against RJR Tobacco in the amount of $21.5 million in compensatory damages and $25 million in punitive damages. On April 29, 2016, the court entered an amended final judgment against RJR Tobacco in the amount of approximately $14 million in compensatory damages and $25 million in punitive damages. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $5 million on May 27, 2016. The plaintiff filed a notice of cross appeal on June 13, 2016. Briefing is underway.

On June 18, 2015, in Hardin v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for RJR Tobacco on the intentional tort claims, awarded $776,000 in compensatory damages, found the decedent 87% at fault and RJR Tobacco 13% at fault, and found that the plaintiff was not entitled to punitive damages. In June 2015, the trial court entered final judgment against RJR Tobacco in the amount of $100,880. Post-trial motions were denied in January 2016. The plaintiff appealed to the Third DCA, and RJR Tobacco cross appealed. Oral argument occurred on December 7, 2016. On December 21, 2016, the Third DCA remanded the case for a new trial limited to the issue of punitive damages for the plaintiff’s non-intentional tort claims. Otherwise, the final judgment was affirmed. Neither party sought further review.  The new trial has not been scheduled.

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

On July 29, 2015, in Collar v. R. J. Reynolds Tobacco Co. (Cir. Ct. Indian River County, Fla., filed 2008), a jury found that the plaintiff was not a class member, which resulted in a verdict for the defendants, including RJR Tobacco. In September 2015, the trial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

court entered final judgment. The plaintiff appealed to the Fourth DCA, and the defendants cross appealed. Oral argument is scheduled for March 22, 2017.

On August 6, 2015, in Block v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded approximately $1.03 million in compensatory damages; found the decedent 50% at fault and RJR Tobacco 50% at fault; and found that the plaintiff was entitled to punitive damages. On August 7, 2015, the jury awarded $800,000 in punitive damages. In September 2015, the trial court entered final judgment against RJR Tobacco in the amount of approximately $926,000 in compensatory damages and $800,000 in punitive damages. On December 9, 2015, the trial court granted RJR Tobacco’s motion to alter or amend the judgment in part in light of the Fourth DCA’s decision in Schoeff v. R. J. Reynolds Tobacco Co., described above, finding that the intentional tort exception in Section 768.81, Florida Statutes, does not apply to the fraud and conspiracy claims brought by Engle Progeny plaintiffs. As a result, an amended final judgment was entered in the amount of approximately $463,000 in compensatory damages and $800,000 in punitive damages. RJR Tobacco appealed to the Fourth DCA and posted a supersedeas bond in the amount of approximately $1.3 million, and the plaintiff filed a notice of cross appeal. Briefing is complete. On February 3, 2017, the Fourth DCA entered an order dispensing with oral argument. A decision is pending.

On September 1, 2015, in Lewis v. R. J. Reynolds Tobacco Co. (Cir. Ct. Volusia County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for RJR Tobacco on the intentional tort claims, awarded $750,000 in compensatory damages, found the decedent 75% at fault and RJR Tobacco 25% at fault, and found that the plaintiff was not entitled to punitive damages. Final judgment was entered against RJR Tobacco in the amount of $187,500 in March 2016. RJR Tobacco appealed to the Fifth DCA and posted a supersedeas bond in the amount of $187,500. Briefing is complete. Oral argument has not been scheduled.

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

On September 10, 2015, in Duignan v. R. J. Reynolds Tobacco Co. (Cir. Ct. Pinellas County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $6 million in compensatory damages; found the decedent 33% at fault, RJR Tobacco 30% at fault, and the remaining defendant 37% at fault; and found that the plaintiff was entitled to punitive damages. On September 11, 2015, the jury awarded $2.5 million in punitive damages against RJR Tobacco and $3.5 million in punitive damages against the remaining defendant. The trial court later entered final judgment against RJR Tobacco and the remaining defendant in the amount of $6 million in compensatory damages and $2.5 million in punitive damages against RJR Tobacco and $3.5 million in punitive damages against the remaining defendant. The defendants appealed to the Second DCA, and RJR Tobacco posted a supersedeas bond in the amount of approximately $2.3 million. Oral argument occurred on December 5, 2016. A decision is pending.

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

On September 22, 2015, in Suarez v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2008), a jury found that the decedent was not a class member, which resulted in a verdict for the defendants, including RJR Tobacco. In November 2015, the trial court entered final judgment. The plaintiff appealed to the Third DCA, and the defendants cross appealed. On October 19, 2016, the Third DCA affirmed the judgment of the trial court, per curiam.  On October 27, 2016, the plaintiff filed a motion for a written opinion and certification to the Florida Supreme Court.  A decision is pending.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

compensatory damages against RJR Tobacco and the remaining defendant, jointly and severally, and $250,000 in punitive damages against each defendant. RJR Tobacco appealed to the Fourth DCA and posted a supersedeas bond in the amount of $475,000.  Briefing is underway.

On November 17, 2015, in Barbose v. R. J. Reynolds Tobacco Co. (Cir. Ct. Pasco County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $10 million in compensatory damages, found the decedent 15% at fault, RJR Tobacco 42.5% at fault and the remaining defendant 42.5% at fault; and found that the plaintiff was entitled to punitive damages. On November 18, 2015, the jury awarded $500,000 in punitive damages against each of RJR Tobacco and the other defendant. The defendants appealed to the Second DCA, and RJR Tobacco posted a supersedeas bond in the amount of $2.5 million. Briefing is complete. Oral argument has not been scheduled.

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

On November 23, 2015, in Shulman v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2007), a jury found that the plaintiff was not a class member, which resulted in a verdict for the defendants, including RJR Tobacco. In December 2015, the trial court entered final judgment. The plaintiff appealed to the Fourth DCA, and the defendants cross appealed. On August 11, 2016, the Fourth DCA affirmed the final judgment, per curiam. The plaintiff did not seek further review.

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

On December 9, 2015, in Monroe v. R. J. Reynolds Tobacco Co. (Cir. Ct. Gadsden County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for RJR Tobacco on the intentional tort claims, awarded $11 million in compensatory damages, found the plaintiff 42% at fault and RJR Tobacco 58% at fault, and did not reach the issue of entitlement to punitive damages. On December 31, 2015, the trial court entered final judgment against RJR Tobacco in the amount of $6.38 million in compensatory damages. Post-trial motions were denied on March 30, 2016. RJR Tobacco appealed to the First DCA and posted a supersedeas bond in the amount of $5 million. Oral argument is scheduled for March 7, 2017.

On December 18, 2015, in Ledoux v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $10 million in compensatory damages; found the decedent 6% at fault, RJR Tobacco 47% at fault and the remaining defendant 47% at fault; and found that the plaintiff was entitled to punitive damages. On December 22, 2015, the jury awarded $12.5 million in punitive damages against each defendant. The trial court later entered final judgment against the defendants, jointly and severally, in the amount of $10 million in compensatory damages and, against each defendant, $12.5 million in punitive damages. Post-trial motions were denied in February 2016. The defendants appealed to the Third DCA, and RJR Tobacco posted a supersedeas bond in the amount of $5 million. On May 27, 2016, RJR Tobacco filed a rider amending the supersedeas bond reducing the amount from $5 million to $2.5 million. Briefing is underway.

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

On February 12, 2016, in Ahrens v. R. J. Reynolds Tobacco Co. (Cir. Ct. Pinellas County, Fla., filed 2008), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $9 million in compensatory damages; found the decedent 32% at fault, RJR Tobacco 44% at fault, and the remaining defendant 24% at fault; and found that the plaintiff was entitled to punitive damages. On February 13, 2016, the jury awarded $2.5 million in punitive damages against each defendant. In February 2016, the trial court entered final judgment. Post-trial motions were denied on March 31, 2016. On April 13, 2016, RJR Tobacco appealed to the Second DCA and posted a supersedeas bond in the amount of $2.5 million. Briefing is complete. Oral argument has not been scheduled.

On March 8, 2016, in Gamble v. R. J. Reynolds Tobacco Co. (Cir. Ct. Duval County, Fla., filed 2008), a jury found for the plaintiff on class membership, but found for RJR Tobacco on addiction causation, which resulted in a verdict for RJR Tobacco. Post-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

trial motions were denied on May 31, 2016. Final judgment was entered in favor of RJR Tobacco on June 9, 2016. The plaintiff appealed to the First DCA on July 8, 2016. Briefing is underway.

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

On April 21, 2016, in Turner v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $3 million in compensatory damages; found the decedent 20% at fault and RJR Tobacco 80% at fault; and found that the plaintiff was entitled to punitive damages. On April 22, 2016, the jury awarded $10 million in punitive damages. The court denied the defendant’s post-trial motions and entered judgment against RJR Tobacco in the amount of $2.4 million in compensatory damages and $10 million in punitive damages. In July 2016, RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $5 million. The plaintiff filed a notice of cross appeal in August 2016. Briefing is underway.

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

On May 31, 2016, in Durrance v. R. J. Reynolds Tobacco Co. (Cir. Ct. Highlands County, Fla., filed 2007), the court declared a mistrial due to a medical emergency. Retrial began on January 23, 2017.

On June 21, 2016, in Mooney v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2008), a jury found that the decedent’s addiction to nicotine was not a legal cause of her death, which resulted in a verdict for the defendants, including RJR Tobacco. The plaintiff’s post-trial motions were denied on November 4, 2016.

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

On July 19, 2016, in Varner v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims; found that RJR Tobacco’s cigarettes were not a legal cause of the decedent’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

disease, which resulted in a verdict for RJR Tobacco; awarded $1.5 million in compensatory damages; found the decedent 75% at fault and the remaining defendant 25% at fault; and found that the plaintiff was not entitled to punitive damages. Final judgment was entered in favor of RJR Tobacco and against the remaining defendant in the amount of $375,000 in July 2016.  The remaining defendant’s post-trial motions were denied on December 21, 2016.

On August 5, 2016, in Morales v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2007), the court declared a mistrial because a death in a juror’s family prevented the juror from deliberating.  The new trial was scheduled for January 9, 2017, but has since been removed from the trial calendar.

On August 15, 2016, in Mathis v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $5 million in compensatory damages; found the decedent 45% at fault and RJR Tobacco 55% at fault; and found that the plaintiff was not entitled to punitive damages.  Final judgment was entered on August 17, 2016. Post-trial motions were denied on October 24, 2016. RJR Tobacco filed a notice of appeal to the Third DCA and posted a supersedeas bond in the amount of $5 million on November 18, 2016. Briefing is underway.

On August 18, 2016, in Wilkins v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2007), a jury found that the decedent was not a class member, which resulted in a verdict for RJR Tobacco. Final judgment was entered in favor of RJR Tobacco on November 16, 2016. The plaintiff filed a notice of appeal to the Third DCA on December 16, 2016, and RJR Tobacco filed a notice of cross appeal on December 21, 2016. Briefing is underway.

On August 25, 2016, in Coursey v. R. J. Reynolds Tobacco Co. (Cir. Ct. Volusia County, Fla., filed 2007), a jury found that the decedent was not a class member, which resulted in a verdict for RJR Tobacco. The trial court denied post-trial motions and entered judgment in RJR Tobacco’s favor on September 27, 2016. On October 27, 2016, the plaintiff filed a notice of appeal to the Fifth DCA.  RJR Tobacco filed a notice of cross appeal on November 8, 2016.  Briefing is underway.

On September 6, 2016, in Hackimer v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2007), a jury found that the deceased smoker knew or should have known of his chronic obstructive pulmonary disease before May 5, 1990, and, for that reason, the claims were barred by the statute of limitations, which resulted in a verdict for RJR Tobacco. Post-trial motions were denied on December 20, 2016. On January 4, 2017, final judgment was entered in favor of RJR Tobacco. The plaintiff filed a notice of appeal to the Fourth DCA on February 1, 2017. Briefing is underway.

On September 22, 2016, in Oshinsky-Blacker v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $6.15 million in compensatory damages; found the decedent 15% at fault, RJR Tobacco 25% at fault, and the remaining defendant 60% at fault; and found that the plaintiff was entitled to punitive damages.  On September 23, 2016, the jury awarded $2 million in punitive damages against RJR Tobacco and $1 million in punitive damages against the remaining defendant. Post-trial motions are pending. Final judgment has not been entered.

On September 23, 2016, in Sherry Smith v. R. J. Reynolds Tobacco Co. (Cir. Ct. Volusia County, Fla., filed 2008), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $3 million in compensatory damages; found the decedent 35% at fault and RJR Tobacco 65% at fault; and found that the plaintiff was not entitled to punitive damages. Post-trial motions were denied on December 14, 2016, and final judgment was entered against RJR Tobacco in the amount of $3 million. In January 2017, RJR Tobacco filed a notice of appeal to the Fifth DCA and posted a supersedeas bond in the amount of $3 million. Briefing is underway.

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

On October 10, 2016, in Wallace v. R. J. Reynolds Tobacco Co. (Cir. Ct. Brevard County, Fla., filed 2007), the court declared a mistrial due to weather delays and juror unavailability. A new trial date has not been scheduled.

On October 24, 2016, in Konzelman v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded approximately $8.8 million in compensatory damages; found the decedent 15% at fault and RJR Tobacco 85% at fault; and found that the plaintiff was entitled to punitive damages.  On October 26, 2016, the jury awarded $20 million in punitive damages.  On December 1, 2016, post-trial motions were denied and the trial court entered final judgment against RJR Tobacco in the amount of approximately $7.48 million in compensatory damages and $20 million in punitive damages. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

bond in the amount of $5 million on December 22, 2016.  The plaintiff filed a notice of cross appeal on January 2, 2017. Briefing is underway.

On November 1, 2016, in Maloney v. R. J. Reynolds Tobacco Co. (Cir. Ct. Lee County, Fla., filed 2007), the court declared a mistrial due to the jury’s inability to reach a unanimous verdict.  The new trial is scheduled for July 5, 2017.

On November 2, 2016, in Johnston v. R. J. Reynolds Tobacco Co. (Cir. Ct. Sarasota County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $7.5 million in compensatory damages; found the decedent 10% at fault and RJR Tobacco 90% at fault; and found that the plaintiff was entitled to punitive damages.  On November 5, 2016, the jury awarded $14 million in punitive damages.  Final judgment was entered against RJR Tobacco in the amount of $6.75 million in compensatory damages and $14 million in punitive damages on November 28, 2016. Post-trial motions are pending.

On November 3, 2016, in Ledo v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2008), a jury found for the plaintiff on the negligence and strict liability claims and for RJR Tobacco on the intentional tort claims; awarded $6 million in compensatory damages; found the decedent 51% at fault and RJR Tobacco 49% at fault; and found that the plaintiff was entitled to punitive damages.  After receiving the verdict, the trial court granted a directed verdict in favor of RJR Tobacco on entitlement to punitive damages. Final judgment was entered against RJR Tobacco in the amount of $2.94 million in compensatory damages on December 22, 2016. Post-trial motions are pending.

On November 10, 2016, in Howles v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability and intentional tort claims; awarded $4 million in compensatory damages; found RJR Tobacco 50% at fault and the remaining defendant 50% at fault; and found that the plaintiff was entitled to punitive damages. On November 14, 2016, the jury awarded $3 million in punitive damages against RJR Tobacco and $3 million against the remaining defendant.  Final judgment was entered against RJR Tobacco in the amount of $2 million in compensatory damages and $3 million in punitive damages against RJR Tobacco. Post-trial motions were denied on December 5, 2016. On December 30, 2016, the defendants filed a joint notice of appeal to the Fourth DCA.  Briefing is underway.

On November 14, 2016, in Kloppenburg v. R. J. Reynolds Tobacco Co. (Cir. Ct. Collier County, Fla., filed 2007), a jury found that the plaintiff knew or should have known of her chronic obstructive pulmonary disease before May 5, 1990, and, for that reason, the claims were barred by the statute of limitations, which resulted in a verdict for RJR Tobacco. Final judgment was entered in favor of RJR Tobacco on November 29, 2016. The plaintiff’s post-trial motions were denied on December 1, 2016. The plaintiff did not seek further review.

On November 16, 2016, in Ford v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2008), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded approximately $1.02 million in compensatory damages; found the plaintiff 85% at fault and RJR Tobacco 15% at fault; and found that the plaintiff was not entitled to punitive damages. Post-trial motions are pending.

On November 16, 2016, in Stanley Martin v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded approximately $5.41 million in compensatory damages; found the decedent 32% at fault, RJR Tobacco 22% at fault and the remaining defendant 46% at fault; and found that the plaintiff was entitled to punitive damages.  On November 18, 2016, the jury awarded $200,000 in punitive damages against RJR Tobacco and $450,000 against the remaining defendant.  Post-trial motions are pending.

On December 16, 2016, in Dubinsky v. R. J. Reynolds Tobacco Co. (Cir. Ct. Brevard County, Fla., filed 2008), a jury found that the decedent was not a class member, which resulted in a verdict for the defendants, including RJR Tobacco.  Post-trial motions are pending.

On December 16, 2016, in Pardue v. R. J. Reynolds Tobacco Co. (Cir. Ct. Alachua County, Fla., filed 2008), a jury, in a retrial following a mistrial, found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded approximately $5.9 million in compensatory damages; found the decedent 25% at fault, RJR Tobacco 50% at fault, and the remaining defendant 25% at fault; and found that the plaintiff was entitled to punitive damages.  On December 19, 2016, the jury awarded $6.75 million in punitive damages against RJR Tobacco and $6.75 million in punitive damages against the remaining defendant.  Final judgment was entered against RJR Tobacco in the amount of approximately $5.9 million in compensatory damages (jointly and severally with the remaining defendant) and, against each defendant, $6.75 million in punitive damages on December 29, 2016.  Post-trial motions are pending.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

As of December 31, 2016, there were 2,406 Broin II lawsuits pending in Florida. There have been no Broin II trials since 2007.

Class-Action Suits

Overview. As of December 31, 2016, 25 class-action cases, excluding the shareholder case described below, were pending in the United States against Reynolds Defendants. These class actions seek recovery for personal injuries allegedly caused by cigarette smoking or, in some cases, for economic damages allegedly incurred by cigarette or e-cigarette purchasers.

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

Additional class actions relating to alleged personal injuries purportedly caused by use of cigarettes or exposure to ETS are pending. These cases are discussed below under “— Other Class Actions.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

In Turner v. R. J. Reynolds Tobacco Co. (Cir. Ct. Madison County, Ill., filed 2000), the trial court certified a class of purchasers of RJR Tobacco “lights” cigarettes in November 2001. In November 2003, the Illinois Supreme Court granted RJR Tobacco’s motion for a stay pending the court’s final appeal decision in the Price case described above. The stay subsequently expired, and the court accordingly scheduled a series of status conferences, all of which were continued by agreement of the parties. The next status conference is scheduled for February 22, 2017.

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

E-Cigarette Cases.

In In re Fontem US, Inc. Consumer Class Action Litig. (U.S.D.C. C.D. Cal., filed 2015), the plaintiffs brought a class action against RAI, Lorillard, another RAI affiliate, and two other defendants on behalf of putative classes of California, New York, and Illinois purchasers of blu brand e-cigarettes. This action results from the consolidation of two actions – Diek v. Lorillard Tobacco Co. and Whitney v. ITG Brands, LLC. The plaintiffs allege that certain advertising, marketing and packaging materials for blu brand e-cigarettes made deceptive claims, omitted material information, or failed to contain required disclosures. On behalf of one or more of the classes, the plaintiffs seek injunctive relief, equitable relief, and compensatory and punitive damages under California Civil Code §1,750 et seq., California Business & Professions Code §17,200 et seq., California Business and Professions Code §17,500 et seq., New York General Business Law § 349, and Illinois Consumer Fraud And Deceptive Business Practices Act § 505/1 et seq. Pursuant

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

to the terms of the asset purchase agreement relating to the Divestiture, RAI tendered the defense of the now-consolidated Diek and Whitney actions to, and sought indemnification for those actions from, ITG. Pursuant to the terms, limitations and conditions of the asset purchase agreement relating to the Divestiture, ITG agreed to defend and indemnify RAI and its affiliates against losses arising from the operation of the blu brand e-cigarette business. On May 20, 2016, the trial court stayed the matter pending the Ninth Circuit Court of Appeals’ rulings in Briseno v. ConAgra Foods, Inc. (decided January 3, 2017), Jones v. ConAgra Foods, Inc. (pending), and Brazil v. Dole Packaged Foods, LLC (decided September 30, 2016). The stay did not apply to finalizing the pleadings and related briefing.  On May 23, 2016, the plaintiffs filed a second amended consolidated complaint, which the defendants moved to dismiss. On November 1, 2016, the trial court granted the defendants’ motion to dismiss in substantial part, finding that federal law preempted all of the plaintiffs’ claims except those based on alleged violations of California’s Proposition 65 under California’s Business and Professions Code §17,200 et seq. On November 21, 2016, the plaintiffs moved for reconsideration of the trial court’s November 1, 2016 order.  The trial court scheduled a hearing on the plaintiffs’ motion for reconsideration for February 13, 2017.

In Harris v. R. J. Reynolds Vapor Co. (U.S.D.C. N.D. Cal., filed 2015), the plaintiff brought a class action against RJR Vapor on behalf of a putative class of purchasers of VUSE e-cigarettes. The plaintiff alleges that RJR Vapor failed to advise users that they potentially could be exposed to formaldehyde and acetaldehyde. The plaintiff asserts failure to warn claims under California’s Proposition 65, as well as California Business & Professions Code § 17,200 et seq. and California Civil Code § 1,750 et seq. and seeks declaratory relief, restitution, disgorgement, injunctive relief and damages. RJR Vapor moved to dismiss contending, among other things, that plaintiff’s action was governed in its entirety by Proposition 65 and that the plaintiff failed to give the 60-day pre-suit notice required by Proposition 65, requiring that the entire case be dismissed with prejudice. The motion to dismiss was argued on March 2, 2016. On September 30, 2016, the court granted RJR Vapor’s motion to dismiss but provided the plaintiff leave to amend. The plaintiff filed a second amended complaint on October 31, 2016, and RJR Vapor has again moved to dismiss. Oral argument occurred on January 19, 2017.  A decision is pending.

In Center for Environmental Health v. NJoy, Inc. (Super. Ct. Alameda County, Cal., filed 2015), the plaintiff brought an action against RJR Vapor and several other e-cigarette manufacturers asserting violations of Proposition 65 for not disclosing that electronic cigarettes, including VUSE, allegedly expose consumers to formaldehyde and acetaldehyde. The plaintiff sought civil penalties, injunctive relief, attorneys’ fees, and costs. RJR Vapor filed an answer on December 29, 2015. RJR Vapor denied any and all liability and reached an agreement to resolve the claims for $94,750. The court approved the settlement agreement on October 25, 2016.

No Additive/Natural/Organic Claim Cases.

Following the FDA’s August 27, 2015, warning letter to SFNTC relating to the use of the words “natural” and “additive-free” in the labeling, advertising and promotional materials for NATURAL AMERICAN SPIRIT brand cigarettes, plaintiffs purporting to bring claims on behalf of themselves and others have filed putative nationwide and/or state-specific class actions against SFNTC and, in some instances, RAI. A total of 16 such actions have been filed in nine U.S. district courts. Each of these cases is discussed below. In various combinations, plaintiffs in these cases generally allege violations of state deceptive and unfair trade practice statutes, and claim state common law fraud, negligent misrepresentation, and unjust enrichment based on the use of descriptors such as “natural,” “organic” and “100% additive-free” in the marketing, labeling, advertising, and promotion of SFNTC’s NATURAL AMERICAN SPIRIT brand cigarettes. The actions seek various categories of recovery, including economic damages, injunctive relief (including medical monitoring and cessation programs), interest, restitution, disgorgement, treble and punitive damages, and attorneys’ fees and costs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

•

Hebert v. Santa Fe Natural Tobacco Co., Inc. (U.S.D.C. M.D. N.C., filed 2016), is an action against SFNTC, RAI and RJR Tobacco on behalf of a putative class of purchasers in California, Colorado, Florida, Illinois, Massachusetts, Michigan, New Jersey, New Mexico, New York, Ohio and Washington of NATURAL AMERICAN SPIRIT cigarettes, and a nationwide putative class of NATURAL AMERICAN SPIRIT brand menthol cigarette purchasers (and subclass of such purchasers in California, Colorado, Florida, Illinois and New Mexico).

The transferee court entered a scheduling order requiring the plaintiffs to file a consolidated amended complaint. On September 19, 2016, the plaintiffs filed a consolidated amended complaint naming SFNTC, RAI, and RJR Tobacco as defendants. That complaint alleges violations of 12 states’ deceptive and unfair trade practices statutes – California, Colorado, Florida, Illinois, Massachusetts, Michigan, North Carolina, New Jersey, New Mexico, New York, Ohio, and West Virginia – based on the use of descriptors such as “natural,” “organic” and “100% additive-free” in the marketing, labeling, advertising, and promotion of SFNTC’s NATURAL AMERICAN SPIRIT brand cigarettes. It also asserts unjust enrichment claims under those 12 states’ laws and asserts breach of express warranty claims on behalf of a national class of NATURAL AMERICAN SPIRIT menthol purchasers. The state deceptive and unfair trade practice statutory and unjust enrichment claims are brought on behalf of state-specific classes in the 12 states listed above and, in some instances, state-specific subclasses. The consolidated amended complaint seeks class certification, payment for class notice, injunctive relief, monetary damages, prejudgment interest, statutory damages, restitution, and attorneys’ fees and costs. On November 18, 2016, the defendants filed a motion to dismiss, and a hearing on that motion is scheduled for March 22, 2017. On January 12, 2017, the plaintiffs filed a second consolidated amended class action complaint. The transferee court’s scheduling order,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

as amended, provides for the plaintiffs to file a motion for class certification by April 3, 2018, and a hearing on the class certification motion on July 13-14, 2018.

On November 7, 2016, a public health advocacy organization filed Breathe DC v. Santa Fe Natural Tobacco Co., Inc. (D.C. Super. Ct.), an action against SFNTC, RAI and RJR Tobacco based on allegations relating to the labeling, advertising and promotional materials for NATURAL AMERICAN SPIRIT brand cigarettes that are similar to the allegations in the actions consolidated for pre-trial purposes in the U.S. District Court for the District of New Mexico transferee court described immediately above.  The complaint seeks injunctive and other non-monetary relief, but does not seek monetary damages.  On December 6, 2016, the defendants removed the action to the U.S. District Court for the District of Columbia and, on December 7, 2016, filed a notice with the JPML to have the action transferred to the transferee court.  On December 7, 2016, the plaintiff moved in the U.S. District Court for the District of Columbia to remand the action to the Superior Court for the District of Columbia.  On December 9, 2016, the JPML conditionally ordered that the case be transferred to the transferee court. On December 20, 2016, the U.S. District Court for the District of Columbia issued an order stating that it will rule on the plaintiff’s motion to remand before the JPML considers the plaintiff’s motion to vacate the conditional transfer order.

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

Filter Cases

Claims have been brought against Lorillard Tobacco and Lorillard by individuals who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by a predecessor to Lorillard Tobacco for a limited period of time ending more than 50 years ago. As of December 31, 2016, Lorillard Tobacco and/or Lorillard was a defendant in 78 Filter Cases. Since January 1, 2013, Lorillard Tobacco and RJR Tobacco have paid, or have reached agreement to pay, a total of approximately $47.6 million in settlements to resolve 175 claims asserted in Filter Cases.

Pursuant to the terms of a 1952 agreement between P. Lorillard Company and H&V Specialties Co., Inc. (the manufacturer of the filter material), Lorillard Tobacco is required to indemnify Hollingsworth & Vose for legal fees, expenses, judgments and resolutions in cases and claims alleging injury from finished products sold by P. Lorillard Company that contained the filter material.

On September 13, 2013, the jury in a Filter Case, DeLisle v. A. W. Chesterton Co. (Cir. Ct. Broward County, Fla., filed 2012), found for the plaintiffs on the negligence and strict liability claims; awarded the plaintiffs $8 million in compensatory damages; and found Lorillard Tobacco 22% at fault, Hollingsworth & Vose 22% at fault, and the other defendants 56% at fault. Punitive damages were not at issue. On November 6, 2013, the trial court entered final judgment against Lorillard Tobacco in the amount of $3.52 million. Lorillard Tobacco appealed to the Fourth DCA. On September 14, 2016, the Fourth DCA ordered a new trial because the trial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

court erred in admitting certain expert testimony and concluded that the $8 million compensatory damages award should have been remitted.  The plaintiffs filed a motion for rehearing or rehearing en banc, which was denied by the Fourth DCA on November 9, 2016. The plaintiffs filed an application for discretionary review by the Florida Supreme Court on December 6, 2016. The Florida Supreme Court has issued a stay of the proceedings in that court pending its disposition of a pending application for review in another case.  The matter has not been stayed in the trial court, and post-appeal motions are pending to vacate the final judgment and discharge the surety bonds. The plaintiffs have filed both a stay motion in the Florida Supreme Court and a motion to recall the mandate in the Fourth DCA, which motions are presently pending.

Health-Care Cost Recovery Cases

Health-care cost recovery cases have been brought by a variety of plaintiffs. Other than certain governmental actions, these cases largely have been unsuccessful on remoteness grounds, which means that one who pays an injured person’s medical expenses is legally too remote to maintain an action against the person allegedly responsible for the injury.

As of December 31, 2016, two health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, Lorillard Tobacco, or all three, as discussed below after the discussion of the State Settlement Agreements. A limited number of claimants have filed suit against RJR Tobacco, one of its affiliates, and other tobacco industry defendants to recover funds for health care, medical and other assistance paid by foreign provincial governments in treating their citizens. For additional information on these cases, see “— International Cases” below.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

RAI’s operating subsidiaries expenses and payments under the State Settlement Agreements for 2014, 2015 and 2016 and the projected expenses and payments for 2017 and thereafter (in millions) are set forth below. (1)(2)

	2014	2015	2016	2017	2018 and thereafter
Settlement expenses	$1,917	$2,403	$2,727	—	—
Settlement cash payments	$1,985	$2,166	$3,042	—	—
Projected settlement expenses				$>3,000	$>3,000
Projected settlement cash payments				$>2,700	$>3,000

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

Post-remand proceedings are underway. On December 22, 2010, the district court dismissed B&W from the litigation. In November 2012, the trial court entered an order setting forth the text of the corrective statements and directed the parties to engage in discussions with the Special Master to implement them. After extensive mediation led the parties to an implementation agreement, the district court entered an implementation order on June 2, 2014. The defendants filed a consolidated appeal challenging both the content of the court-ordered statements and the requirement that those statements be published in redundant media. On May 22, 2015, the D.C. Circuit reversed the corrective statements order in part, affirmed in part, and remanded to the district court for further proceedings. On October 1, 2015, the district court ordered the parties to propose new corrective-statements preambles. On February 8, 2016, the district court entered an order adopting the government’s proposed corrective-statements preamble. The parties then mediated, per the district court’s order, changes to the implementation order necessitated by the new preamble. On April 19, 2016, the district court accepted the parties’ mediated agreement on implementation and entered a superseding consent order with respect to implementation. The superseding consent order stays implementation of the corrective statements until the exhaustion of appeals from the orders establishing the text of those statements and governing implementation details. On April 7, 2016, the defendants and the post-judgment parties regarding remedies noticed an appeal to the D.C. Circuit from the order adopting the government’s proposed corrective-statement preambles. On May 6, 2016, the defendants and post-judgment parties regarding remedies noticed an appeal to the D.C. Circuit from the superseding consent order. On June 7, 2016, the D.C. Circuit granted the unopposed motion of the defendants and the post-judgment parties regarding remedies to consolidate the two appeals. Briefing in the consolidated appeals concluded in late December 2016, and oral argument is scheduled for February 17, 2017. Additionally, RJR Tobacco appealed the district court’s May 28, 2015, order requiring RJR Tobacco to televise an additional set of corrective statements on behalf of B&W. On November 1, 2016, the D.C. Circuit upheld the order. In light of the corrective-statements implementation requirements, $20 million has been accrued for the estimated costs of the corrective communications and is included in the consolidated balance sheet as of December 31, 2016.

Native American Tribe Case.

As of December 31, 2016, one Native American tribe case was pending before a tribal court against RJR Tobacco, B&W and Lorillard Tobacco, Crow Creek Sioux Tribe v. American Tobacco Co. (Tribal Ct., Crow Creek Sioux, S.D., filed 1997). The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant.

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

•

Manitoba (Ct. of Queen’s Bench, Winnipeg Jud. Centre, filed 2012) - This claim is brought pursuant to Manitoba legislation that is substantially similar to the revised British Columbia statute described above. It seeks recovery of essentially the same types of damages sought in the British Columbia action based on analogous theories of liability. RJR Tobacco and its affiliate filed statements of defense in September 2014. Pre-trial discovery is ongoing.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

2007, and suffered, or currently suffer, from chronic obstructive pulmonary disease, heart disease, or cancer, after having smoked a minimum of 25,000 of defendants’ cigarettes, as well as restitution of profits, and reimbursement of government expenditure for health-care benefits allegedly caused by the use of tobacco products.

State Settlement Agreements—Enforcement and Validity; Adjustments

As of December 31, 2016, there were 28 cases concerning the enforcement, validity or interpretation of the State Settlement Agreements in which RJR Tobacco, B&W or Lorillard Tobacco is a party. This number includes those cases, discussed below, relating to disputed payments under the State Settlement Agreements.

In May 2006, the State of Florida filed a motion, in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida, to enforce the Florida settlement agreement, referred to as the Florida Settlement Agreement, for an accounting by Brown & Williamson Holdings, Inc., and for an Order of Contempt. The State asserted that B&W failed to report in its net operating profit on its shipments, cigarettes manufactured by B&W under contract for Star Tobacco or its parent, Star Scientific, Inc. The State is seeking approximately $12.4 million in additional payments under the Florida Settlement Agreement, as well as $17.0 million in interest payments. This matter is currently in the discovery phase.

On January 18, 2017, the State of Florida filed a motion to enjoin ITG as a defendant and to enforce the Florida Settlement Agreement.  The State’s motion seeks payment under the Florida Settlement Agreement with respect to the four brands (WINSTON, SALEM, KOOL and MAVERICK) that were sold to ITG in the Divestiture. Under the asset purchase agreement relating to the Divestiture (and related documents), ITG was to assume responsibility with respect to these brands.  Since the closing of the Divestiture and the transfer of these brands to it, ITG has not made settlement payments to the State with respect to these brands.  The State’s motion asserts that it “is presently owed more than $45 million and will continue to suffer annual losses of approximately $30 million absent the Court’s enforcement of the Settlement Agreement….” The State’s motion seeks, among other things, an order from the court declaring that RJR Tobacco and ITG are in breach of the Florida Settlement Agreement and are required, jointly and severally, to make annual payments to the State under the Florida Settlement Agreement with respect to the brands transferred to ITG in the Divestiture.

Also on January 18, 2017, Philip Morris USA, Inc. filed a motion to enforce the Florida Settlement Agreement.  Philip Morris USA, Inc.’s motion asserted that RJR Tobacco and ITG have breached the Florida Settlement Agreement by failing to comply with the obligations under the Florida Settlement Agreement with respect to the transferred brands.  Philip Morris USA, Inc.’s motion asserts that RJR Tobacco and ITG have “…deprived the State…of over $40 million in settlement payments and improperly shifted millions of the remaining settlement payment obligations from themselves to Philip Morris USA, Inc., amounts that will increase greatly going forward absent intervention by [the] Court.” Philip Morris USA, Inc.’s motion seeks various forms of relief to modify the settlement payment calculations to address the issues raised in its motion.

On January 27, 2017, RJR Tobacco filed a motion asserting that ITG failed to use its reasonable best efforts to join the Florida Settlement Agreement and breached the asset purchase agreement relating to the Divestiture.  Accordingly, RJR Tobacco filed a motion for leave to allow a supplemental pleading for breach by ITG of its obligations regarding joinder into the Florida Settlement Agreement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

•

Missouri dropped its challenge to the finding of non-diligence entered against it. However, the state court in Missouri entered an order that modified the judgment reduction method that had been adopted by the Arbitration Panel which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

reduced RJR Tobacco’s and Lorillard Tobacco’s recovery from this state by $21.4 million and $3.8 million, respectively. Upon appeal, in September 2015, the intermediate appellate court in Missouri reversed the trial court ruling. Missouri is appealing that ruling to the Missouri Supreme Court. The appeal is fully briefed, and oral argument on the appeal was held on November 8, 2016. A decision is pending.

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

•

New Mexico filed motions challenging the finding of non-diligence and seeking a modification of the judgment reduction method adopted by the Arbitration Panel. The New Mexico trial court denied the state’s motion to vacate the finding of non-diligence, but granted the state’s motion challenging the judgment reduction method that had been adopted by the Arbitration Panel, which reduced RJR Tobacco’s and Lorillard Tobacco’s recovery from this state by $5.6 million and $1 million, respectively. RJR Tobacco has appealed the court’s ruling on the judgment reduction method. The State did not appeal the trial court’s denial of its motion to vacate the finding on non-diligence.

As noted above, the effect from the four non-diligent states, Pennsylvania, Missouri, Maryland and New Mexico, no longer challenging the findings of non-diligence entered against them by the Arbitration Panel was that a certain portion of the potential recovery from these four states was probable and reasonably estimable. Consequently, $6 million and $93 million was recognized as a reduction of cost of products sold in RAI’s consolidated statement of income for the year ended December 31, 2016 and 2015, respectively. Therefore, RJR Tobacco now estimates that the maximum remaining amount of its claim and Lorillard Tobacco’s claim with respect to the 2003 NPM Adjustment claim is $27 million and $5 million, respectively, plus any applicable interest and earnings. Until such time as the various remaining state motions challenging the rulings of the Arbitration Panel have been resolved, including any necessary appeals, uncertainty exists as to the timing, process and amount of RJR Tobacco’s ultimate recovery with respect to its remaining share of the 2003 NPM Adjustment claim and, accordingly, no additional amounts for the remaining four non-diligent states have been recognized in RAI’s consolidated financial statements as of December 31, 2016.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

Due to the uncertainty over the final resolution of the 2004-2015 NPM Adjustment claims asserted by RJR Tobacco (including Lorillard Tobacco claims) and SFNTC, no assurances can be made related to the amounts, if any, that will be realized or any amounts (including interest) that will be owed, except as described below related to the partial settlement of certain NPM Adjustment claims.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

•

JTI also has sought indemnification relating to a Statement of Claim filed on April 23, 2010, in the Ontario Superior Court of Justice, London, against JTI Macdonald Corp., referred to as JTI-MC, by the Ontario Flue-Cured Tobacco Growers’ Marketing Board, referred to as the Board, Andy J. Jacko, Brian Baswick, Ron Kichler, and Aprad Dobrenty, proceeding on their own behalf and on behalf of a putative class of Ontario tobacco producers that sold tobacco to JTI-MC during the period between January 1, 1986 and December 31, 1996, referred to as the Class Period, through the Board pursuant to certain agreements. The Statement of Claim seeks recovery for damages allegedly incurred by the class representatives and the putative class for tobacco sales during the Class Period made at the contract price for duty free or export cigarettes with respect to cigarettes that, rather than being sold duty free or for export, purportedly were sold in Canada, which allegedly breached one or more of a series of contracts dated between June 4, 1986, and July 3, 1996. Appeals taken from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

an unsuccessful motion to dismiss the action as barred by the statute of limitations were ultimately denied on November 4, 2016. Certification proceedings are pending.
•

Finally, JTI has advised RJR and RJR Tobacco of its view that, under the terms of the 1999 Purchase Agreement, RJR and RJR Tobacco are liable for approximately $1.85 million related to a judgment entered in 1998, plus interest and costs, in an action filed in Brazil by Lutz Hanneman, a former employee of a former RJR Tobacco subsidiary. RJR and RJR Tobacco deny that they are liable for this judgment under the terms of the 1999 Purchase Agreement.

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

On April 29, 2014, the Second Circuit vacated and remanded in a decision concluding that (1) as pled, the RICO claims are within the scope of the RICO statute, and (2) the federal court has subject matter jurisdiction over the state-law claims. The defendants sought rehearing and rehearing en banc. On August 20, 2014, the Second Circuit denied panel rehearing and issued an amended opinion that, in addition to adhering to the earlier opinion, held that a civil RICO cause of action extends to extraterritorial injuries. The U.S. Supreme Court granted certiorari and, on June 20, 2016, reversed the Second Circuit’s decision and ordered the dismissal of the plaintiffs’ RICO damages claims, finding that RICO civil causes of action extend only to domestic injuries, which claims the plaintiffs had abandoned. The court also held that any private RICO claims for equitable relief must also rest on domestic injuries but reserved decision on whether the plaintiffs had alleged such claims. The court’s decision does not affect the plaintiffs’ common-law claims. After remand, the district court entered an order allowing the plaintiffs to file an amended complaint by October 24, 2016, which later was extended indefinitely. Once the amended complaint is filed, the parties have been directed to submit a joint briefing schedule for the defendants’ anticipated motion to dismiss. Further, the district court stayed discovery until ten days after entry of an order deciding the defendants’ anticipated motion to dismiss.

Fontem Patent Litigation. On April 4, 2016, a case was filed in federal court, Fontem Ventures B.V. and Fontem Holdings 1 B.V. v. R. J. Reynolds Vapor Company (U.S.D.C. C.D. Cal.), which alleges that VUSE products infringe four patents owned by Fontem purportedly directed to e-cigarettes. On May 3, 2016, Fontem filed a second complaint asserting that the VUSE products infringe two additional Fontem patents purportedly directed to e-cigarettes. On June 22, 2016, Fontem filed a third complaint asserting that the VUSE products infringe one additional Fontem patent purportedly directed to e-cigarettes. RJR Vapor filed an answer in the first case on June 27, 2016, and an amended answer on July 25, 2016. RJR Vapor also filed answers in the second and third cases on July 25, 2016. On June 29, 2016, RJR Vapor filed a motion to transfer the three cases to the Middle District of North Carolina, which was granted on August 8, 2016. The cases are now pending in the Middle District of North Carolina.

Also, RJR Vapor has filed petitions for inter partes review against six of the seven asserted patents. Two of the petitions have been granted, two denied, and the others are still pending decision.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

Smokeless Tobacco Litigation

In 1999, when the IPIC litigation was first filed, the named defendants included manufacturers of smokeless products, including Conwood Company, LLC (now known as American Snuff Company, LLC) and others. When the IPIC plaintiffs filed discovery responses in IPIC listing the products they used, 41 of them listed a smokeless product. Six of those 41 plaintiffs listed a brand owned by American Snuff (Levi Garrett). Seven listed a brand (Beechnut) once manufactured by Lorillard Tobacco (now manufactured by National Tobacco Company). On December 3, 2001, the IPIC court severed all smokeless claims and all smokeless defendants from IPIC. There was no order staying the case during IPIC. In the ensuing 15 years, the plaintiffs in the severed cases did nothing to pursue the cases. The plaintiffs now seek to activate various smokeless claims, including certain plaintiffs whose cases were dismissed in IPIC after severance of the smokeless claims and whose claims are not counted in the 41 claims described above. After a status conference on July 11, 2016, the court set a schedule for briefing the issue of whether the severed claims should be dismissed because of the prolonged inaction in the case.  On January 25, 2017, the trial court denied the defendants’ motion to dismiss those claims as abandoned.  The plaintiffs are now free to move forward with their claims.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

A non-jury trial was held in January and February 2010. On February 25, 2013, the district court dismissed the case with prejudice, finding that a hypothetical prudent fiduciary could have made the same decision and thus the plan’s loss was not caused by the procedural prudence which the court found to have existed. On August 4, 2014, the Fourth Circuit Court of Appeals, referred to as Fourth Circuit, reversed, holding that the district court applied the wrong standard when it held that the defendants did not cause any loss to the plan, determined the test was whether a hypothetical prudent fiduciary would have made the same decision and remanded the case back to the district court to apply the “would have standard.” On February 18, 2016, the district court dismissed the case with prejudice, finding that the defendants have shown by a preponderance of the evidence that a fiduciary acting with prudence would have divested the NGH and Nabisco Funds at the time and in the manner that the defendants did. On March 17, 2016, the plaintiff appealed arguing that the district court erred in finding that a hypothetical prudent fiduciary would have divested the NGH and Nabisco Funds at the same time and in the same manner as RJR.  Briefing before the Fourth Circuit is complete.  Oral argument occurred on January 25, 2017. A decision is pending.

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

Shareholder Case

RAI, the members of the RAI board of directors and BAT have been named as defendants in a putative class-action lawsuit captioned Corwin v. British American Tobacco PLC, et al., brought in North Carolina state court, referred to as the North Carolina Action, by a person identifying himself as a shareholder of RAI. The North Carolina Action was initiated on August 8, 2014, and an amended complaint was filed on November 7, 2014. The amended complaint generally alleges, among other things, that the members of the RAI board of directors breached their fiduciary duties to RAI shareholders by approving the BAT Share Purchase and the sharing of technology with BAT, as well as that there were various conflicts of interest in the transaction. More specifically, the amended complaint alleges that (1) RAI aided and abetted the alleged breaches of fiduciary duties by its board of directors and (2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

BAT was a controlling shareholder of RAI and, as a consequence, owed other RAI shareholders fiduciary duties in connection with the BAT Share Purchase. The North Carolina Action seeks injunctive relief, damages and reimbursement of costs, among other remedies. On January 2, 2015, the plaintiff in the North Carolina Action filed a motion for a preliminary injunction seeking to enjoin temporarily the RAI shareholder meeting and votes scheduled for January 28, 2015. RAI and the RAI board of directors timely opposed that motion prior to a hearing that was scheduled to occur on January 16, 2015.

RAI believed that the North Carolina Action was without merit and that no further disclosure was necessary to supplement the Joint Proxy Statement/Prospectus under applicable laws. However, to eliminate certain burdens, expenses and uncertainties, on January 17, 2015, RAI and the director defendants in the North Carolina Action entered into the North Carolina Memorandum of Understanding regarding the settlement of the disclosure claims asserted in that lawsuit. The North Carolina Memorandum of Understanding outlines the terms of the parties’ agreement in principle to settle and release the disclosure claims which were or could have been asserted in the North Carolina Action. In consideration of the partial settlement and release, RAI agreed to make certain supplemental disclosures to the Joint Proxy Statement/Prospectus, which it did on January 20, 2015. On August 4, 2015, the trial court granted the defendants’ motions to dismiss all of the remaining non-disclosure claims. The plaintiff appealed. On February 17, 2016, the trial court approved the partial settlement, including the plaintiff’s unopposed request for $415,000 in attorneys’ fees and costs. The partial settlement did not affect the consideration paid to Lorillard shareholders in connection with the Lorillard Merger. On December 20, 2016, the North Carolina Court of Appeals affirmed the trial court’s dismissal of the claims against RAI and RAI’s Board of Directors on the grounds that the plaintiff could not state a direct claim against RAI’s Board of Directors for breach of fiduciary duties.  The Court of Appeals reversed the dismissal of the claims against BAT. On January 4, 2017, BAT filed a motion for rehearing en banc of the Court of Appeals’ opinion, which was denied on February 2, 2017.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

Loews Indemnity. In 2008, Loews Corporation, referred to as Loews, entered into an agreement with Lorillard, Lorillard Tobacco, and certain of their affiliates, which agreement is referred to as the Separation Agreement. In the Separation Agreement, Lorillard agreed to indemnify Loews and its officers, directors, employees and agents against all costs and expenses arising out of third party claims (including, without limitation, attorneys’ fees, interest, penalties and costs of investigation or preparation of defense), judgments, fines, losses, claims, damages, liabilities, taxes, demands, assessments, and amounts paid in settlement based on, arising out of or resulting from, among other things, Loews’s ownership of or the operation of Lorillard and its assets and properties, and its operation or conduct of its businesses at any time prior to or following the separation of Lorillard and Loews (including with respect to any product liability claims). Loews is a defendant in three pending product liability actions, each of which is a putative class action. Pursuant to the Separation Agreement, Lorillard is required to indemnify Loews for the amount of any losses and any legal or other fees with respect to such cases. Following the closing of the Lorillard Merger, RJR Tobacco assumed Lorillard’s obligations under the Separation Agreement as was required under the Separation Agreement.

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

Lease Commitments

RAI has operating lease agreements that are primarily for automobiles, office space, warehouse space and equipment. The majority of these leases expire within the next five years and some contain renewal or purchase options and escalation clauses or restrictions to subleases. Total rent expense was $27 million, $26 million and $25 million for 2016, 2015 and 2014, respectively.

Future minimum lease payments as of December 31, 2016 (in millions) were as follows:

Noncancellable Operating Leases
2017	$20
2018	3
2019	2
2020	1
2021	1
Total	$27

Note 14 — Shareholders’ Equity

RAI’s authorized capital stock at December 31, 2016 and 2015, consisted of 100 million shares of preferred stock, par value $.01 per share, and 3.2 billion shares of common stock, par value $.0001 per share. Four million shares of the preferred stock are designated as Series A Junior Participating Preferred Stock, none of which is issued or outstanding. The Series A Junior Participating Preferred Stock will rank junior as to dividends and upon liquidation to all other series of RAI preferred stock, unless specified otherwise. Also, of the preferred stock, one million shares are designated as Series B Preferred Stock, all of which are issued and outstanding. The Series B Preferred Stock ranks senior upon liquidation, but not with respect to dividends, to all other series of RAI capital stock, unless specified otherwise. As a part of the B&W business combination, RJR is the holder of the outstanding Series B

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Preferred Stock. In each of 2016, 2015 and 2014, RAI declared $43 million in dividends to RJR with respect to the Series B Preferred Stock.

RAI’s board of directors declared the following quarterly cash dividends per share of RAI common stock in 2016, 2015 and 2014:

	2016	2015	2014
First	$0.42	$0.335	$0.335
Second	0.42	0.335	0.335
Third	0.46	0.360	0.335
Fourth	0.46	0.360	0.335

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss, net of tax, were as follows:

	Retirement Benefits	Long-Term Investments	Hedging Instruments	Cumulative Translation Adjustment and Other	Total
Balance at December 31, 2014	$(294)	$(14)	$(12)	$(44)	$(364)
Other comprehensive income before reclassifications	(78)	—	—	(25)	(103)
Amounts reclassified from accumulated other comprehensive income (loss)	128	—	1	—	129
Net current-period other comprehensive income	50	—	1	(25)	26
Balance at December 31, 2015	(244)	(14)	(11)	(69)	(338)
Other comprehensive income before reclassifications	(18)	—	—	(17)	(35)
Amounts reclassified from accumulated other comprehensive income (loss)	7	14	11	27	59
Net current-period other comprehensive income	(11)	14	11	10	24
Balance at December 31, 2016	$(255)	$—	$—	$(59)	$(314)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the consolidated statements of income for the years ended December 31, 2016, 2015 and 2014, were as follows:

	Amounts Reclassified
Components	2016	2015	2014	Affected Line Item
Retirement benefits:
Amortization of prior service cost	$(20)	$(20)	$(21)	Cost of products sold
Amortization of prior service cost	(19)	(19)	(18)	Selling, general and administrative expenses
Settlement cost	2	—	—	Selling, general and administrative expenses
MTM adjustment	21	120	205	Cost of products sold
MTM adjustment	24	126	247	Selling, general and administrative expenses
	8	207	413	Operating income
Deferred taxes	(1)	(79)	(162)	Provision for income taxes
Net of tax	7	128	251	Net income
Long-term investments:
Realized loss, net on long-term investments	24	—	—	Other (income) expense, net
Deferred taxes	(10)	—	—	Provision for income taxes
Net of tax	14	—	—	Net income
Hedging instruments:
Forward starting interest rate contracts	16	—	—	Other (income) expense, net
Amortization of realized loss	1	2	2	Interest and debt expense
	17	2	2	Income from continuing operations before income taxes
Deferred taxes	(6)	(1)	(1)	Provision for income taxes
Net of tax	11	1	1	Net income
Cumulative translation adjustment and other:
Derecognition of cumulative translation adjustment	27	—	—	Gain on divestitures
Total reclassifications	$59	$129	$252	Net income

Share Repurchases and Other

In November 2011, RAI, B&W and BAT entered into Amendment No. 3 to the governance agreement dated as of July 30, 2004, as amended, referred to as the Governance Agreement, pursuant to which RAI has agreed that, so long as the beneficial ownership interest of BAT and its subsidiaries in RAI has not dropped below 25%, if RAI issues shares of its common stock or any other RAI equity security to certain designated persons, including its directors, officers or employees, then RAI will repurchase a number of shares of outstanding RAI common stock so that the number of outstanding shares of RAI common stock are not increased, and the beneficial ownership interest of BAT and its subsidiaries in RAI is not decreased, by such issuance after taking into account such repurchase. During 2016, RAI repurchased and cancelled 1,817,846 shares of RAI common stock for $93 million in accordance with the Governance Agreement.

Restricted stock units granted in March 2013, May 2015, September 2014 and January 2016 under the Amended and Restated Omnibus Incentive Compensation Plan, referred to as the Omnibus Plan, vested in March 2016, May 2016, September 2016 and December 2016, respectively, and were settled with the issuance of 2,938,567 shares of RAI common stock. In addition, during the year ended December 31, 2016, at a cost of $58 million, RAI purchased 1,146,978 shares of RAI common stock that were forfeited and cancelled with respect to tax liabilities associated with restricted stock units vesting under the Omnibus Plan.

On July 25, 2016, the board of directors of RAI authorized the repurchase, from time to time, on or before December 31, 2018, of up to $2 billion of outstanding shares of RAI common stock in open-market or privately negotiated transactions, referred to as the Share Repurchase Program. The purchases are subject to prevailing market and business conditions, and the program may be terminated or suspended at any time. In connection with the Share Repurchase Program, B&W and Louisville Securities Limited, referred to as LSL, wholly owned subsidiaries of BAT, entered into an agreement, referred to as the Share Repurchase Agreement, with RAI, pursuant to which BAT and its subsidiaries will participate in the Share Repurchase Program on a basis approximately proportionate with BAT and its subsidiaries’ ownership of RAI’s common stock. During 2016, RAI repurchased 1,565,698 shares of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

RAI common stock for $75 million in accordance with the Share Repurchase Program. The Merger Agreement places restrictions on  RAI’s ability to repurchase its common stock. As a result, RAI does not expect to make repurchases under the Share Repurchase Program while the Merger Agreement is in effect.

Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased were cancelled at the time of repurchase.

Changes in RAI common stock outstanding were as follows:

	2016	2015	2014
Shares outstanding at beginning of year	1,427,341,341	1,062,567,026	1,076,106,048
Omnibus Plan tax shares repurchased and cancelled	(1,146,978)	(1,111,835)	(1,108,084)
Omnibus Plan shares issued from vesting of restricted stock units	2,938,567	2,870,927	2,936,588
Issuance of additional shares as Lorillard Merger Consideration	—	209,413,694	—
Issuance of additional shares for BAT Share Purchase	—	155,360,518	—
Shares repurchased and cancelled	(3,383,544)	(1,822,197)	(15,431,526)
Equity incentive award plan shares issued	75,569	63,208	64,000
Shares outstanding at end of year	1,425,824,955	1,427,341,341	1,062,567,026

Note 15 — Stock Plans

As of December 31, 2016, RAI had two stock plans, the Equity Incentive Award Plan for Directors of RAI, referred to as the EIAP, and the Omnibus Plan.

Under the EIAP, RAI currently provides grants of deferred stock units to eligible directors on a quarterly and annual basis, with the annual grant being made generally on the date of RAI’s annual shareholders’ meeting. Prior to September 13, 2012, upon election to RAI’s board of directors, an eligible director received an initial grant of 3,500 deferred stock units under the EIAP. After September 13, 2012, grants are no longer made to directors upon their initial election to the board of directors, but eligible directors initially elected to RAI’s board of directors after such date on a date other than the annual meeting date, and who, therefore, are not eligible to receive the annual stock award for such year, now receive a pro rata portion of the annual award upon election. Directors may elect to receive shares of common stock in lieu of their initial and annual grants of deferred stock units. A maximum of 4,000,000 shares, subject to anti-dilution adjustments, of common stock may be issued under this plan, of which 1,904,424 shares were available for grant as of December 31, 2016. Deferred stock units granted under the EIAP have a value equal to, and bear dividend equivalents at the same rate as, one share of RAI common stock, and have no voting rights. The dividends are paid as additional units in an amount equal to the number of shares of RAI common stock that could be purchased with the dividends on the date of payment. Generally, distribution of a director’s deferred stock units will be made on January 2 following his or her last year of service on the board; however, for all grants made under the EIAP after December 31, 2007, a director may elect to receive his or her deferred stock units on the later of January 2 of a specified year or January 2 following his or her last year of service on the board. At the election of a director, distribution may be made in one lump sum or in up to ten annual installments. A director is paid in cash for the units granted quarterly and in common stock for the units granted initially and annually, unless the director elects to receive cash for the initial and annual grants. Cash payments are based on the average closing price of RAI common stock during December of the year preceding payment. Compensation expense related to the EIAP was $14 million, $15 million and $10 million during 2016, 2015 and 2014, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Information regarding restricted stock unit awards outstanding as of December 31, 2016, under the Omnibus Plan was as follows:

Grant Year	Number of Shares Granted	Grant Price Per Share	Vesting Date	Number of Shares Cancelled and Vested	Cumulative Dividends Per Share	Ending Date of Performance Period
Three-year grants
2014	2,098,696	$26.645	March 3, 2017	504,776	$4.02	December 31, 2016
2014	51,814	$29.365	March 3, 2017	—	$3.02	December 31, 2016
2015	1,386,180	$37.940	March 2, 2018	169,217	$4.02	December 31, 2017
2015	17,196	$36.300	March 2, 2018	—	$4.02	December 31, 2017
2016	1,071,544	$50.490	March 1, 2019	83,454	$5.04	December 31, 2018
2016	4,898	$50.130	March 1, 2019	—	$4.62	December 31, 2018
2016	1,727	$51.030	March 1, 2019	—	$4.20	December 31, 2018
2016	4,581	$50.550	March 1, 2019	—	$4.20	December 31, 2018
2016	21,249	$55.100	March 1, 2019	—	$3.78	December 31, 2018
2016	1,366	$56.040	March 1, 2019	—	$3.36	December 31, 2018
One-year grant
2016	164,841	$56.040	May 1, 2017	—	$1.68	April 30, 2017
Other grants
2014	74,266	$29.365	September 30, 2018	—	N/A	N/A
2016	23,605	$46.930	December 15, 2017	—	N/A	N/A
2016	16,094	$46.930	December 15, 2018	—	N/A	N/A
2016	10,551	$55.100	December 15, 2017	—	N/A	N/A
2016	10,550	$55.100	December 15, 2018	—	N/A	N/A

Three-Year Grants and Other Grants

The grant date fair value was based on the per share closing price of RAI common stock on the date of grant. The actual number of shares granted is fixed. As an equity-based grant, compensation expense includes the vesting period lapsed. There were no shares issued during 2016 with respect to awards outstanding as of December 31, 2016. All outstanding grants will be settled exclusively in RAI common stock.

Upon settlement, each grantee of the three-year grants will receive a number of shares of RAI’s common stock equal to the product of the number of vested units and a percentage up to 150% based on the average RAI annual incentive award plan score over the three-year period ending on December 31 of the year prior to the vesting date. The other grants do not contain a performance measure.

One-Year Grant

The actual number of shares granted is fixed. As an equity-based grant, compensation expense will take into account the vesting period lapsed and will be calculated based on the per share closing price of RAI common stock as of the end of each quarter, which was $56.04 as of December 31, 2016. There were no shares issued during 2016 with respect to awards outstanding as of December 31, 2016. All outstanding grants will be settled exclusively in RAI common stock.

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

Restricted Stock Unit Dividends

Dividends paid on shares of RAI common stock will accumulate on the restricted stock units and be paid to the grantee on the vesting date. If RAI fails to pay its shareholders cumulative dividends of at least the amounts shown above, then each award will be reduced by an amount equal to three times the percentage of the dividend underpayment, up to a maximum reduction of 50%. Dividends are accrued on the grants and included in other current liabilities, based on the vesting date of less than one year, and in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

other noncurrent liabilities, based on the vesting date of greater than one year, in the consolidated balance sheets as of December 31, 2016 and 2015.

The changes in the number of RAI restricted stock units during 2016 were as follows:

	Number of Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year	5,147,400	$28.42
Granted	1,354,611	51.15
Forfeited	(224,490)	39.21
Vested	(2,075,810)	25.11
Outstanding at end of year	4,201,711	36.81

Total compensation expense related to stock-based compensation and the related tax benefits recognized in selling, general and administrative expenses in the consolidated statements of income as of December 31, were as follows:

Grant/Type	2016	2015	2014
2011 restricted stock units	$—	$—	$3
2012 restricted stock units	—	3	14
2013 restricted stock units	3	20	15
2014 restricted stock units	20	32	24
2015 restricted stock units	30	24	—
2016 restricted stock units	24	—	—
Total compensation expense	$77	$79	$56
Total related tax benefits	$27	$28	$20

The amounts related to the unvested Omnibus Plan restricted stock unit grants included in the consolidated balance sheets as of December 31, were as follows:

	2016	2015
Other current liabilities	$10	$10
Other noncurrent liabilities	7	8
Paid-in capital	111	110

As of December 31, 2016, there were $63 million of unrecognized compensation costs related to restricted stock units, calculated at the grant-date price, which are expected to be recognized over a weighted-average period of 1.7 years. The excess tax benefits related to stock-based compensation were $28 million, $17 million and $12 million in 2016, 2015 and 2014, respectively.

There are no outstanding options under the EIAP or the Omnibus Plan, and as a result there was no share option activity during 2016 and 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Equity compensation plan information as of December 31, 2016, was as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity Compensation Plans Approved by Security Holders	6,317,451	(2)	$—	62,307,352
Equity Compensation Plans Not Approved by Security Holders (1)	—		—	1,904,424
Total	6,317,451	(2)	—	64,211,776

(1)	The EIAP was approved by RJR’s sole shareholder, Nabisco Group Holdings Corp., prior to RJR’s spin-off on June 15, 1999.
(2)	Consists of restricted stock units. These restricted stock units represent the maximum number of shares to be awarded under the best-case targets, and accordingly, may overstate expected dilution.

Note 16 — Retirement Benefits

Pension and Postretirement Benefit Plans

RAI sponsors a number of non-contributory defined benefit pension plans covering certain employees of RAI and its subsidiaries. RAI and a subsidiary provide health and life insurance benefits for certain retired employees of RAI and its subsidiaries and their dependents. These benefits are generally no longer provided to employees hired on or after January 1, 2004.

The changes in benefit obligations and plan assets, as well as the funded status of these plans at December 31 were as follows:

	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
Change in benefit obligations:
Obligations at beginning of year	$6,738	$6,389	$1,210	$1,251
Service cost	16	26	2	2
Interest cost	295	275	49	50
Actuarial (gain) loss	95	(270)	(12)	(120)
Merger	—	756	—	111
Benefits paid	(434)	(431)	(87)	(84)
Settlements	(36)	(7)	—	—
Obligations at end of year	$6,674	$6,738	$1,162	$1,210
Change in plan assets:
Fair value of plan assets at beginning of year	$5,351	$5,309	$241	$259
Actual return on plan assets	432	(131)	10	(1)
Employer contributions	335	18	66	67
Merger	—	593	—	—
Benefits paid	(434)	(431)	(87)	(84)
Settlements	(36)	(7)	—	—
Fair value of plan assets at end of year	$5,648	$5,351	$230	$241
Funded status	$(1,026)	$(1,387)	$(932)	$(969)

For the pension benefit plans, the benefit obligation is the projected benefit obligation. For the postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

As of December 31, 2016, the improvement in pension benefits funded status is primarily due to employer contributions, updated mortality and other assumptions and higher return on plan assets partially offset by the decrease in the discount rate.

As of December 31, 2016, the improvement in postretirement benefits funded status is primarily due to updated mortality and health-care claims assumptions offset by the decrease in the discount rate.

As of December 31, 2015, the decline in pension benefits funded status is primarily a result of the acquired plans from the Lorillard Merger, lower return on plan assets, and updated assumptions offset by the increase in the discount rate.

As of December 31, 2015, the improvement in postretirement benefits funded status is primarily a result of the increase in the discount rate and updated assumptions offset by the acquired plans from the Lorillard Merger.

The changes in net actuarial (gain) loss impacted the funded status as follows:

	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
Net actuarial (gain) loss:
Change in discount rate	$266	$(287)	$38	$(37)
Change in mortality table	(101)	(128)	(14)	(21)
Actual return on plan assets	(432)	131	(10)	1
Expected return on plan assets	372	373	12	12
Other	(69)	145	(37)	(62)
Net actuarial (gain) loss	$36	$234	$(11)	$(107)

	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit — other current liabilities	$(11)	$(10)	$(78)	$(81)
Accrued benefit — long-term retirement benefits	(1,015)	(1,377)	(854)	(888)
Net amount recognized	(1,026)	(1,387)	(932)	(969)
Accumulated other comprehensive loss	616	636	(146)	(183)
Net amounts recognized in the consolidated balance sheets	$(410)	$(751)	$(1,078)	$(1,152)

Amounts included in accumulated other comprehensive loss were as follows as of December 31:

	2016			2015
	Pension Benefits	Postretirement Benefits	Total	Pension Benefits	Postretirement Benefits	Total
Prior service cost (credit)	$7	$(95)	$(88)	$10	$(137)	$(127)
Net actuarial (gain) loss	609	(51)	558	626	(46)	580
Deferred income taxes	(256)	41	(215)	(262)	53	(209)
Accumulated other comprehensive loss	$360	$(105)	$255	$374	$(130)	$244

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Changes in accumulated other comprehensive loss were as follows:

	2016			2015
	Pension Benefits	Postretirement Benefits	Total	Pension Benefits	Postretirement Benefits	Total
Net actuarial (gain) loss	$36	$(11)	$25	$234	$(107)	$127
Amortization of prior service cost (credit)	(3)	42	39	(3)	42	39
Prior service cost (credit)	—	—	—	—	(1)	(1)
Settlement cost	(2)	—	(2)	(1)	—	(1)
MTM adjustment	(51)	6	(45)	(246)	—	(246)
Deferred income tax (benefit) expense	6	(12)	(6)	6	26	32
Change in accumulated other comprehensive loss	$(14)	$25	$11	$(10)	$(40)	$(50)

The pension MTM adjustment expense in 2016 is primarily a result of a decrease in the discount rate and was partially offset by pension asset return gains of $432 million versus an expected return of $372 million and updated mortality and other assumptions. The postretirement MTM adjustment gain in 2016 is primarily a result of updated mortality and health-care claims assumptions and was partially offset by a decrease in the discount rate.

The MTM adjustment expense in 2015 is primarily a result of pension asset return losses of $131 million versus an expected return of $373 million and was partially offset by an increase in the discount rate.

In March 2010, the Patient Protection Affordable Care Act, referred to as the PPACA, as amended by the Health Care and Reconciliation Act of 2010, was signed into law. The PPACA mandates health-care reforms with staggered effective dates from 2010 to 2018. The additional postretirement liability resulting from the material impacts of the PPACA have been included in the accumulated postretirement benefit obligation at December 31, 2016 and 2015. Given the complexity of the PPACA and the extended time period in which implementation is expected to occur, further adjustments to the accumulated postretirement benefit obligation may be necessary in the future.

	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	4.16%	4.54%	4.12%	4.47%
Rate of compensation increase	4.00%	4.00%	—	—

The measurement date used for all plans was December 31.

Pension plans experiencing accumulated benefit obligations, which represent benefits earned to date, in excess of plan assets are summarized below:

	December 31,
	2016	2015
Projected benefit obligation	$6,674	$6,738
Accumulated benefit obligation	6,625	6,684
Plan assets	5,648	5,351

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The components of the total benefit cost (income) and assumptions are set forth below:

	Pension Benefits			Postretirement Benefits
	2016	2015	2014	2016	2015	2014
Service cost	$16	$26	$21	2	2	$2
Interest cost	295	275	266	49	50	53
Expected return on plan assets	(372)	(373)	(360)	(12)	(12)	(12)
Amortization of prior service cost (credit)	3	3	3	(42)	(42)	(42)
Settlements	2	1	—	—	—	—
MTM adjustment	51	246	420	(6)	—	32
Total benefit cost (income)	$(5)	$178	$350	$(9)	$(2)	$33

The estimated amortization of prior service cost for the pension plans is expected to be $3 million during 2017. The estimated amortization of prior service credit for the postretirement plans is expected to be $36 million during 2017.

	Pension Benefits			Postretirement Benefits
	2016	2015 (1)	2014	2016	2015 (1)	2014
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	4.54%	4.14%	4.92%	4.47%	4.12%	4.87%
Expected long-term return on plan assets	6.82%	6.83%	7.13%	4.60%	4.85%	4.85%
Rate of compensation increase	4.00%	4.00%	4.00%	—	—	—

(1)	Determined as of the beginning of year and adjusted for the Lorillard Merger in 2015.

Additional information relating to RAI’s significant postretirement plans is as follows:

	2016	2015
Weighted-average health-care cost trend rate assumed for the following year	7.00%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2025	2020

Assumed health-care cost trend rates have a significant effect on the amounts reported for the health-care plans. A one-percentage-point change in assumed health-care cost trend rates would have had the following effects at December 31, 2016:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components	$2	$(2)
Effect on benefit obligation	58	(49)

During 2017, RAI expects to contribute $111 million to its pension plans and $78 million to its postretirement plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Estimated future benefit payments:

		Postretirement Benefits
Year	Pension Benefits	Gross Projected Benefit Payments Before Medicare Part D Subsidies	Expected Medicare Part D Subsidies	Net Projected Benefit Payments After Medicare Part D Subsidies
2017	$447	$105	$(2)	$103
2018	443	90	(2)	88
2019	439	87	(2)	85
2020	436	85	(2)	83
2021	431	83	(2)	81
2022-2026	2,082	386	(11)	375

Pension and Postretirement Assets

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

Plan assets are invested using active investment strategies and multiple investment management firms. Managers within each asset class cover a range of investment styles and approaches and are combined in a way that controls for capitalization, style bias, and interest rate exposures, while focusing primarily on security selection as a means to add value. Risk is controlled through diversification among asset classes, managers, investment styles and securities. Risk is further controlled both at the manager and asset class level by assigning excess return and tracking error targets against related benchmark indices. Investment manager performance is evaluated against these targets.

RAI employs a risk mitigation strategy, which seeks to balance pension plan returns with a reasonable level of funded status volatility. Based on this framework, the asset allocation has two primary components. The first component is the “hedging portfolio,” which uses extended duration fixed income holdings and derivatives to match a portion of the interest rate risk associated with the benefit obligations, thereby reducing expected funded status volatility. The second component is the “return seeking portfolio,” which is designed to enhance portfolio returns. The return seeking portfolio is broadly diversified across asset classes.

Allowable investment types include domestic equity, international equity, global equity, emerging market equity, fixed income, real assets, private equity, absolute return and commodities. The range of allowable investment types utilized for pension assets provides enhanced returns and more widely diversifies the plan. Domestic equities are composed of common stocks of large, medium and small companies. International equities include equity securities issued by companies domiciled outside the United States and in depository receipts, which represent ownership of securities of non-U.S. companies. Global equities include a combination of both domestic and international equities. Emerging market equities are comprised of stocks that are domiciled in less developed, fast growing countries. Fixed income includes corporate debt obligations, fixed income securities issued or guaranteed by the U.S. government, and to a lesser extent by non-U.S. governments, mortgage backed securities, high yield securities, asset backed securities, municipal bonds and dollar-denominated obligations issued in the United States by non-U.S. banks and corporations. Real assets consist of publicly traded real estate investment trust securities, private real estate investments and private energy investments. Private equity consists of the unregistered securities of private and public companies. Absolute return investments are diversified portfolios utilizing multiple strategies that invest primarily in public securities, including equities and fixed income. Commodities utilize futures contracts to invest in a variety of energy, metal and agricultural goods.

For pension assets, futures and forward contracts are used for portfolio rebalancing and to approach fully invested portfolio positions. Otherwise, a small number of investment managers employ limited use of derivatives, including futures contracts, options on futures, forward contracts and interest rate swaps in place of direct investment in securities to gain efficient exposure to markets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

RAI’s pension and postretirement plans asset allocations at December 31, 2016 and 2015, by asset category were as follows:

	Pension Plans
	2016 Target (1)	2016	2015 Target (1)	2015
Asset Category:
Domestic equities	10%	12%	10%	10%
International equities	8%	8%	8%	7%
Global equities	9%	12%	9%	11%
Emerging market equities	3%	2%	3%	2%
Fixed income	53%	53%	53%	53%
Absolute return	6%	7%	6%	8%
Private equity	2%	2%	2%	2%
Real assets	5%	4%	5%	5%
Commodities	4%	—	4%	2%
Total	100%	100%	100%	100%

	Postretirement Plans
	2016 Target (1)	2016	2015 Target (1)	2015
Asset Category:
Domestic equities	21%	22%	21%	20%
International equities	21%	20%	21%	21%
Fixed income	55%	51%	55%	54%
Cash and other	3%	7%	3%	5%
Total	100%	100%	100%	100%

(1)	Allows for a rebalancing range of up to 5 percentage points around target asset allocations.

RAI’s pension and postretirement plan assets, excluding uninvested cash and unsettled trades, carried at fair value on a recurring basis as of December 31, 2016 and 2015, were as follows (1):

	2016				2015
Pension Plans	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Category:
Domestic equities	$457	$—	$—	$457	$410	$—	$—	$410
Global equities	635	—	—	635	585	—	—	585
International equities	137	—	—	137	144	—	—	144
Real assets	23	—	—	23	21	—	—	21
Agency bonds	—	29	—	29	—	18	—	18
Asset backed securities	—	52	1	53	—	90	3	93
Corporate bonds	—	1,797	1	1,798	—	1,718	1	1,719
Government bonds	—	78	—	78	—	91	—	91
High yield fixed income	—	20	—	20	—	19	—	19
Mortgage backed securities	—	75	—	75	—	41	—	41
Municipal bonds	—	201	—	201	—	201	—	201
Treasuries	—	554	—	554	—	550	—	550
Cash equivalents and other	28	332	2	362	33	90	2	125
Total investments in the fair value hierarchy	$1,280	$3,138	$4	4,422	$1,193	$2,818	$6	4,017
Investments measured at net asset value (2)				1,250				1,282
Total				$5,672				$5,299

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

	2016				2015
Postretirement Plans	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Category:
Short-term bonds	$8	$—	$—	$8	$13	$—	$—	$13
Cash equivalents and other	—	7	—	7	—	6	—	6
Total investments in the fair value hierarchy	$8	$7	$—	15	$13	$6	$—	19
Investments measured at net asset value (2)				205				216
Total				$220				$235

(1)	See note 1 for additional information on the fair value hierarchy.
(2)	Prior-year amounts were reclassified in accordance with the adoption of ASU 2015-07.

For the years ended December 31, 2016 and 2015, there were no transfers among the fair value hierarchy levels.

At December 31, 2016 and 2015, the fair value of pension and postretirement assets classified as Level 1 was determined using a combination of third party pricing services for certain domestic equities, global equities, international equities, real assets and cash equivalents and other.

At December 31, 2016 and 2015, the fair value of pension and postretirement assets classified as Level 2 was determined using a combination of third party pricing services for certain agency bonds, asset backed securities, corporate bonds, government bonds, high yield fixed income, mortgage backed securities, municipal bonds, treasuries and cash equivalents and other.

The fair value of assets classified as asset backed securities, corporate bonds and other, classified as Level 3, was determined primarily using an income approach that utilized cash flow models and benchmarking strategies. This approach utilized inputs, including market-based interest rate curves, corporate credit spreads and corporate ratings. Additionally, unobservable factors incorporated into these models included default probability assumptions, potential recovery, discount rates and other entity specific factors.

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

Transfers of pension and postretirement plan assets in and out of Level 3 during 2016, by asset category were as follows (1):

	Balance as of January 1, 2016	Purchases, Sales, Issuances and Settlements (net)	Realized Gains (Losses)	Unrealized Gains (Losses)	Transferred From Other Levels	Balance as of December 31, 2016
Asset backed securities	$3	$—	$—	$(2)	$—	$1
Corporate bonds	1	—	—	—	—	1
Other	2	—	(28)	28	—	2
Total	$6	$—	$(28)	$26	$—	$4

Transfers of pension and postretirement plan assets in and out of Level 3 during 2015, by asset category were as follows (1):

	Balance as of January 1, 2015	Purchases, Sales, Issuances and Settlements (net)	Realized Gains (Losses)	Unrealized Gains (Losses)	Transferred From Other Levels	Balance as of December 31, 2015
Asset backed securities	$3	$—	$—	$—	$—	$3
Corporate bonds	2	(1)	—	—	—	1
Other	2	—	—	—	—	2
Total	$7	$(1)	$—	$—	$—	$6

(1)	See note 1 for additional information on the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Defined Contribution Plans

RAI sponsors qualified defined contribution plans. The expense related to these plans was $41 million in 2016, $40 million in 2015 and $37 million in 2014. Included in the plans is a non-leveraged employee stock ownership plan, which holds shares of the Reynolds Stock Fund. Participants can elect to contribute to the fund. Dividends paid on shares are reflected as a reduction of equity. All shares are considered outstanding for earnings per share computations.

Note 17 — Segment Information

RAI’s reportable operating segments are RJR Tobacco, Santa Fe and American Snuff. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The Santa Fe segment consists of the primary operations of SFNTC. The American Snuff segment consists of the primary operations of American Snuff Co. Included in All Other, among other RAI subsidiaries, are RJR Vapor, Niconovum USA, Inc., Niconovum AB, and until their sale on January 13, 2016, SFRTI and various foreign subsidiaries affiliated with SFRTI. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.

RAI’s largest reportable operating segment, RJR Tobacco, is the second largest tobacco company in the United States. Its brands include three of the top four best-selling cigarettes in the United States: NEWPORT, CAMEL and PALL MALL. These brands, and its other brands, including DORAL, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. As part of its total tobacco strategy, RJR Tobacco also offers a smoke-free tobacco product, CAMEL Snus. RJR Tobacco manages contract manufacturing of cigarette and tobacco products through arrangements with BAT affiliates, and manages the export of tobacco products to U.S. territories, U.S. duty-free shops and U.S. overseas military bases. RJR Tobacco also manages the super-premium cigarettes, DUNHILL and STATE EXPRESS 555, which are licensed from BAT. For additional information regarding related parties, see note 18.

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

SFRTI and various foreign subsidiaries affiliated with SFRTI distributed the NATURAL AMERICAN SPIRIT brand outside the United States. On January 13, 2016, RAI, through the Sellers, completed the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with the international companies that distributed and marketed the brand outside the United States to JTI Holding, in an all-cash transaction of approximately $5 billion and recognized a pre-tax gain of approximately $4.9 billion. See note 3 for additional information.

Intersegment revenues and items below the operating income line of the consolidated statements of income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by RAI’s chief operating decision maker. Additionally, information about total assets by segment is not reviewed by RAI’s chief operating decision maker and therefore is not disclosed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Segment Data:

	2016	2015	2014
Net sales:
RJR Tobacco	$10,314	$8,634	$6,767
Santa Fe	973	818	658
American Snuff	914	855	783
All Other	302	368	263
Consolidated net sales	$12,503	$10,675	$8,471
Operating income (loss):
RJR Tobacco (1)(2)	$4,922	$3,359	$2,173
Santa Fe	546	449	337
American Snuff (2)	541	502	438
All Other (3)	(145)	(265)	(234)
Gain on divestitures	4,861	3,181	—
Corporate Expense (2)	(156)	(273)	(183)
Consolidated operating income	$10,569	$6,953	$2,531
Cash capital expenditures:
RJR Tobacco	$130	$84	$53
Santa Fe	12	16	7
American Snuff	22	10	12
All Other	42	64	132
Consolidated capital expenditures	$206	$174	$204
Depreciation and amortization expense:
RJR Tobacco	$77	$71	$65
Santa Fe	4	3	3
American Snuff	16	17	17
All Other	26	31	21
Consolidated depreciation and amortization expense	$123	$122	$106
Reconciliation to income from continuing operations before income taxes:
Consolidated operating income (1)(2)(3)	$10,569	$6,953	$2,531
Interest and debt expense	626	570	286
Interest income	(8)	(6)	(3)
Other (income) expense, net	260	5	(14)
Income from continuing operations before income taxes	$9,691	$6,384	$2,262

(1)	Includes NPM Adjustment credits of $388 million, $293 million and $341 million for RJR Tobacco for the years ended December 31, 2016, 2015 and 2014, respectively.
(2)

Includes MTM adjustment expense of $42 million for RJR Tobacco and $3 million for Corporate Expense for the year ended December 31, 2016. Includes MTM adjustment expense of $229 million for RJR Tobacco, $1 million for American Snuff and $16 million for Corporate Expense and All Other for the year ended December 31, 2015. Includes MTM adjustment expense of $422 million for RJR Tobacco, $4 million for American Snuff and $26 million for Corporate Expense and All Other for the year ended December 31, 2014.

(3)	Includes $99 million of asset impairment and exit charges for the year ended December 31, 2015. See note 6.

Sales to McLane Company, Inc., a distributor, constituted approximately 28% of RAI’s consolidated revenue in each of 2016 and 2015 and 31% in 2014. Sales to Core-Mark International, Inc., a distributor, represented approximately 14%, 10% and 11% of RAI’s consolidated revenue in 2016, 2015 and 2014, respectively. McLane Company, Inc. and Core-Mark International, Inc. are customers of RJR Tobacco, Santa Fe and American Snuff. No other customer accounted for 10% or more of RAI’s consolidated revenue during those periods.

RAI’s operating subsidiaries’ sales to foreign countries, primarily to related parties, for the years ended December 31, 2016, 2015 and 2014 were $351 million, $482 million and $497 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Note 18 — Related Party Transactions

RAI and RAI’s operating subsidiaries engage in transactions with affiliates of BAT. BAT, through wholly owned subsidiaries, beneficially owns approximately 42% of RAI’s outstanding common stock. The following is a summary of balances and transactions with such BAT affiliates as of and for the years ended December 31:

	2016	2015
Current Balances:
Accounts receivable, related party	$113	$38
Due to related party	7	9
Deferred revenue, related party	66	33
Other current liabilities	—	2

Long-term Balances:
Long-term deferred revenue, related party	$39	$—

	2016	2015	2014
Significant Transactions:
Net sales	$226	$259	$311
Purchases	21	38	28
BAT Share Purchase	—	4,673	—
Share repurchase agreements	32	—	155
Research and development services billings	1	3	4

RJR Tobacco sells contract-manufactured cigarettes, tobacco leaf and processed tobacco to BAT affiliates. In December 2012, RJR Tobacco entered into an amendment to its contract manufacturing agreement (relating to the production of cigarettes to be sold in Japan) with a BAT affiliate, which amendment, among other things, requires either party to provide three years’ notice to the other party to terminate the agreement without cause, with any such notice to be given no earlier than January 1, 2016. On January 4, 2016, RJR Tobacco received written notice from a BAT affiliate terminating that contract manufacturing agreement effective January 5, 2019. In July 2016, RJR Tobacco further amended the contract manufacturing agreement with a BAT affiliate to permit an early transition of the cigarette production covered by the agreement to BAT facilities over several months beginning in the fourth quarter of 2016. The amendment provides for a BAT affiliate to make a payment to RJR Tobacco of $89.6 million, in exchange for RJR Tobacco’s commitment to provide contingent manufacturing capacity to a BAT affiliate through December 31, 2018. Of this amount, $40.2 million was recorded as current deferred revenue and $38.9 million was recorded as long-term deferred revenue in RAI’s consolidated balance sheet as of December 31, 2016. The first installment of $7.4 million was received in September 2016. The second installment of $82.2 million is due on or before March 31, 2017. RJR Tobacco will recognize the income ratably from the effective date of the amendment to December 31, 2018. Net sales to BAT affiliates, primarily cigarettes, represented approximately 2% of RAI’s total net sales in each of 2016 and 2015, and 4% in 2014.

RJR Tobacco recorded deferred sales revenue relating to leaf sold to BAT affiliates that had not been delivered as of December 31, in each of 2016, 2015 and 2014, given that RJR Tobacco has a legal right to bill the BAT affiliates. Leaf sales revenue to BAT affiliates is recognized when the product is shipped to the customer.

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

In January 2016, prior to the sale of the international rights to the NATURAL AMERICAN SPIRIT brand to JTI, SFRTI paid $6 million to a BAT affiliate pursuant to a contract manufacturing agreement, whereby the BAT affiliate agreed to contract manufacture certain tobacco products for SFRTI. The $6 million fee paid to amend the contract was recognized within selling, general and administrative expenses in the consolidated statements of income.

In connection with the Share Repurchase Program, B&W and LSL, wholly owned subsidiaries of BAT, entered into the Share Repurchase Agreement on July 25, 2016, with RAI, pursuant to which BAT and its subsidiaries will participate in the Share

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Repurchase Program on a basis approximately proportionate with BAT and its subsidiaries’ ownership of RAI common stock. Under the Share Repurchase Agreement, RAI repurchased 660,385 shares of RAI common stock for $32 million from BAT and its subsidiaries during the year ended December 31, 2016. The Merger Agreement places restrictions on RAI’s ability to repurchase its common stock. As a result, RAI does not expect to make repurchases under the Share Repurchase Program while the Merger Agreement is in effect.

On June 12, 2015, RAI and BAT completed the BAT Share Purchase in connection with the Lorillard Merger and Divestiture. For additional information, see note 2.

In December 2015, RJR Tobacco and Nicoventures Holdings Limited, a subsidiary of BAT, signed a definitive vapor technology-sharing and licensing agreement, pursuant to which the companies collaborate on the development of next generation vapor products.

For information regarding the BAT Merger, see note 22.

Note 19 — RAI Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements

The following condensed consolidating financial statements relate to the guaranties of RAI’s $12.7 billion aggregate principal amount of unsecured notes. See note 12 for additional information relating to these notes. Certain of RAI’s direct, wholly owned subsidiaries and certain of its indirectly owned subsidiaries have fully and unconditionally, and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent issuer; RJR, RJR Tobacco, SFNTC, American Snuff Co. and certain of RAI’s other subsidiaries, the Guarantors; other direct and indirect subsidiaries of RAI that are not Guarantors; and elimination adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Year Ended December 31, 2016
Net sales	$—	$12,209	$198	$(130)	$12,277
Net sales, related party	—	226	—	—	226
Net sales	—	12,435	198	(130)	12,503
Cost of products sold	—	4,787	185	(131)	4,841
Selling, general and administrative expenses	41	1,721	167	2	1,931
Gain on divestitures	—	(4,843)	(16)	(2)	(4,861)
Amortization expense	—	22	1	—	23
Operating income (loss)	(41)	10,748	(139)	1	10,569
Interest and debt expense	619	81	9	(83)	626
Interest income	(84)	(6)	(1)	83	(8)
Other (income) expense, net	244	(30)	3	43	260
Income (loss) before income taxes	(820)	10,703	(150)	(42)	9,691
Provision for (benefit from) income taxes	(171)	3,840	(51)	—	3,618
Equity income from subsidiaries	6,722	4	—	(6,726)	—
Net income (loss)	$6,073	$6,867	$(99)	$(6,768)	$6,073

For the Year Ended December 31, 2015
Net sales	$—	$10,319	$333	$(236)	$10,416
Net sales, related party	—	259	—	—	259
Net sales	—	10,578	333	(236)	10,675
Cost of products sold	—	4,673	248	(233)	4,688
Selling, general and administrative expenses	79	1,738	281	—	2,098
Gain on divestitures	—	(3,153)	(28)	—	(3,181)
Amortization expense	—	18	—	—	18
Asset impairment and exit charges	—	99	—	—	99
Operating income (loss)	(79)	7,203	(168)	(3)	6,953
Interest and debt expense	559	104	7	(100)	570
Interest income	(100)	(6)	—	100	(6)
Other (income) expense, net	20	(42)	(16)	43	5
Income (loss) before income taxes	(558)	7,147	(159)	(46)	6,384
Provision for (benefit from) income taxes	(224)	3,417	(62)	—	3,131
Equity income from subsidiaries	3,587	46	—	(3,633)	—
Net income (loss)	$3,253	$3,776	$(97)	$(3,679)	$3,253

For the Year Ended December 31, 2014
Net sales	$—	$8,109	$232	$(181)	$8,160
Net sales, related party	—	311	—	—	311
Net sales	—	8,420	232	(181)	8,471
Cost of products sold	—	4,002	235	(179)	4,058
Selling, general and administrative expenses	75	1,535	261	—	1,871
Amortization expense	—	11	—	—	11
Operating income (loss)	(75)	2,872	(264)	(2)	2,531
Interest and debt expense	286	79	6	(85)	286
Interest income	(85)	(3)	—	85	(3)
Other (income) expense, net	4	(44)	(17)	43	(14)
Income (loss) from continuing operations before income taxes	(280)	2,840	(253)	(45)	2,262
Provision for (benefit from) income taxes	(89)	1,004	(98)	—	817
Equity income from subsidiaries	1,661	26	—	(1,687)	—
Income (loss) from continuing operations	1,470	1,862	(155)	(1,732)	1,445
Income from discontinued operations, net of tax	—	25	—	—	25
Net income (loss)	$1,470	$1,887	$(155)	$(1,732)	$1,470

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Condensed Consolidating Statements of Comprehensive Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Year Ended December 31, 2016
Net income (loss)	$6,073	$6,867	$(99)	$(6,768)	$6,073
Other comprehensive income (loss), net of tax:
Retirement benefits	(11)	(12)	(4)	16	(11)
Long-term investments	14	14	—	(14)	14
Hedging instruments	11	—	—	—	11
Cumulative translation adjustment and other	10	10	13	(23)	10
Comprehensive income (loss)	$6,097	$6,879	$(90)	$(6,789)	$6,097
For the Year Ended December 31, 2015
Net income (loss)	$3,253	$3,776	$(97)	$(3,679)	$3,253
Other comprehensive income (loss), net of tax:
Retirement benefits	50	50	13	(63)	50
Hedging instruments	1	—	—	—	1
Cumulative translation adjustment and other	(25)	(27)	(37)	64	(25)
Comprehensive income (loss)	$3,279	$3,799	$(121)	$(3,678)	$3,279
For the Year Ended December 31, 2014
Net income (loss)	$1,470	$1,887	$(155)	$(1,732)	$1,470
Other comprehensive income (loss), net of tax:
Retirement benefits	(277)	(271)	(1)	272	(277)
Long-term investments	2	2	—	(2)	2
Hedging instruments	1	—	—	—	1
Cumulative translation adjustment and other	(34)	(34)	(48)	82	(34)
Comprehensive income (loss)	$1,162	$1,584	$(204)	$(1,380)	$1,162

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the consolidating statement of income for the year ended December 31, 2016, were as follows:

Components	Amount Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Retirement benefits:
Amortization of prior service cost	$—	$(20)	$—	$—	$(20)	Cost of products sold
Amortization of prior service cost	—	(19)	—	—	(19)	Selling, general and administrative expenses
Settlement cost	—	2	—	—	2	Selling, general and administrative expenses
MTM adjustment	—	21	—	—	21	Cost of products sold
MTM adjustment	4	26	(6)	—	24	Selling, general and administrative expenses
	4	10	(6)	—	8	Operating income (loss)
Deferred taxes	—	(1)	—	—	(1)	Provision for (benefit from) income taxes
Net of tax	4	9	(6)	—	7	Net income (loss)
Long-term investments:
Realized loss, net on long-term investments	—	24	—	—	24	Other (income) expense, net
Deferred taxes	—	(10)	—	—	(10)	Provision for (benefit from) income taxes
Net of tax	—	14	—	—	14	Net income (loss)
Hedging instruments:
Forward starting interest rate contracts	16	—	—	—	16	Other (income) expense, net
Amortization of realized loss	1	—	—	—	1	Interest and debt expense
Deferred taxes	(6)	—	—	—	(6)	Provision for (benefit from) income taxes
Net of tax	11	—	—	—	11	Net income (loss)
Cumulative translation adjustment and other:
Derecognition of cumulative translation adjustment	—	—	27	—	27	Gain on divestitures
Equity income from subsidiaries	44	21	—	(65)	—	Equity income from subsidiaries
Total reclassifications	$59	$44	$21	$(65)	$59	Net income (loss)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the consolidating statement of income for the year ended December 31, 2015, were as follows:

Components	Amount Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Retirement benefits:
Amortization of prior service cost	$—	$(20)	$—	$—	$(20)	Cost of products sold
Amortization of prior service cost	—	(19)	—	—	(19)	Selling, general and administrative expenses
MTM adjustment	—	120	—	—	120	Cost of products sold
MTM adjustment	5	121	—	—	126	Selling, general and administrative expenses
	5	202	—	—	207	Operating income (loss)
Deferred taxes	(1)	(78)	—	—	(79)	Provision for (benefit from) income taxes
Net of tax	4	124	—	—	128	Net income (loss)
Hedging instruments:
Amortization of realized loss	2	—	—	—	2	Interest and debt expense
Deferred taxes	(1)	—	—	—	(1)	Provision for (benefit from) income taxes
Net of tax	1	—	—	—	1	Net income (loss)
Equity income from subsidiaries	124	—	—	(124)	—	Equity income from subsidiaries
Total reclassifications	$129	$124	$—	$(124)	$129	Net income (loss)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the consolidating statement of income for the year ended December 31, 2014, were as follows:

Components	Amount Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Retirement benefits:
Amortization of prior service cost	$—	$(21)	$—	$—	$(21)	Cost of products sold
Amortization of prior service cost	—	(18)	—	—	(18)	Selling, general and administrative expenses
MTM adjustment	—	205	—	—	205	Cost of products sold
MTM adjustment	10	236	1	—	247	Selling, general and administrative expenses
	10	402	1	—	413	Operating income (loss)
Deferred taxes	(4)	(158)	—	—	(162)	Provision for (benefit from) income taxes
Net of tax	6	244	1	—	251	Net income (loss)
Hedging instruments:
Amortization of realized loss	2	—	—	—	2	Interest and debt expense
Deferred taxes	(1)	—	—	—	(1)	Provision for (benefit from) income taxes
Net of tax	1	—	—	—	1	Net income (loss)
Equity income from subsidiaries	245	—	—	(245)	—	Equity income from subsidiaries
Total reclassifications	$252	$244	$1	$(245)	$252	Net income (loss)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Year Ended December 31, 2016
Cash flows from (used in) operating activities	$(413)	$3,162	$(234)	$(1,235)	$1,280
Cash flows from (used in) investing activities:
Capital expenditures	—	(211)	(7)	12	(206)
Proceeds from settlement of investments	—	266	—	—	266
Proceeds from divestitures	5,015	—	—	—	5,015
Return of intercompany investments	2,274	26	—	(2,300)	—
Contributions to intercompany investments	(16)	—	—	16	—
Other, net	193	24	—	(214)	3
Net cash flows from (used in) investing activities	7,466	105	(7)	(2,486)	5,078
Cash flows from (used in) financing activities:
Dividends paid on common stock	(2,369)	(1,152)	(28)	1,180	(2,369)
Repurchase of common stock	(226)	—	—	—	(226)
Repayments of long-term debt	(415)	(85)	—	—	(500)
Early extinguishment of debt	(3,642)	(8)	—	—	(3,650)
Premiums paid for early extinguishment of debt	(206)	(1)	—	—	(207)
Proceeds from termination of interest rate swaps	—	66	—	—	66
Debt issuance costs and financing fees	(8)	—	—	—	(8)
Excess tax benefit on stock-based compensation plans	28	—	—	—	28
Dividends paid on preferred stock	(43)	—	—	43	—
Distribution of equity	—	(2,274)	(26)	2,300	—
Receipt of equity	—	—	16	(16)	—
Other, net	(21)	(360)	167	214	—
Net cash flows from (used in) financing activities	(6,902)	(3,814)	129	3,721	(6,866)
Effect of exchange rate changes on cash and cash equivalents	—	—	(8)	—	(8)
Net change in cash and cash equivalents	151	(547)	(120)	—	(516)
Cash and cash equivalents at beginning of year	575	1,544	448	—	2,567
Cash and cash equivalents at end of year	$726	$997	$328	$—	$2,051

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Year Ended December 31, 2015
Cash flows from (used in) operating activities	$(2,279)	$3,219	$6	$(750)	$196
Cash flows from (used in) investing activities:
Capital expenditures	—	(160)	(12)	(2)	(174)
Proceeds from settlement of investments	—	332	—	—	332
Acquisition, net of cash acquired	(18,278)	1,001	57	—	(17,220)
Proceeds from divestitures	7,056	—	—	—	7,056
Return of intercompany investments	185	—	—	(185)	—
Other, net	10	22	—	(31)	1
Net cash flows from (used in) investing activities	(11,027)	1,195	45	(218)	(10,005)
Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,583)	(709)	—	709	(1,583)
Repurchase of common stock	(124)	—	—	—	(124)
Proceeds from BAT Share Purchase	4,673	—	—	—	4,673
Issuance of long-term debt	8,975	—	—	—	8,975
Repayments of long-term debt	(450)	—	—	—	(450)
Debt issuance costs and financing fees	(70)	—	—	—	(70)
Borrowings under revolving credit facility	1,400	—	—	—	1,400
Repayments of borrowings under revolving credit facility	(1,400)	—	—	—	(1,400)
Excess tax benefit on stock-based compensation plans	17	—	—	—	17
Dividends paid on preferred stock	(43)	—	—	43	—
Distribution of equity	—	(185)	—	185	—
Other, net	2,384	(2,445)	30	31	—
Net cash flows from (used in) financing activities	13,779	(3,339)	30	968	11,438
Effect of exchange rate changes on cash and cash equivalents	—	—	(28)	—	(28)
Net change in cash and cash equivalents	473	1,075	53	—	1,601
Cash and cash equivalents at beginning of year	102	469	395	—	966
Cash and cash equivalents at end of year	$575	$1,544	$448	$—	$2,567

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Year Ended December 31, 2014
Cash flows from (used in) operating activities	$1,277	$1,865	$(179)	$(1,340)	$1,623
Cash flows from (used in) investing activities:
Capital expenditures	—	(265)	(94)	155	(204)
Proceeds from termination of joint venture	—	—	35	—	35
Proceeds from settlement of investments	—	4	—	—	4
Return of intercompany investments	165	—	—	(165)	—
Contributions to intercompany investments	(32)	—	—	32	—
Other, net	250	35	126	(451)	(40)
Net cash flows from (used in) investing activities	383	(226)	67	(429)	(205)
Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,411)	(1,301)	—	1,301	(1,411)
Repurchase of common stock	(440)	—	—	—	(440)
Borrowings under revolving credit facility	1,000	—	—	—	1,000
Repayments of borrowings under revolving credit facility	(1,000)	—	—	—	(1,000)
Debt issuance costs and financing fees	(79)	—	—	—	(79)
Excess tax benefit on stock-based compensation plans	12	—	—	—	12
Dividends paid on preferred stock	(43)	—	—	43	—
Distribution of equity	—	(165)	—	165	—
Receipt of equity	—	—	32	(32)	—
Other, net	(41)	(400)	149	292	—
Net cash flows from (used in) financing activities	(2,002)	(1,866)	181	1,769	(1,918)
Effect of exchange rate changes on cash and cash equivalents	—	—	(34)	—	(34)
Net change in cash and cash equivalents	(342)	(227)	35	—	(534)
Cash and cash equivalents at beginning of year	444	696	360	—	1,500
Cash and cash equivalents at end of year	$102	$469	$395	$—	$966

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
December 31, 2016
Assets
Cash and cash equivalents	$726	$997	$328	$—	$2,051
Accounts receivable	—	62	4	—	66
Accounts receivable, related party	—	113	—	—	113
Other receivables	63	3,572	17	(3,642)	10
Inventories	—	1,604	43	(2)	1,645
Other current assets	112	238	—	3	353
Total current assets	901	6,586	392	(3,641)	4,238
Property, plant and equipment, net	2	1,314	32	—	1,348
Trademarks and other intangible assets, net of accumulated amortization	—	29,432	14	(2)	29,444
Goodwill	—	15,976	16	—	15,992
Long-term intercompany notes receivable	1,390	148	—	(1,538)	—
Investment in subsidiaries	36,865	333	—	(37,198)	—
Other assets and deferred charges	80	52	37	(96)	73
Total assets	$39,238	$53,841	$491	$(42,475)	$51,095
Liabilities and shareholders’ equity
Accounts payable	$1	$213	$7	$—	$221
Tobacco settlement accruals	—	2,498	—	—	2,498
Due to related party	—	7	—	—	7
Deferred revenue, related party	—	66	—	—	66
Current maturities of long-term debt	448	53	—	—	501
Dividends payable on common stock	656	—	—	—	656
Other current liabilities	3,767	871	40	(3,642)	1,036
Total current liabilities	4,872	3,708	47	(3,642)	4,985
Long-term intercompany notes payable	148	900	490	(1,538)	—
Long-term debt (less current maturities)	12,404	260	—	—	12,664
Long-term deferred income taxes, net	—	9,700	—	(93)	9,607
Long-term retirement benefits (less current portion)	59	1,767	43	—	1,869
Long-term deferred revenue, related party	—	39	—	—	39
Other noncurrent liabilities	44	176	—	—	220
Shareholders’ equity	21,711	37,291	(89)	(37,202)	21,711
Total liabilities and shareholders’ equity	$39,238	$53,841	$491	$(42,475)	$51,095

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
December 31, 2015
Assets
Cash and cash equivalents	$575	$1,544	$448	$—	$2,567
Short-term investments	—	149	—	—	149
Accounts receivable	—	62	6	—	68
Accounts receivable, related party	—	38	—	—	38
Other receivables	70	3,459	91	(3,585)	35
Inventories	—	1,694	44	(4)	1,734
Other current assets	116	323	129	(4)	564
Total current assets	761	7,269	718	(3,593)	5,155
Property, plant and equipment, net	3	1,223	29	—	1,255
Trademarks and other intangible assets, net of accumulated amortization	—	29,467	—	—	29,467
Goodwill	—	15,976	17	—	15,993
Long-term intercompany notes receivable	1,583	169	—	(1,752)	—
Investment in subsidiaries	37,151	662	—	(37,813)	—
Other assets and deferred charges	189	212	38	(209)	230
Total assets	$39,687	$54,978	$802	$(43,367)	$52,100
Liabilities and shareholders’ equity
Accounts payable	$2	$173	$4	$—	$179
Tobacco settlement accruals	—	2,816	—	—	2,816
Due to related party	—	9	—	—	9
Deferred revenue, related party	—	33	—	—	33
Current maturities of long-term debt	420	86	—	—	506
Dividends payable on common stock	514	—	—	—	514
Other current liabilities	3,707	1,039	79	(3,591)	1,234
Total current liabilities	4,643	4,156	83	(3,591)	5,291
Long-term intercompany notes payable	169	1,260	323	(1,752)	—
Long-term debt (less current maturities)	16,522	327	—	—	16,849
Long-term deferred income taxes, net	—	9,410	—	(206)	9,204
Long-term retirement benefits (less current portion)	57	2,153	55	—	2,265
Other noncurrent liabilities	44	195	—	—	239
Shareholders’ equity	18,252	37,477	341	(37,818)	18,252
Total liabilities and shareholders’ equity	$39,687	$54,978	$802	$(43,367)	$52,100

Note 20 — RJR Tobacco Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements

The following condensed consolidating financial statements relate to the guaranties of RJR Tobacco’s $284 million aggregate principal amount of unsecured notes, representing the Lorillard Tobacco Notes assumed by RJR Tobacco in connection with the Lorillard Tobacco Merger. RAI and RJR have fully and unconditionally, and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the Parent Guarantor; RJR Tobacco, the Issuer; RJR, a Guarantor; other direct and indirect subsidiaries of RAI that are not Guarantors; and elimination adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
For the Year Ended December 31, 2016
Net sales	$—	$10,365	$—	$2,229	$(317)	$12,277
Net sales, related party	—	226	—	—	—	226
Net sales	—	10,591	—	2,229	(317)	12,503
Cost of products sold	—	4,323	—	837	(319)	4,841
Selling, general and administrative expenses, net	41	2,719	2	(834)	3	1,931
Gain on divestitures	—	—	—	(4,861)	—	(4,861)
Amortization expense	—	16	—	7	—	23
Operating income (loss)	(41)	3,533	(2)	7,080	(1)	10,569
Interest and debt expense	619	7	—	86	(86)	626
Interest income	(84)	(5)	(3)	(2)	86	(8)
Other (income) expense, net	244	12	(42)	3	43	260
Income (loss) before income taxes	(820)	3,519	43	6,993	(44)	9,691
Provision for (benefit from) income taxes	(171)	1,247	(1)	2,543	—	3,618
Equity income from subsidiaries	6,722	850	3,142	—	(10,714)	—
Net income	$6,073	$3,122	$3,186	$4,450	$(10,758)	$6,073

For the Year Ended December 31, 2015
Net sales	$—	$8,714	$—	$2,039	$(337)	$10,416
Net sales, related party	—	259	—	—	—	259
Net sales	—	8,973	—	2,039	(337)	10,675
Cost of products sold	—	4,277	—	746	(335)	4,688
Selling, general and administrative expenses, net	79	2,318	3	(302)	—	2,098
(Gain) loss on divestitures	—	1,887	—	(5,068)	—	(3,181)
Amortization expense	—	12	—	6	—	18
Asset impairment and exit charges	—	99	—	—	—	99
Operating income (loss)	(79)	380	(3)	6,657	(2)	6,953
Interest and debt expense	559	20	—	94	(103)	570
Interest income	(100)	(5)	(4)	—	103	(6)
Other (income) expense, net	20	2	(43)	(17)	43	5
Income (loss) before income taxes	(558)	363	44	6,580	(45)	6,384
Provision for (benefit from) income taxes	(224)	928	—	2,427	—	3,131
Equity income from subsidiaries	3,587	3,732	3,185	—	(10,504)	—
Net income	$3,253	$3,167	$3,229	$4,153	$(10,549)	$3,253

For the Year Ended December 31, 2014
Net sales	$—	$6,728	$—	$1,701	$(269)	$8,160
Net sales, related party	—	311	—	—	—	311
Net sales	—	7,039	—	1,701	(269)	8,471
Cost of products sold	—	3,641	—	686	(269)	4,058
Selling, general and administrative expenses	75	1,629	6	161	—	1,871
Amortization expense	—	4	—	7	—	11
Operating income (loss)	(75)	1,765	(6)	847	—	2,531
Interest and debt expense	286	21	—	67	(88)	286
Interest income	(85)	(2)	(3)	(1)	88	(3)
Other (income) expense, net	4	1	(45)	(17)	43	(14)
Income (loss) from continuing operations before income taxes	(280)	1,745	42	798	(43)	2,262
Provision for (benefit from) income taxes	(89)	627	(1)	280	—	817
Equity income from subsidiaries	1,661	279	1,425	—	(3,365)	—
Net income from continuing operations	1,470	1,397	1,468	518	(3,408)	1,445
Income from discontinued operations, net of tax	—	25	—	—	—	25
Net income	$1,470	$1,422	$1,468	$518	$(3,408)	$1,470

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Condensed Consolidating Statements of Comprehensive Income

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
For the Year Ended December 31, 2016
Net income	$6,073	$3,122	$3,186	$4,450	$(10,758)	$6,073
Other comprehensive income (loss), net of tax:
Retirement benefits	(11)	(6)	(10)	(5)	21	(11)
Long-term investments	14	14	14	—	(28)	14
Hedging instruments	11	—	—	—	—	11
Cumulative translation adjustment and other	10	7	10	10	(27)	10
Comprehensive income	$6,097	$3,137	$3,200	$4,455	$(10,792)	$6,097

For the Year Ended December 31, 2015
Net income	$3,253	$3,167	$3,229	$4,153	$(10,549)	$3,253
Other comprehensive income (loss), net of tax:
Retirement benefits	50	39	51	12	(102)	50
Hedging instruments	1	—	—	—	—	1
Cumulative translation adjustment and other	(25)	(25)	(25)	(26)	76	(25)
Comprehensive income	$3,279	$3,181	$3,255	$4,139	$(10,575)	$3,279

For the Year Ended December 31, 2014
Net income	$1,470	$1,422	$1,468	$518	$(3,408)	$1,470
Other comprehensive income (loss), net of tax:
Retirement benefits	(277)	(259)	(261)	(11)	531	(277)
Long-term investments	2	2	2	—	(4)	2
Hedging instruments	1	—	—	—	—	1
Cumulative translation adjustment and other	(34)	(32)	(32)	(33)	97	(34)
Comprehensive income	$1,162	$1,133	$1,177	$474	$(2,784)	$1,162

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statement of income for the year ended December 31, 2016, were as follows:

Components	Amounts Reclassified						Affected Line Item
	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
Retirement benefits:
Amortization of prior service cost	$—	$(20)	$—	$—	$—	$(20)	Cost of products sold
Amortization of prior service cost	—	(19)	—	—	—	(19)	Selling, general and administrative expenses, net
Settlement cost	—	2	—	—	—	2	Selling, general and administrative expenses, net
MTM adjustment	—	21	—	—	—	21	Cost of products sold
MTM adjustment	4	21	2	(3)	—	24	Selling, general and administrative expenses, net
	4	5	2	(3)	—	8	Operating income (loss)
Deferred taxes	—	(1)	—	—	—	(1)	Provision for (benefit from) income taxes
Net of tax	4	4	2	(3)	—	7	Net income
Long-term investments:
Realized loss, net on long-term investments	—	24	—	—	—	24	Other (income) expense, net
Deferred taxes	—	(10)	—	—	—	(10)	Provision for (benefit from) income taxes
Net of tax	—	14	—	—	—	14	Net income
Hedging instruments:
Forward starting interest rate contracts	16	—	—	—	—	16	Other (income) expense, net
Amortization of realized loss	1	—	—	—	—	1	Interest and debt expense
Deferred taxes	(6)	—	—	—	—	(6)	Provision for (benefit from) income taxes
Net of tax	11	—	—	—	—	11	Net income
Cumulative translation adjustment and other:
Derecognition of cumulative translation adjustment	—	—	—	27	—	27	Gain on divestitures
Equity income from subsidiaries	44	27	39	—	(110)	—	Equity income from subsidiaries
Total reclassifications	$59	$45	$41	$24	$(110)	$59	Net income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statement of income for the year ended December 31, 2015, were as follows:

Components	Amounts Reclassified						Affected Line Item
	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
Retirement benefits:
Amortization of prior service cost	$—	$(19)	$—	$(1)	$—	$(20)	Cost of products sold
Amortization of prior service cost	—	(17)	(1)	(1)	—	(19)	Selling, general and administrative expenses, net
MTM adjustment	—	119	—	1	—	120	Cost of products sold
MTM adjustment	5	110	3	8	—	126	Selling, general and administrative expenses, net
	5	193	2	7	—	207	Operating income (loss)
Deferred taxes	(1)	(74)	(1)	(3)	—	(79)	Provision for (benefit from) income taxes
Net of tax	4	119	1	4	—	128	Net income
Hedging instruments:
Amortization of realized loss	2	—	—	—	—	2	Interest and debt expense
Deferred taxes	(1)	—	—	—	—	(1)	Provision for (benefit from) income taxes
Net of tax	1	—	—	—	—	1	Net income
Equity income from subsidiaries	124	—	118	—	(242)	—	Equity income from subsidiaries
Total reclassifications	$129	$119	$119	$4	$(242)	$129	Net income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statement of income for the year ended December 31, 2014, were as follows:

Components	Amounts Reclassified						Affected Line Item
	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
Retirement benefits:
Amortization of prior service cost	$—	$(20)	$—	$(1)	$—	$(21)	Cost of products sold
Amortization of prior service cost	—	(17)	—	(1)	—	(18)	Selling, general and administrative expenses
MTM adjustment	—	195	—	10	—	205	Cost of products sold
MTM adjustment	10	228	4	5	—	247	Selling, general and administrative expenses
	10	386	4	13	—	413	Other (income) expense, net
Deferred taxes	(4)	(152)	(1)	(5)	—	(162)	Provision for (benefit from) income taxes
Net of tax	6	234	3	8	—	251	Net income
Hedging instruments:
Amortization of realized loss	2	—	—	—	—	2	Interest and debt expense
Deferred taxes	(1)	—	—	—	—	(1)	Provision for (benefit from) income taxes
Net of tax	1	—	—	—	—	1	Net income
Equity income from subsidiaries	245	—	234	—	(479)	—	Equity income from subsidiaries
Total reclassifications	$252	$234	$237	$8	$(479)	$252	Net income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
For the Year Ended December 31, 2016
Cash flows from (used in) operating activities	$(413)	$2,462	$1,918	$827	$(3,514)	$1,280
Cash flows from (used in) investing activities:
Capital expenditures	—	(143)	—	(75)	12	(206)
Proceeds from settlement of investments	—	266	—	—	—	266
Proceeds from divestitures	5,015	—	—	—	—	5,015
Return of intercompany investments	2,274	508	1,473	—	(4,255)	—
Contributions to intercompany investments	(16)	—	—	—	16	—
Other, net	193	3	17	21	(231)	3
Net cash flows from (used in) from investing activities	7,466	634	1,490	(54)	(4,458)	5,078
Cash flows from (used in) financing activities:
Dividends paid on common stock	(2,369)	(1,752)	(1,152)	(555)	3,459	(2,369)
Repurchase of common stock	(226)	—	—	—	—	(226)
Repayments of long-term debt	(415)	(85)	—	—	—	(500)
Early extinguishment of debt	(3,642)	(8)	—	—	—	(3,650)
Premiums paid for early extinguishment of debt	(206)	(1)	—	—	—	(207)
Proceeds from termination of interest rate swaps	—	66	—	—	—	66
Debt issuance costs and financing fees	(8)	—	—	—	—	(8)
Excess tax benefit on stock-based compensation plans	28	—	—	—	—	28
Dividends paid on preferred stock	(43)	—	—	—	43	—
Distribution of equity	—	(1,455)	(2,274)	(526)	4,255	—
Receipt of equity	—	—	—	16	(16)	—
Other, net	(21)	—	—	(210)	231	—
Net cash flows used in financing activities	(6,902)	(3,235)	(3,426)	(1,275)	7,972	(6,866)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(8)	—	(8)
Net change in cash and cash equivalents	151	(139)	(18)	(510)	—	(516)
Cash and cash equivalents at beginning of period	575	809	19	1,164	—	2,567
Cash and cash equivalents at end of period	$726	$670	$1	$654	$—	$2,051

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
For the Year Ended December 31, 2015
Cash flows from (used in) operating activities	$(2,279)	$2,924	$549	$422	$(1,420)	$196
Cash flows from (used in) investing activities:
Capital expenditures	—	(99)	—	(73)	(2)	(174)
Proceeds from settlement of investments	—	332	—	—	—	332
Acquisition, net of cash acquired	(18,278)	523	—	535	—	(17,220)
Proceeds from divestitures	7,056	—	—	—	—	7,056
Return of intercompany investments	185	11	344	—	(540)	—
Other, net	10	1	17	21	(48)	1
Net cash flows from (used in) investing activities	(11,027)	768	361	483	(590)	(10,005)
Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,583)	(461)	(709)	(209)	1,379	(1,583)
Repurchase of common stock	(124)	—	—	—	—	(124)
Proceeds from BAT Share Purchase	4,673	—	—	—	—	4,673
Issuance of long-term debt	8,975	—	—	—	—	8,975
Repayments of long-term debt	(450)	—	—	—	—	(450)
Debt issuance costs and financing fees	(70)	—	—	—	—	(70)
Borrowings under revolving credit facility	1,400	—	—	—	—	1,400
Repayments of borrowings under revolving credit facility	(1,400)	—	—	—	—	(1,400)
Excess tax benefit on stock-based compensation plans	17	—	—	—	—	17
Dividends paid on preferred stock	(43)	—	—	—	43	—
Distribution of equity	—	(344)	(185)	(11)	540	—
Other, net	2,384	(2,405)	—	(27)	48	—
Net cash flows from (used in) financing activities	13,779	(3,210)	(894)	(247)	2,010	11,438
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(28)	—	(28)
Net change in cash and cash equivalents	473	482	16	630	—	1,601
Cash and cash equivalents at beginning of period	102	327	3	534	—	966
Cash and cash equivalents at end of period	$575	$809	$19	$1,164	$—	$2,567

For the Year Ended December 31, 2014
Cash flows from operating activities	$1,277	$1,364	$1,424	$524	$(2,966)	$1,623
Cash flows from (used in) investing activities:
Capital expenditures	—	(232)	—	(127)	155	(204)
Proceeds from settlement of investments	—	2	2	—	—	4
Proceeds from termination of joint venture	—	—	—	35	—	35
Return of intercompany investments	165	105	21	—	(291)	—
Contribution to intercompany investments	(32)	—	—	—	32	—
Other, net	250	(8)	19	187	(488)	(40)
Net cash flows from (used in) investing activities	383	(133)	42	95	(592)	(205)
Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,411)	(1,377)	(1,301)	(250)	2,928	(1,411)
Repurchase of common stock	(440)	—	—	—	—	(440)
Borrowings under revolving credit facility	1,000	—	—	—	—	1,000
Repayments of borrowings under revolving credit facility	(1,000)	—	—	—	—	(1,000)
Debt issuance costs and financing fees	(79)	—	—	—	—	(79)
Excess tax benefit on stock-based compensation plans	12	—	—	—	—	12
Dividends paid on preferred stock	(43)	—	—	—	43	—
Distribution of equity	—	(21)	(165)	(105)	291	—
Receipt of equity	—	—	—	32	(32)	—
Other, net	(41)	(20)	—	(267)	328	—
Net cash flows used in financing activities	(2,002)	(1,418)	(1,466)	(590)	3,558	(1,918)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(34)	—	(34)
Net change in cash and cash equivalents	(342)	(187)	—	(5)	—	(534)
Cash and cash equivalents at beginning of period	444	514	3	539	—	1,500
Cash and cash equivalents at end of period	$102	$327	$3	$534	$—	$966

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
December 31, 2016
Assets
Cash and cash equivalents	$726	$670	$1	$654	$—	$2,051
Accounts receivable	—	27	—	39	—	66
Accounts receivable, related party	—	113	—	—	—	113
Other receivables	63	5	38	4,828	(4,924)	10
Inventories	—	812	—	835	(2)	1,645
Other current assets	112	195	—	43	3	353
Total current assets	901	1,822	39	6,399	(4,923)	4,238
Property, plant and equipment, net	2	855	—	491	—	1,348
Trademarks and other intangible assets, net of accumulated amortization	—	317	—	29,129	(2)	29,444
Goodwill	—	3,453	9,853	2,686	—	15,992
Long-term intercompany notes receivable	1,390	—	73	148	(1,611)	—
Investment in subsidiaries	36,865	22,954	23,938	—	(83,757)	—
Other assets and deferred charges	80	1,204	11	13	(1,235)	73
Total assets	$39,238	$30,605	$33,914	$38,866	$(91,528)	$51,095
Liabilities and shareholders’ equity
Accounts payable	$1	$190	$—	$30	$—	$221
Tobacco settlement accruals	—	2,326	—	172	—	2,498
Due to related party	—	7	—	—	—	7
Deferred revenue, related party	—	66	—	—	—	66
Current maturities of long-term debt	448	53	—	—	—	501
Dividends payable on common stock	656	—	—	—	—	656
Other current liabilities	3,767	1,923	2	268	(4,924)	1,036
Total current liabilities	4,872	4,565	2	470	(4,924)	4,985
Long-term intercompany notes payable	148	—	—	1,463	(1,611)	—
Long-term debt (less current maturities)	12,404	260	—	—	—	12,664
Long-term deferred income taxes, net	—	—	—	10,839	(1,232)	9,607
Long-term retirement benefits (less current portion)	59	1,651	28	131	—	1,869
Long-term deferred revenue, related party	—	39	—	—	—	39
Other noncurrent liabilities	44	153	—	23	—	220
Shareholders’ equity	21,711	23,937	33,884	25,940	(83,761)	21,711
Total liabilities and shareholders’ equity	$39,238	$30,605	$33,914	$38,866	$(91,528)	$51,095

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
December 31, 2015
Assets
Cash and cash equivalents	$575	$809	$19	$1,164	$—	$2,567
Short-term investments	—	149	—	—	—	149
Accounts receivable	—	48	—	20	—	68
Accounts receivable, related party	—	38	—	—	—	38
Other receivables	70	30	17	4,890	(4,972)	35
Inventories	—	941	—	797	(4)	1,734
Other current assets	116	236	—	212	—	564
Total current assets	761	2,251	36	7,083	(4,976)	5,155
Property, plant and equipment, net	3	792	—	460	—	1,255
Trademarks and other intangible assets, net of accumulated amortization	—	346	—	29,121	—	29,467
Goodwill	—	3,453	9,853	2,687	—	15,993
Long-term intercompany notes receivable	1,583	—	90	169	(1,842)	—
Investment in subsidiaries	37,151	23,199	24,276	—	(84,626)	—
Other assets and deferred charges	189	1,711	14	9	(1,693)	230
Total assets	$39,687	$31,752	$34,269	$39,529	$(93,137)	$52,100
Liabilities and shareholders’ equity
Accounts payable	$2	$146	$—	$31	$—	$179
Tobacco settlement accruals	—	2,673	—	143	—	2,816
Due to related party	—	9	—	—	—	9
Deferred revenue, related party	—	33	—	—	—	33
Current maturities of long-term debt	420	86	—	—	—	506
Dividends payable on common stock	514	—	—	—	—	514
Other current liabilities	3,707	2,189	31	284	(4,977)	1,234
Total current liabilities	4,643	5,136	31	458	(4,977)	5,291
Long-term intercompany notes payable	169	—	—	1,673	(1,842)	—
Long-term debt (less current maturities)	16,522	327	—	—	—	16,849
Long-term deferred income taxes, net	—	1	—	10,892	(1,689)	9,204
Long-term retirement benefits (less current portion)	57	2,036	30	142	—	2,265
Other noncurrent liabilities	44	182	—	13	—	239
Shareholders’ equity	18,252	24,070	34,208	26,351	(84,629)	18,252
Total liabilities and shareholders’ equity	$39,687	$31,752	$34,269	$39,529	$(93,137)	$52,100

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Note 21 — Quarterly Results of Operations (Unaudited)

	First	Second	Third	Fourth
2016
Net sales	$2,917	$3,195	$3,205	$3,186
Gross profit (1)	1,752	1,920	2,016	1,974
Net income (1)(2)	3,565	796	861	851
Per share data (3) :
Basic:
Net income	2.50	0.56	0.60	0.60
Diluted:
Net income	2.49	0.56	0.60	0.60
2015
Net sales	$2,057	$2,403	$3,161	$3,054
Gross profit (4)	1,207	1,319	1,757	1,704
Net income (4)(5)	389	1,928	657	279
Per share data (3) :
Basic:
Net income	0.36	1.70	0.46	0.20
Diluted:
Net income	0.36	1.69	0.46	0.19

(1)

Includes NPM Adjustment credits of $91 million in the first quarter of 2016, $98 million in the second quarter of 2016, $104 million in the third quarter of 2016 and $97 million in the fourth quarter of 2016, see “— Cost of Products Sold” in note 1. The fourth quarter of 2016 includes an MTM adjustment of $21 million.

(2)

First quarter of 2016 reflects the impact of the sale of the international rights to the NATURAL AMERICAN SPIRIT brand. Fourth quarter of 2016 includes an additional MTM adjustment expense of $24 million for a total of $45 million.

(3)	Income per share is computed independently for each of the periods presented. The sum of the income per share amounts for the quarters may not equal the total for the year.
(4)

Includes NPM Adjustment credits of $66 million in the first quarter of 2015, $69 million in the second quarter of 2015, $76 million in the third quarter of 2015 and $86 million in the fourth quarter of 2015, see “— Cost of Products Sold” in note 1. The fourth quarter of 2015 includes an MTM adjustment expense of $120 million.

(5)	Second quarter of 2015 reflects the impact of the Lorillard Merger and Divestiture. Fourth quarter of 2015 includes an additional MTM adjustment expense of $126 million for a total of $246 million.

Note 22 — Subsequent Event

Proposed Merger with BAT

On January 16, 2017, RAI, BAT, a subsidiary of BAT, and Merger Sub entered into the Merger Agreement pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into RAI, referred to as the BAT Merger, with RAI surviving as a wholly owned subsidiary of BAT.

The BAT Merger has been approved by the independent directors of RAI who formed a transaction committee to negotiate with BAT, given BAT’s existing ownership stake in RAI and representation on RAI’s Board, and by the Boards of Directors of both companies.

At the effective time of the BAT Merger, each share of RAI common stock (other than any shares of RAI common stock owned by BAT or any of its subsidiaries and by shareholders of RAI who have properly asserted and not lost or effectively withdrawn appraisal rights) will be converted into the right to receive 0.5260 of a BAT American Depositary Share and $29.44 in cash, without interest, and subject to adjustment to prevent dilution.

The BAT Merger is subject to customary closing conditions, including RAI and BAT shareholder approvals, including the approval of the BAT Merger by a majority of the shares of RAI common stock not owned, directly or indirectly, by BAT or its subsidiaries or any of RAI’s subsidiaries, and regulatory approvals. The Merger Agreement contains certain other termination rights for each of RAI and BAT, including the right of each party to terminate the Merger Agreement if the BAT Merger has not been completed on or before December 31, 2017, subject to an extension of five business days if, on December 31, 2017, BAT has not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

completed all or any portion of the financing it needs to fund the BAT Merger and the transactions contemplated by the Merger Agreement. Financing, however, is not a condition to the closing of the BAT Merger. Under certain circumstances, if the Merger Agreement is terminated, the terminating party must pay the non-terminating party a termination fee of $1 billion. In the event that the Merger Agreement is terminated due to an inability to obtain unconditional approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or any other antitrust laws, RAI will be entitled to receive a termination fee of $500 million from BAT. The BAT Merger is currently expected to close in the third quarter of 2017.

Each of RAI and BAT has made representations and warranties in the Merger Agreement. RAI and BAT each also have agreed to various covenants and agreements, including, among other things, to conduct their respective businesses in the ordinary course in all material respects during the period between the execution of the Merger Agreement and completion of the BAT Merger and not to engage in certain transactions during this period.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Item 10 is incorporated by reference to the following sections of RAI’s Form 10-K/A to be filed with the SEC on or before May 1, 2017, referred to as the 10-K Amendment: “The Board of Directors — Item 1: Election of Directors;” “The Board of Directors — Biographies of Board Members;” “The Board of Directors — Governance Agreement;” “The Board of Directors — Committees and Meetings of the Board of Directors — Audit and Finance Committee;” “The Board of Directors — Code of Conduct;” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance.” For information regarding the executive officers and certain significant employees of RAI, see “Executive Officers and Certain Significant Employees of the Registrant” in Item 1 of Part I of this report.

Item 11. Executive Compensation

Item 11 is incorporated by reference to the following sections of the 10-K Amendment: “Executive Compensation;” “Executive Compensation — Compensation Committee Report;” “The Board of Directors — Committees and Meetings of the Board of Directors — Compensation and Leadership Development Committee; Compensation Committee Interlocks and Insider Participation;” and “The Board of Directors — Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12 is incorporated by reference to the following sections of the 10-K Amendment: “Security Ownership of Certain Beneficial Owners and Management — Stock Ownership of Principal Shareholders;” “Security Ownership of Certain Beneficial Owners and Management — Stock Ownership of Management;” and “The Board of Directors — Governance Agreement.” For information regarding securities authorized for issuance under equity compensation plans, see note 15 to consolidated financial statements in Item 8 of Part II to this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 13 is incorporated by reference to the following sections of the 10-K Amendment: “Certain Relationships and Related Transactions;” and “The Board of Directors — Determination of Independence of Directors.”

Item 14. Principal Accounting Fees and Services

Item 14 is incorporated by reference to the following sections of the 10-K Amendment: “Audit Matters — Audit Committee’s Audit and Non-Audit Services Pre-Approval Policy;” and “Audit Matters — Fees of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:
(1)	Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014.

Consolidated Balance Sheets as of December 31, 2016 and 2015.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014.

(2)	Financial Statement Schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or notes.
(3)	See (b) below.
(b)	Exhibit Numbers 10.27 through 10.62 below are management contracts, compensatory plans or arrangements. The following exhibits are filed or furnished, as the case may be, as part of this report:

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

2.5

Agreement and Plan of Merger, dated as of January 16, 2017, among British American Tobacco p.l.c., BATUS Holdings Inc., Flight Acquisition Corporation and Reynolds American Inc. (incorporated by reference to Exhibit 2.1 to Reynolds American Inc.’s Form 8-K, dated January 17, 2017).

3.1

Restated Articles of Incorporation of Reynolds American Inc., effective May 5, 2016 (incorporated by reference to Exhibit 3.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed July 26, 2016).

3.2	Amended and Restated Bylaws of Reynolds American Inc., dated December 1, 2016.

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

10.2

Subsidiary Guarantee Agreement, dated as of December 18, 2014, among certain subsidiaries of Reynolds American Inc. as guarantors and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K, dated December 18, 2014).

Exhibit Number

10.3

Joinder Agreement, dated August 31, 2015, by and between Lorillard Licensing Company LLC and JP Morgan Chase Bank, N.A., as Administrative Agent, to the Subsidiary Guarantee, dated December 18, 2014 (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, dated August 31, 2015).

10.4

Notice of Extension of Maturity Date, dated October 21, 2015, by the administrative agent under the Credit Agreement, dated as of December 18, 2014, among Reynolds American Inc., as Borrower, and the agents and lending institutions party thereto (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, dated October 21, 2015).

10.5

First Amendment to Credit Agreement, dated as of October 21, 2015, to the Credit Agreement, dated as of December 18, 2014, among Reynolds American Inc., as Borrower, and the agents and lending institutions party thereto (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K, dated October 21, 2015).

10.6	Request for, and Notice of, Extension of Maturity Date under the Credit Agreement (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, dated November 4, 2016).

10.7

Second Amendment to Credit Agreement, dated as of November 4, 2016, to the Credit Agreement, dated as of December 18, 2014, among Reynolds American Inc., as Borrower, and the agents and lending institutions party thereto, as amended by the First Amendment to Credit Agreement, dated October 21, 2015 (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K, dated November 4, 2016).

10.8

Formation Agreement, dated as of July 30, 2004, among Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.), Brown & Williamson U.S.A., Inc. (n/k/a R. J. Reynolds Tobacco Company) and Reynolds American Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

10.9

Governance Agreement, dated as of July 30, 2004, among British American Tobacco p.l.c., Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) and Reynolds American Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

10.10

Amendment No. 1, dated as of November 18, 2004, to the Governance Agreement, dated as of July 30, 2004, among British American Tobacco p.l.c., Brown & Williamson Holdings, Inc. and Reynolds American Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated November 18, 2004).

10.11

Amendment No. 2, dated April 29, 2008, to the Governance Agreement, dated as of July 30, 2004, as amended, by and among British American Tobacco p.l.c., Brown & Williamson Holdings, Inc. and Reynolds American Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated April 29, 2008).

10.12

Amendment No. 3, dated November 11, 2011, to the Governance Agreement, dated as of July 30, 2004, as amended, by and among British American Tobacco p.l.c., Brown & Williamson Holdings, Inc. and Reynolds American Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated November 14, 2011).

10.13

Share Repurchase Agreement, dated July 25, 2016, by Reynolds American, Inc., Brown & Williamson Holdings, Inc. and Louisville Securities Limited (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated July 25, 2016.)

10.14

Purchase Agreement dated as of March 9, 1999, as amended and restated as of May 11, 1999, among R. J. Reynolds Tobacco Company, RJR Nabisco, Inc. and Japan Tobacco Inc. (incorporated by reference to Exhibit 2.1 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated May 12, 1999).

10.15

Settlement Agreement dated August 25, 1997, between the State of Florida and settling defendants in The State of Florida v. American Tobacco Co. (incorporated by reference to Exhibit 2 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated August 25, 1997).

10.16

Comprehensive Settlement Agreement and Release dated January 16, 1998, between the State of Texas and settling defendants in The State of Texas v. American Tobacco Co. (incorporated by reference to Exhibit 2 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated January 16, 1998).

10.17

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

10.18

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

10.20

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

10.23

Master Settlement Agreement, referred to as the MSA, dated November 23, 1998, between the Settling States named in the MSA and the Participating Manufacturers also named therein (incorporated by reference to Exhibit 4 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated November 23, 1998).

10.24

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

10.27	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated December 1, 2016).

10.28	Reynolds American Inc. 2017 Outside Directors’ Compensation Summary.

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

Exhibit Number

10.34	Reynolds American Inc. Amended and Restated 2009 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated May 12, 2014).

10.35

Form of Performance Share Agreement (three-year vesting), dated March 1, 2013, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed April 23, 2013).

10.36

Form of Performance Share Agreement (three-year vesting), dated March 3, 2014, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed April 23, 2014).

10.37

Form of Performance Share Agreement (three-year vesting), dated March 2, 2015, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed April 20, 2015).

10.38

Form of Performance Share Agreement (three-year vesting), dated March 1, 2016, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed April 26, 2016).

10.39

Performance Share Agreement (one-year vesting), dated May 7, 2015, between Reynolds American Inc. and Susan M. Cameron (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed August 6, 2015).

10.40

Performance Share Agreement (one-year vesting), dated May 5, 2016, between Reynolds American Inc. and Susan M. Cameron (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed July 26, 2016).

10.41	Offer Letter, by and between Reynolds American Inc. and Susan M. Cameron, dated April 16, 2014 (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated April 16, 2014).

10.42

Offer Letter, by and between R. J. Reynolds Tobacco Company and Debra A. Crew, entered into September 18, 2014 (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated September 18, 2014).

10.43

Offer Letter, by and between R. J. Reynolds Tobacco Company and Joseph P. Fragnito, entered into October 17, 2016 (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated October 18, 2016).

10.44

Performance Share Agreement, dated October 1, 2014, between Reynolds American Inc. and Debra A. Crew (incorporated by reference to Exhibit 10.7 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed October 21, 2014).

10.45

Restricted Stock Unit Agreement (retention grant), dated October 1, 2014, between Reynolds American Inc. and Debra A. Crew (incorporated by reference to Exhibit 10.8 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed October 21, 2014).

10.46

Restricted Stock Unit Agreement (make-whole grant), dated October 1, 2014, between Reynolds American Inc. and Debra A. Crew (incorporated by reference to Exhibit 10.9 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed October 21, 2014).

10.47	Performance Share Agreement, between Reynolds American Inc. and Joseph P. Fragnito, entered into October 17, 2016.

10.48	Restricted Stock Unit Agreement (retention grant), between Reynolds American Inc. and Joseph P. Fragnito, entered into October 17, 2016.

10.49

Form of Amended Letter Agreement regarding Severance Benefits and Change of Control Protections between Reynolds American Inc. and the officer named therein (incorporated by reference to Exhibit 10.67 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed February 27, 2008).

10.50	Reynolds American Inc. Executive Severance Plan, as amended and restated effective May 5, 2016 (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated May 5, 2016.)

10.51

Retention Trust Agreement dated May 13, 1998, by and between RJR Nabisco, Inc. and Wachovia Bank, N.A. (n/k/a Wells Fargo, N.A.) (incorporated by reference to Exhibit 10.6 to RJR Nabisco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).

Exhibit Number

10.52

Amendment No. 1 to Retention Trust Agreement, dated May 13, 1998, by and between RJR Nabisco, Inc. and Wachovia Bank, N.A. (n/k/a Wells Fargo, N.A.), dated October 1, 2006 (incorporated by reference to Exhibit 10.56 to Reynolds American Inc.’s S-4 filed October 3, 2006).

10.53

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

10.54

Amendment No. 3 to Retention Trust Agreement, dated January 7, 2016, as amended, by and between R.J. Reynolds Tobacco Holdings, Inc., as successor to RJR Nabisco, Inc., and Wachovia Bank, N.A. (n/k/a Wells Fargo, N.A.), dated January 24, 2007 (incorporated by reference to Exhibit 10.60 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed February 11, 2016).

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

10.63

Standard Supplier Agreement, dated August 1, 2003, as amended, by and between R. J. Reynolds Tobacco Company and Eastman Chemical Company (incorporated by reference to Exhibit 10.3 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed October 23, 2012).

10.64

Amendment, effective January 8, 2014, to Standard Supplier Agreement among R. J. Reynolds Tobacco Company, Santa Fe Natural Tobacco Company, Inc. and Eastman Chemical Company (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated February 10, 2014).

12.1	Computation of Ratio of Earnings to Fixed Charges for each of the five years within the period ended December 31, 2016.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Exhibit Number

31.2	Certification of Chief Financial Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

32.1*

Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

The SEC file number for Reynolds American Inc. documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-32258. The SEC file number for Lorillard, Inc. is 001-34097; the SEC file number for RJR Nabisco Holdings, Inc. is 001-10215; and the SEC file number for R.J. Reynolds Tobacco Holdings, Inc. is 001-06388.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REYNOLDS AMERICAN INC. (Registrant)

Dated: February 9, 2017	By:	/S/ DEBRA A. CREW
Debra A. Crew
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ DEBRA A. CREW Debra A. Crew	President, Chief Executive Officer and Director (principal executive officer)	February 9, 2017

/S/ ANDREW D. GILCHRIST Andrew D. Gilchrist	Executive Vice President and Chief Financial Officer (principal financial officer)	February 9, 2017

/S/ FREDERICK W. SMOTHERS Frederick W. Smothers	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 9, 2017

/S/ SUSAN M. CAMERON Susan M. Cameron	Executive Chairman of the Board	February 9, 2017

/S/ JEROME ABELMAN Jerome Abelman	Director	February 9, 2017

/S/ JOHN A. BOEHNER John A. Boehner	Director	February 9, 2017

/S/ MARTIN D. FEINSTEIN Martin D. Feinstein	Director	February 9, 2017

/S/ LUC JOBIN Luc Jobin	Director	February 9, 2017

/S/ MURRAY S. KESSLER Murray S. Kessler	Director	February 9, 2017

/S/ HOLLY KELLER KOEPPEL Holly Keller Koeppel	Director	February 9, 2017

/S/ JEAN-MARC LEVY Jean-Marc Levy	Director	February 9, 2017

/S/ NANA MENSAH Nana Mensah	Director	February 9, 2017

/S/ LIONEL L. NOWELL III Lionel L. Nowell III	Director	February 9, 2017

/S/ RICARDO OBERLANDER Ricardo Oberlander	Director	February 9, 2017

/S/ RONALD S. ROLFE Ronald S. Rolfe	Director	February 9, 2017

/S/ JOHN J. ZILLMER John J. Zillmer	Director	February 9, 2017