Form 10-K/A
period 2016-12-31
REYNOLDS AMERICAN INC
filed 2017-03-20
CIK 1275283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-32258

Reynolds American Inc.

(Exact name of registrant as specified in its charter)

North Carolina	20-0546644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Documents Incorporated by Reference:

None.

EXPLANATORY NOTE

Reynolds American Inc., referred to as RAI, we, our or us, is filing this Amendment No. 1 on Form 10-K/A, referred to as this Amendment No. 1, to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the U.S. Securities and Exchange Commission, referred to as the SEC, on February 9, 2017, referred to as the Original Form 10-K, and in conjunction with this Amendment No. 1 referred to as the 2016 Annual Report on Form 10-K, for the purpose of providing the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the above-referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year ended December 31, 2016. Given the expected timing for the closing of the proposed merger between RAI and a subsidiary of British American Tobacco p.l.c., referred to as BAT, announced on January 17, 2017, referred to as the BAT Merger, we are filing this Amendment No. 1 to include Part III information in our Form 10-K because we do not intend to file a definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2016. Except as otherwise specifically defined herein, all defined terms used in the Original Form 10-K shall have the same meanings in this Amendment No. 1.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act, Items 10 through 14 of Part III of the Original Form 10-K are hereby amended and restated in their entirety. In addition, the Exhibit Index in Item 15 of Part IV of the Original Form 10-K is hereby amended and restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment No. 1. Because no financial statements are contained within this Amendment No. 1, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment No. 1 does not amend, modify or otherwise update any other information in the Original Form 10-K. Except as reflected herein, this Amendment No. 1 speaks as of the original filing date of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the filing of the Original Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

THE BOARD OF DIRECTORS

Election of Directors

The business and affairs of RAI are managed under the direction of RAI’s Board of Directors, referred to as the Board. The Board currently consists of 14 directors, each of whom is serving a term that will end on the date of the 2017 annual meeting as a result of an amendment to RAI’s Amended and Restated Articles of Incorporation, referred to as the Articles of Incorporation, declassifying the Board, which was approved by RAI’s shareholders at the 2016 annual meeting. The amended Articles of Incorporation provide for the annual election of directors to one-year terms. RAI is not expected to hold its 2017 annual meeting if the BAT Merger is completed on the timeline currently contemplated.

Pursuant to the terms of the Governance Agreement between RAI, B&W and BAT, B&W may designate certain nominees for election to the Board. (The material terms of the Governance Agreement relating to the nomination of directors are described below under “— Governance Agreement.”). Messrs. Abelman, Feinstein, Lévy, Oberlander and Rolfe were designated by B&W as directors of RAI pursuant to the Governance Agreement.

Biographies of Board Members

Susan M. Cameron	Director Since: 2013 (also 2004 – 2011) Age: 58	Executive Chairman Board Committees: None

Professional Experience:

Executive Chairman of the Board of RAI (since January 2017)

• President and CEO of RAI (2014 until her retirement in 2016 and 2004 – 2011)

• Chairman of the Board of RAI (2006 – 2010)

• President of RAI Services Company, referred to as RAISC, a wholly owned subsidiary of RAI (from May 2014 to December 2016 and from 2010 – 2016)

• Chairman of the Board of R. J. Reynolds Tobacco Company, referred to as RJR Tobacco, a wholly owned operating subsidiary of RAI (2004 – 2008)

• CEO of RJR Tobacco (2004 – 2006)

• President and CEO of B&W (2001 – 2004)

• Chairman of the Board of B&W (2003 – 2004) and Director of B&W (2000 – 2004)

• Various marketing positions with B&W and BAT (1981 – 2000)

Other Current Public Company Directorships: Tupperware Brands Corporation

Prior Public Company Directorships (within last 5 years): R.R. Donnelley & Sons Company

Other Directorships, Trusteeships and Memberships: Wake Forest University School of Business

Director Qualifications, Attributes, Skills and Experience:

The Board’s Corporate Governance and Nominating Committee, referred to as the Governance Committee, believes that Ms. Cameron, with her more than 33 years of experience in the tobacco industry, including her service as the Chairman, President and Chief Executive Officer, referred to as CEO, of RAI, brings to the Board strong leadership skills, insight and perspective regarding the strategic and operational opportunities and challenges related to the tobacco industry, and extensive knowledge in the areas of: strategy development and execution; marketing and brand leadership; governmental regulation; mergers and acquisitions; and corporate governance. Ms. Cameron’s service on other public and private company boards and committees also brings valuable experience and insight to the Board.

Jerome B. Abelman	Director Since: 2016 Age: 53	Board Committees: Regulatory, Sustainability and Public Policy B&W Designee

Professional Experience:

General Counsel and Management Board Director of Legal & External Affairs of British American Tobacco (Holdings) Ltd., a subsidiary of BAT (since May 2015)

•  Management Board Director, Corporate and Regulatory Affairs of British American Tobacco (Holdings) Ltd. (January 2015 – May 2015)

•  Assistant General Counsel, Head of Corporate and Commercial Legal of British American Tobacco (Holdings) Ltd. (July 2014 – December 2014)

•  Regional General Counsel, Head of Security and Anti-Illicit Trade of British American Tobacco Asia Pacific Region Ltd. (July 2010 – July 2014)

•  Various other legal positions with the BAT group (2002 – 2010)

Other Current Public Company Directorships: None

Other Directorships, Trusteeships and Memberships: None

Director Qualifications, Attributes, Skills and Experience:

The Governance Committee believes that Mr. Abelman brings to the Board strong leadership skills, extensive knowledge of the tobacco industry and valuable legal expertise, including over 14 years of experience in the areas of: complex litigation; governmental regulation; management of global operations; corporate governance; and security and anti-illicit trade, particularly among BAT group companies around the world.

John A. Boehner	Director Since: 2016 Age: 68 Independent	Board Committees: Corporate Governance and Nominating; Regulatory, Sustainability and Public Policy

Professional Experience:

Senior Strategic Advisor for the law firm of Squire Patton Boggs (US) LLP (since 2016)

Retired Speaker of the U.S. House of Representatives

•  U.S. House of Representatives – Speaker of the House (2011 – 2015)

•  U.S. House of Representatives – Minority Leader (2007 – 2010)

•  U.S. House of Representatives – Majority Leader (2006 – 2007)

•  U.S. House of Representatives – Ohio 8th Congressional District (1991 – 2015)

•  Ohio House of Representatives – 57th District (1985 – 1990)

•  President of Nucite Sales, Inc. (sales company in the packaging and plastics industry) (prior to 1990)

Other Current Public Company Directorships: None

Other Directorships, Trusteeships and Memberships: None

Director Qualifications, Attributes, Skills and Experience:

The Governance Committee believes that Speaker Boehner, with his business experience and over 30 years of public service experience, including his 24 years in the U.S. House of Representatives, brings to the Board strong leadership skills and extensive knowledge in the areas of: strategy development and execution; corporate finance and credit; financial reporting, accounting and controls; marketing and brand leadership; governmental regulation; and corporate governance.

Debra A. Crew	Director Since: 2017 Age: 46	Board Committees: None

Professional Experience:

President and Chief Executive Officer of RAI (since January 2017)

• President and Chief Operating Officer of RJR Tobacco (2015 – 2016)

• President and Chief Commercial Officer of RJR Tobacco (2014 – 2015)

• President and General Manager of PepsiCo North America Nutrition (a division of one of the world’s largest food and beverage companies) (2014)

• President of PepsiCo Americas Beverage (2012 – 2014)

• President of Western Europe region of PepsiCo Europe (2010 – 2012)

• Various marketing positions with Mars, Nestle and Kraft Foods (prior to 2010)

• U.S. Army, attaining rank of captain and military intelligence officer (1993 – 1997)

Other Current Public Company Directorships: Stanley Black & Decker, Inc.

Other Directorships, Trusteeships and Memberships: None

Director Qualifications, Attributes, Skills and Experience:

The Governance Committee believes that Ms. Crew, with her combined 24 years of experience in the consumer products industry, tobacco industry and U.S. Army, including her past leadership roles with RJR Tobacco and her current service as the President and CEO of RAI, brings to the Board strong leadership skills, essential insight and perspective regarding the strategic and operational opportunities and challenges of RAI and its operating companies, comprehensive knowledge of the consumer products industry and extensive knowledge in the areas of: strategy development and execution; marketing and brand leadership; governmental regulation; mergers and acquisitions and corporate governance. Ms. Crew’s service on another public company board and committees also brings valuable experience and insight to the Board.

Martin D. Feinstein	Director Since: 2005 Age: 68 Independent	Board Committees: Audit and Finance (Chair); Corporate Governance and Nominating B&W Designee

Professional Experience:

Retired Chairman of Farmers Group, Inc. (a provider of personal property/ casualty insurance) and Farmers New World Life Insurance Company (a provider of life insurance and annuities)

• Chairman of Farmers Group, Inc. and Farmers New World Life Insurance Company (1997 until his retirement in 2005)

• CEO of Farmers Group, Inc. (1997 – 2005)

• President and Chief Operating Officer of Farmers Group, Inc. (1995 – 1996)

• Various management positions with Farmers Group, Inc. (1973 – 1995); Farmers Group, Inc. was an indirect, wholly owned subsidiary of B.A.T. Industries p.l.c., an affiliate of BAT, from 1988 – 1998

Other Current Public Company Directorships: None

Other Directorships, Trusteeships and Memberships: None

Director Qualifications, Attributes, Skills and Experience:

The Governance Committee believes that Mr. Feinstein, with his nearly 36 years of operational and financial management experience in the insurance industry, including his service as the chairman, CEO and chief operating officer of a national insurance company, brings to the Board strong leadership skills and extensive knowledge in the areas of: strategy development and execution; financial reporting, accounting and controls; insurance and risk management; governmental regulation; and corporate governance. Mr. Feinstein’s prior service on other public and private company boards and committees also brings valuable experience and insight to the Board.

Luc Jobin	Director Since: 2008 Age: 57 Independent	Board Committees: Audit and Finance

Professional Experience:

President and Chief Executive Officer of Canadian National Railway Company (a rail and related transportation business) (since July 2016)

• Executive Vice President and Chief Financial Officer of Canadian National Railway Company (2009 – 2016)

• Executive Vice President of Power Corporation of Canada (PCC) (an international management and holding company), with responsibility for overseeing PCC’s diversified portfolio of investments (2005 – 2009)

• President and CEO of Imperial Tobacco (2003 – 2005)

• Variety of financial and executive management positions with Imasco Limited and its Canadian tobacco subsidiary, Imperial Tobacco (1981 – 2003); Imasco became a BAT subsidiary in 2000

Other Current Public Company Directorships: None

Other Directorships, Trusteeships and Memberships: The Tolerance Foundation

Director Qualifications, Attributes, Skills and Experience:

The Governance Committee believes that Mr. Jobin, with his 37 years of operational and financial management experience, including 22 years in the tobacco industry, where he served as the CEO of a major Canadian tobacco company, and his current service as the president and CEO of a major rail and transportation company, brings to the Board strong leadership skills, comprehensive knowledge of the tobacco industry and extensive knowledge in the areas of: strategy development and execution; financial reporting, accounting and controls; corporate finance, credit and investments; risk management; governmental regulation; and mergers and acquisitions. Mr. Jobin’s service on non-profit boards also brings additional experience and insight to the Board.

Murray S. Kessler	Director Since: 2015 Age: 57 Independent	Board Committees: Audit and Finance; Regulatory, Sustainability and Public Policy

Professional Experience:

Former Chairman, President and Chief Executive Officer of Lorillard, Inc. (the third largest tobacco company in the United States prior to its acquisition by RAI)

• Chairman, President and CEO of Lorillard (January 2011 – June 2015)

• Director, President and CEO of Lorillard (September 2010 – January 2011)

• Vice Chairman of Altria Group, Inc. and President and CEO of UST, Inc., referred to as UST, following the acquisition of UST by Altria (January 2009 – June 2009)

• Chairman of the Board of UST (2008 – 2009)

• President and CEO of UST (2007 – 2008)

• President and Chief Operating Officer of UST (2005 – 2006)

• President of U.S. Smokeless Tobacco Company, a subsidiary of UST (2000 – 2005)

Other Current Public Company Directorships: None

Other Directorships, Trusteeships and Memberships: President of U.S. Equestrian Federation; U.S. Equestrian Team Foundation Trustee; and Villanova University Marketing and Public Policy Center

Director Qualifications, Attributes, Skills and Experience:

The Governance Committee believes that Mr. Kessler, with his more than 34 years of consumer packaged goods experience, including his 15 years in the tobacco industry and his service as the chairman, president and CEO of Lorillard, brings to the Board strong leadership skills, insight and perspective regarding the strategic and operational opportunities and challenges related to the tobacco industry and extensive knowledge in the areas of: strategy development and execution; marketing and brand leadership expertise; financial reporting, accounting and controls; governmental regulation; and corporate governance. Mr. Kessler’s service on other public and private company boards and committees also brings valuable experience and insight to the Board.

Holly Keller Koeppel	Director Since: 2008 Age: 58 Independent	Board Committees: Audit and Finance; Regulatory, Sustainability and Public Policy (Chair)

Professional Experience:

Retired Managing Partner and Co-Head of Corsair Infrastructure Management, L.P. (a provider of management services to investment funds focused on investment opportunities within the infrastructure sectors)

• Co-Head of Corsair Infrastructure Management, L.P. (from March 2015 until her retirement in January 2017)

• Co-Head of Citi Infrastructure Investors (an investment fund focused on investment opportunities in the infrastructure sector) (2010 – March 2015)

• Executive Vice President and Chief Financial Officer of American Electric Power Company, Inc. (AEP) (2006 – 2009)

• Executive Vice President of AEP (2002 – 2006)

• Various other management positions with AEP (2000 – 2002)

Other Current Public Company Directorships: The AES Corporation

Other Directorships, Trusteeships and Memberships: Several privately held companies held by Citi Infrastructure Investors; and The Ohio State University Dean’s Advisory Council

Director Qualifications, Attributes, Skills and Experience:

The Governance Committee believes that Ms. Koeppel, with her more than 36 years of operational and financial management experience, including her service as the chief financial officer of a large power company in a regulated industry, brings to the Board strong leadership skills and extensive knowledge in the areas of: strategy development and execution; financial reporting, accounting and controls; governmental regulation; mergers and acquisitions; and executive compensation. In addition, Ms. Koeppel’s service on other public and private company boards brings valuable experience and insight to the Board.

Jean-Marc Lévy	Director Since: 2016 Age: 55 Independent	Board Committees: Compensation and Leadership Development B&W Designee

Professional Experience:

Executive-in-Residence at the IMD Business School, Lausanne, Switzerland (since January 2015) and Chief Operating Officer of Day Medical SA (a medical devices company) (since June 2015)

• Management Board Director of BAT (2008 – 2014)

• Director, Special Projects for BAT (2014)

• Group Marketing Director for BAT (2010 – 2014)

• Director, Western Europe for BAT (2008 – 2009)

• Various other management positions with BAT (1994 – 2008)

• Various marketing positions for the Kraft Jacobs Suchard Group (prior to 1994)

Other Current Public Company Directorships: None

Other Directorships, Trusteeships and Memberships: Domo Safety SA

Director Qualifications, Attributes, Skills and Experience:

The Governance Committee believes that Mr. Lévy, with his more than 24 years of consumer packaged goods experience, including his 20 years in the tobacco industry and his service as the chief marketing officer of BAT, brings to the Board strong leadership skills, insight and perspective regarding the strategic and operational opportunities and challenges related to the tobacco industry, and extensive knowledge in the areas of: strategy development and execution; marketing and brand leadership expertise; management of global operations; governmental regulation; and executive compensation. Mr. Lévy’s service on a private company board also brings valuable experience and insight to the Board.

Nana Mensah	Director Since: 2004 Age: 64 Independent	Board Committees: Compensation and Leadership Development (Chair); Corporate Governance and Nominating

Professional Experience:

Chairman and Chief Executive Officer of ‘XPORTS, Inc. (a privately held company that exports food packaging and food processing equipment and pharmaceuticals to foreign markets) (since 2005)

• Chief Operating Officer – Domestic of Church’s Chicken, a division of AFC Enterprises, Inc. and one of the world’s largest quick-service restaurant chains, until it was sold to a private equity firm (August 2003 – December 2004)

• Director of R.J. Reynolds Tobacco Holdings, Inc., a wholly owned subsidiary of RAI and formerly a publicly traded company (1999 – 2004)

Other Current Public Company Directorships: Darden Restaurants, Inc.

Other Directorships, Trusteeships and Memberships: Georgetown College (Distinguished Fellow); Children’s Miracle Network Hospitals; World Trade Center Kentucky; and Hospice of the Bluegrass

Director Qualifications, Attributes, Skills and Experience:

The Governance Committee believes that Mr. Mensah, with his 40 years of operational management experience in the consumer and packaged goods industries, including his service as the chief operating officer of national quick-service restaurant chains, brings to the Board strong leadership skills and extensive knowledge in the areas of: strategy development and execution; marketing and brand leadership for consumer products and packaged goods; operational efficiencies; corporate governance; and executive compensation. In addition, Mr. Mensah’s service on other public and private company boards and committees brings valuable experience and insight to the Board.

Lionel L. Nowell, III	Director Since: 2007 Age: 62 Independent	Lead Director Board Committees: Compensation and Leadership Development; Corporate Governance and Nominating

Professional Experience:

Lead Director of the Board of RAI (since January 2017)

Retired Senior Vice President and Treasurer for PepsiCo (one of the world’s largest food and beverage companies)

• Senior Vice President and Treasurer for PepsiCo (August 2001 until his retirement in May 2009)

• Chief Financial Officer for The Pepsi Bottling Group (2000 – 2001)

• Controller for PepsiCo (1999 – 2000)

• Senior Vice President, Strategy and Business Development for RJR Nabisco, Inc. (1998 – 1999)

Other Current Public Company Directorships: American Electric Power Company, Inc. and Bank of America Corporation

Prior Public Company Directorships (within last 5 years): Darden Restaurants, Inc.

Other Directorships, Trusteeships and Memberships: Dean’s Advisory Board at The Ohio State University Fisher College of Business; American Institute of Certified Public Accountants; and Ohio Society of CPAs

Director Qualifications, Attributes, Skills and Experience:

The Governance Committee believes that Mr. Nowell, with his more than 31 years of operational and financial management experience in the consumer products industry, including his service as the senior vice president and treasurer of a multi-national food and beverage company, brings to the Board strong leadership skills and extensive knowledge in the areas of: strategy development and execution; corporate finance, credit and treasury; financial reporting, accounting and controls; executive compensation and risk management. In addition, Mr. Nowell’s service on other public and private company boards and committees brings valuable experience and insight to the Board.

Ricardo Oberlander	Director Since: 2014 Age: 53	Board Committees: None B&W Designee

Professional Experience:

Management Board Director, Americas Region of BAT (the world’s second largest publicly traded tobacco group) (since January 2013)

• Chairman of the Board of BAT’s Souza Cruz subsidiary in Brazil (2013 – 2016)

• Global Consumer Director for BAT (April 2012 – December 2012)

• General Manager of BAT, France (April 2010 – March 2012)

• Variety of marketing positions with BAT and its subsidiaries (1989 – 2010)

Other Current Public Company Directorships: None

Other Directorships, Trusteeships and Memberships: CMO Council Latin American Advisory Board

Director Qualifications, Attributes, Skills and Experience:

The Governance Committee believes that Mr. Oberlander, with his more than 27 years of experience in the tobacco industry and with BAT, brings to the Board strong leadership skills, valuable expertise on the issues related to the tobacco industry and extensive knowledge in the areas of: strategy development and execution; corporate finance and credit; marketing and brand leadership expertise; management of global operations; governmental regulation; and mergers and acquisitions. Mr. Oberlander’s service on other boards, including the management board of BAT, also brings valuable experience and insight to the Board.

Ronald S. Rolfe	Director Since: 2014 Age: 71 Independent	Board Committees: Audit and Finance; Corporate Governance and Nominating B&W Designee

Professional Experience:

Retired Partner of the law firm of Cravath, Swaine & Moore LLP

• Partner (1977 until his retirement in 2010)

• Associate (1970 – 1977)

Other Current Public Company Directorships: Berry Plastics Group, Inc. and Time Inc.

Prior Public Company Directorships (within last 5 years): Noranda Aluminum Holding Corporation

Other Directorships, Trusteeships and Memberships: Advanced Assessment Systems, Inc.; CloudLex, Inc.; Lexvia, Inc. (Advisory Board); Space Time Insight, Inc. (Advisory Board); The Allen-Stevenson School; De La Salle Academy; and The Lawrenceville School (Trustee Emeritus)

Director Qualifications, Attributes, Skills and Experience:

The Governance Committee believes that Mr. Rolfe, with his more than 41 years of legal experience advising boards of directors and senior management of publicly traded and private companies, including companies in the tobacco industry, on a wide range of antitrust, securities, litigation and corporate governance matters, brings to the Board strong leadership skills, valuable legal expertise on the legal issues related to the tobacco industry and extensive knowledge in the areas of: corporate governance; financial reporting, accounting and controls; risk management; compliance; litigation; governmental regulation; and mergers and acquisitions. In addition, Mr. Rolfe’s service on other public and private company boards and committees brings valuable experience and insight to the Board.

John J. Zillmer	Director Since: 2007 Age: 61 Independent	Board Committees: Corporate Governance and Nominating (Chair); Compensation and Leadership Development

Professional Experience:

Retired Executive Chairman of Univar (a leading global distributor of industrial and specialty chemicals and related services)

• Executive Chairman of Univar (May 2012 until his retirement in December 2012)

• President and CEO of Univar (October 2009 – May 2012)

• Chairman and CEO of Allied Waste Industries, Inc.
(nation’s second-largest waste management company) until Allied Waste merged with Republic Services, Inc. (May 2005 – December 2008)

• Executive Vice President of ARAMARK Corporation (2000 – 2004)

• Various management positions with ARAMARK (1986 – 2000)

Other Current Public Company Directorships: CSX Corporation; Ecolab Inc.; Performance Food Group Company; and Veritiv Corporation

Other Directorships, Trusteeships and Memberships: None

Director Qualifications, Attributes, Skills and Experience:

The Governance Committee believes that Mr. Zillmer, with his 38 years of operational and financial management experience, including his service as the CEO of both a global chemical company and a national waste management company, brings to the Board strong leadership skills and extensive knowledge in the areas of: strategy development and execution; operational efficiencies; management of global operations; capital investments; corporate governance; marketing and brand leadership expertise; governmental regulation; executive compensation; and mergers and acquisitions. In addition, Mr. Zillmer’s service on other public company boards and committees brings valuable experience and insight to the Board.

Governance Agreement

The following section is a summary of the material terms of the Governance Agreement and is qualified in its entirety by reference to the full text of the Governance Agreement, which, together with Amendments No. 1, No. 2 and No. 3 to the Governance Agreement, are incorporated by reference into this 2016 Annual Report on Form 10-K. You are encouraged to read the Governance Agreement carefully as it contains important information about the governance of RAI. As described below, the Governance Agreement will terminate automatically and in its entirety upon the completion of the BAT Merger.

Nomination and Election of Directors and Related Matters

In connection with the B&W business combination completed on July 30, 2004, pursuant to which, among other things, the U.S. cigarette and tobacco business of B&W was combined with the business of RJR Tobacco, and B&W became the owner of approximately 42% of RAI’s outstanding common stock, RAI, B&W and BAT entered into the Governance Agreement, which sets forth their agreement regarding various aspects of the governance of RAI, including the nomination and election of RAI directors. The Governance Agreement provides for the Board to consist of 13 persons and for the Board’s slate of nominees for the RAI election of directors to be chosen as follows:

Nominator	Nominee
B&W	B&W has the right to designate for nomination five directors, referred to as the B&W-designated directors, at least three of whom are required to be independent directors and two of whom may be executive officers of BAT or any of its subsidiaries, and each of whom shall be nominated by the Governance Committee.
Governance Committee

The Governance Committee will recommend to the Board for nomination:

•  the chief executive officer of RAI or equivalent senior executive officer of RAI, and

•  the remaining directors, each of whom is required to be an independent director (unless otherwise agreed).

On September 14, 2016, BAT and B&W agreed to permit RAI to temporarily increase the size of the Board to 14 so long as the board size is reduced to 13 by the 2017 annual meeting of shareholders.

The number of directors B&W is entitled to designate for nomination to the Board could be lower due to future reductions in the amount of RAI common stock that BAT and its subsidiaries, referred to as the BAT Group, own. (As of the date of this Amendment No. 1, the BAT Group owns approximately 42% of RAI common stock.) Specifically, the Governance Agreement provides that designations by B&W will be subject to the following limitations:

If the BAT Group’s ownership interest in RAI as of a specified date is:	B&W will have the right to designate:
• less than 32% but greater than or equal to 27%	• two independent directors; and • two directors who may be executive officers of BAT or any of its subsidiaries.
• less than 27% but greater than or equal to 22%	• two independent directors; and • one director who may be an executive officer of BAT or any of its subsidiaries.
• less than 22% but greater than or equal to 15%	• one independent director; and • one director who may be an executive officer of BAT or any of its subsidiaries.
• less than 15%	• no directors.

The ownership thresholds described above will not reflect any decreases in the BAT Group’s percentage ownership due to issuances of equity securities by RAI.

In addition, the Governance Agreement provides that in no event will the number of directors designated by B&W, divided by the total number of directors then comprising the Board, exceed the number of directors which B&W is then entitled to designate pursuant to the terms of the Governance Agreement divided by 12, rounded up to the nearest whole number. Thus, B&W will not be permitted to designate a sufficient number of directors to constitute a majority of the Board unless and until the foregoing provisions of the Governance Agreement are terminated. Generally, such termination would require either a specified breach of the Governance Agreement by RAI or BAT’s beneficial ownership of all outstanding shares of RAI common stock. See “— Termination of the Governance Agreement” below. B&W is entitled to approximately proportionate representation, as designated by B&W, on all Board committees so long as any B&W nominee is on the Board.

For purposes of the Governance Agreement, an independent director means a director who would be considered an “independent director” of RAI under the NYSE listing standards, as such listing standards may be amended from time to time, and under any other applicable law mandating, or imposing as a condition to any material benefit to RAI or any of its subsidiaries, the independence of one or more members of the Board, excluding, in each case, requirements that relate to “independence” only for members of a particular committee or directors fulfilling a particular function. The Governance Agreement further provides that no person shall be deemed to be an “independent director” if such person is, or at any time during the three years preceding the date of determination was, a director, officer or employee of BAT or any of its subsidiaries, other than RAI and its subsidiaries, referred to as the RAI Group, if applicable. In addition, no person will be deemed to be an “independent director” unless such person also would be considered to be an “independent director” of BAT under the NYSE listing standards, whether or not such person is in fact a director of BAT, assuming the NYSE listing standards were applicable to BAT. Under the Governance Agreement, the fact that a person has been designated by B&W for nomination will not by itself disqualify that person as an “independent director.”

Pursuant to the Governance Agreement, in any election of directors or any meeting of RAI shareholders called expressly for removal of directors, as long as after that meeting the Board will include the number of directors required to be designated by B&W in accordance with the Governance Agreement (and assuming that the Board’s entire slate of nominees is elected at the meeting), then the BAT Group is required to attend in person or by proxy for purposes of establishing a quorum at such meeting and are required to vote, and have given RAI an irrevocable proxy to vote, their shares of RAI common stock in favor of the Board’s slate of nominees (and against the removal of any director elected as one of the Board’s slate of nominees). Under the Governance Agreement, however, the BAT Group would not be required to vote in favor of the Board’s slate of nominees (or against a removal) at a particular shareholders’ meeting if an unaffiliated third party has made a material effort to solicit proxies in favor of a different slate of directors for that meeting. In any other matter submitted to a vote of RAI shareholders, the BAT Group generally may vote their RAI shares in their sole discretion, except that for matters where B&W’s approval as a RAI shareholder is required pursuant to the terms of the Governance Agreement and such approval has been given, then B&W is required to vote to approve such matter at any meeting of RAI shareholders at which that proposal is considered.

With respect to the designation of Mr. Lévy as a nominee to the Board in September 2016, B&W requested and received a waiver from the independent directors of RAI (excluding any independent directors designated for nomination by B&W), referred to as the Other Directors, to any objection to B&W’s designation of Mr. Lévy as an “independent director” under the terms of the Governance Agreement. Although Mr. Lévy was an employee of BAT during the three years immediately preceding his designation by B&W, he left BAT in December 2014, and the Board determined that he is “independent” under the NYSE listing standards.

The Governance Agreement requires the approval of B&W, as a RAI shareholder, or the approval of the B&W-designated directors in order for RAI to take various actions. The approval of a majority of the B&W- designated directors is required for the Board to approve:

•	so long as the BAT Group’s percentage interest in RAI is at least 32%, the issuance of securities comprising (either directly or upon conversion or exercise) 5% or more of RAI’s voting power other than certain issuances for cash, if such issuance would require the approval of the RAI shareholders under NYSE rules (substituting 5% for NYSE’s 20% threshold under its rules and disregarding any exceptions included in those rules); and

•	so long as the BAT Group’s percentage interest in RAI is at least 25%, the repurchase of shares of RAI common stock, subject to certain exceptions (including if a dividends-declared threshold has been met).

The approval of B&W, as an RAI shareholder, is required for:

•	any RAI action which would discriminatorily impose limitations, or deny benefits to, the BAT Group as RAI shareholders;

•	any RAI disposition of RAI intellectual property relating to certain B&W international brands, subject to exceptions;

•	any amendments to RAI’s articles of incorporation, bylaws or Board committee charters, in each case which amendment would conflict in any material respect with the provisions of the Governance Agreement, or any amendment or repeal of the RAI bylaws related to committees of the Board or the ability of continuing directors to vote on a matter; and

•	the adoption or implementation of takeover defense measures applicable to the acquisition of beneficial ownership of any RAI equity securities by BAT or its subsidiaries, other than the replacement of RAI’s shareholder rights plan which expired on July 30, 2014. However, such replacement plan must be in substantially the same form as the expired plan, which generally exempts B&W and its non-RAI affiliates (including BAT) from the plan’s applicability.

The Governance Agreement also requires that any material contract or transaction between or involving RAI or its subsidiaries and BAT or its subsidiaries be approved by a majority of RAI’s Other Directors. A special committee of the Board comprised solely of all the Other Directors as of October 28, 2016, referred to as the Transaction Committee, was formed to evaluate the BAT Merger Agreement and consider the BAT Merger.

The nomination, election and other provisions described above and below will remain in effect indefinitely, unless terminated or expired as described below.

Standstill Provisions; Transfer Restrictions

At the time of entry into the Governance Agreement, the Governance Agreement contained standstill provisions which expired by their terms on July 30, 2014 (the tenth anniversary of the Governance Agreement) and no longer apply. Such standstill provisions, among other things, prohibited the BAT Group from acquiring, or making a proposal to acquire, beneficial ownership of additional shares of RAI common stock during the standstill period. The expiration of the standstill provisions did not affect the other provisions of the Governance Agreement, including, without limitation, the provisions relating to the nomination and election of directors and related matters which remain in effect.

The Governance Agreement restricts the ability of the BAT Group to sell or transfer shares of RAI common stock. These transfer restrictions will remain in effect indefinitely unless terminated as described below. Specifically, the BAT Group may not, except in connection with a tender offer or exchange offer (provided that the Board has not recommended to RAI shareholders that such offer be rejected):

•	sell or transfer, directly or indirectly, RAI common stock if, to B&W’s knowledge, the acquiring party or group would beneficially own (or have the right to acquire) 7.5% or more of the voting power of all of RAI’s voting stock after giving effect to such sale or transfer, or

•	in any six-month period, sell or transfer, directly or indirectly, RAI common stock representing more than 5% of the voting power of all of RAI’s voting stock without first obtaining the consent of a majority of the Other Directors.

Notwithstanding these restrictions, the BAT Group may transfer any of its shares of RAI common stock to other members of the BAT Group, and any such transferee may make similar transfers, provided the transferee agrees to be bound by the terms of the Governance Agreement and, provided further, that all shares of RAI common stock held by a member of the BAT Group and a permitted transferee will be taken into account for purposes of calculating any ownership thresholds applicable to the BAT Group under the Governance Agreement.

Termination of the Governance Agreement

The Governance Agreement has no specified termination or expiration date and will remain in effect until one of the events of termination described below occurs.

The Governance Agreement will terminate automatically and in its entirety if the BAT Group’s ownership interest in RAI increases to 100%, or falls below 15%, referred to as a 15% termination, or if a third party or group beneficially owns or controls more than 50% of the voting power of all of RAI’s voting stock, referred to as a third party termination.

BAT and B&W may elect to terminate the Governance Agreement in its entirety, in each case after notice and opportunity to cure, if B&W nominees proposed in accordance with the Governance Agreement are not elected to serve on the Board or its committees, referred to as an election termination, or if RAI has deprived B&W nominees of such representation for “fiduciary” reasons, referred to as a fiduciary termination, or has willfully deprived B&W or its board of directors nominees of any veto rights, referred to as a veto termination.

BAT and B&W also may terminate the restriction on Board representation in excess of proportionate representation, the obligation to vote its shares of RAI common stock for the Board’s slate of director nominees (and related irrevocable proxy), and the RAI share transfer restrictions of the Governance Agreement if RAI willfully and deliberately breaches, after notice and opportunity to cure, the provisions regarding B&W’s board of directors and board committee representation, referred to as a willful termination.

Permitted Form of RAI Shareholder Rights Plan

The Governance Agreement requires the approval of B&W for RAI or any of its subsidiaries to adopt or implement any takeover defense measures, including a shareholder rights plan, that would apply to the acquisition of beneficial ownership of shares of RAI common stock by BAT or any of its subsidiaries. However, the Board is permitted to adopt a replacement of RAI’s rights plan which expired on July 30, 2014, as long as the replacement is in the same form as the expired form in all material respects.

That form of shareholder rights plan would impose a substantial penalty upon any person or group that acquires beneficial ownership of 15% or more of the outstanding shares of RAI common stock without the approval of the Board. However, B&W and BAT generally would be exempted from the application of the rights plan.

Termination of some or all of the provisions of the Governance Agreement would have differing effects on the applicability of the rights plan to B&W and BAT. If a 15% termination occurred, the rights plan would fully apply to B&W and BAT. If a third party termination occurred, the rights plan would not apply to B&W and BAT. If an election termination, a fiduciary termination, or a veto termination occurred, the rights plan would apply if B&W or BAT were to increase their RAI share ownership above the level to which B&W and BAT had increased their RAI share ownership after the July 30, 2014 expiration of the standstill provision. If a willful termination occurred, the rights plan would not apply to B&W and BAT.

Registration Rights

The Governance Agreement also grants the BAT Group the right to have shares of RAI common stock held by them to be registered under the securities laws in certain circumstances. The disposition of RAI common stock by the BAT Group using registration rights is subject to the transfer restrictions described above.

Choice of Law and Forum Selection

RAI has consented to the choice of law and forum selection provisions contained in the Governance Agreement, which provide that, (1) except to the extent specially required by the NCBCA, the Governance Agreement will be governed by, and construed in accordance with, the laws of the State of Delaware and (2) the parties agree to litigate any disputes arising under the Governance Agreement in the federal district court located in Delaware or in the Delaware Court of Chancery.

Committees and Meetings of the Board of Directors

Audit and Finance Committee

The Audit and Finance Committee, referred to as the Audit Committee, is composed of five directors: Martin D. Feinstein (Chair), Luc Jobin, Murray S. Kessler, Holly Keller Koeppel and Ronald S. Rolfe, each of whom has been determined by the Board to be “independent” and “financially literate” as such terms are defined by applicable NYSE listing standards and SEC regulations. In addition, the Board has determined that all of the members of the Audit Committee meet the definition of an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

Code of Conduct

RAI has adopted a Code of Conduct that applies to all directors, officers and employees of RAI and its subsidiaries, including RAI’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. All directors, officers and employees annually complete a certification of compliance with the Code of Conduct. The Code of Conduct is intended to constitute a “code of ethics” within the meaning of Item 406(b) of Regulation S-K. Any amendment to, or waiver from, a provision of RAI’s Code of Conduct (other than technical, administrative or other non-substantive amendments) that applies to any director or executive officer of RAI will be disclosed on our website at www.reynoldsamerican.com, by distributing a press release or by filing a current report on Form 8-K with the SEC within four business days following the amendment or waiver. The Code of Conduct can be found in the “Governance” section of our website at www.reynoldsamerican.com, or can be requested, free of charge, by writing to the Office of the Secretary, Reynolds American Inc., P.O. Box 2990, Winston-Salem, North Carolina 27102-2990.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires RAI’s directors and executive officers, and any persons holding more than 10% of RAI’s equity securities, to file with the SEC reports disclosing their initial ownership of RAI’s equity securities, as well as subsequent reports disclosing changes in such ownership. To RAI’s knowledge, based solely on a review of such reports furnished to it and written representations by certain reporting persons that no other reports were required, during the 2016 fiscal year, RAI’s directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements.

For information regarding the executive officers and certain significant employees of RAI, see “Executive Officers and Certain Significant Employees of the Registrant” in Item 1 of Part I of this 2016 Annual Report on Form 10-K.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis explains our executive pay program as established for the six individuals listed below, who collectively constitute our named executive officers for 2016. At times we refer to our named executive officers other than Susan M. Cameron as the other named executive officers, and Joseph P. Fragnito as the new named executive officer. The compensation for our named executive officers is presented in additional detail in the tables and narratives following this discussion and analysis in accordance with SEC rules.

Named Executive Officers

The table below lists the name, current (or former) title and current (or former) employer of each of our named executive officers for 2016:

Name	Title	Employer
Susan M. Cameron	Executive Chairman of the Board	RAI
Debra A. Crew	President and Chief Executive Officer	RAI
Andrew D. Gilchrist	Executive Vice President and Chief Financial Officer	RAI
Martin L. Holton III	Executive Vice President, General Counsel and Assistant Secretary	RAI
Joseph P. Fragnito	President and Chief Commercial Officer	RJR Tobacco
Jeffery S. Gentry	Former Executive Vice President	RJR Tobacco

Transitions Involving Our Named Executive Officers During 2016

During 2016, we experienced a number of transitions involving our named executive officers:

•	Ms. Cameron retired as President and CEO of RAI on December 31, 2016, and became Executive Chairman of the Board on January 1, 2017.

•	Ms. Crew served as the President and Chief Operating Officer of RJR Tobacco through October 24, 2016. She became President and CEO–Elect of RAI on October 24, 2016, and became President and CEO of RAI on January 1, 2017.

•	Mr. Fragnito joined RJR Tobacco as its President and Chief Commercial Officer on October 24, 2016.

•	In accordance with previously announced plans, Dr. Gentry departed from his role as Executive Vice President of RJR Tobacco on April 30, 2016.

Executive Summary

Announcement of Entry into Agreement and Plan of Merger with BAT

On January 17, 2017, we announced that RAI had entered into an agreement and plan of merger with BAT, our largest shareholder, under which the BAT Group will acquire the remaining 57.8% of RAI common stock that the BAT Group does not currently own. The transaction is expected to close in the third quarter of 2017, subject to shareholder and regulatory approvals, and other customary closing conditions.

2016 Business Highlights

2016 was another milestone year for our businesses. The completion of the integration initiatives for the Lorillard acquisition ahead of schedule significantly strengthened RJR Tobacco’s drive-brand portfolio and operational performance. Efficient execution of our operating companies’ drive-brand growth strategies resulted in strong performance for our operating companies’ key drive brands. The $5 billion sale of NATURAL AMERICAN SPIRIT’s business outside the U.S. (completed in January 2016) enabled us to accelerate debt repayment and reduce our leverage ratio. Our operating companies’ innovative products designed to meet the changing preferences of adult tobacco consumers are providing a solid foundation for long-term commercial success in a rapidly evolving marketplace, while underscoring our commitment to reducing the harm caused by tobacco.

Key Business Highlights for 2016

*  Strong growth in net sales and earnings

*  Completion of the integration initiatives for Lorillard acquisition ahead of schedule

*  Market share growth for NEWPORT and NATURAL AMERICAN SPIRIT premium brands

*  Market share growth for Total Drive Brands portfolio (NEWPORT, NATURAL AMERICAN SPIRIT, CAMEL and PALL MALL)

*  Launch of RAI Innovations Company to drive speed-to-market of leading-edge products

*  National launch of VUSE Vibe high volume cartridge and closed tank system as an addition to VUSE’s top-selling product line in convenience/gas stores

*  Sale of the international rights to the NATURAL AMERICAN SPIRIT brand

*  Selection to Dow Jones Sustainability World Index — the top performing tobacco company

Outstanding total shareholder returns. Our operating companies continued delivery of excellent operating performance, including the impact of NEWPORT’s successful integration, enabled us to accelerate returns to our shareholders in 2016. RAI’s total shareholder return was 26% for 2016, was 151% for the three-year period from 2014-2016, and has significantly outpaced the S&P 500 over the past one-, three-, five- and 10-year periods. We also continued to demonstrate our commitment to returning value to our shareholders by increasing our quarterly dividend by 28% in 2016, and increasing our target dividend payout ratio to 80% of our adjusted net income.

Total Shareholder Return

(through December 31, 2016)

Source: Bloomberg

Summary of 2016 Executive Compensation Program

Our executive compensation program is designed to help us (1) reward our management for strong performance and the successful execution of our business plans and strategies, (2) align management’s compensation interests with the long-term investment interests of our shareholders, (3) attract, motivate, and help retain exceptional management talent, and (4) provide adequate pay to overcome the reluctance that some people may have to work in a controversial industry such as the tobacco industry. The Board’s Compensation and Leadership Development Committee, sometimes referred to as the Compensation Committee, is responsible for structuring and administering the program.

The principal components of the 2016 compensation program for our named executive officers included:

Moderate fixed pay

•	Base salary targeted at the revenue size-adjusted 50th percentile of our peer group of food, beverage, tobacco and non-durable consumer goods companies.

Targeted total compensation amounts

•	Total compensation opportunity targeted approximately 10% above the revenue size-adjusted median of our peer group of food, beverage, tobacco and non-durable consumer goods companies. This results from targeting annual cash compensation (base salary + target annual incentive) and stock-based incentives at the midpoint between the size-adjusted 50th and 75th percentiles of the peer group. We do this to enhance our ability to compete for executive talent in our industry.

Performance-based incentives

•	Balanced annual incentive program driven by both financial and marketplace performance; and

•	Stock-based incentive program based entirely on performance and aligned with shareholder interests through links to stock price, dividend maintenance and financial and marketplace performance.

2016 Pay Mix

RAI is committed to maintaining a pay for performance environment that strongly aligns compensation with results. The predominant portion of the total compensation opportunity for our named executive officers is variable or “at risk” and designed to result in payouts that are directly linked to our actual performance for the respective performance period. The charts below provide a breakdown of the 2016 pay elements (at target) for RAI’s CEO (Ms. Cameron in 2016) and our other named executive officers (NEOs) (on average).

Components of 2016 Named Executive Officer Compensation Program

The principal components of compensation for our named executive officers in 2016 were as follows:

Pay Element	Purpose	Description	Link to Performance

Base salary	Attract and help retain leadership talent, provide a competitive basis of compensation that rewards core competence in the executive role and recognize the executive’s skills, experience and contributions.	Fixed portion of cash compensation.	Base salary levels and base salary merit increases are tied to the individual’s performance and influenced by peer group compensation data for other executives in comparable positions.

Annual incentive awards	Provide executives with clear financial incentive to achieve critical short-term financial and marketplace goals linked to continued corporate growth and shareholder value creation.	Annual cash incentive payout based on company performance against pre-established corporate financial and operating targets.	Payout based entirely on company performance on two equally weighted components: financial (adjusted earnings per share) and marketplace (market share growth or wholesale shipment volume for specific key brand categories).

Stock- based incentive awards	Align significant portions of executive compensation to company performance as measured by financial and marketplace performance, dividend maintenance and stock price growth and promote the retention of executive talent.	Performance-based awards in the form of performance shares, settled in stock, earned based on company financial and marketplace performance and dividend maintenance over a three-year or one-year period.	Payout value based entirely on company performance and aligned with shareholder interests through links to stock price, dividend maintenance and financial and marketplace performance, with dividend equivalents only paid on shares actually earned.

Retirement, severance and other benefits	Provide executives with appropriate financial safeguards for individual circumstances or events and meet competitive market practices with regard to such benefits.	Health and welfare benefits, defined contribution and/or defined benefit retirement plans, life insurance, severance programs and other benefits generally provided to all employees, and limited perquisites.	Since these benefits are generally made available to all employees or offered to meet competitive market practices, there is no specific performance component, but the programs function to help retain key executives.

Pay for Performance

Summary of Key 2016 Compensation Actions for Ms. Cameron

As noted in our prior proxy statements, due to Ms. Cameron rejoining RAI on May 1, 2014, her annual review cycle and related incentive performance period run from May 1 through April 30. In May 2016, the Compensation and Leadership Development Committee and Board approved the following with respect to Ms. Cameron’s compensation:

•  a merit increase of 6.0% of her base salary, driven by her “Exceeds” individual performance rating, using the same review process used for all of our employees. Since Ms. Cameron’s base salary prior to the merit increase exceeded the market 65th percentile cap, her merit increase was paid to her in a lump sum and her 2016 base salary remained unchanged;

•  a 2015/2016 annual incentive award payout of 140% of her target annual incentive opportunity. The Compensation and Leadership Development Committee and Board took into consideration the strong performance of RAI and its operating companies against the 2015 underlying performance metrics and her outstanding leadership and achievements on her other performance goals; and

•  performance shares granted in 2015 vested and were paid out in shares of RAI stock at 185% of target based on the Compensation and Leadership Development Committee’s and Board’s consideration of the achievements of RAI and its operating companies on the 2015 annual incentive program (score of 140%), Ms. Cameron’s outstanding leadership and achievements on her other performance goals (particularly those related to the closing of the Lorillard transaction, the sale of the international rights to the NATURAL AMERICAN SPIRIT brand and CEO succession planning) and RAI’s satisfaction of the minimum cumulative dividend requirement for the performance period. The value of the performance shares granted to Ms. Cameron increased from $37.86 per share (as adjusted for the two-for-one split of RAI common stock effected in August 2015, referred to as the 2015 Stock Split) on the May 7, 2015 grant date to $49.86 per share (as adjusted for the 2015 Stock Split) on the May 7, 2016 vesting date, the same increase in value experienced by our shareholders over the same time period.

Summary of Key 2016 Compensation Actions for Other Named Executive Officers

The Compensation and Leadership Development Committee approved the following with respect to 2016 compensation for the other named executive officers (except Mr. Fragnito):

•  moderate merit increases in early 2016 of 3.0% to 6.0% of base salary for the other named executive officers (except Mr. Fragnito), driven by individual performance ratings for the prior year, using the same review process used for all of our employees;

• annual incentive target increase of 5% for Ms. Crew to more closely align the target to market;

•  2016 annual incentive awards payout of 113% of target driven by above target performance on both adjusted earnings per share and premium brands (NEWPORT and NATURAL AMERICAN SPIRIT) market share growth; and

•  2014 performance shares vested and paid out in shares of RAI stock at 128% of target based on (1) above target financial and marketplace performance over the 2014-2016 performance period, and (2) satisfaction of the minimum cumulative dividend requirement for that three-year performance period. The value of the performance shares granted increased from $26.65 per share (as adjusted for the 2015 Stock Split) on the March 3, 2014 grant date to $61.39 per share on the March 3, 2017 vesting date, the same increase in value experienced by our shareholders over the same time period.

As demonstrated above, and as further illustrated in the analysis that follows, the compensation earned by our named executive officers for 2016 was directly aligned with both our pay for performance philosophy and our actual performance over the respective performance periods.

Summary of Key 2016 Compensation Actions for New Named Executive Officer

As discussed above, Mr. Fragnito joined RJR Tobacco as its President and Chief Commercial Officer in October 2016. RJR Tobacco provided Mr. Fragnito with a compensation package consistent with its desire to attract exceptional management talent while also rewarding him for performance that aligns with the long-term investment interests of our shareholders. As discussed more fully below, on October 17, 2016, Mr. Fragnito entered into an offer letter pursuant to which he receives:

• an initial annual base salary of $500,000;

• an initial annual target incentive opportunity of 100% of his annual base salary commencing in 2017;

•  an initial target long-term incentive opportunity of 250% of his annual base salary in the form of a grant of performance shares (subject to a dividend threshold and performance goals determined by the Compensation and Leadership Development Committee), which for 2016 was prorated and has a performance period from October 1, 2016 through December 31, 2018;

•  a retention grant in the form of restricted stock units with a target value of $1,000,000 (50% of which generally will vest on December 15, 2017, and 50% of which generally will vest on December 15, 2018), which, upon its vesting, will be settled in shares of RAI common stock; and

• a sign-on bonus of $350,000.

In addition, Mr. Fragnito is eligible for the other benefits provided to newly hired executives (including future retirement benefits under the 401(k) retirement plan and participation in the Executive Severance Plan). The individual features of the compensation package provided to Mr. Fragnito are discussed in greater detail below.

Executive Compensation and Governance Best Practices

Our Compensation and Leadership Development Committee, comprised entirely of “independent” directors, regularly monitors and implements best practices in executive compensation and governance.

What We DO
✓	Compensation and Leadership Development Committee directly retains an independent executive compensation consultant
✓	Design compensation programs to align pay with actual performance
✓	Use value-creating measures in incentive programs aligned with shareholder interests
✓	Set compensation component levels after consideration of peer group compensation market data
✓	Annually assess and design our compensation programs to mitigate compensation-related risks
✓	Maintain caps on annual and stock-based incentive awards
✓	Include clawback provisions in our incentive agreements allow for recoupment in certain situations
✓	Require double trigger equity vesting upon a change in control for 2016 and 2017 stock-based incentive awards
✓	Maintain anti-hedging policy applicable to executives and directors
✓	Maintain robust stock ownership guidelines for executives and directors
✓	Perform semi-annual reviews of tally sheets illustrating cumulative effect of compensation decisions
✓	Provide limited and modest use of perquisites with no income tax gross-ups
✓	Provide moderate severance arrangements that gain important protections for our businesses, such as non-competition and non-disclosure covenants and assistance with future litigation

What We DON’T DO
X	No excise tax gross-ups for new executives (since 2009)
X	No history of backdating or repricing of stock options (we do not currently grant stock options)
X	No dividend equivalents paid on unearned performance shares
X	No counting of performance share awards or unvested restricted stock towards stock ownership guidelines

Consideration of 2016 Say-on-Pay Vote Results

In July 2016, the Compensation and Leadership Development Committee reviewed the results of our 2016 “say-on-pay” vote, in which we received over 93% approval from our shareholders of our named executive officer compensation, our sixth consecutive year of greater than 92% approval. Given that, the Compensation and Leadership Development Committee continued the philosophy, compensation objectives and governing principles it has used in recent years when making decisions or adopting policies regarding named executive officer compensation for 2016 and beyond. The Compensation and Leadership Development Committee regularly monitors voting policy changes adopted by our institutional shareholders and their advisors, and will continue to take those voting policies into account when considering changes to our executive compensation program.

2016 Shareholder Engagement

During 2016, we continued to engage with several large institutional investors regarding our executive compensation program and our corporate governance policies and practices. The feedback from these shareholders was generally favorable, and no significant concerns were raised.

The following discussion should be read together with the information presented in the compensation tables, the footnotes and the narratives to those tables and the related disclosures appearing elsewhere in this 2016 Annual Report on Form 10-K.

Compensation Decision-Making Process

Compensation Philosophy and Objectives

Our executive compensation program serves two primary objectives: (1) reward our management for strong performance and successful execution of our business plans and strategies; and (2) attract, motivate, and retain exceptional management talent. Consistent with these objectives, a meaningful portion of the annual compensation, and all of the long-term or stock-based incentive compensation, of each named executive officer is variable and “at risk” in that the receipt or value of that compensation depends upon the attainment of specific performance goals by RAI and its operating companies that drive long-term value. This compensation structure aligns management’s interests with the long-term investment interests of our shareholders by tying a substantial portion of pay to performance.

As noted above, our total compensation opportunity is targeted each year at approximately 10% above the revenue size-adjusted median of a peer group of food, beverage, tobacco and non-durable consumer goods companies, referred to as the peer group. This is due to the need to compete with other tobacco companies that tend to pay higher given both the controversial nature of the industry and the decline in the social acceptability of smoking. The Compensation and Leadership Development Committee periodically requests evidence to support the existence of, and need for, higher executive compensation opportunities in the tobacco industry. The 10% differential is the result of the following process:

•	Although we would prefer to compare our compensation program solely to other tobacco companies, there is only one U.S.-based, U.S.-oriented tobacco public company against which to directly compare. Thus, we begin our benchmarking process with a broader peer group, the companies which we view as most comparable to our businesses and with which we compete for executive talent.

•	We target base salaries at the size-adjusted median of the peer group. However, to approximate the higher pay of competitor tobacco companies, we target both our annual cash compensation (base salary + target annual incentive) and our long term or stock-based incentives at the midpoint between the size-adjusted 50th and 75th percentiles of what is mostly a non-tobacco peer group.

The result for 2016 was a pay philosophy approximately 10% higher than the revenue size-adjusted 50th percentile of the peer group. This historically has allowed RAI to compete successfully for executive talent within our industry and in adjacent industries such as food, beverage and consumer products.

Peer Group and Compensation Benchmarking

In evaluating and determining appropriate levels of base salary, annual incentive, and long-term or stock-based incentives for our named executive officers, the Compensation and Leadership Development Committee annually reviews peer group information showing the compensation paid to executives holding similar positions at those companies in the peer group. In making its determinations about total and individual component compensation opportunity levels, the Compensation and Leadership Development Committee considers such peer group information, along with factors such as internal equity and specialized job accountabilities. Based on an analysis performed by Meridian, its independent compensation consultant, the Compensation and Leadership Development Committee approved the use of a peer group consisting of public companies in the food, beverage, tobacco and non-durable consumer products industries that were aligned in size with us (and then revenue size-adjusted) and provided the necessary data to benchmark our entire executive population. This comparator peer group consisted of a combination of the only U.S.-based, U.S.-oriented public company that competes directly with our operating companies in the tobacco business — Altria Group, Inc. — and certain companies outside the tobacco industry that sell brand-focused consumer products and have annual revenues ranging from approximately one-half to six times that of RAI. All peer group data is size-adjusted by Meridian through regression analysis using revenues as the independent variable. The peer group provides a useful comparison based, among other things, on their similarity in size, revenues, net income, market capitalization and scope of operations, and represents those companies that RAI and its subsidiaries were most likely to compete against for their executive talent.

In the fourth quarter of 2015, at the Compensation and Leadership Development Committee’s direction, Meridian reviewed and confirmed, using information from Aon Hewitt’s Total Compensation Measurement™ Database, compensation data for the same 25 peer companies used for the prior year. RAI’s revenues for the prior fiscal year were $10.7 billion, an amount that was moderately above the peer group’s median annual revenues of $9.3 billion.

The peer group used by the Compensation and Leadership Development Committee for its 2016 compensation decisions consisted of the same 25 peer companies operating in the food, beverage, tobacco or non-durable consumer products industries used for the prior year:

2016 Executive Compensation Peer Group
Altria Group, Inc. (MO)	The Hershey Company (HSY)
Avon Products, Inc. (AVP)	Hormel Foods Corporation (HRL)
Campbell Soup Company (CPB)	The J. M. Smucker Company (SJM)
The Clorox Company (CLX)	Kellogg Company (K)
The Coca-Cola Company (KO)	Keurig Green Mountain, Inc. (GMCR)
Colgate-Palmolive Company (CL)	Kimberly-Clark Corporation (KMB)
ConAgra Foods, Inc. (CAG)	Kraft Foods Group, Inc. (KRFT)
Constellation Brands, Inc. (STZ)	McCormick & Company, Incorporated (MKC)
Dean Foods Company (DF)	Mead Johnson Nutrition Company (MJN)
Dr Pepper Snapple Group, Inc. (DPS)	Molson Coors Brewing Company (TAP)
Energizer Holdings, Inc. (ENR)	Mondelez International, Inc. (MDLZ)
The Estee Lauder Companies Inc. (EL)	PepsiCo, Inc. (PEP)
General Mills, Inc. (GIS)

Analysis of 2016 Named Executive Officer Compensation Decisions

For 2016, our compensation program was again designed to focus our named executive officers on achieving our short-term and long-term financial and strategic goals, and increasing shareholder value, while limiting excessive risk taking. In this way, 2016 compensation was tied specifically to our short-term and long-term performance.

Each element of compensation and our decisions regarding each element for 2016 fit within our overall pay philosophy and compensation objectives, and we considered how each of such decisions affected our decisions on other elements as part of our 2016 executive compensation program review process.

The 2016 named executive officer compensation decisions related to each of these elements are discussed and analyzed below, together with information about RAI’s other compensation policies and practices.

Annual Compensation

Base Salary

The objective of base salary is to provide fixed compensation based on competitive market data. It is designed to reward core competence in the executive role relative to skills, experience and contributions to the company. We choose to pay base salary because it is a standard element of pay for executive positions and is required to attract and help retain talented executives.

When determining the annual base salary for each of our executive officers when he or she is first hired as, or promoted to become, an executive officer, we generally provide a market competitive salary targeted at or near the revenue size-adjusted 50th percentile (median) of similarly situated positions in the peer group, taking into specific consideration the person’s responsibilities, experience, performance and, in the case of a new hire, whether such person is employed elsewhere (and, if so, at what base salary rate). Executive officer base salaries below the size-adjusted median for similar positions in the peer group are reviewed annually against the peer group market data, and base salary market adjustments may be made to move such base salaries towards the median on January 1 of each year.

The Compensation and Leadership Development Committee approves the initial base salary for all executive officers at the senior vice president level and above, except for RAI’s CEO, Chief Financial Officer and General Counsel, and RJR Tobacco’s President, the compensation for which positions require the approval of the independent members of the Board. In addition to any base salary market adjustments, each named executive officer, like all other employees, generally is eligible to receive an annual performance-based merit increase based on his or her individual performance rating in the same manner and under the same merit increase table applicable to all other employees, as described below.

2016 Base Salary Decisions.

Market Data-Based Base Salary Adjustments. After a review of peer group compensation market data provided by Meridian in December 2015, upon management’s recommendation, no market data-based adjustments were made to the base salary of any named executive officer for 2016. However, see the discussion of annual performance merit increases below.

Annual Individual Performance Evaluations. Each of our named executive officers (other than Ms. Cameron) serving with us at the beginning of 2015 established individual qualitative objectives for 2015 that were consistent with our fundamental core values (principled, creative, dynamic and passionate behavior) and our strategic and operational goals for 2015. At the end of 2015, Ms. Cameron evaluated the performance of the other named executive officers serving with us at that time as to their 2015 individual qualitative objectives. Based on these evaluations, Ms. Cameron assigned each of such other named executive officers a performance rating corresponding to one of the five categories set forth below. In each case, the assigned performance rating was not the result of any specific formulaic process or mathematical calculation. Instead, Ms. Cameron’s subjective assessment of each such named executive officer’s overall achievement against his or her individual qualitative objectives during the year, rather than a calculated amount for each objective, drove the determination of the subjective performance ratings.

Depending on each such named executive officer’s performance rating, the named executive officer was eligible to receive a base salary merit increase, effective April 1, 2016, based on the following merit increase table approved by the Compensation and Leadership Development Committee:

Performance	Rating	Merit Increase Factor
Consistently and significantly exceeds expectations	Exceeds	2.0 times target
Outperforms some expectations and fully meets remaining expectations	High Achieves	1.25 times target
Fully meets expectations	Achieves	1.0 times target
Meets some but not all expectations	Almost Achieves	0.5 times target
Does not meet expectations	Fails to Meet	0

Annual Performance Merit Increases. Under our performance-based merit increase process, generally all employees, including the named executive officers, receiving a rating in a particular performance rating category receive the same merit-based percentage increase in base salary for the next year. For 2016, management reviewed a market outlook and projected 2016 merit increase budget data for the food, beverage, tobacco and non-durable consumer products industries in general. After reviewing such information and our business outlook for 2016 to gain a general understanding of the compensation environment, management recommended, and the Compensation and Leadership Development Committee approved, a target merit increase of 3.0% for 2016, an amount consistent with the median data for our peers.

Annual Performance Evaluation for Ms. Cameron. As noted above, Ms. Cameron rejoined RAI as its President and CEO on May 1, 2014. As a result, her annual review cycle runs from May 1 through April 30. Her individual annual performance evaluation for the period from May 2015 through April 2016 was conducted in May 2016. The Compensation and Leadership Development Committee, with input from the Board, evaluated Ms. Cameron on her individual qualitative objectives for the May 2015 through April 2016 performance period and assigned her a subjective performance rating in the same manner as described above for the other named executive officers.

2016 Base Salary Decision for New Named Executive Officer. The annual base salary for Mr. Fragnito, who became the President and Chief Commercial Officer of RJR Tobacco on October 24, 2016, was determined by taking into specific consideration his responsibilities, experience, performance and base salary at his previous employer. Upon the recommendation of the Compensation and Leadership Development Committee, the independent members of the Board approved an initial annual base salary of $500,000 for Mr. Fragnito. In the future, the Compensation and Leadership Development Committee and the Board will evaluate his annual performance in the same manner described above for the other named executive officers.

Each named executive officer’s 2015 base salary, 2015 performance rating (if applicable), 2016 merit increase factor (expressed as a percentage of such officer’s base salary immediately prior to such increase, if applicable), 2016 base salary merit increase (effective April 1, 2016, if applicable, except as otherwise noted below) and 2016 base salary (effective April 1, 2016, if applicable, except as otherwise noted below), as approved by the Compensation and Leadership Development Committee or the Board (as applicable), are shown in the table below.

Named Executive Officer	2015 Base Salary ($)	2015 Performance Rating	2016 Merit Increase Factor (%)	2016 Base Salary Merit Increase ($)	2016 Base Salary ($)
Susan M. Cameron(1)(2)	1,300,000	Exceeds	6.00	78,000	1,300,000
Debra A. Crew	766,000	High Achieves	3.75	28,700	794,700
Andrew D. Gilchrist	700,300	High Achieves	3.75	26,300	726,600
Martin L. Holton III(2)	606,700	Exceeds	6.00	36,400	635,142
Joseph P. Fragnito	N/A	N/A	N/A	N/A	500,000
Jeffery S. Gentry(3)	524,000	Achieves	3.00	15,700	539,700

(1)	As noted above, Ms. Cameron’s annual performance evaluation for the May 2015 through April 2016 performance period was conducted in May 2016, and her merit increase was effective May 1, 2016.

(2)	As described in more detail below under “— Base Salary Increase Limitations,” all, in the case of Ms. Cameron, and a portion, in the case of Mr. Holton, of the base salary merit increases were paid in a lump sum to them.

(3)	Dr. Gentry’s employment terminated on April 30, 2016.

Base Salary Increase Limitations. To ensure that base salary levels do not become too costly and do not escalate above a range that is competitive in the market, we generally impose a cap on the amount of the annual base salary of any salaried employee, including the named executive officers. If an increase would cause the base salary to exceed the size-adjusted 65th percentile for those persons in the peer group holding a comparable position, then the employee or named executive officer receives (in the pay period following the effective date of the increase) the amount of such excess in a lump sum cash payment. Any such lump sum cash payment is not taken into account for purposes of calculating amounts payable under the annual incentive plan, described below, but is considered in determining benefits under other plans, such as our defined contribution and defined benefit plans.

For 2016, Ms. Cameron’s base salary prior to her merit increase exceeded the 65th percentile cap. As a result, her entire merit increase was paid to her in the form of a lump sum. The 2016 merit increase for Mr. Holton placed him above the 65th percentile cap for his position and, as a result, $7,958 of his merit increase was paid to him in a lump sum.

Annual Incentive Compensation

Overview of Annual Incentive Opportunity for 2016. The objective of our annual incentive program is to promote the attainment of critical annual goals that lead to our long-term success. It is designed to reward achievement of specified financial and marketplace goals. We choose to pay this compensation element in order to motivate achievement of annual performance metrics critical to continued company growth and shareholder value creation.

A significant portion of each named executive officer’s annual compensation is linked directly to the attainment of specific corporate financial and operating targets so as to have a material percentage of their annual compensation contingent upon the performance of RAI and its operating companies. Greater responsibilities drive higher annual cash incentive opportunities.

Each named executive officer is eligible to receive an annual cash incentive based on a target incentive opportunity expressed as a percentage of base salary, but the actual annual incentive payout may be higher or lower than the targeted amount, as explained in further detail below.

Annual Incentive Opportunity for Other Named Executive Officers. In 2016, the annual incentive cash opportunity for a specific group of executive officers, including the other named executive officers (except Mr. Fragnito, who was not eligible to participate in the annual incentive award program based on his hire date), was provided under the shareholder-approved RAI Amended and Restated 2009 Omnibus Incentive Compensation Plan, referred to as the Omnibus Plan, with the intention that it would give us the ability to potentially take advantage of certain tax deductions for performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended, referred to as the Code. See “— Deductibility of Compensation” below for additional information about our philosophy on structuring our executive compensation for tax purposes.

For 2016, our annual incentive program for such other named executive officers involved a maximum performance metric based on our cash net income results for the year and was designed to be eligible to qualify as performance-based compensation under Section 162(m) of the Code. Achievement of the maximum performance metric established a maximum limitation on the dollar amount of the annual cash incentive that could be paid to each other named executive officer for the 2016 performance period (specifically by establishing a maximum award pool that could be paid to each such other named executive officer). As permitted under the Omnibus Plan, the Compensation and Leadership Development Committee, using negative discretion, could then pay an annual incentive amount less than such maximum award pool (subject to any other award limitations contained in the Omnibus Plan) to each such other named executive officer guided by its review and consideration of the performance of RAI and its operating companies against underlying performance metrics and targets more reflective of the performance of the companies regarding the specific business goals for the year, as explained in more detail below.

2016 Annual Incentives for Other Named Executive Officers. In February 2016, the Board and the Compensation and Leadership Development Committee approved a performance formula based on RAI’s cash net income (a performance metric previously approved by RAI’s shareholders) for determining a maximum annual incentive award pool under the Omnibus Plan for 2016 for each other named executive officer serving at such time. Under the formula, the award pool for each of such other named executive officers was determined based on the following percentages of RAI’s cash net income for the 2016 performance period — Ms. Crew: 0.25%; Mr. Gilchrist: 0.25%; Mr. Holton: 0.25%; and Dr. Gentry: 0.25%. For purposes of determining all incentive award pools described herein, the term “cash net income” means net income from continuing operations in the consolidated statement of income adjusted to eliminate the impact of non-cash items, such as depreciation, amortization, unrealized gains and losses, intangible asset impairments and other non-cash gains/losses included in net income for a specified period. That period for the 2016 annual incentives was January 1, 2016 through December 31, 2016, as reported in RAI’s 2016 Annual Report on Form 10-K.

As discussed above, each such other named executive officer’s annual cash compensation (base salary + target annual incentive) was targeted at the midpoint between the revenue size-adjusted 50th and 75th percentiles for comparable positions in the peer group. The target annual incentive was then determined by subtracting the target median base salary from the target annual cash compensation. After the review of peer group compensation market data provided by Meridian in December 2015, the Board approved a 5% market data-based increase to the target annual incentive opportunity (denominated as a percentage of annual base salary) for Ms. Crew in order to align such target annual incentive with RAI’s pay philosophy. In February 2016, the Board and/or the Compensation and Leadership Development Committee (as applicable) then approved the 2016 target annual incentive opportunity for each of the other named executive officers serving at such time. The target annual incentive opportunity represented the amount that the Board and the Compensation and Leadership Development Committee generally expected to pay out for target company performance during the performance period. The 2016 target annual incentive opportunity, expressed as a percentage of annual base salary and a dollar amount, for each of such other named executive officers is set forth below under “— 2016 Annual Incentive Payouts for Other Named Executive Officers.”

Overview of 2016 Underlying Performance Metrics. For 2016, the Compensation and Leadership Development Committee again used annual incentive performance metrics, referred to as the underlying performance metrics, to guide its use of negative discretion to reduce the annual incentive awards determined based on the cash net income maximum award pools. These performance metrics were chosen because they were reflective of the overall performance of RAI and its operating companies and were believed to have a positive correlation with shareholder returns. This design allowed us to more closely tie final annual incentive payouts to the actual performance that directly helped us achieve our overall business goals.

2016 Underlying Performance Metrics. The following table summarizes the 2016 underlying performance metrics, and the performance of RAI and its operating companies against such metrics, considered by the Compensation and Leadership Development Committee in determining the annual incentive award score for the other named executive officers (except Mr. Fragnito) for 2016.

Performance Metric(1)	Weighting	Threshold	Target	Maximum	2016 Performance(6)	Score(6)
Adjusted Earnings Per Share	50%	$1.80	$2.25	$2.48	$2.31	127%
Market Share:
Total Drive Brands Market Share(2)	30%	(5)	(5)	(5)	Below Target	91%
Premium Brands Market Share Growth(3)	10%	(5)	(5)	(5)	Above Target	153%
GRIZZLY Market Share	6%	(5)	(5)	(5)	Below Target	57%
Transformational Leadership(4)	4%	N/A	N/A	N/A	At Target	100%

					2016 Score	113%

(1)	For additional information on the 2016 underlying performance metrics and scoring, see the narrative under the heading “2016 Annual Incentives” following the 2016 Grants of Plan-Based Awards Table below.

(2)	The Total Drive Brands Market Share metric is based on the total market share for the NEWPORT, NATURAL AMERICAN SPIRIT, CAMEL and PALL MALL drive brands.

(3)	The Premium Brands Market Share Growth metric is based on the combined market share growth for the NEWPORT and NATURAL AMERICAN SPIRIT premium brands.

(4)	The Transformational Leadership metric is based on the Compensation and Leadership Development Committee’s subjective evaluation of the performance of RAI and its operating companies on their transforming tobacco objectives, including VUSE shipments, VUSE market share in measured channels, meeting the FDA’s deeming regulation deadlines and the introduction of new product innovations in the marketplace.

(5)	The specific quantitative 2016 market share goals are not included in this table given the competitively sensitive nature of that information, even on a historical basis. The disclosure of specific market share goals for specific brands and/or combinations of brands would allow competitors to ascertain a damaging level of insight into our operating companies and brand strategies, and devise counter-strategies, particularly with respect to pricing and promotional activities, that would be competitively harmful to our operating companies. For additional information on the market share goals and performance against such goals, see “— Performance Against 2016 Underlying Performance Metrics” below.

(6)	For purposes of evaluating the performance and calculating the score for RAI’s adjusted earnings per share, referred to as adjusted EPS, metric, the impact of certain items is excluded from RAI’s earnings per share in accordance with a pre-approved process that adjusts for such items and is consistent with the manner in which the targets were established and adjusted EPS results are reported in RAI’s earnings releases. As disclosed in RAI’s earnings releases, the following items were excluded for purposes of determining RAI’s adjusted EPS performance: gain on divestitures; mark-to-market pension/postretirement adjustments; implementation costs; charges for Engle progeny cases; and debt and financing costs.

Rationale for 2016 Underlying Performance Metrics. As in prior years, the financial and marketplace components of the annual incentive program were each weighted 50% to balance the two types of performance. All employees of RAI and its subsidiaries (except Ms. Cameron) are rewarded based on the same underlying performance metrics to focus the entire organization on performance that we believe aligns the annual incentive program with the interests of our shareholders.

The 2016 annual incentive program again placed significant emphasis on RAI’s financial performance tied to RAI’s overall earnings through the use of the financial metric — adjusted EPS. The use of adjusted EPS reflected our continued focus on increasing profitability in our operating companies, while at the same time providing flexibility in the allocation of our financial resources. Adjusted EPS performance aligns our interests with the interests of our shareholders through its impact on dividends paid and stock price, while recognizing the efficient use of capital.

The combined weighting of RAI’s market share metrics of 50% reflected our continuing focus on the key strategic growth areas for our operating companies. For 2016, our market share business strategy focused on three key growth performance metrics: (1) Total Drive Brands Market Share consisting of RJR Tobacco’s three drive brands (NEWPORT, CAMEL and PALL MALL) plus Santa Fe Natural Tobacco Company’s drive brand (NATURAL AMERICAN SPIRIT), which enabled the operating companies to focus on the overall performance of the portfolio of drive brands rather than individual brand performance; (2) Premium Brands Market Share Growth for the premium brands — NEWPORT and NATURAL AMERICAN SPIRIT — which enabled the operating companies to focus on the brands with the most growth and profitability potential; and (3) GRIZZLY Market Share — the key drive brand at American Snuff Company, LLC. The weightings for each of these metrics were established to reflect each metric’s relative importance to their strategic role in the overall portfolio of the operating companies.

In addition, a Transformation Leadership metric was added for 2016. The inclusion of this metric, which was subjectively assessed by the Compensation and Leadership Development Committee, reflected the strategic importance of RAI’s transforming tobacco and innovation objectives, while recognizing and balancing the difficulties in objectively measuring overall performance in a fluid business environment.

Performance Against 2016 Underlying Performance Metrics. The 2016 thresholds, targets and maximums on the scoring grid (shown in the table above) for the 2016 underlying performance metrics were set based on management’s 2016 annual operating plan, taking into account the past performance of RAI and its operating companies, approved by the Board and the Compensation and Leadership Development Committee. Each metric target was set at an amount in the approved business plan based upon the belief that the likelihood of actual performance at target was the same as the likelihood of actual performance not reaching the target, with the maximum 2016 annual incentive score being limited to two times the target. We believe the foregoing approach strikes a proper balance, as a particular target should be set high enough so that executives are rewarded for achieving a level of performance that requires considerable collective effort, but not so unrealistically high that the compensation program ceases to be an effective incentive device.

For 2016, our adjusted EPS target was $2.25 (a 13.6% increase over our actual 2015 adjusted EPS) and the threshold and maximum for such metric were set at 20% below and 10% above the target, respectively, reflecting the comparative enhanced difficulty and reduced likelihood of achieving above-target results. Although the preceding table does not include 2016 actual market share targets, thresholds and maximums, given the competitively sensitive nature of that information even on a historical basis, the 2016 market share targets for each of the market share metrics — Total Drive Brands Market Share, Premium Brands Market Share Growth and GRIZZLY Market Share — were set above the actual market shares for the brands comprising each metric achieved in 2015. As discussed above, the objectives under the Transformation Leadership metric were subjectively assessed by the Compensation and Leadership Development Committee.

RAI’s 2016 adjusted EPS performance of $2.31, reflecting the exclusions described above, was significantly above target. Similarly, we exceeded the 2016 market share growth performance target for our Premium Brands Market Share Growth metric, achieving growth significantly above its growth target. Although the Total Drive Brands Market Share metric achieved market share growth, it fell slightly short of its growth target. The GRIZZLY Market Share metric fell short of its growth target, primarily due to competitive activity. After its review of the performance of RAI and its operating companies on their transforming tobacco objectives, taking in to account VUSE shipments, VUSE market share leadership in measured channels, the successful meeting of the FDA’s deeming regulation deadlines and the introduction of new product innovations in the marketplace, the Compensation and Leadership Development Committee scored the Transformation Leadership metric at target.

2016 Annual Incentive Payout Score. After its annual review of the overall 2016 performance of RAI and its operating companies, the Compensation and Leadership Development Committee approved a 2016 annual incentive award program final payout score of 113%.

2016 Annual Incentive Payouts for Other Named Executive Officers. At its February 2017 meeting, the Compensation and Leadership Development Committee certified the annual incentive award pool generated by the performance formulas established for each other named executive officer (except Mr. Fragnito) based on RAI’s 2016 cash net income of $3.2 billion. These award pools were the absolute maximum limitations on the dollar value of awards earned for the 2016 performance period. The Compensation and Leadership Development Committee then exercised negative discretion to reduce the amount of the annual cash incentive award for each such other named executive officer and determined (and had approved by the independent members of the Board, as applicable) the actual 2016 annual cash incentive payouts guided by its consideration of the 2016 performance of RAI and its operating companies against the 2016 underlying performance metrics described above.

The table below shows each such other named executive officer’s annual incentive target (expressed as a percentage of his or her April 1, 2016 base salary and in dollars) and the actual annual incentive payout (expressed as a percentage of annual incentive target, percentage of his or her April 1, 2016 base salary, and in dollars) for 2016:

Named Executive Officer(1)	Annual Incentive Target as % of Base Salary	Annual Incentive Target ($)	Annual Incentive Payout as % of Target	Annual Incentive Payout as % of Base Salary	Annual Incentive Payout(2) ($)
Debra A. Crew	120%	953,640	113%	135.6%	1,077,613
Andrew D. Gilchrist	105%	762,930	113%	118.7%	862,111
Martin L. Holton III	100%	635,142	113%	113.0%	717,710
Jeffery S. Gentry(3)	95%	512,715	113%	35.8%	193,123

(1)	Mr. Fragnito is not included in this table because he was not eligible to participate in the annual incentive award program based on his hire date.

(2)	The dollar amount of the 2016 annual incentive paid to each named executive officer is included in the “Non-Equity Incentive Plan Compensation” column of the 2016 Summary Compensation Table below.

(3)	Dr. Gentry’s employment terminated on April 30, 2016. His 2016 “Annual Incentive Payout as % of Base Salary” and “Annual Incentive Payout” in this table reflect prorated amounts based on his four months of employment with RAI in 2016.

Annual Incentives for Ms. Cameron

2015/2016 Annual Incentive Payout for Ms. Cameron. As we noted last year, Ms. Cameron’s annual incentive opportunity under the Omnibus Plan for the performance period from May 1, 2015 through April 30, 2016 was designed with the intention that it would be eligible to qualify as performance-based compensation under Section 162(m) of the Code. Similar to the process described above for the other named executive officers, in May 2016 the Compensation and Leadership Development Committee certified Ms. Cameron’s cash net income maximum annual incentive award pool generated by the performance formula established for Ms. Cameron and RAI’s April 1, 2015 to March 31, 2016 cash net income of $2.5 billion. For purposes of determining Ms. Cameron’s award pool, the cash net income (as defined above) was as reported in RAI’s quarterly and annual reports for the period from April 1, 2015 to March 31, 2016. The Compensation and Leadership Development Committee then exercised negative discretion to reduce the amount of the annual cash incentive award for Ms. Cameron and determined her actual annual cash incentive payout guided by its consideration of the strong performance of RAI and its operating companies against the 2015 underlying performance metrics (a score of 140% – details of which were provided in last year’s proxy statement) and its subjective consideration of her outstanding leadership and achievements on her other performance goals. After such review, the Compensation and Leadership Development Committee recommended (and the independent members of the Board approved) a 2016 annual incentive award final payout score of 140% for Ms. Cameron.

The table below shows Ms. Cameron’s annual incentive target (expressed as a percentage of her 2015 base salary and in dollars) and the actual annual incentive payout paid to her in May 2016 (expressed as a percentage of annual incentive target, percentage of 2015 base salary, and in dollars) for the May 1, 2015 through April 30, 2016 performance period:

Named Executive Officer	Annual Incentive Target as % of Base Salary	Annual Incentive Target ($)	Annual Incentive Payout as % of Target	Annual Incentive Payout as % of Base Salary	Annual Incentive Payout(1) ($)
Susan M. Cameron	160%	2,080,000	140%	224.0%	2,912,000

(1)	The dollar amount of the annual incentive paid to Ms. Cameron in 2016 is included in the “Non-Equity Incentive Plan Compensation” column of the 2016 Summary Compensation Table below.

2016/2017 Annual Incentive Opportunity for Ms. Cameron. Ms. Cameron’s annual incentive cash opportunity for the May 1, 2016 through April 30, 2017 performance period again was provided under the Omnibus Plan and was designed with the intention that it would be eligible to qualify as performance-based compensation under Section 162(m) of the Code. Similar to the process described above for the other named executive officers, the Board and the Compensation and Leadership Development Committee approved a performance formula for determining Ms. Cameron’s annual incentive award pool under the Omnibus Plan for the May 1, 2016 to April 30, 2017 performance period of 1.0% of RAI’s cash net income for the period from April 1, 2016 to March 31, 2017. For purposes of determining Ms. Cameron’s award pool, the cash net income (as defined above) will be as reported in RAI’s quarterly and annual reports for the period from April 1, 2016 to March 31, 2017. Following the same process described above for the other named executive officers, the Board and the Compensation and Leadership Development Committee established and approved a target annual incentive opportunity for Ms. Cameron (expressed as a percentage of her annual base salary and a dollar amount as set forth in the table below), such amount representing the amount that the Board generally expected to pay out for target performance during such one-year performance period, with the maximum 2016/2017 annual incentive payout being limited to 200% of the target value. At the end of such one year performance period, the Compensation and Leadership Development Committee will certify Ms. Cameron’s cash net income maximum award pool and then, guided by its consideration of the performance of RAI and its subsidiaries against the 2016 underlying performance metrics and the achievement of other performance goals established by the Committee, will determine Ms. Cameron’s actual annual cash incentive payout for the performance period (which may not exceed her cash net income maximum award pool). The table below shows Ms. Cameron’s annual incentive target (expressed as a percentage of her May 1, 2016 base salary and in dollars) for 2016/2017:

Named Executive Officer	Annual Incentive Target as % of Base Salary	Annual Incentive Target ($)
Susan M. Cameron(1)	160%	2,080,000

(1)	Ms. Cameron’s annual incentive payout for the May 2016 through April 2017 performance period will not be determined until after her one-year performance period ends on April 30, 2017.

Long-Term or Stock-Based Incentive Compensation

The objective of providing long-term or stock-based incentive compensation is to focus our named executive officers on metrics that lead to increased shareholder value over the long-term. It is designed to reward achievement of financial and marketplace metrics, dividend maintenance, stock price appreciation and continued employment. We choose to pay this compensation element because it aligns our executives’ interests with those of our shareholders and helps in the retention of the management team.

Long-Term Incentive Opportunity

Overview of Long-Term Incentive Opportunity. An effective executive compensation program should have an appropriate mix between short-term and long-term incentive compensation. As a result, RAI’s general practice has been to award, on an annual basis, long-term incentive grants with a value dependent upon the performance of RAI and its operating companies over a three-year period, a measurement period commonly used by our peer group companies. This design strongly ties our equity-based compensation to our performance.

The Compensation and Leadership Development Committee, at its first regularly scheduled meeting of the year, approves long-term incentive grants to key employees (other than Ms. Cameron), and recommends to the Board for approval long-term incentive grants for RAI’s Chief Financial Officer, and General Counsel, and RJR Tobacco’s President. The target long-term incentive opportunity for each of these other named executive officers is denominated as a multiple of the executive’s annual base salary. The actual grant date of the long-term incentive awards is generally effective in early March of each year, after the public announcement of RAI’s financial results and the filing with the SEC of RAI’s Annual Report on Form 10-K for the prior year.

Long-Term Incentive Opportunity for Other Named Executive Officers. The 2016 long-term incentive opportunity for the same group of executive officers described under the annual incentive program, including the other named executive officers (except Mr. Fragnito, who is discussed separately below), was provided in the form of three-year (2016-2018) performance shares granted under the shareholder-approved Omnibus Plan, with the intention that such awards may be able to qualify as performance-based compensation under Section 162(m) of the Code. See “— Deductibility of Compensation” below for additional information about our philosophy on structuring our executive compensation for tax purposes.

For 2016, as we described above for our annual incentive awards, the long-term incentive program for such other named executive officers involved a maximum performance metric based on our cash net income results for the 2016-2018 performance period and was designed with the intention that it would be eligible to qualify as performance-based compensation under Section 162(m) of the Code. Achievement of the maximum performance metric will establish a maximum limitation on the dollar amount of the long-term incentive that can be paid to each such other named executive officer for the 2016-2018 performance period (specifically by establishing a maximum award pool for the performance shares (and the associated cash dividend equivalent payment) that can be earned by each such other named executive officer). As permitted under the Omnibus Plan, the Compensation and Leadership Development Committee, using negative discretion, may then reduce that amount to a lesser earned amount of performance shares (subject to any other award limitations contained in the Omnibus Plan) for each such other named executive officer guided by its consideration of the performance of RAI and its operating companies measured by performance metrics and targets designed to reflect in more detail the degree to which we achieved our specific business goals for the three-year period, as further discussed below.

2016 Long-Term Incentives for Other Named Executive Officers. In February 2016, the Board and Compensation and Leadership Development Committee approved a performance formula based on RAI’s cash net income for determining a maximum award pool for the performance shares (and the associated cash dividend equivalent payment) granted to each other named executive officer (except Mr. Fragnito, who is discussed separately below) under the Omnibus Plan for 2016. Under the formula, the award pool of performance shares for each of such other named executive officers was determined based on the following percentages of RAI’s cumulative cash net income for the 2016-2018 performance period —

Ms. Crew: 0.40%; Mr. Gilchrist: 0.40%; Mr. Holton: 0.40%; and Dr. Gentry: 0.40%. These pools will serve as the maximum limitation on the dollar amount of awards that can be paid to these other named executive officers for the 2016-2018 performance period. The term “cash net income” is defined the same as for the annual incentive plan, except it is based on the amounts as reported in RAI’s Annual Reports on Form 10-K for the 2016, 2017 and 2018 fiscal years.

As discussed above, RAI’s long-term incentive opportunity is targeted at the midpoint between the size-adjusted 50th and 75th percentiles for comparable positions in the peer group. In February 2016, the Board and/or the Compensation and Leadership Development (as applicable) then approved the 2016 target long-term incentive opportunity for each of such other named executive officers. The target long-term incentive opportunity represented the amount the Board and Compensation and Leadership Development Committee generally expected to pay out for target company performance during the 2016-2018 performance period.

2016 Long-Term Incentive Grants to Other Named Executive Officers. In February 2016, the Board and Compensation and Leadership Development Committee approved long-term incentive grants under the Omnibus Plan, effective March 1, 2016, to such other named executive officers for the January 1, 2016 to December 31, 2018 performance period. Consistent with prior years, the 2016 long-term incentive grants were granted entirely in the form of performance shares, with the number of performance shares actually earned to be determined at the end of the 2016-2018 performance period.

The table below sets forth the 2016 target long-term incentive opportunity for each such other named executive officer, expressed as (1) a multiple of annual base salary as of March 1, 2016, (2) a dollar amount and (3) a target number of performance shares.

Named Executive Officer	2016 Long-Term Incentive Target as Multiple of Base Salary	2016 Long-Term Incentive Target ($)	2016 Long-Term Incentive Target Number of Performance Shares(1) (#)
Debra A. Crew	3.00X	2,298,000	46,898
Andrew D. Gilchrist	3.25X	2,276,000	46,449
Martin L. Holton III	2.50X	1,516,800	30,955
Jeffery S. Gentry	2.25X	1,179,000	24,061

(1)	The target number of performance shares granted to each such other named executive officer represented his/her target long-term incentive opportunity divided by the average closing price of RAI common stock for the 20 trading days prior to the March 1, 2016 grant date, which was $49.00 per share.

(2)	Dr. Gentry’s employment terminated on April 30, 2016. His 2016 long-term incentive payout will be prorated based on his employment with RAI during 2016.

The number of performance shares each such other named executive officer actually will receive, if any, will be determined at the end of the 2016-2018 performance period, as follows. First, the Compensation and Leadership Development Committee will determine the maximum award pool for each such other named executive officer based on the level of achievement of the pre-established cash net income formula. Then, the Compensation and Leadership Development Committee may use negative discretion to reduce the number of performance shares actually earned (determined pursuant to such pre-established cash net income formula) to a percentage of target consistent with the average of RAI’s annual incentive award program scores for each of the three years of the performance period, but such score may not be higher than 150% of target. In addition, if RAI fails to pay cumulative dividends for the 2016-2018 performance period of at least $5.04 per share (an amount equal to the dividend paid for the first quarter of the performance period times the number of quarters in the performance period), then the number of performance shares earned will be further reduced by an amount equal to three times the percentage of the dividend underpayment for the 2016-2018 performance period, up to a maximum performance share reduction of 50%. Subject to the foregoing, the performance shares actually earned generally will vest on March 1, 2019, and will be settled in shares of RAI common stock as soon as practicable after such date. At the time the performance share awards vest, each other named executive officer also will receive a cash dividend equivalent payment equal to the aggregate amount of dividends per share declared and paid to RAI’s shareholders on RAI common stock during the period from the beginning of the performance period through the payment of the performance shares, multiplied by the number of performance shares actually earned by such other named executive officer. For more information about the 2016 long-term incentive grants, see the narrative under the heading “2016 Long-Term Incentives” following the 2016 Grants of Plan-Based Awards Table below.

Awarding long-term incentive compensation entirely in performance shares that are subject to the above conditions aligns the interests of our other named executive officers with long-term shareholder interests, and strongly ties pay to long-term performance, by:

•	requiring both performance and retention before payments are made;

•	emphasizing dividend maintenance over the entire 2016-2018 performance period in order to keep a focus on shareholder return;

•	paying the dividend equivalent only on the number of performance shares actually earned at the end of the 2016-2018 performance period;

•	ensuring that the value of the long-term incentive grant throughout the 2016-2018 performance period and upon its payout in shares of RAI common stock is directly tied to the actual stock price; and

•	increasing RAI common stock ownership by management.

The use of RAI’s annual incentive program scores, reflecting financial and marketplace performance over the 2016-2018 performance period, as the underlying performance measure for participants in the long-term incentive program, including the executives of RAI’s subsidiaries, also ensures a unified focus on RAI’s overall performance.

Stock-Based Incentive Opportunities for New Named Executive Officer

2016 Long-Term Incentive Opportunity. In connection with his appointment as President and Chief Commercial Officer of RJR Tobacco, Mr. Fragnito was provided a long-term incentive opportunity under the Omnibus Plan that also is designed with the intention that it would be eligible to qualify as performance-based compensation under Section 162(m) of the Code. Following the same process described above for the other named executive officers, the Board and the Compensation and Leadership Development Committee established and approved a target long-term incentive opportunity for Mr. Fragnito (expressed as a multiple of annual base salary, a dollar amount, and a target number of performance shares in the table below), with the target amount of performance shares representing the amount that the Board generally expected to pay out for target performance over a 27-month performance period. Based on such target long-term incentive opportunity, the Board and Compensation and Leadership Development Committee approved the long-term incentive grant to Mr. Fragnito in the form of performance shares. The number of performance shares Mr. Fragnito actually will receive, if any, will be determined at the end of his respective performance periods based first on the maximum payout limitation provided by the performance shares award pool generated under his pre-established cash net income performance formula. Once the maximum pool is determined at the end of the applicable performance period, the Compensation and Leadership Development Committee may use negative discretion to reduce the number of performance shares Mr. Fragnito actually earns. A description of Mr. Fragnito’s long-term incentive opportunity is set forth below.

In September 2016, the Board and the Compensation and Leadership Development Committee approved a performance formula for determining Mr. Fragnito’s long-term incentive award pool for performance shares (and the associated cash dividend equivalent payment) under the Omnibus Plan for the October 1, 2016 to December 31, 2018 performance period of 0.40% of RAI’s cash net income for the period from October 1, 2016 to December 31, 2018. For purposes of determining Mr. Fragnito’s award pool, the term “cash net income” is defined the same as for the other named executive officers’ 2016 long-term incentive opportunity. Following the same process described above for the other named executive officers, in September 2016, the Board and the Compensation and Leadership Development Committee established and approved a prorated target long-term incentive opportunity in the form of performance shares for Mr. Fragnito. The Compensation and Leadership Development Committee may use negative discretion to reduce the number of performance shares he actually earns to an amount consistent with the average of RAI’s annual incentive award program scores for 2016, 2017 and 2018, but such score may not be higher than 150%. In addition, if RAI fails to pay cumulative dividends for the 2016-2018 period of at least $5.04 per share (determined in the same manner as the cumulative dividend goal applicable to the other named executive officers), then the number of performance shares earned will be reduced by an amount equal to three times the percentage of the dividend underpayment for such performance period, up to a maximum performance share reduction of 50%. Subject to the foregoing, Mr. Fragnito’s performance share award generally will vest on March 1, 2019, and will be settled in shares of RAI common stock as soon as practicable after such date.

At the time his performance share awards described above vest, Mr. Fragnito will receive a cash dividend equivalent payment equal to the aggregate amount of dividends per share declared and paid to RAI’s shareholders on RAI common stock during the period from the beginning of his respective performance period through the payment of the performance shares, multiplied by the number of performance shares he actually earns. For more information about the 2016 long-term incentive grant to Mr. Fragnito, see the narrative under the heading “Stock-Based Incentive Opportunities for New Named Executive Officer” following the 2016 Grants of Plan-Based Awards Table below.

The table below sets forth the 2016 target long-term incentive opportunity for Mr. Fragnito, expressed as (1) a multiple of his annual base salary as of October 24, 2016, (2) a dollar amount and (3) a target number of performance shares.

Named Executive Officer	2016 Long-Term Incentive Target as Multiple of Base Salary	2016 Long-Term Incentive Target(1) ($)	2016 Long-Term Incentive Target Number of Performance Shares (#)
Joseph P. Fragnito	2.5X	1,007,000	21,249

(1)	Mr. Fragnito’s long-term incentive target was prorated for 2016 based on his October 24, 2016 start date. The target number of performance shares granted to Mr. Fragnito represented his target long-term incentive opportunity divided by the average closing price of RAI common stock for the 20 trading days prior to the October 24, 2016 grant date, which was $47.39 per share.

Retention Restricted Stock Units. In order to induce Mr. Fragnito to join RJR Tobacco, Mr. Fragnito also was awarded a special long-term incentive equity grant under the Omnibus Plan upon his employment with RJR Tobacco. This additional long-term incentive opportunity also is designed with the intention that it would be eligible to qualify as performance-based compensation under Section 162(m) of the Code. The Board and Compensation and Leadership Development Committee approved a target long-term incentive opportunity in the form of a retention restricted stock unit grant with a target value of $1,000,000. The target long-term incentive opportunity established and approved by the Board and the Compensation and Leadership Development Committee represented the amount that the Board generally expected to pay out for target performance over the performance period. The number of restricted stock units Mr. Fragnito actually will receive, if any, will be determined at the end of the performance period subject to the maximum payout limitation provided by the restricted stock unit award pool generated under his pre-established cash net income performance formula. Once the maximum pool is determined at the end of the performance period, the Compensation and Leadership Development Committee may use negative discretion to reduce the number of restricted stock units he actually earns.

The Board and the Compensation Leadership Development Committee approved a performance formula for determining Mr. Fragnito’s long-term incentive award pools for the retention grant of restricted stock units (and the associated cash dividend equivalent payment) for the October 1, 2016 to September 30, 2018 performance period (1) for the first 12 months of such performance period of 0.30% of RAI’s cash net income for the period from October 1, 2016 through September 30, 2017, and (2) for the last 12 months of such performance period of 0.30% of RAI’s cash net income for the period from October 1, 2017 through September 30, 2018. For purposes of determining Mr. Fragnito’s retention grant award pools, the term “cash net income” is defined the same as for his 2016 long-term incentive opportunity.

Based on the retention grant target opportunity indicated above, in September 2016, the Board and the Compensation and Leadership Development Committee approved the retention grant of 21,101 restricted stock units, effective October 24, 2016, to Mr. Fragnito for the October 1, 2016 to September 30, 2018 performance period. To the extent earned, 50% of such restricted stock units generally will vest on December 15, 2017, and the remaining 50% generally will vest on December 15, 2018. This target number of restricted stock units represented Mr. Fragnito’s target retention grant opportunity divided by the average closing price of RAI common stock for the 20 trading days prior to the October 24, 2016 grant date, which for his retention grant was $47.39 per share.

The payout of the retention restricted stock unit grant is subject to Mr. Fragnito’s continued employment with RAI on each applicable vesting date. Upon vesting, the above grants will be paid in the form of RAI stock, and Mr. Fragnito will receive a cash dividend equivalent payment equal to the aggregate amount of dividends per share declared and paid to RAI’s shareholders on RAI common stock during the period from the beginning of the respective performance period through the date on which the restricted stock units are paid, multiplied by the number of restricted stock units he actually earns. For more information about the retention restricted stock unit grant to Mr. Fragnito, see the narrative under the heading “Stock-Based Incentive Opportunities for New Named Executive Officer” following the 2016 Grants of Plan-Based Awards Table below.

Stock-Based Incentive Opportunity for Ms. Cameron

2016 Stock-Based Incentive Grant for Ms. Cameron. In May of 2016, Ms. Cameron was provided with a stock-based incentive opportunity under the Omnibus Plan that was designed with the intention that it would be eligible to qualify as performance-based compensation under Section 162(m) of the Code. Following the same process described above for the other named executive officers, the Board and the Compensation and Leadership Development Committee established and approved a target stock-based incentive opportunity for Ms. Cameron (expressed as a multiple of her annual base salary, a dollar amount, and a target number of performance shares in the table below), with such amount representing the amount that the Board generally expected to pay out for target performance over a one-year performance period. Based on such target stock-based incentive opportunity, the Board and Compensation and Leadership Development Committee approved a stock-based incentive grant to Ms. Cameron in the form of performance shares. The number of performance shares Ms. Cameron actually will receive, if any, will be determined at the end of her performance period based first on the maximum payout limitation provided by the performance shares award pool generated under her pre-established cash net income performance formulas. Once the maximum pool is determined at the end of the performance period, the Compensation and Leadership Development Committee may use negative discretion to reduce the number of performance shares Ms. Cameron actually earns. A description of Ms. Cameron’s stock-based incentive opportunity is set forth below.

In May 2016, the Board and the Compensation and Leadership Development Committee approved a performance formula for determining Ms. Cameron’s stock-based incentive award pool of performance shares (and the associated cash dividend equivalent payment) under the Omnibus Plan for the May 1, 2016 to April 30, 2017 performance period of 5.0% of RAI’s cash net income for the period from April 1, 2016 to March 31, 2017. For purposes of determining Ms. Cameron’s award pool, the term “cash net income” is defined the same as for her annual incentive opportunity for the same period. Following the same process described above for the other named executive officers, in May 2016, the Board and the Compensation and Leadership Development Committee established and approved a target stock-based incentive opportunity in the form of performance shares for Ms. Cameron.

The Compensation and Leadership Development Committee may use negative discretion to reduce the number of performance shares she actually earns after consideration of the level of performance of RAI and its subsidiaries over the performance period against the 2016 underlying performance metrics, her progress on succession planning goals and such other performance factors as the Compensation and Leadership Development Committee chooses to consider, but such score may not be higher than 200% of target. In addition, if RAI fails to pay cumulative dividends for the performance period of at least $1.68 per share (an amount equal to the dividend paid for the first quarter of the performance period times the number of quarters in the performance period), then the number of performance shares earned will be reduced by an amount equal to three times the percentage of the dividend underpayment for the performance period, up to a maximum performance share reduction of 50%. Subject to the foregoing, Ms. Cameron’s performance share award generally will vest on May 1, 2017, and will be settled in shares of RAI common stock as soon as practicable after such date.

At the time the respective performance share awards described above vest, Ms. Cameron will receive a cash dividend equivalent payment equal to the aggregate amount of dividends per share declared and paid to RAI’s shareholders on RAI common stock during the period from the beginning of her respective performance period through the payment of the performance shares, multiplied by the number of performance shares she actually earns. For more information about the 2016 stock-based incentive grant to Ms. Cameron, see the narrative under the heading “2016 Stock-Based Incentive Grant for Ms. Cameron,” following the 2016 Grants of Plan-Based Awards Table below.

The table below sets forth the 2016 target stock-based incentive opportunity for Ms. Cameron, expressed as (1) a multiple of her annual base salary as of May 1, 2016, (2) a dollar amount and (3) a target number of performance shares.

Named Executive Officer	2016 Stock-Based Incentive Target as Multiple of Base Salary	2016 Stock-Based Incentive Target ($)	2016 Stock-Based Incentive Target Number of Performance Shares(1) (#)
Susan M. Cameron	6.25X	8,125,000	164,841

(1)	The target number of performance shares granted to Ms. Cameron represented her target stock-based incentive opportunity divided by the average closing price of RAI common stock for the 20 trading days prior to the May 5, 2016 grant date, which was $49.29 per share.

Payouts of Pre-2016 Long-Term Incentive Grants

As described in our 2016 proxy statement, in March 2016 each of the named executive officers (other than Mmes. Cameron and Crew and Mr. Fragnito) earned long-term incentive payouts for performance share awards that had been granted before 2015. Such payouts consisted of performance shares originally granted on March 1, 2013 under the Omnibus Plan, referred to as the 2013 LTI performance shares, which vested in accordance with their terms on March 1, 2016. Information regarding the calculation of the number of 2013 LTI performance shares earned and the satisfaction of the cumulative dividend requirement for the 2013-2016 performance period (and the associated cash dividend equivalent payments) was previously provided in our 2016 proxy statement. Upon their vesting, the earned 2013 LTI performance shares were settled in shares of RAI common stock. For more information regarding the 2013 LTI performance shares, see footnote 2 to the 2016 Option Exercises and Stock Vested Table below.

In addition, each of the named executive officers (except Ms. Cameron and Mr. Fragnito) earned performance shares originally granted on March 3, 2014 (granted on October 1, 2014 in the case of Ms. Crew) under the Omnibus Plan, referred to as the 2014 LTI performance shares, which vested in accordance with their terms on March 3, 2017. The number of performance shares each such named executive officer actually earned was based on the performance of RAI and its operating companies over the three-year performance period (27-month performance period in the case of Ms. Crew) ended on December 31, 2016. In February 2017, the Compensation and Leadership Development Committee approved the maximum performance share award pools generated by the pre-established performance formula for each of such named executive officers approved in February 2014 based on the percentage established for such named executive officer and RAI’s cumulative 2014-2016 cash net income of $7.3 billion (27-month cash net income of $5.9 billion in the case of Ms. Crew’s off-cycle grant). After its consideration of the three-year average of RAI’s annual incentive award scores for the 2014-2016 performance period, which was 128%, and RAI’s satisfaction of the three-year cumulative dividend requirement of $8.04 ($4.02 after the 2015 Stock Split) ($6.03 ($3.015 after the 2015 Stock Split) in the case of Ms. Crew’s off cycle grant), the Compensation and Leadership Development Committee then exercised negative discretion to pay out (with the approval of the independent members of the Board, as applicable) an amount of earned performance shares (and the associated cash dividend equivalent payment) that in each case was less than the maximum performance share award pool for each such officer. The final number of performance shares actually earned was 128% of each such named executive officer’s target grant. Upon their vesting, the earned performance share awards were settled in shares of RAI common stock. In addition, each such named executive officer received a cash dividend equivalent payment equal to the aggregate amount of dividends per share declared and paid to RAI’s shareholders on RAI common stock from the beginning of the performance period through the payout of the performance shares, multiplied by the number of performance shares actually earned by such named executive officer. For more information regarding the 2014 LTI performance shares, see footnote 2 and footnote 7, respectively, to the Outstanding Equity Awards At 2016 Fiscal Year-End Table below.

Payout of 2015 Stock-Based Incentive Grant to Ms. Cameron

Ms. Cameron earned performance shares originally granted on May 7, 2015 under the Omnibus Plan, referred to as the Cameron 2015 performance shares, for the May 1, 2015 through April 30, 2016 performance period, which vested in accordance with their terms on May 7, 2016. Such performance shares were designed with the intention that they would be eligible to qualify as performance-based compensation under Section 162(m) of the Code. In May 2016, the Compensation and Leadership Development Committee approved the maximum performance share award pool generated by the pre-established performance formula for Ms. Cameron approved in May 2015 based on the percentage of cash net income established for her and RAI’s cash net income for the period from April 1, 2015 through March 31, 2016 of $2.5 billion. After its consideration of the strong performance of RAI and its subsidiaries against the 2015 underlying performance metrics (a score of 140%), subjective consideration of her outstanding leadership and achievements on her other performance goals (particularly those related to the closing of the Lorillard transaction, the sale of the international rights to the NATURAL AMERICAN SPIRIT brand and CEO succession planning) and RAI’s satisfaction of the cumulative dividend requirement of $1.34, the Compensation and Leadership Development Committee then exercised negative discretion to pay out (with the approval of the independent members of the Board) an amount of earned performance shares (and the associated cash dividend equivalent payment) that was less than the maximum performance share award pool for Ms. Cameron. The final number of performance shares actually earned was 185% of Ms. Cameron’s target grant. Upon their vesting, these earned performance share awards were settled in shares of RAI common stock. In addition, Ms. Cameron received a cash dividend equivalent payment equal to the aggregate amount of dividends per share declared and paid to RAI’s shareholders on RAI common stock from the beginning of the performance period through the payout of the performance shares, multiplied by the number of performance shares actually earned by her. For more information regarding the Cameron 2015 performance shares, see footnote 2 to the 2016 Option Exercises and Stock Vested Table below.

2016 Special Incentives

CEO’s Award

In special circumstances, the Compensation and Leadership Development Committee may approve a recommendation from RAI’s President and CEO to pay a discretionary cash award, referred to as the CEO’s Award, to an executive officer, in addition to the annual incentive compensation described above under “— Annual Compensation,” to reward substantial achievement or significant contributions, particularly when such contributions may not be reflected in RAI’s annual performance metrics. In 2016, the Board, upon the recommendation of the Compensation and Leadership Development Committee, approved a special discretionary cash award of $100,000 to Mr. Holton in connection with his receipt of the CEO’s Award for significant contributions to RAI’s success. Such cash award was paid to him in February 2016 and is included in the “Bonus” column of the 2016 Summary Compensation Table below.

Game Changer Awards

In July 2015, the Compensation and Leadership Development Committee and Board approved a special, one-time cash “Game Changer” cash incentive award program under the Omnibus Plan for all full time employees of RAI and its subsidiaries, including all of the other named executive officers serving at that time (Ms. Cameron requested not to be included). The Game Changer cash incentive award program was designed to focus all employees on the critical tasks required for the successful and timely integration of the Lorillard acquisition over an 18-month performance period. Under the Game Changer program, all employees had a target award opportunity equal to the amount of his/her target annual incentive award percentage of base salary, subject to a maximum target cap of 65% of base salary. Therefore, the target incentive award percentage for each of the participating named executive officers was 65% of base salary. The Compensation and Leadership Development Committee and Board also decided to limit the maximum payout for the Game Changer incentive awards to 1.25 times the target.

Game Changer Payout Score. After its subjective consideration of the overall performance of RAI and its operating companies against the pre-established integration plans and financial efficiency, productivity and synergy goals related to the Lorillard acquisition, the Compensation and Leadership Development Committee approved a Game Changer cash incentive award program payout score of 100% of target.

Game Changer Payouts for Other Named Executive Officers. At its February 2017 meeting, the Compensation and Leadership Development Committee certified the Game Changer incentive award pool generated by the performance formulas established for each other named executive officer (except Mr. Fragnito) based on RAI’s cash net income for the July 1, 2015 through December 31, 2016 performance period of $4.6 billion. These award pools were the absolute maximum limitations on the dollar value of awards earned. The Compensation and Leadership Development Committee then exercised negative discretion to reduce the amount of the Game Changer incentive payout for each such other named executive officer and determined (and had approved by the independent members of the Board, as applicable) the actual Game Changer cash incentive payouts guided by its subjective consideration of the performance of RAI and its operating companies over the 18-month performance period against the performance metrics described above.

The table below shows each such other named executive officer’s Game Changer incentive target (expressed as a percentage of his or her April 1, 2016 base salary and in dollars) and the actual Game Changer incentive payout (expressed as a percentage of Game Changer incentive target, percentage of his or her April 1, 2016 base salary, and in dollars) for 2016:

Named Executive Officer(1)	Game Changer Incentive Target as % of Base Salary	Game Changer Incentive Target ($)	Game Changer Incentive Payout as % of Target	Game Changer Incentive Payout as % of Base Salary	Game Changer Incentive Payout(2) ($)
Debra A. Crew(3)	65%	498,528	100%	65.0%	498,528
Andrew D. Gilchrist	65%	472,290	100%	65.0%	472,290
Martin L. Holton III	65%	412,842	100%	65.0%	412,842
Jeffery S. Gentry(4)	65%	350,805	100%	36.1%	194,892

(1)	Ms. Cameron and Mr. Fragnito are not included in this table because they did not participate in or receive an award under the Game Changer incentive award program.

(2)	The dollar amount of the Game Changer incentive paid to each named executive officer is included in the “Non-Equity Incentive Plan Compensation” column of the 2016 Summary Compensation Table below.

(3)	Ms. Crew’s Game Changer incentive target and payout were prorated based on three months of her base salary as President and Chief Commercial Officer of RJR Tobacco and 15 months of her base salary as President and Chief Operating Officer of RJR Tobacco.

(4)	Dr. Gentry’s employment terminated on April 30, 2016. His “Game Changer Incentive Payout as % of Base Salary” and “Game Changer Incentive Payout” in this table reflect prorated amounts based on his four months of employment with RAI in 2016.

Perquisites

Our objectives for perquisites have changed over the years resulting in the elimination of most of the perquisites that previously had been offered to senior management. The two remaining perquisites provided to our executives, including the named executive officers, during 2016 had the following objectives:

•	to maximize the value of company-provided compensation, we offered to our executive officers the choice of $10,000 in cash plus a comprehensive program of financial planning and counseling services from a third party provider or $8,000 in cash for the traditional financial planning allowance; and

•	to avoid having personal liability incidents interfere with work responsibilities, we offered personal liability insurance coverage up to $10 million.

These perquisites do not reward any particular behavior — we choose to provide them to meet the objectives noted above. The value of any of such benefits actually used was imputed to the executive for income tax purposes and the incremental cost to us of these benefits is included in the “All Other Compensation” column of the 2016 Summary Compensation Table below.

Severance Benefits

RAI maintains severance arrangements with its executives, including the named executive officers. Such arrangements have the objective of obtaining from the named executive officers benefits important to the business, including post-employment restrictive covenants (for example, non-competition and non-disclosure of confidential information) and their assistance to us with any future litigation. Severance benefits and payments are designed to reward executives for remaining employed with us on a schedule furthering our business objectives. We choose to pay these severance benefits to maintain a competitive executive compensation program, enhance stability of the executive team during uncertain times, such as in the event of a threatened or pending change in control, and obtain the benefits important to the business mentioned above.

Severance Agreements

Prior to the inception of the Executive Severance Plan (described below under “— Executive Severance Plan”), RAI entered into a standard form of severance agreement, referred to as the severance agreement, with each of Messrs. Gilchrist and Holton.

In general, under the terms of the severance agreement, if the executive’s employment is involuntarily terminated other than for “cause” or if the executive terminates his employment for “good reason,” then he will receive two years of base salary plus target bonus, and benefit continuation for an additional three-year period, referred to as the severance period. These amounts were determined to be competitive at the time the severance agreement was approved. The base salary and target bonus amounts under the severance agreement are payable in a lump sum. No executive is entitled to receive severance benefits if the executive retires or otherwise voluntarily terminates his employment unless such termination satisfies the agreement’s definition of “good reason.”

Pursuant to the severance agreement, each of Messrs. Gilchrist and Holton also is entitled to certain benefits upon a change of control of RAI. See the Potential Payments Upon Termination or a Change of Control Table below, and related footnotes, for further information about these change of control benefits, and for definitions of “cause,” “good reason” and “change of control.”

Dr. Gentry also was a party to a standard form of severance agreement prior to his termination of employment for good reason on April 30, 2016, and he received severance benefits under his severance agreement. For additional information on Dr. Gentry’s severance benefits, see the Potential Payments Upon Termination or a Change of Control Table and related footnotes below.

Executive Severance Plan

All executives hired or promoted into executive level positions after July 1, 2006 are participants in the Executive Severance Plan, referred to as the ESP, including Mmes. Cameron (during 2016) and Crew and Mr. Fragnito. Ms. Cameron ceased to be a participant in the ESP upon becoming Executive Chairman of the Board on January 1, 2017.

The severance and change in control benefits under the ESP are similar to, but not the same as, the benefits payable under the severance agreements. Although both serve the same objectives, the ESP was designed to be more consistent on a going-forward basis with prevailing executive compensation practices. RAI also has greater flexibility to amend, if appropriate, the terms of the ESP than the terms of the severance agreement. Under the terms of the severance agreement, RAI generally is not able to amend such agreement without the consent of the individual executive who is a party to the agreement. In contrast, RAI is free to amend the ESP without the consent of the participants in the plan, except that any modification to the ESP adopted by RAI during either the two-year period after a change in control or the one-year period prior to a change in control, and any modification reducing the benefits of an executive already receiving benefits under the ESP, will not be enforceable against a participant, unless he or she agrees to the modification in writing.

The benefits payable under the ESP generally are less generous than the benefits to which an executive otherwise would have been entitled to under the severance agreement. Under the ESP, participants are entitled to receive the following:

•	a multiple of base salary and target bonus, payable in a lump sum, depending on the cause of the termination and the tier as follows:

Tier	Named Executive Officers Covered	Qualifying Termination Absent Change in Control	Qualifying Termination Following Change in Control
Tier 1	Cameron (2016) Crew (2017)	2.5X	3X

Tier 2	Crew (2016) Fragnito	1.5X	2X

•	a prorated amount of annual bonus based on actual performance achieved and the number of months employed during year of termination; and

•	six months of company-subsidized COBRA continuation coverage under our health-care plans.

The payment of benefits to any named executive officer pursuant to the severance agreement or the ESP is conditioned upon the executive complying with certain customary non-compete, non-disparagement and confidentiality obligations owing to RAI and its subsidiaries, and cooperating with RAI and its subsidiaries in the prosecution or defense of any litigation.

The Compensation and Leadership Development Committee periodically reviews the ESP to maintain its competitiveness and adapt it to our needs. Of note, in 2009, excise tax gross-ups were eliminated for all new participants and current participants not currently eligible for such benefit as of February 1, 2009. For further information about the benefits under the ESP, see the Potential Payments Upon Termination or a Change of Control Table below, and related footnotes.

Retirement Benefits

We provide retirement benefits to all our employees, including our named executive officers, as discussed below. Our objective is to assist our employees with the accumulation of adequate financial assets for retirement. These retirement benefits are designed to reward continued employment with the company and financially preparing for retirement. We choose to pay retirement benefits to remain competitive in the marketplace and assist our employees with their financial readiness for retirement.

RAI sponsors a defined contribution plan which is qualified under Sections 401(a) and 401(k) of the Code, referred to as the 401(k) plan, and which is available generally to eligible employees of RAI and certain of its subsidiaries, including the named executive officers. RAI also sponsors non-qualified excess benefit plans which provide benefits to those employees, including the named executive officers, whose benefits under the 401(k) plan are limited by virtue of certain provisions of the Code. Under the foregoing plans, RAI provides a matching contribution in an amount equal to either 50% or 100% (depending upon, among other things, whether an individual is eligible to participate in one of RAI’s defined benefit plans) of the first 6% of a participant’s pre-tax and/or Roth contributions. In addition to the matching contribution, RAI contributes on behalf of each eligible participant in the 401(k) plan an amount ranging from 3% to 9% of such participant’s annual cash compensation. The eligibility to receive such supplemental contribution and the amount of such contribution depend upon, among other factors, whether an employee participates in certain of our defined benefit plans and the employee’s years of service. All of the named executive officers (except Mr. Gilchrist) are eligible to receive RAI’s supplemental contribution under the 401(k) plan. See footnote 11 to the 2016 Summary Compensation Table below for additional information regarding RAI’s contributions to the accounts of the named executive officers under the foregoing plans.

In addition to such plans, the named executive officers (other than Ms. Crew and Mr. Fragnito) participate (or participated in the case of Ms. Cameron and Dr. Gentry) in certain noncontributory defined benefit retirement plans maintained by RAI. Subject to certain limited exceptions, employees hired on or after January 1, 2004, are not eligible to participate in these defined benefit plans. Mr. Gilchrist participated in a B&W retirement plan, the obligations of which, with respect to Mr. Gilchrist and certain other former B&W employees, were assumed by RAI in connection with the B&W business combination. See “— Retirement Benefits” below for more information about the defined benefit plans in which the named executive officers participate. Ms. Cameron and Dr. Gentry participated in, retired under, and are currently receiving ongoing payments from certain of the noncontributory defined benefit arrangements maintained by RAI, and Ms. Cameron may accumulate incremental benefits under the B&W retirement plan described above as a result of future eligible earnings during her reemployment.

Roles

Role of Compensation Consultant

The Compensation and Leadership Development Committee continued to engage Meridian for 2016 as its independent compensation consultant to provide advice and counsel and report directly to the Committee. Throughout 2016, at the Compensation and Leadership Development Committee’s direction, Meridian prepared, presented and made recommendations on peer group data, competitive market pay, compensation program structure and risk, compensation components, general market trends, legislative and regulatory changes, tally sheets and compensation packages and agreements related to transitions involving our named executive officers, which recommendations the Committee used in its compensation decision making process, as described above. In addition, management provided materials prepared for Compensation and Leadership Development Committee meetings to Meridian, and discussed the materials and recommendations with Meridian in advance of each Committee meeting. A representative of Meridian attended each regular meeting of the Compensation and Leadership Development Committee in 2016 and, at each such meeting, met with the Committee in executive session without management present. The Compensation and Leadership Development Committee has assessed the independence of Meridian, as required under the NYSE listing rules. The Compensation and Leadership Development Committee also has considered and assessed all relevant factors, including those required by the SEC, that could give rise to a potential conflict of interest with respect to Meridian during 2016. Based on this review, the Compensation and Leadership Development Committee did not identify any conflict of interest raised by the work of Meridian.

Role of Management

Management played an important but limited role in the process of setting the 2016 executive compensation for our named executive officers. Ms. Cameron, our CEO during 2016, with assistance from our Chief Human Resources Officer, and in consultation with Meridian, developed compensation recommendations for the Compensation and Leadership Development Committee’s consideration in 2016, including:

•	business performance targets and scoring grids for the annual and long-term or stock-based incentive programs; and

•	base salary, target annual bonus and long-term incentive opportunities for executives other than herself.

Ms. Cameron also played an indirect role in determining the 2016 base salary merit increase for the other named executive officers (except Mr. Fragnito) by assigning each of them an individual annual performance rating. As discussed above, the amount of each such named executive officer’s proposed base salary merit increase for 2016 generally was determined based on her or his individual performance rating category and the specific merit increase amount for that rating category. The independent members of the Board then approved the proposed base salary increases for such named executive officers. As discussed above, the compensation of our CEO is determined by the Compensation and Leadership Development Committee, after consultation with Meridian, and recommended to the Board for approval. No executive officer has any determinative role in setting the compensation of our CEO.

Tally Sheets

In February and September 2016, the Compensation and Leadership Development Committee reviewed tally sheets for each of our named executive officers serving at such time. These tally sheets, prepared at the direction of the Compensation and Leadership Development Committee by Meridian with assistance from management, summarized for each such named executive officer:

•	the total compensation package for each of the last four years (only for the last three years in the case of Mmes. Cameron and Crew), including the value of each compensation component — base salary, annual bonus (target and actual), long-term or stock-based incentives, benefits and perquisites;

•	current ownership of RAI common stock and the value of such stock at various stock prices;

•	the potential value of existing unvested long-term or stock-based incentives at various stock prices and the realized gains from prior long-term or stock-based incentive awards; and

•	amounts payable upon the termination of employment under various scenarios.

The semi-annual reviews showed the Compensation and Leadership Development Committee the cumulative effect in value of its various executive compensation decisions from recent years, helped the Committee see how making a change in one compensation program or element impacted another compensation program or element on a named executive officer’s overall compensation, and provided perspective on wealth accumulation from our compensation programs and our payment and benefit obligations in the event of terminations of employment under various scenarios.

Stock Ownership Guidelines

The Board believes that executives, such as the named executive officers, whose business decisions have a profound and direct impact on the operations and results of RAI and its operating companies, should have a reasonable equity stake in RAI. Further, the greater the responsibilities an executive has, the greater his or her equity stake should be. As a result, the Board has established the following stock ownership guidelines for the named executive officers and other senior management. (We also maintain stock ownership guidelines for our directors, which are described below under “The Board of Directors — Equity Ownership Guidelines”.)

Named Executive Officer(1)	Stock Ownership Requirements (Annual Base Salary Multiple)
Susan M. Cameron	6X
Debra A. Crew(2)	6X
Andrew D. Gilchrist	3X
Martin L. Holton III	3X
Joseph P. Fragnito	3X

(1)	Dr. Gentry is not included in this table due to his termination of employment in April 2016. His stock ownership requirement was 2X during his employment in 2016.

(2)	As a result of Ms. Crew becoming President and CEO of RAI, effective January 1, 2017, her stock ownership requirement increased from 3X to 6X.

The stock ownership guidelines require, until such ownership requirements are met, such executives to retain 50% of all after-tax shares earned under the Omnibus Plan, assuming taxes of 50%. Unvested performance share awards, restricted stock units and pledged shares are not counted toward satisfaction of the stock ownership guidelines. The Compensation and Leadership Development Committee is responsible for approving any amendments to the executive stock ownership guidelines and annually reviews each executive’s progress towards satisfying the stock ownership guidelines. For 2016, management reviewed the status of all executive officers in meeting the stock ownership guidelines and certified to the Compensation and Leadership Development Committee that all executive officers already had met or, in the case of those recently hired or promoted, were making reasonable progress towards meeting, the stock ownership guidelines in a timely manner. If any executive were to fail to satisfy the applicable stock ownership guidelines, then the Compensation and Leadership Development Committee would consider such failure as one factor in determining the extent to which such executive should receive any stock-based awards in the future.

Recoupment

Since 2009, we have included recoupment, or “clawback,” provisions in our annual and long-term or stock-based incentive programs and related agreements with our employees, including the named executive officers. These provisions provide that, in the event all or any portion of an award under any of the incentive compensation programs has been computed using financial information or performance metrics later found to be materially inaccurate, the Compensation and Leadership Development Committee, in its sole discretion, can recoup the excess of the amount paid out over the amount that would have been paid had such financial information or performance metric been fairly stated at the time the payout was made. Additionally, consistent with statutory requirements, including the Sarbanes-Oxley Act of 2002, and principles of responsible oversight, and depending on the specific facts of each situation, the Compensation and Leadership Development Committee would review all performance-based compensation where a restatement of our financial results for a prior performance period could affect the factors determining payment of an incentive award. Our long-term or stock-based incentive agreements also provide that, if we determine that a grantee has violated any of the confidentiality, non-compete or assistance obligations in the agreement, then effective on the date the violation began, any unvested performance shares are forfeited and cancelled, and the Compensation and Leadership Development Committee, in its sole discretion, can recoup any performance shares previously paid under the agreement. The Compensation and Leadership Development Committee expects to amend our clawback policy again when SEC or NYSE final regulations become available.

Hedging and Pledging Policies

All executive officers and directors, including the named executive officers, are subject to a securities trading policy under which hedging transactions are prohibited. RAI’s Code of Conduct provides that directors and employees may not engage in put or call options, short selling or similar hedging activities involving RAI stock. These prohibitions protect against speculative trading by our executives. As noted above, pledged shares are not counted towards the satisfaction of the stock ownership guidelines for our executive officers and directors, and no executive officers or directors have pledged any shares of RAI common stock.

Deductibility of Compensation

Section 162(m) of the Code generally disallows a federal income tax deduction to publicly traded companies for compensation paid to certain executives to the extent such compensation exceeds $1 million per executive in any fiscal year. Compensation that satisfies the Code’s requirements for qualified performance-based compensation is not subject to that deduction limitation. As discussed above, the annual and long-term or stock-based incentive compensation for our named executive officers is intended to meet the requirements for qualified performance-based compensation. However, the Compensation and Leadership Development Committee may decide from time to time to grant compensation that will not qualify as “performance-based” compensation for purposes of Section 162(m) of the Code when, in the Committee’s judgment, those payments or grants are needed to achieve the Committee’s overall compensation objectives. Moreover, even if the Compensation and Leadership Development Committee intends to grant compensation that qualifies as “performance-based” compensation for purposes of Section 162(m) of the Code, RAI cannot guarantee that such compensation will so qualify or ultimately will be deductible.

Although the Compensation and Leadership Development Committee plans to continue taking actions intended to limit the impact of Section 162(m) of the Code, the tax deduction is only one of several relevant considerations in setting compensation. Thus, the tax deduction limitation should not be permitted to compromise RAI’s ability to design and maintain executive compensation arrangements that will attract and retain the executive talent to compete successfully. Accordingly, achieving the desired flexibility in the design and delivery of compensation may result in compensation that in certain cases is not deductible for federal income tax purposes.

  Compensation Committee Report

The Compensation and Leadership Development Committee has reviewed and discussed the above Compensation Discussion and Analysis with RAI’s management. Based on that review and discussion, the Compensation and Leadership Development Committee recommended to the Board that the Compensation Discussion and Analysis be included in this 2016 Annual Report on Form 10-K.

Respectfully submitted,

Nana Mensah (Chair)

Jean-Marc Lévy

Lionel L. Nowell, III

John J. Zillmer

  Compensation-Related Risk Assessment

At the direction of the Compensation and Leadership Development Committee, and with the assistance of Meridian, the Committee’s independent compensation consultant, in November 2016 management conducted a comprehensive review and evaluation of the risks arising from the compensation policies and practices applicable to all of our employees, including our named executive officers. This risk assessment was conducted under our overall enterprise risk management process and included a detailed qualitative and quantitative analysis of the risks related to the compensation architecture for all employees.

Under the enterprise risk management process, each element of our compensation architecture was analyzed for risks related to such element of compensation, including any links between behaviors and/or decisions driving compensation amounts and changes in RAI’s risk profile. Further, each element was reviewed to identify specific controls and/or attributes mitigating or aggravating such risks.

Risk mitigating controls and attributes identified during the risk assessment included both entity level risk controls (such as our corporate governance structure, approval authority guidelines and risk authority guidelines) and compensation risk controls and attributes (such as the oversight of the executive compensation programs by the Compensation and Leadership Development Committee, the mixture of annual and long-term or stock-based incentives, the use of performance-based annual and long-term or stock-based incentives, the use of multiple performance measures in both the annual and long-term or stock-based incentive programs, the mix of financial and marketplace metrics in the annual incentive program, maximum payout caps on annual and long-term or stock-based incentive awards, stock ownership guidelines, Compensation and Leadership Development Committee discretion (including negative discretion) regarding targets and payouts, and recoupment, pledging and anti-hedging policies). Finally, the likelihood and potential impact of the compensation risks were assessed during the November 2016 risk assessment.

The findings of the November 2016 comprehensive compensation risk assessment, including a summary of the extensive risk mitigating controls and attributes identified in our compensation policies and practices, were reviewed by management with the Compensation and Leadership Development Committee and Meridian in November 2016. Based on the results of this compensation risk assessment, the Compensation and Leadership Development Committee concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on our company.

  Summary Compensation Table

The following table shows the compensation paid to or earned by RAI’s named executive officers for the fiscal years ended December 31, 2016, 2015 and 2014, as applicable.

2016 Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(8)	Non-Equity Incentive Plan Compensation ($)(9)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(10)	All Other Compensation ($)(11)	Total ($)
Susan M. Cameron Executive Chairman of the Board of RAI(1)	2016 2015 2014	1,378,000 1,378,000 904,111		0 0 500,000		8,169,520 8,227,129 8,351,638	2,912,000 3,328,000 0	55,289 0 720,470	651,316 515,409 275,334	13,166,125 13,448,538 10,751,553

Debra A. Crew President and Chief Executive Officer of RAI(2)	2016 2015 2014	787,525 670,950 155,000		0 0 525,000		2,367,880 1,960,512 8,317,578	1,576,141 1,001,015 213,203	0 0 0	196,228 98,877 18,545	4,927,774 3,731,354 9,229,326

Andrew D. Gilchrist Executive Vice President and Chief Financial Officer of RAI	2016 2015 2014	720,025 693,975 628,575		0 85,000 80,000		2,345,210 2,312,367 1,985,585	1,334,401 1,029,441 877,019	577,957 516,016 684,616	81,022 70,255 72,412	5,058,615 4,707,054 4,328,207

Martin L. Holton III Executive Vice President, General Counsel and Assistant Secretary of RAI	2016 2015 2014	635,990 598,125 568,225		100,000 100,000 0	(6)	1,562,918 1,508,343 1,528,730	1,130,552 849,380 749,844	418,339 614,923 751,732	160,927 146,070 147,879	4,008,725 3,816,841 3,746,410

Joseph P. Fragnito President and Chief Commercial Officer of RJR Tobacco(3)	2016	95,238		350,000	(7)	2,333,485	0	0	8,295	2,787,018

Jeffery S. Gentry Former Executive Vice President of RJR Tobacco(4)	2016 2015 2014	249,319 520,175 505,875	(5)	0 0 0		1,214,840 1,206,416 1,224,604	388,015 696,920 633,077	1,425,146 625,666 937,776	2,468,789 139,042 143,935	5,746,109 3,188,219 3,445,267

(1)	Ms. Cameron served as President and CEO of RAI during 2016. Effective January 1, 2017, she became Executive Chairman of the Board of RAI.

(2)	Ms. Crew served as President and Chief Operating Officer of RJR Tobacco during 2016 until October 24, 2016, when she became President and CEO-Elect of RAI. Effective January 1, 2017, she became President and CEO of RAI.

(3)	Mr. Fragnito joined RJR Tobacco as its President and Chief Commercial Officer effective October 24, 2016.

(4)	Dr. Gentry’s employment terminated on April 30, 2016. For information regarding the payments and benefits Dr. Gentry received in connection with his termination of employment, see “— Termination and Change of Control Payments” below.

(5)	This amount includes base salary for Dr. Gentry paid through April 30, 2016 and a $73,344 lump sum payment for unused vacation.

(6)	This amount represents a special cash award paid to Mr. Holton in February 2016 representing his receipt of a CEO’s Award for significant contributions to RAI’s success.

(7)	This amount represents signing bonus paid to Mr. Fragnito in connection with his hiring on October 24, 2016.

(8)	The amounts shown in this column for 2016 represent the aggregate grant date fair value (calculated in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, referred to as FASC 718) for the stock-based incentive awards that were granted to the named executive officers in 2016 based on the probable outcome of the performance conditions at the time of the grant (and for Mr. Fragnito, this amount also includes a retention grant in the form of restricted stock units in connection with his hiring). The assumptions upon which these amounts are based are set forth in note 15 to the consolidated financial statements contained in this 2016 Annual Report on Form 10-K. For additional information on the performance shares (and restricted stock units in the case of Mr. Fragnito) granted under the Omnibus Plan in 2016, see the footnotes and narrative following the 2016 Grants of Plan-Based Awards Table below. Assuming that the highest level of performance conditions are achieved, the aggregate grant date fair value of the performance-based awards granted under the Omnibus Plan in 2016 to each named executive officer would be as follows — Ms. Cameron: $16,339,040; Ms. Crew: $3,551,820; Mr. Gilchrist: $3,517,840; Mr. Holton: $2,344,402; Mr. Fragnito: $2,918,922; and Dr. Gentry: $1,822,285.

The amounts shown in this column do not equal the actual value that any named executive officer received in 2016 with respect to the vesting of an equity-based incentive award. The actual value any named executive officer receives at the end of the performance period for such executive’s award is determined based on the specific terms of the grant documentation for the award, and such value may differ significantly from the amounts shown in this column. For the value that each of the named executive officers actually received in 2016 in connection with the vesting of equity-based incentive awards (a) made in 2013 to each of the named executive officers (except Mmes. Cameron and Crew and Mr. Fragnito) consisting of performance shares settled with shares of RAI common stock, (b) made in 2015 to Ms. Cameron consisting of performance shares settled with shares of RAI common stock, and (c) made in 2014 to Ms. Crew consisting of restricted stock units settled in shares of RAI common stock, see the 2016 Option Exercises and Stock Vested Table below.

(9)	The amounts in this column for 2016 consist of (1) the standard annual incentive award payments with respect to 2016 performance and (2) the one-time Game Changer special incentive award payments related to the Lorillard integration.

The standard annual incentive award payments with respect to 2016 performance were paid to the named executive officers (except Ms. Cameron and Mr. Fragnito, who did not receive an annual incentive payment based on his hire date) in the first quarter of 2017. As noted above, Ms. Cameron received an annual incentive award payout of $2,912,000 in May 2016 for her 2015/2016 performance period that ended April 30, 2016. The amounts paid to the other named executive officers for the standard annual incentive awards were as follows — Ms. Crew: $1,077,613; Mr. Gilchrist: $862,111; Mr. Holton: $717,710; and Dr. Gentry: $193,123. For information regarding the annual incentives, see “Compensation Discussion and Analysis — Analysis of 2016 Named Executive Officer Compensation Decisions — Annual Compensation — Annual Incentive Compensation” and “— Annual Incentives for Ms. Cameron” above, and for further information regarding the annual incentive opportunity for each named executive officer, subject to the maximum award payout limitations established by the Compensation Committee, see the narrative following the 2016 Grants of Plan-Based Awards Table below.

The Game Changer special incentive award opportunity for each named executive officer (except Ms. Cameron and Mr. Fragnito, both of whom did not participate in the Game Changer program) was granted under the Omnibus Plan for the 18-month performance period from July 1, 2015 to December 31, 2016. The Game Changer incentive awards for each participating named executive officer were determined by the Compensation Committee and paid out in early 2017. The amounts paid to the participating named executive officers for the Game Changer special incentive awards were as follows — Ms. Crew: $498,528; Mr. Gilchrist: $472,290; Mr. Holton: $412,842; and Dr. Gentry: $194,892. For more information about the Game Changer special incentive awards, see the disclosure above under “Compensation Discussion and Analysis —2016 Special Incentives.”

(10)

The amounts in this column for each named executive officer for 2016 represent only the total change in the actuarial present value of the executive’s accumulated benefit under all defined benefit plans, including supplemental plans. For Dr. Gentry, the amount reflects an additional three years of credited service that he received, pursuant to his severance agreement, at his termination on April 30, 2016. For additional information regarding the defined benefit plans in which the named executive officers participate, see the 2016 Pension Benefits Table below.

(11)	The amounts shown in this column for 2016 include, among other items:

(a)	contributions made by RAI to the named executive officers under RAI’s qualified defined contribution plan, and amounts credited by RAI to the accounts of the named executive officers in RAI’s non-qualified excess benefit plans (with such excess benefit plans described in greater detail in the footnotes and narrative following the 2016 Non-Qualified Deferred Compensation Table below), as follows:

Name	Qualified Plan Contribution ($)	Non-Qualified Plan Credit ($)
Ms. Cameron	23,850	362,250
Ms. Crew	17,559	143,410
Mr. Gilchrist	7,950	44,534
Mr. Holton	23,850	109,833
Mr. Fragnito	2,857	—
Dr. Gentry	26,200	60,790

(b)	the perquisites described below:

•	in the case of each of Mmes. Cameron and Crew, and Messrs. Gilchrist and Holton and Dr. Gentry, the sum of $20,000 representing (i) a cash payment to such named executive officer in 2016 of $10,000 plus (ii) the incremental cost of a program of financial planning and counseling services provided to such named executive officer in 2016, which amount was imputed to such named executive officer for income tax purposes;

•	in the case of Mr. Fragnito, the sum of $5,000 representing (i) a cash payment to Mr. Fragnito in 2016 of $2,500 plus (ii) the incremental cost of a program of financial planning and counseling services provided to Mr. Fragnito in 2016, which amount was imputed to such named executive officer for income tax purposes;

•	in the case of Mmes. Cameron and Crew, the sum of $214,331 and $12,525, respectively, representing the value (based upon the aggregate incremental cost to RJR Tobacco) ascribed to personal flights taken by Mmes. Cameron and Crew, or their respective guests, on aircraft fractionally owned by RJR Tobacco, which amounts were imputed to them for income tax purposes; and

•	the cost of premiums paid by RAI for certain excess liability insurance covering each of the named executive officers.

(c)	in the case of Ms. Cameron and Messrs. Gilchrist and Holton, the change in value of the accrued postretirement health benefit from December 31, 2015 to December 31, 2016, as follows — Ms. Cameron: $22,646, Mr. Gilchrist: $6,343 and Mr. Holton: $2,836.

(d)	in the case of Dr. Gentry, severance-related payments consisting of the following: (i) $1,079,400 representing an amount equal to two years of his annual base salary; (ii) $1,025,430 representing an amount equal to two times his target annual incentive under the annual incentive award program; (iii) $23,333 representing an amount equal to the value of the financial planning and counseling services that would have been provided by RAI during the severance period; (iv) $210,483 representing an amount equal to the matching and retirement enhancement contributions that would have been contributed to the non-qualified defined contribution plan by RAI during the severance period; (v) $2,235 representing an amount equal to the matching contributions related to a postretirement health-savings account that would have been credited by RAI during the severance period; and (vi) $17,576 representing an amount equal to the premiums paid by RAI on behalf of Dr. Gentry for health-care benefits, life insurance and excess liability insurance during the portion of the severance period in 2016.

  Equity and Non-Equity Incentive Awards

The following table sets forth certain information concerning each grant of an award made to a named executive officer during 2016 under any plan.

2016 Grants of Plan-Based Awards Table

Name	Grant Date		Board or Committee Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			Grant Date Fair Value of Stock and Option
				Threshold	Target	Maximum	Threshold	Target	Maximum	Awards(4)
				($)	($)	($)	(#)	(#)	(#)	($)
Susan M. Cameron	5/5/2016		5/5/2016	—	—	—	—	164,841	329,682	8,169,520
	5/5/2016	(1)	5/5/2016	—	2,080,000	4,160,000	—	—	—	—
Debra A. Crew	3/1/2016		2/4/2016	—	—	—	—	46,898	70,347	2,367,880
	2/4/2016	(1)	2/4/2016	—	953,640	1,907,280	—	—	—	—
Andrew D. Gilchrist	3/1/2016		2/4/2016	—	—	—	—	46,449	69,674	2,345,210
	2/4/2016	(1)	2/4/2016	—	762,930	1,525,860	—	—	—	—
Martin L. Holton III	3/1/2016		2/4/2016	—	—	—	—	30,955	46,433	1,562,918
	2/4/2016	(1)	2/4/2016	—	635,142	1,270,284	—	—	—	—
Joseph P. Fragnito	10/24/2016		9/15/2016	—	—	—	—	21,249	31,874	1,170,820
	10/24/2016	(2)	9/15/2016	—	—	—	—	21,101	—	1,162,665
Jeffery S. Gentry	3/1/2016		2/4/2016	—	—	—	—	24,061	36,092	1,214,840
	2/4/2016	(1)	2/4/2016	—	512,715	1,025,430	—	—	—	—

(1)	Amounts shown in this row represent the annual incentive award opportunity for each named executive officer (except Ms. Cameron, who received an annual incentive award opportunity based upon different terms as described below) under the Omnibus Plan for the 2016 performance period. The amounts shown in the “Target” column represent the amount that the Compensation Committee generally expected, as of the beginning of the performance period, to pay to each such named executive officer for target performance during the performance period. The “Threshold” column shows dashes because the Compensation Committee was permitted to reduce the ultimate value of the 2016 annual incentive award to essentially zero, so there is no threshold level for the awards. For above-target performance for 2016, the Compensation Committee decided to limit, subject to maximum cash net income award pools, the maximum payout for the 2016 annual incentive awards to two times the target value, which maximum values for each named executive officer are reflected in the “Maximum” column. The ultimate annual incentive award for 2016 was determined by the Compensation Committee in early 2017, as more fully described in the narrative under the heading “2016 Annual Incentives” following this table, and the actual payouts made relating to the 2016 annual incentive awards are included in the “Non-Equity Incentive Plan Compensation” column in the 2016 Summary Compensation Table above.

Amounts shown in this row for Ms. Cameron represent her annual incentive cash opportunity under the Omnibus Plan for the one-year performance period from May 1, 2016 to April 30, 2017. The amount shown in the “Target” column represents the amount that the Compensation Committee generally expected, as of the beginning of the performance period, to pay Ms. Cameron for target performance during the performance period. The “Threshold” column shows a dash because the Compensation Committee is permitted to reduce the ultimate value of her 2016/2017 annual incentive award to essentially zero, so there is no threshold level for the award. The Compensation Committee decided to limit, subject to her maximum cash net income award pool, the maximum payout for Ms. Cameron’s 2016/2017 annual incentive award to two times the target value, which maximum value for Ms. Cameron is reflected in the “Maximum” column. The ultimate 2016/2017 annual incentive award for Ms. Cameron will be determined by the Compensation Committee in May 2017, as more fully described in the narrative under the heading “2016/2017 Annual Incentive Opportunity for Ms. Cameron” following this table. Ms. Cameron’s actual annual incentive payout made relating to her 2015/2016 performance period is included in the “Non-Equity Incentive Plan Compensation” column in the 2016 Summary Compensation Table above.

(2)	The amount shown in this row represents a retention grant in the form of restricted stock units awarded to Mr. Fragnito in connection with his hiring effective October 24, 2016. This grant is expected to vest 50% on December 15, 2017, and 50% on December 15, 2018. Further details about this retention grant are discussed in footnote 3 below.

(3)	Amounts shown in these columns represent performance shares granted to each of the named executive officers (except Ms. Cameron and Mr. Fragnito, each of whom received long-term incentive award opportunities based upon different terms as described below) under the Omnibus Plan for the 2016-2018 performance period. The amounts shown in the “Target” column represent the number of performance shares initially awarded to each such named executive officer as his or her long-term incentive award opportunity, and represent the number of performance shares that the Compensation Committee generally expects, as of the beginning of the performance period, to pay to each such named executive officer for target performance during the performance period. The number of performance shares initially granted to each such named executive officer was determined by dividing the target long-term incentive opportunity, denominated as a multiple of the executive’s March 1, 2016 base salary, by $49.00, the average closing price of RAI common stock for the 20 trading days prior to the grant date. The “Threshold” column shows dashes because the Compensation Committee will be permitted to reduce the ultimate number of the 2016 performance shares earned to essentially zero, so there is no threshold level for the awards. For above-target performance for the 2016-2018 performance period, the Compensation Committee has decided to limit, subject to cash net income maximum award pools, the maximum payout of the 2016 performance shares to 150% of each such named executive officer’s target award opportunity, which maximum numbers of performance shares are reflected in the “Maximum” column. The ultimate number of performance shares actually earned by each of such named executive officers for the 2016-2018 performance period will be determined by the Compensation Committee in early 2019, as more fully described in the narrative under the heading “2016 Long-Term Incentives” following this table.

Amounts shown in these columns for Ms. Cameron represent her stock-based incentive opportunity under the Omnibus Plan for the performance period from May 1, 2016 to April 30, 2017. As described above, the amount shown in the “Target” column represents the number of performance shares initially awarded to Ms. Cameron as her 2016 equity-based incentive award opportunity, and represent the number of performance shares that the Compensation Committee generally expects, as of the beginning of the performance period, to pay to Ms. Cameron for target performance during the performance period. The number of performance shares initially granted to Ms. Cameron was determined by dividing the target equity-based incentive opportunity, denominated as a multiple of her May 1, 2016 base salary, by $49.29, the average closing price of RAI common stock for the 20 trading days prior to the grant date. The “Threshold” column shows dashes because the Compensation Committee will be permitted to reduce the ultimate number of her 2016 performance shares to essentially zero, so there is no threshold level for the awards. For above-target performance for the performance period, the Compensation Committee has decided to limit, subject to a cash net income maximum award pool, the maximum payout of the 2016 performance shares to 200% of Ms. Cameron’s target award opportunity, which maximum number of performance shares is reflected in the “Maximum” column. The ultimate number of performance shares actually earned by Ms. Cameron for the performance period will be determined by the Compensation Committee in May 2017, as more fully described in the narrative under the heading “2016 Stock-Based Incentive Grant for Ms. Cameron” following this table.

Amounts shown in these columns for Mr. Fragnito represent two stock-based incentive opportunities under the Omnibus Plan. The first grant represents a prorated grant of performance shares for the performance period from October 1, 2016 to December 31, 2018. The amount shown in the “Target” column represents the prorated number of performance shares awarded to Mr. Fragnito as his 2016 long-term incentive award opportunity, and represents the number of performance shares that the Compensation Committee generally expected, as of the beginning of the performance period, to pay to Mr. Fragnito for target performance during the performance period. The prorated number of performance shares initially granted to Mr. Fragnito was determined by dividing the prorated 2016 target long-term incentive opportunity, denominated as a multiple of his October 24, 2016 base salary, by $47.39, the average closing price of RAI common stock for the 20 trading days prior to the grant date. The “Threshold” column shows dashes because the Compensation Committee will be permitted to reduce the ultimate number of his 2016 performance shares earned to essentially zero, so there is no threshold level for the award. For above-target performance for the performance period, the Compensation Committee has decided to limit, subject to his cash net income maximum award pool, the maximum payout of the 2016 performance shares to 150% of Mr. Fragnito’s prorated target award opportunity. The ultimate number of performance shares actually earned by Mr. Fragnito for the performance period will be determined by the Compensation Committee in early 2019, as more fully described in the narrative below under the heading “Stock-Based Incentive Opportunities for New Named Executive Officer” following this table.

The second grant to Mr. Fragnito represents the retention grant of restricted stock units granted to Mr. Fragnito in connection with his hiring effective October 24, 2016. This grant is expected to vest 50% on December 15, 2017, and 50% on December 15, 2018. The amount shown in the “Target” column represents the number of restricted stock units initially awarded to Mr. Fragnito as the retention grant. The number of restricted stock units initially granted to Mr. Fragnito was determined by dividing the target long-term retention incentive opportunity of $1,000,000, by $47.39, the average closing price of RAI common stock for the 20 trading days prior to the grant date. The “Threshold” column shows dashes because the Compensation Committee will be permitted to reduce the ultimate number of his retention grant of restricted stock units to essentially zero, so there is no threshold level for the awards. The Compensation Committee decided to limit, subject to Mr. Fragnito’s cash net income maximum award pools for this grant, the maximum payout of the retention grant of restricted stock units to the target amount so that number of restricted stock units is reflected in the “Maximum” column. The ultimate number of restricted stock units actually earned by Mr. Fragnito will be determined by the Compensation Committee in December 2017 and December 2018, respectively, as more fully described in the narrative below under the heading “Stock-Based Incentive Opportunities for New Named Executive Officer” following this table.

(4)	Amounts shown in this column represent the grant date fair value of the 2016 performance shares award for each named executive officer (other than Ms. Cameron and Mr. Fragnito) and equal the product of $50.49 (the per share closing price of RAI common stock on the grant date of March 1, 2016) multiplied by the target number of performance shares awarded to such named executive officer based on the probable outcome of the performance conditions on the grant date.

The amount shown in this column for Ms. Cameron represents the grant date fair value of her 2016 performance shares award and equals the product of $49.56 (the per share closing price of RAI common stock on the grant date of May 5, 2016) multiplied by the target number of performance shares awarded to her based on the probable outcome of the performance conditions on the grant date.

The amounts shown in this column for Mr. Fragnito represent the grant date fair value of his 2016 performance shares award and the retention grant of restricted stock units, and each such amount equals the product of $55.10 (the per share closing price of RAI common stock on the grant date of October 24, 2016), multiplied by the target number of performance shares or restricted stock units awarded to him, as applicable, based on the probable outcome of the performance conditions on the grant date.

All of these amounts also are disclosed in the “Stock Awards” column in the 2016 Summary Compensation Table above.

2016 Annual Incentives. The annual incentive opportunities reflected in the table above were approved in February 2016 for each of the named executive officers (other than Ms. Cameron and Mr. Fragnito) for the January 1, 2016 to December 31, 2016 performance period. Although such values represented the target and maximum annual incentive award opportunity for each participating named executive officer for 2016, the ultimate value of the 2016 annual incentive awards was determined by the Compensation Committee at the end of the performance period based first on the annual incentive cash award pool generated for each of the participating named executive officers under the pre-established cash net income performance formula, and then reduced using negative discretion after consideration of the actual performance of RAI and its operating companies on the underlying performance metrics described in the Compensation Discussion and Analysis.

In February of 2016, the Compensation Committee established the underlying financial and marketplace performance metrics, weightings, targets and scoring grids for 2016. Each metric had a threshold, target and maximum score associated with it. If the threshold score relating to a particular metric was not met, then such metric was assigned a score of zero in determining the overall score. The maximum score that could be assigned to any metric was 200% of target. In determining the score for any performance metric, the Compensation Committee considered unanticipated, unusual or non-recurring events that affected such metric. The score for each metric was multiplied by its applicable percentage weighting; the resulting product yielded a weighted score for the particular metric, which was then added to all other weighted metric scores (calculated in the same fashion), resulting in an overall score. The Compensation Committee then considered whether any additional adjustment was appropriate; if any such adjustment was approved by the Committee, the adjustment was applied to the weighted total score resulting in the final payout score.

After the end of the 2016 performance period, the Compensation Committee approved the annual incentive cash award pools for each participating named executive officer based on RAI’s 2016 cash net income of $3.2 billion, and then reviewed the 2016 performance of RAI and its operating companies as measured by the underlying performance metrics. After consideration of the above results, the Compensation Committee used negative discretion to reduce the amount of the annual incentive cash award for each participating named executive officer. Each participating named executive officer’s 2016 annual incentive award was paid out in cash in the first quarter of 2017. For more information about our annual incentive compensation, see the disclosure above under “Compensation Discussion and Analysis — Analysis of 2016 Named Executive Officer Compensation Decisions — Annual Compensation — Annual Incentive Compensation.”

2016/2017 Annual Incentive Opportunity for Ms. Cameron. The annual incentive opportunity reflected in the table above for Ms. Cameron was approved in May 2016 for the May 1, 2016 to April 30, 2017 performance period. Although such value represented the target annual incentive award opportunity for Ms. Cameron for 2016, the ultimate value of her 2016 annual incentive award will be determined by the Compensation Committee at the end of the performance period based first on the annual incentive cash award pool generated for Ms. Cameron under her pre-established cash net income performance formula, and then may be reduced using negative discretion after consideration of (1) the actual performance of RAI and its operating companies on the 2016 underlying performance metrics as described above and in the Compensation Discussion and Analysis for the other named executive officers and (2) Ms. Cameron’s performance against other performance goals established by the Compensation Committee.

After the end of the performance period, the Compensation Committee will approve an annual incentive cash award pool for Ms. Cameron based on RAI’s cash net income for the period from April 1, 2016 to March 31, 2017, and then review the 2016 performance of RAI and its operating companies as measured by the underlying performance metrics and Ms. Cameron’s performance against the other performance goals over the performance period. After consideration of the above results, the Compensation Committee may use negative discretion to reduce the amount of the annual incentive cash award for Ms. Cameron. Ms. Cameron’s 2016 annual incentive award will be paid out in cash in May 2017. For more information about Ms. Cameron’s annual incentive compensation, see the disclosure above under “Compensation Discussion and Analysis — Analysis of 2016 Named Executive Officer Compensation Decisions — Annual Compensation — Annual Incentives for Ms. Cameron — 2016/2017 Annual Incentive Opportunity for Ms. Cameron.”

2016 Long-Term Incentives. The performance share awards reflected in the table above were made effective March 1, 2016 to each of the named executive officers (except Ms. Cameron and Mr. Fragnito) as a target long-term incentive award for the January 1, 2016 to December 31, 2018 performance period. The number of performance shares each participating named executive officer actually will receive, if any, will be determined at the end of such performance period based first on the maximum payout limitation provided by the performance shares award pool generated for each participating named executive officer under a pre-established cash net income performance formula. Then, the Compensation Committee may use negative discretion to reduce the number of performance shares actually earned to an amount consistent with the average of RAI’s annual incentive award program scores for each of the three years in the performance period, but not higher than 150% of target. For example, if RAI’s actual three-year average annual incentive award score equals the 100% target, then each participating named executive officer may earn 100% of his or her target number of performance shares (subject to reduction using negative discretion and the adjustment described below). If, in the alternative, RAI’s actual three-year average score equals or exceeds the 150% maximum annual incentive award score, then each participating named executive officer may earn a maximum of 150% of his or her target number of performance shares (subject to reduction using negative discretion and the adjustment described below), and if RAI’s actual three-year average score is zero, then the participating named executive officer will not earn any performance shares. For actual three-year average scores between zero and the 150% maximum, the number of performance shares each participating named executive officer actually earns will be determined by the Compensation Committee taking into account RAI’s actual three-year average score. In addition, if RAI fails to pay cumulative dividends for the three-year performance period of at least $5.04 per share (an amount equal to the dividend paid for the first quarter of the performance period times the number of quarters in the performance period), then the number of performance shares earned will be reduced by an amount equal to three times the percentage of the dividend underpayment for the three-year performance period, up to a maximum additional performance share reduction of 50%. The number of performance shares earned after the performance adjustments generally will vest on March 1, 2019, and will be settled in shares of RAI common stock as soon as practicable after such date. At the time the performance share awards vest, if at all, each participating named executive officer will receive a cash dividend equivalent payment equal to the aggregate amount of dividends per share declared and paid to RAI’s shareholders on RAI common stock during the period from the beginning of the performance period through the date on which the performance shares are paid, multiplied by the number of performance shares actually earned by the participating named executive officer after the performance adjustments.

In the event of a participating named executive officer’s death or termination due to permanent disability, in each case prior to the normal vesting date and while the executive is an active employee of RAI or one of its subsidiaries, any outstanding performance shares will vest on the date of the named executive officer’s death or termination due to permanent disability on a pro rata basis based on target performance, with payment of the pro rata amount of the performance shares (plus the associated cash dividend equivalent payment for such shares) to be made as soon as practicable after such event occurs. In the event of a participating named executive officer’s retirement or termination of employment without cause where the executive is eligible for and accepts severance benefits under an RAI-sponsored severance plan or agreement with RAI, the amount of performance shares that will vest on a pro rata basis on the March 1, 2019 vesting date will be determined as described above based on the actual performance of RAI and its operating companies over the three-year performance period, with the payment of the earned number of performance shares (plus the associated cash dividend equivalent payment for such shares) to be made as soon as practicable after the March 1, 2019 vesting date. In all instances, however, in the event of a change of control of RAI where the outstanding performance shares are not assumed, the amount of performance shares that will vest on the date of the change of control will be equal to the higher of (1) the target number of performance shares and (2) the amount of performance shares that would be earned based on the actual performance of RAI and its operating companies for those fiscal years completed prior to the change of control and a score of 100% for the year of the change of control and any remaining years in the performance period. The payment of such performance shares will be made as soon as practicable after the change of control. In the event of a participating named executive officer’s voluntary termination of employment (except in the case of Mr. Holton, who is eligible for retirement) or termination of employment for cause, the named executive officer’s outstanding performance shares will be forfeited and cancelled. For more information about this long-term incentive award, see the disclosure above under “Compensation Discussion and Analysis — Analysis of 2016 Named Executive Officer Compensation Decisions — Long-Term or Stock-Based Incentive Compensation — Long-Term Incentive Opportunity.”

2016 Stock-Based Incentive Grant for Ms. Cameron. The performance share award reflected in the table above was made to Ms. Cameron on May 5, 2016 as a target stock-based incentive award for the May 1, 2016 to April 30, 2017 performance period. The number of performance shares (and the associated cash dividend equivalent payment) Ms. Cameron actually will receive, if any, will be determined at the end of such performance period based first on the maximum payout limitation provided by the performance shares award pool generated under her pre-established cash net income performance formula. Then, the

Compensation Committee may use negative discretion to reduce the number of performance shares she actually earns to an amount consistent with the performance of RAI and its subsidiaries over the performance period against the 2016 underlying performance metrics and consideration of her progress on succession planning goals and such other performance factors as the Compensation Committee chooses to consider, but such score may not be higher than 200% of target. In addition, if RAI fails to pay cumulative dividends for the performance period of at least $1.68 per share (an amount equal to the dividend paid for the first quarter of the performance period times the number of quarters in the performance period), then the number of performance shares earned will be reduced by an amount equal to three times the percentage of the dividend underpayment for the performance period, up to a maximum performance share reduction of 50%. Subject to the foregoing, Ms. Cameron’s performance share award generally will vest on May 5, 2017, and will be settled in shares of RAI common stock as soon as practicable after such date. At the time her performance share award vests, if at all, Ms. Cameron will receive a cash dividend equivalent payment equal to the aggregate amount of dividends per share declared and paid to RAI’s shareholders on RAI common stock during the period from the beginning of the performance period through the payment of the performance shares, multiplied by the number of performance shares she actually earns after the performance adjustments.

In the event of Ms. Cameron’s death or termination due to permanent disability, in each case prior to the end of the performance period, any outstanding performance shares will vest on the date of her death or termination due to permanent disability on a pro rata basis based on target performance, with payment of the pro rata amount of the performance shares (plus the associated cash dividend equivalent payment for such shares) to be made as soon as practicable after such event occurs. In the event of Ms. Cameron’s involuntary termination of employment without cause where she is eligible for and accepts severance benefits under an RAI-sponsored severance plan or agreement with RAI prior to the end of the performance period, the amount of performance shares that will vest on a pro rata basis on the May 5, 2017 vesting date will be determined as described above based on the actual performance of RAI and its operating companies over the performance period against the 2016 underlying performance metrics and consideration of her progress on succession planning goals and such other performance factors as the Compensation Committee chooses to consider, with the payment of the earned number of performance shares (plus the associated cash dividend equivalent payment for such shares) to be made as soon as practicable after the May 5, 2017 vesting date. In all instances of termination, if the Board determines that Ms. Cameron’s assignment is complete upon the date of her termination of employment, then Ms. Cameron’s performance share award will vest on May 5, 2017 and she will be entitled to the associated cash dividend equivalent payment for such shares. In all instances, however, in the event of a change of control of RAI where the outstanding performance shares are not assumed, the amount of performance shares that will vest on the date of the change of control will be equal to the higher of (1) the target number of performance shares and (2) the amount of performance shares that would be earned based on the actual performance of RAI and its operating companies for the performance period. The payment of such performance shares will be made as soon as practicable after the change of control. In the event of Ms. Cameron’s voluntary termination of employment or termination of employment for cause, her outstanding performance shares will be forfeited and cancelled. For more information about this stock-based incentive award, see the disclosure above under “Compensation Discussion and Analysis — Analysis of 2016 Named Executive Officer Compensation Decisions — Long-Term or Stock-Based Incentive Compensation — Stock-Based Incentive Opportunity for Ms. Cameron — 2016 Stock-Based Incentive Grant for Ms. Cameron.”

Stock-Based Incentive Opportunities for New Named Executive Officer. The performance share award reflected in the table above was made to Mr. Fragnito on October 24, 2016 as a prorated target long-term incentive award with a October 1, 2016 to December 31, 2018 performance period. The number of performance shares (and the associated cash dividend equivalent payment) Mr. Fragnito will receive, if any, will be determined at the end of such performance period based first on the maximum payout limitation provided by the performance shares award pool generated under his pre-established cash net income performance formula. Then, the Compensation Committee may use negative discretion to reduce the number of performance shares actually earned to an amount consistent with the average of RAI’s annual incentive award program scores for 2016, 2017 and 2018, but not higher than 150% of his prorated target, in the same manner as described above under “2016 Long-Term Incentives.” In addition, consistent with the performance share awards made March 1, 2016, if RAI fails to pay cumulative dividends for the full three-

year period (2016-2018) of at least $5.04 per share (an amount equal to the dividend paid for the first quarter of 2016 times the number of quarters in the full three-year period from 2016-2018), then the number of performance shares he earns will be reduced by an amount equal to three times the percentage of the dividend underpayment for 2016-2018 period, up to a maximum additional performance share reduction of 50%. The number of performance shares earned after the performance adjustments generally will vest on March 1, 2019, and will then be settled in shares of RAI common stock. At the time his performance share award vests, if at all, Mr. Fragnito will receive a cash dividend equivalent payment equal to the aggregate amount of dividends per share declared and paid to RAI’s shareholders on RAI common stock during the period from the beginning of his performance period through the payment of the performance shares, multiplied by the number of performance shares he actually earns after the performance adjustments.

In the event of Mr. Fragnito’s death or termination due to permanent disability, in each case prior to the normal vesting date and while he is an active employee of RAI or one of its subsidiaries, any outstanding performance shares will vest on the date of his death or termination due to permanent disability on a pro rata basis based on target performance, with payment of the pro rata amount of the performance shares (plus the associated cash dividend equivalent payment for such shares) to be made as soon as practicable after such event occurs. In the event of Mr. Fragnito’s retirement or involuntary termination of employment without cause where he is eligible for and accepts severance benefits under an RAI-sponsored severance plan or agreement with RAI prior to the normal vesting date, the amount of performance shares that will vest on a pro rata basis on the March 1, 2019 vesting date will be determined as described above based on the actual performance of RAI and its operating companies over the performance period, with the payment of the earned number of performance shares (plus the associated cash dividend equivalent payment for such shares) to be made as soon as practicable after the March 1, 2019 vesting date. In all instances, however, in the event of a change of control of RAI where the outstanding performance shares are not assumed, the amount of performance shares that will vest on the date of the change of control will be equal to the higher of (1) the target number of performance shares and (2) the amount of performance shares that would be earned based on the actual performance of RAI and its operating companies for those fiscal years completed prior to the change of control and a score of 100% for the year of the change of control and any remaining years in the performance period, and the payment of such performance shares will be made as soon as practicable after the change of control. In the event of Mr. Fragnito’s voluntary termination of employment or termination of employment for cause, his outstanding performance shares will be forfeited and cancelled. For more information about this long-term incentive award, see the disclosure above under “Compensation Discussion and Analysis — Analysis of 2016 Compensation Decisions — Long-Term Incentive Compensation — Stock-Based Incentive Opportunities for New Named Executive Officer — 2016 Long-Term Incentive Opportunity.”

The retention grant of restricted stock units reflected in the table above was made to Mr. Fragnito on October 24, 2016 as a target long-term incentive award with a October 1, 2016 to December 31, 2018 performance period. The number of retention restricted stock units (and the associated cash dividend equivalent payment) that will vest at the end of the first 12 months of the performance period, if any, will be subject to the maximum payout limitation provided by the award pool generated under the pre-established cash net income performance formula for such 12-month period. The number of the remaining restricted stock units (and the associated cash dividend equivalent payment) that will vest at the end of the final 12 months of the performance period, if any, will be subject to the maximum payout limitation provided by the award pool generated under the pre-established cash net income performance formula for such 12-month period. In each case, the Compensation Committee may use negative discretion to reduce the number of the retention grant restricted stock units Mr. Fragnito actually earns. The vesting of such restricted stock units is subject to Mr. Fragnito’s continued employment with RAI on the applicable vesting date. Upon vesting, the restricted stock unit grants will be paid in the form of shares of RAI stock plus the associated cash dividend payment for the corresponding period, which will be paid in cash.

In the event of Mr. Fragnito’s death, permanent disability or a change of control (if such award is not assumed), in each case while he is an active employee of RAI or one of its subsidiaries, any outstanding restricted stock units will vest on a pro rata basis, with payment of the pro rata amount of the restricted stock units (plus the associated cash dividend equivalent payment) to be made as soon as practicable after such event occurs. In the event of Mr. Fragnito’s involuntary termination of employment without cause where he is eligible for and accepts severance benefits under an RAI-sponsored severance plan or agreement with RAI, any outstanding restricted stock units will vest on a pro rata basis on the first or second vesting date, as applicable. In the event of Mr. Fragnito’s voluntary termination of employment or termination of employment for cause, his outstanding restricted stock units will be forfeited and cancelled. For more information about this stock-based retention incentive award, see the disclosure above under “Compensation Discussion and Analysis — Analysis of 2016 Compensation Decisions — Long-Term Incentive Compensation — Stock-Based Incentive Opportunities for New Named Executive Officer — Retention Restricted Stock Units.”

For information on the amount of salary and bonus in proportion to total compensation, see “Compensation Discussion and Analysis — Executive Summary — 2016 Pay Mix” above.

The following table sets forth certain information concerning equity incentive plan awards outstanding as of the end of 2016 for each named executive officer.

Outstanding Equity Awards At 2016 Fiscal Year-End Table

		Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested(1) (#)	Market Value of Shares or Units of Stock That Have Not Vested(3) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(1) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(3) ($)
Susan M. Cameron	5/5/2016			164,841(4)	9,237,690
Debra A. Crew	3/1/2016			70,347(5)	3,942,246
	3/2/2015			77,511(6)	4,343,716
	10/1/2014	66,322(7)	3,716,685
	10/1/2014			74,266(8)	4,161,867
Andrew D. Gilchrist	3/1/2016			69,674(5)	3,904,531
	3/2/2015			91,422(6)	5,123,289
	3/3/2014	95,386(2)	5,345,431
Martin L. Holton III	3/1/2016			46,433(5)	2,602,105
	3/2/2015			59,634(6)	3,341,889
	3/3/2014	73,439(2)	4,115,522
Joseph P. Fragnito	10/24/2016			31,874(9)	1,786,219
	10/24/2016			21,101(10)	1,182,500
Jeffery S. Gentry	3/1/2016			2,010(5)	112,640
	3/2/2015			18,524(6)	1,038,085
	3/3/2014	42,366(2)	2,374,191

(1)	All share amounts in these columns have been adjusted to reflect the 2015 Stock Split.

(2)

These awards represent performance shares granted under the Omnibus Plan on March 3, 2014. The performance shares vested, in accordance with their terms, on March 3, 2017. The number of performance shares set forth in the table represents the number of performance shares each such named executive officer actually earned based on the performance of RAI and its operating companies over the three-year performance period ended on December 31, 2016. In February 2017, the Compensation Committee approved the maximum performance share award pools generated by the pre-established performance formula for each of the named executive officers approved in February 2014 based on the percentage established for such named executive officer and RAI’s 2014-2016 cumulative cash net income of $7.3 billion. The Compensation Committee then paid out an amount of earned performance shares (and the associated cash dividend equivalent payment) less than the maximum performance share award pool to such named executive officer based on its review and consideration of the three-year average of RAI’s annual incentive award program scores for 2014, 2015 and 2016 (131%, 140% and 113%, respectively), which was 128%. In addition, RAI satisfied the three-year cumulative dividend requirement of $4.02 (the amount equal to the dividend paid for the first quarter of the performance period times the number of quarters in the performance period), so there was no additional reduction to the number of performance shares earned. As a result, the final number of performance shares actually earned was 128% of target. Upon their vesting, the earned performance shares were settled in shares of RAI common stock. In the case of Dr. Gentry, the amount earned was pro-rated based on his departure on April 30, 2016. The associated cash dividend equivalent payment each named executive officer received was equal to the aggregate amount of dividends per share declared and paid to RAI’s shareholders on RAI common stock from the beginning of the performance period through the payout of the performance shares, multiplied by the number of performance shares actually earned after the performance adjustments.

(3)	The amounts shown in these columns represent the product of $56.04, the per share closing price of RAI common stock on December 30, 2016 (the last trading day of the year), and the number of performance shares or restricted stock units (as applicable) reflected in the corresponding column in the table for the named executive officer as of December 31, 2016.

(4)	This amount represents performance shares granted under the Omnibus Plan on May 5, 2016. These performance shares will vest on May 5, 2017, subject to the achievement of certain performance criteria and a cumulative dividend requirement. The material terms governing such award are described in the narrative under the heading “2016 Stock-Based Incentive Grant for Ms. Cameron” following the 2016 Grants of Plan-Based Awards Table above. The number of performance shares set forth in this table represents the target number of performance shares Ms. Cameron may earn at the end of the one-year performance period ending April 30, 2017. The number of performance shares actually earned by Ms. Cameron will be determined by the Compensation Committee based on the actual performance over the one-year performance period, and such amount may differ significantly from the amount shown in this column.

(5)	These amounts represent performance shares granted under the Omnibus Plan on March 1, 2016. These performance shares will vest on March 1, 2019, subject to the achievement of certain performance criteria and a cumulative dividend requirement. The material terms governing such awards are described in the narrative under the heading “2016 Long-Term Incentives” following the 2016 Grants of Plan-Based Awards Table above. The number of performance shares set forth in this table represents the maximum number of performance shares each such named executive officer may earn at the end of the three-year performance period ending December 31, 2018, based on the actual performance for the first year of the performance period. In the case of Dr. Gentry, the amount shown in this column represents the hypothetical maximum number of performance shares that he may earn at the end of the three-year performance period based on RAI’s above-target performance for the first year of the performance period for the pro rata portion of his 2016 performance share grant (calculated pursuant to the terms of the 2016 performance share agreement), in connection with his retirement on April 30, 2016. The number of performance shares actually earned by such named executive officers will be determined by the Compensation Committee based on the actual performance over the entire three-year performance period, and such amount may differ significantly from the amounts shown in this column.

(6)

These awards represent performance shares granted under the Omnibus Plan on March 2, 2015. These performance shares will vest on March 2, 2018, subject to the achievement of certain performance criteria and a cumulative dividend requirement. The number of performance shares set forth in the table represents the maximum number of performance shares each such named executive officer may earn at the end of the three-year performance period based on the actual performance for the first two years of the performance period. The material terms governing such awards are essentially the same as the terms governing the performance shares granted on March 1, 2016, as described in the narrative under the heading “2016 Long-Term Incentives” following the 2016 Grants of Plan-Based Awards Table above, except that the three-year performance period applicable to the 2015 performance shares ends on December 31, 2017, the three-year average annual incentive award score will be based on the 2015, 2016 and 2017 scores, and the three-year cumulative dividend threshold is $4.02. In the case of Dr. Gentry, the amount shown in this column represents the hypothetical maximum number of performance shares that he may earn at the end of the three-year performance period based on RAI’s above-target performance for the first two years of the performance period for the pro rata portion of his 2015 performance share grant (calculated pursuant to the terms of the 2015 performance share agreement), in connection with his retirement on April 30, 2016. The number of performance shares actually earned by such named executive officers will be determined by the Compensation Committee based on the actual performance over the entire three-year performance period, and such amount may differ significantly from the amounts shown in this column.

(7)	This award represents performance shares granted to Ms. Crew under the Omnibus Plan on October 1, 2014. These performance shares vested, in accordance with the terms of the award, on March 3, 2017. The material terms governing such award were essentially the same as the terms governing the performance shares granted to the other named executive officers on March 3, 2014, as described in footnote 2 above, except that the performance period applicable to her 2014 performance shares was the 27-month period beginning on October 1, 2014 and ending on December 31, 2016, and the cumulative dividend threshold was $3.015. In February 2017, the Compensation Committee approved the maximum performance share award pool generated by the pre-established performance formula for Ms. Crew approved in August 2014 based on the percentage established for Ms. Crew and RAI’s cumulative cash net income of $5.9 billion for the 27-month performance period. The final number of performance shares actually earned was 128% of target. Upon their vesting, the earned performance shares were settled in shares of RAI common stock. The associated cash dividend equivalent payment received was equal to the aggregate amount of dividends per share declared and paid to RAI’s shareholders on RAI common stock from the beginning of the performance period through the payout of the performance shares, multiplied by the number of performance shares actually earned.

(8)	This amount represents the remaining 50% of the “retention” grant of restricted stock units granted to Ms. Crew under the Omnibus Plan on October 1, 2014. These remaining restricted stock units will vest on September 30, 2018, subject to Ms. Crew’s continued employment on the vesting date. The actual number of the remaining retention restricted stock units (and the associated cash dividend equivalent payment) that will vest at the end of the three-year performance period, if any, will be subject to the maximum payout limitation provided by an award pool generated under the pre-established cash net income performance formula for such three-year period. The Compensation Committee may use negative discretion to reduce the number of the remaining retention grant restricted stock units Ms. Crew actually earns. The number of restricted stock units set forth in this table represents the target number of remaining retention restricted stock units Ms. Crew may earn at the end of the three-year vesting period ending September 30, 2018.

(9)	This award represents performance shares granted to Mr. Fragnito under the Omnibus Plan on October 24, 2016. These performance shares will vest, in accordance with the terms of the award, on March 1, 2019. The material terms governing such award were essentially the same as the terms governing the performance shares granted to the other named executive officers on March 1, 2016, as described in footnote 5 above, except that the performance period applicable to his 2016 performance shares for purposes of the cash net income pool is the period beginning on October 1, 2016 and ending on December 31, 2018. The number of performance shares actually earned by Mr. Fragnito will be determined by the Compensation Committee based on the actual performance over the entire performance period, and such amount may differ significantly from the amount shown in this column.

(10)	This amount represents the “retention” grant of restricted stock units granted to Mr. Fragnito under the Omnibus Plan on October 24, 2016. These restricted stock units generally will vest on 50% on December 15, 2017, and 50% on December 15, 2018, subject to Mr. Fragnito’s continued employment on the vesting date. The actual number of the retention restricted stock units (and the associated cash dividend equivalent payment) that will vest at the end of each performance period, if any, will be subject to the maximum payout limitation provided by an award pool generated under the pre-established cash net income performance formula for such period. The Compensation Committee may use negative discretion to reduce the number of the retention grant restricted stock units Mr. Fragnito actually earns. The number of restricted stock units set forth in this table represents the target number of retention restricted stock units Mr. Fragnito may earn.

The following table provides information concerning the performance shares and restricted stock units settled with shares of RAI common stock that the named executive officers vested in during 2016.

2016 Option Exercises and Stock Vested Table (1)

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(2) ($)
Susan M. Cameron	402,013	20,044,368
Debra A. Crew	41,451	1,954,415
Andrew D. Gilchrist	94,216	4,756,966
Martin L. Holton III	79,985	4,038,443
Joseph P. Fragnito	—	—
Jeffery S. Gentry	67,535	3,409,842

(1)	None of the named executive officers beneficially owned at any time during 2016 any options to acquire shares of RAI common stock.

(2)	The amounts shown in this column represent the value of each such named executive officer’s (other than Mmes. Cameron and Crew) earned performance shares settled in shares of RAI common stock on March 1, 2016, the vesting date of such performance shares, based on the $50.49 per share closing price of RAI common stock on March 1, 2016.

In the case of Ms. Cameron, the amount shown in this column represents the value of her earned performance shares settled in shares of RAI common stock on May 7, 2016, the vesting date of such performance shares, based on the $49.86 per share closing price of RAI common stock on May 6, 2016 (the last trading date prior to such vesting date).

In the case of Ms. Crew, the amount shown in this column represents the value of her earned restricted stock units settled in shares of RAI common stock on September 30, 2016, the vesting date of such restricted stock units, based on the $47.15 per share closing price of RAI common stock on September 30, 2016.

  Retirement Benefits

The following table sets forth information concerning each defined benefit plan that provides the named executive officers with payments or other benefits at, following, or in connection with retirement.

2016 Pension Benefits Table

Name	Plan Name	Number of Years Credited Service(1) (#)	Present Value of Accumulated Benefit(2) ($)	Payments During Last Fiscal Year ($)
Susan M. Cameron	Reynolds American Additional Benefits Plan(3)(5)(6)	6.337	3,268,842	183,318

	Retirement Plan for Salaried Employees of Brown & Williamson Tobacco Corporation and Certain Affiliates(4)(5)(6)	18.100	1,755,405	74,329
Debra A. Crew	—	—	—	—
Andrew D. Gilchrist	Reynolds American Retirement Plan	12.334	330,410	0

	Reynolds American Additional Benefits Plan(3)(5)	12.334	1,897,434	0

	Retirement Plan for Salaried Employees of Brown & Williamson Tobacco Corporation and Certain Affiliates(4)(5)	6.500	335,743	0

	Supplemental Pension Plan for Executives of Brown & Williamson Tobacco Corporation(3)(5)	6.500	748,604	0
Martin L. Holton III	Reynolds American Retirement Plan	14.838	617,666	0

	Reynolds American Additional Benefits Plan(3)(5)	14.838	2,946,786	0
Joseph P. Fragnito	—	—	—	—
Jeffery S. Gentry	Reynolds American Retirement Plan	29.836	1,055,809	39,328

	Reynolds American Additional Benefits Plan(3)(5)	32.836	4,732,787	176,292

(1)	The number of years of credited service is shown as of December 31, 2016 (except for Dr. Gentry, whose years of credited service are shown as of his retirement on April 30, 2016). Pursuant to his severance agreement, upon his termination of employment on April 30, 2016, Dr. Gentry received three additional years of credited service in the Reynolds American Additional Benefits Plan, as discussed below.

(2)	The actuarial present value of accumulated benefit is shown as of December 31, 2016. The narrative below describes the valuation method and material assumptions applied for purposes of determining the values in this column.

(3)	Effective June 30, 2013, the Supplemental Pension Plan for Executives of Brown & Williamson Tobacco Corporation, a non-qualified plan referred to as the B&W Supplemental Plan, the Reynolds American Supplemental Benefits Plan, a non-qualified plan referred to as the SBP, and certain other non-qualified plans were merged into the Reynolds American Additional Benefits Plan, a non-qualified plan referred to as the ABP. The merged plan was named the RAI Non-Qualified Retirement Plan.

(4)	Effective December 31, 2013, certain other qualified plans were merged into the Retirement Plan for Salaried Employees of Brown & Williamson Tobacco Corporation and Certain Affiliates, referred to as the Legacy Plan. The Legacy Plan was then renamed the Retirement Income Plan for Certain RAI Affiliates.

(5)	Following the mergers referred to above, each of the plans that merged into the ABP and the Legacy Plan, respectively, retained the same benefits and terms as it had prior to the merger. For purposes of this table and the narrative that follows, the information describes the benefits and terms of the underlying plans.

(6)	Prior to rejoining RAI in 2014, Ms. Cameron had retired in 2011 and commenced receiving payments from the ABP and the Legacy Plan based on her prior periods of employment with RAI and B&W, respectively. The amounts shown under the Payments During Last Fiscal Year column represent the amounts she received under each of such plans during 2016.

RAI maintains two defined benefit plans — the Reynolds American Retirement Plan, a tax-qualified pension equity plan referred to as the PEP, and the ABP (in which all of the named executive officers participate, other than Ms. Crew and Mr. Fragnito, who are not eligible to participate based upon their hire dates, and Ms. Cameron, who is not eligible to actively participate in these plans based on the date she rejoined RAI).

In addition, Ms. Cameron accrued benefits for service with B&W before the B&W business combination under two additional defined benefit plans, the obligations of which were assumed by RAI in connection with the B&W business combination — the Legacy Plan and the B&W Supplemental Plan. Her benefits under the B&W Supplemental Plan were paid out in a lump sum upon her retirement in 2011 and, as of December 31, 2016, she had not accrued additional benefits under the B&W Supplemental Plan. Mr. Gilchrist also has accrued benefits for service with B&W before the B&W business combination under the Legacy Plan and the B&W Supplemental Plan.

Ms. Cameron’s years of credited service for purposes of the ABP represent her service with RAI after the B&W business combination and prior to her retirement in 2011. Her years of credited service for purposes of the Legacy Plan represent her service with B&W before the B&W business combination.

Mr. Gilchrist’s years of credited service for purposes of the PEP and the ABP represent his service with RAI after the B&W business combination. His years of credited service for purposes of the Legacy Plan and the B&W Supplemental Plan represent his service with B&W before the B&W business combination.

In addition, as noted above, pursuant to his severance agreement, upon his termination of employment on April 30, 2016, Dr. Gentry was credited with three years of additional service in the ABP.

The calculation of the present value of each accumulated benefit assumes a discount rate of 4.16% (the rate used by RAI in determining the accumulated pension obligations for financial reporting purposes) and post-commencement mortality based on RP-2016 “Healthy Annuitants” table without collar or amount adjustments, projected using Scale MP-2016 with generational projection. Benefit values of the PEP and the ABP are based on immediate payment at January 1, 2017. Benefit values for Ms. Cameron’s ongoing payments from the ABP and the Legacy Plan, which commenced following her retirement in 2011, are based on amounts payable from January 1, 2017 forward. Benefit values for Mr. Gilchrist for the Legacy Plan and the B&W Supplemental Plan are based on payment at age 56, the age at which his unreduced benefits could commence assuming continued employment to that age. Benefit values for Dr. Gentry’s ongoing PEP and ABP payments, both of which commenced following his retirement on April 30, 2016 (although payments under the ABP were deferred until November 2016 pursuant to Section 409A of the Code), are based on amounts payable from January 1, 2017 forward.

Reynolds American Plans. The PEP provides a lump sum benefit that is a multiple of final average earnings payable after termination of employment at any age. The multiple is the sum of the participant’s core earned percentages (ranging from 4% to 13% per year depending on age) and excess earned percentages (ranging from 0% to 4% per year depending on age) while covered by the PEP. A participant’s lump sum benefit is equal to his or her total final average earnings multiplied by his or her total core percentage, plus his or her final average earnings in excess of Social Security covered compensation multiplied by his or her total excess percentage. For purposes of the PEP, final average earnings is the annualized sum of base salary and bonus in the year earned, and is determined by considering the 36 consecutive months that yield the highest average during the participant’s last 60 months of service. Each year’s compensation for the PEP is limited by the compensation limits under the Code.

The ABP provides a benefit equal to the benefit that would be paid under the PEP if the limits on compensation and benefits under the Code did not apply and if certain extraordinary items of income that are excluded from compensation under the PEP were included. This benefit is reduced by the PEP benefit and is paid upon termination of employment in monthly annuity payments if the present value of the total benefit is greater than $10,000. If the present value of the total benefit is $10,000 or less, this benefit is paid in a one-time lump sum. The ABP is a non-qualified unfunded plan designed to allow participants in the plan to receive a pension benefit equal to the benefit that would have been paid under the PEP had the PEP not been subject to the limits on compensation and benefits under the Code and had the compensation thereunder been recognized under the PEP. All benefits under the ABP are payable out of the general corporate assets of RAI.

Legacy B&W Plans. The Legacy Plan provides monthly benefits equal to the product of a participant’s years of pensionable service (to a maximum of 38 years) multiplied by her or his pensionable salary, divided by 57 and reduced by a proportionate amount of the participant’s Social Security benefit. A participant’s pensionable salary is the average of the participant’s base rate of pay in effect for the 36-month period immediately before termination of employment. Ms. Cameron’s and Mr. Gilchrist’s service with RAI is not considered pensionable service under the Legacy Plan, but her or his base rate of pay with RAI is taken into account in determining her or his pensionable salary.

Benefits are payable at age 65. In addition, early retirement benefits may commence before age 65 to a participant who terminates employment either after attaining age 55 with at least ten years of service or with at least ten years of service when her or his age plus years of service equal at least 65. If early retirement benefits commence before age 65, they are reduced 0.25% per month for each month that commencement precedes age 60, unless the participant has 30 years of service at termination, in which case benefits may commence without reduction on or after age 55. An employee who was a participant on July 1, 1994, who terminates employment with at least ten years of service when her or his age plus years of service equal at least 60 may commence benefits after attaining age 50 with the reduction for commencement before age 60 described above.

The B&W Supplemental Plan is a non-qualified pension plan that provides a benefit equal to the benefit that would have been paid under the Legacy Plan had the Legacy Plan not been subject to limits on compensation and benefits under the Code, reduced by the actuarial value of the benefit payable under the Legacy Plan. In addition, for certain employees, including Ms. Cameron, the B&W Supplemental Plan included bonuses and deferred compensation in pensionable salary and included additional service in pensionable service. For purposes of this plan, for the period after the B&W business combination, such participant’s bonus is deemed to be an amount equal to the participant’s salary rate multiplied by the average rating under B&W’s Performance Incentive Plan for the three years preceding the B&W business combination. Benefits are payable upon termination of employment from the general corporate assets of RAI.

The following table sets forth information regarding each defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

2016 Non-Qualified Deferred Compensation Table

Name	Plan Name	Registrant Contributions In Last FY(1) ($)	Aggregate Earnings In Last FY(2) ($)	Aggregate Withdrawals/ Distributions(3) ($)	Aggregate Balance at Last FYE(4) ($)
Susan M. Cameron	Reynolds American Additional Benefits Plan	362,250	3,329	365,579	0
Debra A. Crew	Reynolds American Supplemental Benefits Plan	143,410	1,614	145,024	0
Andrew D. Gilchrist	Reynolds American Additional Benefits Plan	44,534	504	45,038	0
Martin L. Holton III	Reynolds American Supplemental Benefits Plan	109,833	1,218	111,051	0
Joseph P. Fragnito	Reynolds American Additional Benefits Plan	0	0	0	0
Jeffery S. Gentry	Reynolds American Additional Benefits Plan	60,790	867	61,657	0

(1)	The amounts in this column represent the principal amounts credited during 2016 and also are included in the “All Other Compensation” column of the 2016 Summary Compensation Table above.

(2)	The amounts in this column represent the aggregate interest credited during 2016 on each named executive officer’s account in the ABP or SBP, as applicable, but are not included in the 2016 Summary Compensation Table.

(3)	These amounts, which were paid to the respective named executive officers during the first quarter of 2017, represent the sum of the principal amounts and interest credited under the ABP or the SBP, as applicable, during 2016.

(4)	These amounts represent the balance in each named executive officer’s account in the ABP or SBP, as applicable, as of December 31, 2016, after taking into account the payment, described in the preceding footnote, made with respect to each executive’s account.

RAI maintains two non-qualified excess benefit plans within the RAI Non-Qualified Benefits Plan — the ABP and the SBP — for those employees, including the named executive officers, whose benefits under RAI’s tax-qualified 401(k) plan are limited by virtue of certain provisions of the Code. Under both the ABP and the SBP, RAI credits to each named executive officer’s account an amount, referred to as the principal amount, equal to the amount RAI would have contributed to such executive’s account in the tax-qualified 401(k) plan, but for the Code’s compensation limitations. In addition, RAI credits the principal amount with interest at the same rate as is earned by a certain interest income fund offered under RAI’s tax-qualified 401(k) plan. Unlike with respect to the tax-qualified 401(k) plan, RAI does not contribute any funds to the non-qualified excess benefit plans, but instead credits amounts by book entry to participants’ accounts.

Commencing with the amounts credited for the 2004 plan year, RAI distributes, in the first quarter of each year, to each participant in the non-qualified excess benefit plans any amounts that have been credited to such participant’s account during the prior year. Prior to January 1, 2004, a participant in the non-qualified excess benefit plans had the election to defer receipt of the amounts credited to his or her account in any year until the beginning of the next year or until his or her termination of employment. Any participant in the non-qualified excess benefit plans who elected to defer receipt, until after termination of employment, of any amounts that had been credited to his or her account prior to January 1, 2004, will continue to earn interest on such amounts until termination of employment.

  Termination and Change of Control Payments

RAI has entered into agreements and has adopted plans that require it to provide compensation and/or other benefits to each named executive officer in the event of such executive’s termination of employment under certain circumstances, or upon a change of control of RAI occurring during the executive’s term of employment. The following table sets forth the amounts payable to each named executive officer (other than Dr. Gentry) if such executive’s employment had terminated under different scenarios, and/or a change of control of RAI had occurred, on December 30, 2016 (the last business day of 2016). Dr. Gentry’s employment terminated on April 30, 2016, and, therefore, the information provided below for Dr. Gentry reflects the amounts paid to him based on the nature of his actual termination of employment.

The table below does not include certain payments or benefits that do not discriminate in favor of RAI’s executive officers and that generally would be available to any salaried employee of RAI or its subsidiaries upon termination of employment, or upon a change of control of RAI. For instance, any participant in RAI’s standard annual incentive award program and special Game Changer award program whose employment were terminated, for any reason other than cause, on the last business day of any year would be entitled to receive such cash annual incentive awards for such year. As a result, the standard annual incentive award and the Game Changer award for 2016 paid to each of the participating named executive officers (and included in the “Non-Equity Incentive Plan Compensation” column of the 2016 Summary Compensation Table above) are not included in the table below.

Except as otherwise expressly indicated, the amounts set forth in the following table do not represent the actual sums a named executive officer would receive if her/his employment were terminated or there were a change of control of RAI. Rather, the amounts below generally represent only estimates, based upon assumptions described in the footnotes to the table, of certain payments and benefits that the named executive officers who were employed by RAI or any of its subsidiaries on December 30, 2016 would have been entitled to receive had any of the identified events occurred on such date. Moreover, for all of the named executive officers (other than Dr. Gentry), the amounts set forth in the table necessarily are based upon the benefit plans and agreements that were in effect as of December 30, 2016. Payments which RAI may make in the future upon an employee’s termination of employment or upon a change of control of RAI will be based upon benefit plans and agreements in effect at that time, and the terms of any such future plans and agreements may be materially different than the terms of RAI’s benefit plans and agreements as of December 30, 2016.

Potential Payments Upon Termination or a Change of Control Table

Name	Benefits and Payments	Voluntary Termination ($)	Involuntary Termination not for Cause(1) ($)	Termination for Cause(1) ($)	Qualifying Termination on Change of Control(2)(3) ($)	Termination due to Death or Disability ($)		Change of Control (3)(4) ($)
Susan M. Cameron
	Cash Severance(5)	0	8,450,000	0	10,140,000	0		0
	Performance Shares(6)	0	6,270,888	0	9,458,577	6,270,888		9,458,577
	Health-Care Benefits(7)	575,146	575,146	575,146	575,146	575,146	(8)	0
Debra A. Crew
	Cash Severance(5)	0	2,622,510	0	3,496,680	0		0
	Performance Shares(6)	0	6,654,979	0	8,690,286	5,486,508		8,690,286
	Restricted Stock Units(13)	0	2,487,252	0	2,487,252	2,487,252		2,487,252
Andrew D. Gilchrist
	Cash Severance(5)	0	3,039,060	0	3,039,060	0		0
	Performance Shares(6)	0	8,818,363	0	10,834,194	7,201,523		10,834,194
	Incremental Pension Benefit(9)	0	977,720	0	977,720	0	(12)	0
	Insurance Benefits(10)	0	87,684	0	87,684	0		0
	280G Tax Gross-up(11)	0	0	0	7,524,615	0		4,840,795
Martin L. Holton III
	Cash Severance(5)	0	2,600,568	0	2,600,568	0		0
	Performance Shares(6)	6,403,287	6,403,287	0	7,746,733	5,208,198		7,746,733
	Health-Care Benefits(7)	0	44,379	0	44,379	0		0
	Incremental Pension Benefit(9)	0	1,332,945	0	1,332,945	0		0
	Insurance Benefits(10)	0	88,442	0	88,442	0		0
	280G Tax Gross-up(11)	0	0	0	5,670,664	0		0
Joseph P. Fragnito
	Cash Severance(5)	0	1,500,000	0	2,000,000	0		0
	Performance Shares(6)	0	347,193	0	1,248,592	95,089		1,248,592
	Restricted Stock Units(14)	0	148,822	0	1,192,206	148,822		1,192,206
Jeffery S. Gentry
	Cash Severance(15)	—	2,128,163	—	—	—		—
	Performance Shares(16)	—	3,372,804	—	—	—		—
	Incremental Pension Benefit(17)	—	1,032,162	—	—	—		—
	Insurance Benefits(18)	—	86,205	—	—	—		—

(1)	Messrs. Gilchrist and Holton have entered into severance agreements with RAI. Generally, under the severance agreement, the term “cause” is defined to mean (a) the executive’s criminal conduct, (b) the executive’s deliberate and continued refusal to (i) perform employment duties on a substantially full-time basis or (ii) act in accordance with the specific lawful instructions of an authorized officer or more senior employee or majority of the Board, or (c) the executive’s deliberate misconduct which would be materially damaging to RAI without a reasonable good faith belief that the conduct was in the best interest of RAI. Under the severance agreement, a termination for cause is required to be made by RAI’s senior human resources executive.

Each of Mmes. Cameron and Crew and Mr. Fragnito are eligible to participate in the ESP. Under the ESP, the term “cause” is defined to mean (a) the executive’s criminal conduct, (b) the executive’s deliberate and continued refusal to (i) substantially perform her employment duties or (ii) act in accordance with any specific lawful instructions of an authorized officer or a more senior employee or majority of the Board, (c) the executive’s deliberate misconduct which would be materially damaging to RAI without a reasonable good faith belief that the conduct was in the best interest of RAI, (d) the executive’s material violation of RAI’s code of conduct or any policy, or (e) the executive’s material breach of any non-competition, non-disclosure of confidential information or commitment to provide assistance agreement or other material obligation to RAI, except that an executive at the level of Mmes. Cameron and Crew and Mr. Fragnito (who are the only named executive officers who are not a party to a severance agreement, but instead participate in the ESP) will not be deemed to have been terminated for cause unless the

Board, by an affirmative vote of at least two-thirds of the Board, adopts a resolution finding that the executive committed an act constituting cause.

Under the severance agreement and the ESP, an executive may terminate employment for “good reason,” in the absence of a change of control event, if the executive experiences a more than 20% reduction in the total amount of the executive’s base salary, targeted annual incentive and targeted long-term incentive award opportunity. In addition, under the severance agreement, unlike under the ESP, an executive may terminate employment for “good reason” in the absence of a change in control event, if the executive’s responsibilities are substantially reduced in importance or if the executive is forced to relocate a certain distance from the executive’s current place of employment. Any such termination for good reason, in the absence of a change of control, is treated the same as an involuntary termination not for cause.

(2)	The amounts in this column are based on the assumption that on December 30, 2016, (a) a change of control of RAI occurred, and (b) (i) in the case of such named executive officer, after such change of control, either RAI terminated the executive’s employment without cause or the executive terminated employment for good reason or (ii) in the case of each of Mmes. Cameron and Crew and Mr. Fragnito, who participate in the ESP, during the one-year period prior to the change in control, the executive’s employment was terminated without cause at the request of a party involved in the change in control transaction (a termination described in this clause (b) is referred to as a qualifying termination). Under the severance agreement and the ESP, a participant is eligible to receive severance benefits if the executive terminates employment for good reason, or the executive’s employment is terminated without cause, within two years after a change of control. A party to the severance agreement, unlike a participant in the ESP, is not eligible to receive severance benefits under the circumstances described in (b)(ii) of the preceding clause.

Following the occurrence of a change of control event, the circumstances that would entitle an executive under the severance agreement to terminate employment for good reason, generally would be (a) a material reduction in the executive’s duties from those in effect prior to the change of control, (b) the executive having to relocate a certain distance from the executive’s current place of employment, (c) a reduction in the executive’s pay grade or bonus opportunity, (d) a material breach of the severance agreement, or (e) a material reduction in certain employee benefits.

Following the occurrence of a change in control event, the circumstances that would entitle an executive under the ESP to terminate employment for good reason, generally, would be (a) a material reduction in the executive’s duties from those in effect prior to the change in control, (b) the executive having to relocate a certain distance from the executive’s current place of employment, (c) a reduction in the executive’s base salary, target annual bonus opportunity or target long-term incentive opportunity, (d) a material breach of the ESP, (e) a reduction in the aggregate employee benefits, or (f) RAI’s failure to obtain an agreement from any successor to perform RAI’s obligations under the ESP.

(3)	A “change of control” of RAI is generally defined, for purposes of the severance agreement and ESP, to mean the first to occur of the following: (a) the acquisition by a person of 30% or more of the voting power of RAI’s securities ordinarily having the right to vote for the election of directors, except that BAT’s acquisition of RAI’s common stock pursuant to the B&W business combination or as expressly permitted by the Governance Agreement will not be deemed to be a change of control, (b) the failure of the persons who constituted RAI’s Board on July 30, 2004 (or the failure of individuals elected or nominated either by a supermajority of such persons or pursuant to certain provisions of the Governance Agreement) to be a majority of the Board, and (c) in the case of the severance agreement, the approval by RAI’s shareholders, and in the case of the ESP, the consummation, of certain extraordinary transactions involving RAI, including certain merger transactions or certain sales of all or substantially all of RAI’s assets.

(4)	The amounts in this column are based on the assumption that a change of control of RAI occurred on December 30, 2016, but that the executive’s employment continued after such date.

(5)

These amounts represent the value of the following lump sums that would be payable upon the occurrence of the events set forth in the table pursuant to the severance agreement (in the case of the named executive officers other than Mmes. Cameron and Crew and Mr. Fragnito) and pursuant to the

ESP (in the case of Mmes. Cameron and Crew and Mr. Fragnito) (as described above under “Compensation Discussion and Analysis — Severance Benefits”):

(a)	two times annual base salary and two times target annual incentive in the case of the named executive officers, except Mmes. Cameron and Crew and Mr. Fragnito, payable in a single lump sum on July 1, 2017;

(b)	in the case of Ms. Cameron, a payment equal to two and one-half times annual base salary and two and one-half times target annual incentive upon an involuntary termination of employment without cause, or three times annual base salary and three times target annual incentive upon a qualifying termination, in either case payable in a single lump sum on July 1, 2017;

(c)	in the case of Ms. Crew and Mr. Fragnito, a payment equal to one and one-half times annual base salary and one and one-half times target annual incentive upon an involuntary termination of employment without cause, or two times annual base salary and two times target annual incentive upon a qualifying termination, in either case, payable in a single lump sum on July 1, 2017; and

(d)	three years of such person’s respective financial planning allowance payments, as described in footnote 11 to the 2016 Summary Compensation Table above (other than Mmes. Cameron and Crew and Mr. Fragnito, who are not entitled to this amount under the ESP), with such amounts payable in a single lump sum on July 1, 2017.

As indicated in the preceding sentence, the lump sum payment under the severance agreement or ESP, as applicable, would be delayed for a period of six months for purposes of compliance with Section 409A of the Code.

The payment of the amounts described in this footnote, and of the benefits described in footnotes 9 and 10, are subject to the named executive officer complying with certain non-compete and confidentiality obligations owing to RAI and its subsidiaries, and cooperating with RAI and its subsidiaries in the prosecution or defense of any litigation. If the named executive officer refuses to execute a document evidencing the foregoing obligations, then the named executive officer will not be entitled to receive the payments described in this footnote and the benefits described in footnotes 9 and 10; in such event, the executive will be entitled to a lesser benefit under RAI’s Separation Pay Plan, provided the named executive officer executes a release of claims against RAI. Under such program, the amount a person receives as separation pay is based upon years of service, with such amount not to exceed 78 weeks of base pay and 52 weeks of target annual incentive.

(6)	These amounts represent the value of the performance shares in which the named executive officer may vest (and the associated dividend equivalent payments), if the employment of such named executive officer had terminated on December 30, 2016, under the circumstances set forth in the table.

For each of the named executive officers (except for Mmes. Cameron and Crew and Mr. Fragnito), the value reflects the amount of performance shares originally granted on March 1, 2016, March 2, 2015, and March 3, 2014, that may vest (in each case in accordance with the terms of the grant’s respective performance share agreement) based on certain assumptions. As of December 30, 2016, Mr. Holton was eligible for retirement under the terms of the performance share grant agreements, and the amounts set forth in the “Voluntary Termination” column for him is based on the assumption that he voluntarily retired on December 30, 2016. The terms governing the performance shares granted on March 1, 2016, referred to as the 2016 performance shares, are summarized in the narrative following the 2016 Grants of Plan-Based Awards Table above. The terms governing the performance shares granted on March 2, 2015, referred to as the 2015 performance shares, and March 3, 2014, referred to as the 2014 performance shares, are generally the same as the terms governing the 2016 performance shares, except the three-year performance periods applicable to the 2015 performance shares and 2014 performance shares end on December 31, 2017 and ended on December 31, 2016, respectively; the three-year average annual incentive award score is based on the 2015, 2016 and 2017 scores, and 2014, 2015 and 2016 scores, respectively; the three-year minimum cumulative dividend threshold for both grants is $4.02; and payouts upon a change of control for both grants are prorated. In contrast, for the 2016 performance shares, the three-year performance period ends on December 31, 2018; the three-year average annual incentive award score will be based on the 2016, 2017 and 2018 scores; the three-year minimum cumulative dividend threshold is $5.04; and, in the event of a change of control (i) where the performance shares are not assumed — payouts are in full, and (ii) where the performance shares are assumed — payouts are in full, but only upon a qualifying termination following the change of control.

The value of the performance shares shown in the table if such named executive officer’s employment had terminated on December 30, 2016 (a) due to death or disability — is a prorated payout based on target performance, (b) due to a change of control of RAI is based on the following: (i) in the case of the 2016 performance shares (assuming they are not assumed in connection with the change of control) — a full payout based on RAI’s actual annual incentive award score for 2016 and the assumption that RAI’s annual incentive award scores for 2017 and 2018 would be equal to the target annual incentive score; (ii) in the case of the 2015 performance shares — a prorated payout based on RAI’s actual annual incentive award scores for 2015 and 2016 and the assumption that RAI’s annual incentive award score for 2017 would be equal to the target annual incentive award score; and (iii) in the case of the 2014 performance shares — a prorated payout based on the value of the performance shares actually earned based on the average of the actual annual incentive award scores for 2014, 2015 and 2016; and in all three cases, the assumption that there is no adjustment to the number of vested performance shares because RAI satisfied the minimum cumulative dividend requirement, and (c) due to involuntary termination without cause — is a prorated payout based on the same actual performance scores and assumed scores for the applicable performance period detailed above for a change of control.

In the case of Ms. Cameron, the value of such performance shares reflects the amount of performance shares originally granted on May 5, 2016 that may vest in accordance with the terms of such grant’s performance share agreement based on certain assumptions. The terms governing such performance shares are summarized in the narrative following the 2016 Grants of Plan-Based Awards Table above. The value of the performance shares shown in the table if Ms. Cameron’s employment had terminated on December 30, 2016, due to death, disability, involuntary termination without cause or due to a change in control of RAI is based on the assumptions that such performance shares are not assumed in connection with the change in control, the achievement of the applicable performance criteria for the performance period would be equal to the target, and there is no adjustment to the number of vested performance shares because RAI satisfied the minimum cumulative dividend requirement.

In the case of Ms. Crew, the value of such performance shares reflects performance shares originally granted on March 1, 2016, March 2, 2015 and October 1, 2014, that may vest (in each case in accordance with the terms of the grant’s respective performance share agreement) based on certain assumptions. The terms governing the 2016 performance shares are summarized in the narrative following the 2016 Grants of Plan-Based Awards Table above. The terms governing the 2015 performance shares are the same as described above for the other named executive officers (except Ms. Cameron and Mr. Fragnito). The terms governing the performance shares granted to Ms. Crew on October 1, 2014, referred to as the 2014 Crew performance shares, are essentially the same as the terms governing the 2014 performance shares granted to the other named executive officers (except Ms. Cameron and Mr. Fragnito), except that the performance period applicable to the 2014 Crew performance shares was a 27-month period beginning on October 1, 2014 and ending on December 30, 2016, and the minimum cumulative dividend threshold for her 27-month performance period was $3.015. The value of the performance shares shown in the table if Ms. Crew’s employment had terminated on December 30, 2016 due to death or disability, a change in control of RAI (in the case of the 2016 performance shares assuming they are not assumed in connection with the change in control) and involuntary termination without cause is based on the same actual performance scores and assumed scores relating to the 2016, 2015 and 2014 performance shares detailed above for the other named executive officers (except Ms. Cameron and Mr. Fragnito).

In the case of Mr. Fragnito, the value of such performance shares reflects the amount of performance shares originally granted on October 24, 2016, referred to as the 2016 Fragnito performance shares, that may vest in accordance with the terms of such grant’s performance share agreement based on certain assumptions. The terms governing the 2016 Fragnito performance shares are summarized in the narrative following the 2016 Grants of Plan-Based Awards Table above. The value of the performance shares shown in the table if Mr. Fragnito’s employment had terminated on December 30, 2016 due to death or disability, a change of control of RAI (assuming the 2016 Fragnito performance shares are not assumed in connection with the change in control) and involuntary termination without cause is based on the same actual performance scores and assumed scores relating to the 2016 performance shares detailed above for the other named executive officers (except Ms. Cameron).

For each of the named executive officers, the values in these rows represent: (a) the product of $56.04, the per share closing price of RAI common stock (since vested performance shares are paid out in shares of RAI common stock) on December 30, 2016, and the number of performance shares as determined based on the assumptions set forth above, plus (b) the associated dividend equivalent payment for such adjusted number of performance shares.

(7)	The amounts listed for Ms. Cameron represent the present value, discounted to December 30, 2016, of retiree health-care benefits that would commence immediately in the event of her voluntary termination, termination for cause, involuntary termination not for cause or qualifying termination on change in control. Ms. Cameron is already vested in these retiree health-care benefits as of such date. These retiree health-care benefits are reflected in this table because the benefits Ms. Cameron would receive pursuant to a former B&W plan, which RAI assumed in the B&W business combination, are more generous than the health-care benefits provided under the RAI sponsored plan in which the other named executive officers participate and which is generally available to employees of RAI.

The amounts listed for Mr. Holton represent the present value, discounted to December 30, 2016, of the incremental retiree health-care benefits resulting from the three additional years of credited service that Mr. Holton would receive under his severance agreement upon his involuntary termination not for cause or qualifying termination on change of control.

The calculation of the present values listed for this footnote and footnote 8 are based on a discount rate of 4.12% (the rate used by RAI in determining postretirement health-care obligations for financial reporting purposes) and post-commencement mortality based on RP 2016 “Healthy Annuitants” table without collar or amount adjustments, projected using Scale MP 2016 with generational projection.

(8)	The amount shown for Ms. Cameron represents the present value, discounted to December 30, 2016, of the health-care benefits that would commence immediately for her in the event of termination due to disability; in the event of her termination due to death, the amount of the survivor benefit would be $252,027.

(9)	These amounts represent the value of (a) the incremental benefit under RAI’s non-qualified pension resulting from the three additional years of age and service credit and (b) an amount equal to the matching and retirement enhancement contributions that would have been contributed to the non-qualified defined contribution plan by RAI during the severance period the named executive officers in this table (other than Mmes. Cameron and Crew and Mr. Fragnito, who are not entitled to such benefit under the ESP) would receive under their severance agreements, with the treatment of salary and annual incentives as if they were paid at 100% versus two-thirds, where applicable. In addition to the amounts in this row, each such named executive officer would receive in these circumstances his accumulated pension benefit; the present value of such accumulated benefit is set forth in the 2016 Pension Benefits Table above.

(10)	The insurance benefits represent the value of (a) the premiums which would be paid by RAI on behalf of each named executive officer (other than Mmes. Cameron and Crew and Mr. Fragnito, who are not entitled to such payments under the ESP) during the severance period for health-care benefits, life insurance and excess liability insurance and (b) the amount equal to the matching contributions to a postretirement health-savings account program that would have been credited by RAI during the severance period for the benefit of each of the named executive officers (other than Mmes. Cameron and Crew and Mr. Fragnito, who are not entitled to such payments under the ESP).

(11)

These amounts represent RAI’s payments, as soon as practicable after the hypothetical change of control, of (a) the excise tax that would be imposed on the executive by virtue of the executive’s receipt of an “excess parachute payment” within the meaning of Section 280G of the Code and (b) a tax gross-up amount relating to the payment of such tax. Under the ESP, unlike the severance agreement, an eligible participant is entitled to a tax reimbursement payment only if the participant was eligible to participate in the ESP as a Tier I or Tier II Executive as of the close of business on January 31, 2009 and receives “total parachute payments,” within the meaning of the Code, that exceed 110% of the amount the participant would be entitled to receive without being subject to the excise tax. Accordingly, neither Ms. Cameron, Ms. Crew nor Mr. Fragnito is eligible to receive a tax gross-up on any excess parachute payments.

(12)	Mr. Gilchrist would be entitled to an unreduced pension benefit under a certain RAI retirement plan, the obligations of which, with respect to him and other former B&W employees, were assumed by RAI in connection with the B&W business combination. The value of such benefit is not included in this table because all participants in such plan are entitled to such an unreduced benefit upon termination of employment due to disability.

(13)	These amounts represent the value of the remaining restricted stock units granted to Ms. Crew on October 1, 2014 that would vest (and the associated dividend equivalent payments), if her employment had terminated on December 30, 2016, under the circumstances set forth in the table. The value of such restricted stock units reflects a pro rata amount of the remaining retention restricted stock units granted on October 1, 2014, which will vest on September 30, 2018, subject to Ms. Crew’s continued employment on the applicable vesting date. The values in these rows represent: (a) the product of $56.04, the per share closing price of RAI common stock (since vested restricted stock units are paid out in shares of RAI common stock) on December 30, 2016, and the prorated number of restricted stock units, plus (b) the associated dividend equivalent payment for such adjusted number of restricted stock units.

(14)	These amounts represent the value of the restricted stock units granted to Mr. Fragnito on October 24, 2016 that would vest (and the associated dividend equivalent payments), if his employment had terminated on December 30, 2016, under the circumstances set forth in the table. The value of such restricted stock units reflects a pro rata amount of the “retention” restricted stock units granted on October 24, 2016, which will vest 50% on December 15, 2017, and 50% on December 15, 2018, subject to Mr. Fragnito’s continued employment on the applicable vesting date. The values in these rows represent: (a) the product of $56.04, the per share closing price of RAI common stock (since vested restricted stock units are paid out in shares of RAI common stock) on December 30, 2016, and the prorated number of restricted stock units, plus (b) the associated dividend equivalent payment for such adjusted number of restricted stock units.

(15)	This amount represents the following payments to Dr. Gentry under the terms of his severance agreement as a result of his termination of employment for good reason on April 30, 2016: (a) an amount equal to two years of his annual base salary; (b) an amount equal to two times his target annual incentive under the annual incentive award program; and (c) an amount equal to the value of the financial planning and counseling services that would have been provided by RAI to Dr. Gentry during the severance period, in each case as quantified in footnote 11 to the 2016 Summary Compensation Table. These payments and payments made under footnotes 17 and 18 were deferred until November 2016 pursuant to Section 409A of the Code. The payment to Dr. Gentry of the amounts described in this footnote and footnotes 17 and 18 were subject to the same conditions as set forth in the last paragraph of footnote 5.

(16)	This amount represents the value on December 30, 2016 of the performance shares in which Dr. Gentry may vest (and the associated dividend equivalent payments) based on his termination of employment on April 30, 2016 and the assumptions set forth below. The value of such performance shares reflects a pro rata amount of the performance shares originally granted on March 1, 2016, March 2, 2015 and March 3, 2014, respectively, that may vest (in each case in accordance with the terms of the grant’s respective performance share agreement) based on certain assumptions. See footnote 6 above for additional information on the terms of such performance share grants.

The value is based on (a) in the case of the 2016 performance shares — RAI’s actual annual incentive award score for 2016 and the assumption that RAI’s annual incentive award scores for 2017 and 2018 would be equal to the target annual incentive score; (b) in the case of the 2015 performance shares — RAI’s actual annual incentive award scores for 2015 and 2016 and the assumption that RAI’s annual incentive award score for 2017 would be equal to the target annual incentive award score; and (c) in the case of the 2014 performance shares — the value of the performance shares actually earned based on the average of RAI’s actual annual incentive award scores for 2014, 2015 and 2016; and in all three cases, the assumption that there is no adjustment to the number of vested performance shares because RAI satisfied the minimum cumulative dividend requirement. See footnotes 2, 5 and 6 to the Outstanding Equity Awards At 2016 Fiscal Year-End Table above for additional information on the 2014, 2016 and 2015 performance shares, respectively.

The value in this row represents (a) the product of $56.04, the per share closing price of RAI common stock (since vested performance shares are paid out in shares of RAI common stock) on December 30, 2016, and the pro rata number of performance shares, as determined based on the assumptions set forth above, plus (b) the associated dividend equivalent payment for such adjusted number of performance shares.

(17)	This amount represents the value of (a) the incremental benefit under RAI’s non-qualified pension resulting from the three additional years of age and service credit and (b) the amount equal to the matching and retirement enhancement contributions that would have been contributed to the non-qualified defined contribution plan by RAI during the severance period Dr. Gentry received under his severance agreement. In addition to the amount in this row, Dr. Gentry received his accumulated pension benefit; the present value of which is set forth in the 2016 Pension Benefits Table above.

(18)	This amount represents the value of (a) the premiums that have been and will be paid by RAI on behalf of Dr. Gentry during the severance period for health-care benefits, life insurance and excess liability insurance and (b) the amount equal to the matching contributions to a postretirement health-savings account program that would have been credited by RAI during the severance period for the benefit of Dr. Gentry.

THE BOARD OF DIRECTORS

Committees and Meetings of the Board of Directors

Compensation and Leadership Development Committee

The Compensation Committee is composed of four directors: Nana Mensah (Chair), Jean-Marc Lévy, Lionel L. Nowell, III and John J. Zillmer, each of whom has been determined by the Board to be “independent” as such term is defined by applicable NYSE listing standards and SEC regulations.

Compensation Committee Interlocks and Insider Participation

An SEC rule requires RAI to disclose the existence of certain relationships involving any member of RAI’s Compensation Committee (the four members being set forth above), on the one hand, and RAI, on the other hand. Such relationships, referred to as “compensation committee interlocks and insider participation” include, among other things, where:

•	an executive officer of RAI served as a member of the compensation committee of another entity, one of whose executive officers served on RAI’s Board or Compensation Committee; or

•	an executive officer of RAI served as a director of another entity, one of whose executive officers served on RAI’s Compensation Committee.

There were no such compensation committee interlocks or insider participation at RAI during 2016.

Director Compensation

We provided to our non-employee directors (other than Messrs. Abelman and Oberlander, each of whom was a full-time employee of BAT during 2016, and Mr. Daly, who retired from BAT in April 2014) compensation for their service on the Board during 2016 in the form of retainers and meeting fees, and certain equity awards, all as described in greater detail below. See “— Payment for Services of Certain Board Designees” below for a discussion of the compensation RAI pays or paid for the service of Messrs. Abelman, Daly and Oberlander as directors of RAI. Our non-employee directors (other than Messrs. Abelman, Daly and Oberlander) are collectively referred to as Outside Directors. We do not compensate any director who is an employee of RAI or any of its subsidiaries in his or her capacity as a director, except that RAI does reimburse all directors for actual expenses incurred in connection with attendance at Board and committee meetings, including transportation, food and lodging expenses. If a guest accompanies a director on a trip to a Board meeting and the guest was not invited by RAI, then charges associated with that guest will not be reimbursed by RAI. Transportation and any additional lodging expenses that are incurred by a guest and paid for by RAI will be imputed as income to the director. RAI also reimburses Outside Directors for the fees and expenses incurred by them in connection with their attendance at one director education program per year.

The Governance Committee, with the assistance of an outside independent compensation consultant, periodically evaluates and recommends to the full Board changes to the compensation program for RAI’s non-employee directors. In 2016, the Governance Committee used Meridian to evaluate and provide recommendations regarding the compensation program for the non-employee directors. No executive officer is involved in approving, or recommending changes to, any elements of the director compensation program.

The following table shows the annual compensation paid by RAI to the Outside Directors and Mr. Daly for their service on the Board during 2016.

2016 Director Compensation Table (1)

Name	Fees Earned or Paid in Cash(7) ($)	Stock Awards(8) ($)	All Other Compensation(9) ($)	Total ($)
John A. Boehner(2)	44,610	252,769	627	298,006
John P. Daly(3)	45,596	0	0	45,596
Martin D. Feinstein	131,000	436,480	2,914	570,394
Luc Jobin	112,500	436,480	1,906	550,886
Murray S. Kessler	87,000	436,480	16,360	539,840
Holly Keller Koeppel	121,500	436,480	1,390	559,370
Robert Lerwill(4)	39,198	414,612	0	453,810
Jean-Marc Lévy(5)	35,610	252,769	486	288,865
Nana Mensah	133,000	436,480	3,698	573,178
Lionel L. Nowell, III	114,000	436,480	2,182	552,662
Ronald S. Rolfe	111,000	436,480	10,000	557,480
Thomas C. Wajnert(6)	270,000	872,960	3,862	1,146,822
John J. Zillmer	130,000	436,480	4,912	571,392

(1)	During 2016, RAI did not pay any compensation directly to Messrs. Abelman or Oberlander for serving as a director. See “— Payment for Services of Certain Board Designees” below for information regarding the compensation RAI pays to BAT for the Board service of Messrs. Abelman and Oberlander.

(2)	On September 15, 2016, the Board elected Speaker Boehner to serve as a director.

(3)	Mr. Daly resigned from the Board effective February 4, 2016. Mr. Daly retired as an employee of BAT effective April 7, 2014. At BAT’s direction, the fee that normally would have been paid to BAT for Mr. Daly’s service on the Board during 2016 was paid directly to Mr. Daly. See “— Payment for Services of Certain Board Designees” below for additional information.

(4)	Mr. Lerwill resigned from the Board effective June 13, 2016.

(5)	On September 15, 2016, the Board elected Mr. Lévy to serve as a director.

(6)	Mr. Wajnert retired from the Board effective December 31, 2016. He served as the Non-Executive Chairman for all of 2016.

(7)	The amounts in this column include Board and Board committee retainers paid for service in 2016 and fees paid for Board and Board committee meetings attended in 2016. Amounts are shown in this column notwithstanding a director’s election to defer his or her retainers and meeting fees pursuant to the plan described below under “— Deferred Compensation Plan.” For additional information regarding director meeting fees and retainers, see “— 2016 Annual Retainers and Meetings Fees” below.

(8)	The amounts shown in this column represent the aggregate grant date fair value (calculated in accordance with ASC 718) with respect to awards made during 2016 under the Equity Incentive Award Plan for Directors of Reynolds American Inc., as amended and restated effective December 5, 2013, referred to as the EIAP. The aggregate grant date fair values include the individual grant date fair values for the following stock-based awards under the EIAP: (a) annual grants to each Outside Director (other than Speaker Boehner and Mr. Lévy) of 8,000 (or, in the case of the Non-Executive Chairman, 16,000) deferred stock units or, at the director’s election, 8,000 (or, in the case of the Non-Executive Chairman, 16,000) shares of RAI common stock based on the $49.56 per share closing price of RAI common stock on May 5, 2016; (b) in the case of Speaker Boehner, a prorated portion of the annual grant (5,099 deferred stock units) he received upon his appointment to the Board on September 15, 2016, based on the $47.27 per share closing price of RAI common stock on such date; (c) in the case of Mr. Lévy, a prorated portion of the annual grant (5,099 deferred stock units) he received upon his appointment to the Board on September 15, 2016, based on the $47.27 per share closing price of RAI common stock on such date; and (d) quarterly grants to each Outside Director of a number of deferred stock units determined by dividing $10,000 (or, in the case of the Non-Executive Chairman, $20,000; and in the case of Speaker Boehner and Messrs. Lerwill and Lévy $1,739, $8,132 and $1,739, respectively, representing the prorated amount for service of less than a full quarter in the third, second and third quarters of 2016, respectively), by the average of the final closing price of a share of RAI common stock for each business day during the last month of the applicable calendar quarter, for each such quarterly grant. For additional information regarding these stock-based awards under the EIAP, see “— Equity Awards” below.

The amounts shown in this column do not equal the value that any director actually received during 2016 with respect to his or her EIAP awards. The assumptions upon which the amounts in this column are based are set forth in note 15 to consolidated financial statements contained in our 2016 Annual Report on Form 10-K. No Outside Director forfeited any stock awards during 2016.

No stock options were granted to Outside Directors in 2016, and no stock options were held by Outside Directors as of December 31, 2016.

(9)	The amounts shown in this column for 2016 include:

(a)	the value of matching grants in the following amounts — Mr. Kessler: $10,000; Mr. Mensah: $1,516; and Mr. Rolfe: $10,000 — made on behalf of such directors pursuant to the program described below under “Other Benefits — Matching Grants Program”;

(b)	the value (based upon the aggregate incremental cost to RJR Tobacco) ascribed to personal flights taken by Messrs. Kessler and Zillmer, or their respective guests, on aircraft fractionally owned by RJR Tobacco (with such amounts, in the case of Messrs. Kessler and Zillmer, being $68 and $2,730, respectively), which amounts were imputed to them for income tax purposes;

(c)	the cost of life insurance premiums, for all Outside Directors other than Ms. Koeppel and Messrs. Kessler, Lerwill and Rolfe, and excess liability insurance premiums, for all Outside Directors other than Messrs. Lerwill and Rolfe, paid by RAI for certain insurance offered to the Outside Directors, as described below under “Other Benefits — Insurance and Indemnification Benefits;” and

(d)	in the case of Mr. Kessler, an amount equal to $4,902 for certain life insurance premiums paid by RAI for coverage for Mr. Kessler and his dependents pursuant to an agreement in connection with the Lorillard acquisition, which amount was imputed to him for income tax purposes.

2016 Annual Retainers and Meeting Fees

•	Each Outside Director (excluding the Non-Executive Chairman) received an annual retainer of $60,000 (paid in quarterly installments).

•	The Non-Executive Chairman received an annual retainer of $270,000 (paid in quarterly installments).

•	Each Outside Director (excluding the Non-Executive Chairman) who was a Chair of one of the following standing committees of the Board received a supplemental annual retainer (paid in quarterly installments) as follows — Audit Committee: $20,000; Compensation Committee: $10,000; and Governance Committee: $10,000.

•	Each Outside Director (excluding the Non-Executive Chairman) received a Board (or Other Director, if applicable) meeting attendance fee of $1,500, and members of each Board committee (excluding the Non-Executive Chairman) received an attendance fee of $1,500 for each committee meeting attended. In addition, each Outside Director (excluding the Non-Executive Chairman) who was invited to attend a meeting of any committee of which he or she was not a member, and attended the meeting of such committee, received the same meeting fee as committee members.

Deferred Compensation Plan

Under the Amended and Restated Deferred Compensation Plan for Directors of Reynolds American Inc., referred to as the DCP, Outside Directors may defer payment of their retainers and meeting fees until termination of service as a director or until a selected year in the future. Participating directors may elect, on an annual basis, to direct RAI to defer their retainers and meeting attendance fees in 25% increments to a cash account, a stock account or a combination of both. The DCP provides that amounts deferred to a cash account earn interest at the prime rate as set by JPMorgan Chase Bank, and amounts deferred to a stock account mirror the performance of, and receive dividend equivalents based on, RAI common stock. Participating directors are entitled to receive a distribution, only in the form of cash, of their account balances either in full on the deferral date or in up to ten annual installments commencing on a selected future date.

Equity Awards

RAI provides its Outside Directors with certain stock-based awards pursuant to the terms of the EIAP. Pursuant to the EIAP, each Outside Director received on the date of each annual meeting of shareholders (provided the Outside Director remained on the Board after the date of such meeting), a grant of 8,000 (or, in the case of the Non-Executive Chairman, 16,000) deferred stock units or, at the director’s election, 8,000 (or, in the case of the Non-Executive Chairman, 16,000) shares of RAI common stock. If RAI does not hold an annual meeting of shareholders in any year, then the annual stock award under the EIAP will be made to Outside Directors on the anniversary of the preceding year’s annual meeting of shareholders. Directors initially elected after September 2012 to serve on the Board commencing on a date other than the annual meeting date, and therefore not eligible to receive the annual stock award, receive a pro rata portion of the annual award. Shares of RAI common stock awarded to Outside Directors in lieu of deferred stock units upon a director’s initial stock award or any annual stock award under the EIAP will not bear any transfer restrictions, other than any restrictions arising generally by virtue of federal and state securities laws. Each Outside Director also is entitled to receive a quarterly award of deferred stock units on the last day of each calendar quarter, with the number of units being equal to: $10,000 (or, in the case of the Non-Executive Chairman, $20,000) divided by the average closing price of a share of RAI common stock for each business day during the last month of such calendar quarter. If a director has served for less than the entire quarter, the number of units granted will be prorated based upon the period of such person’s actual Board service during the quarter.

The deferred stock units granted under the EIAP receive dividends at the same rate as RAI common stock, but the dividends are credited in the form of additional deferred stock units. The deferred stock units have no voting rights. For all grants made under the EIAP on or prior to December 31, 2007, distribution of a director’s deferred stock units will be made on (or commencing on) January 2 following his or her last year of service on the Board. For all grants under the EIAP after December 31, 2007, distribution of a director’s deferred stock units will be made in accordance with such director’s election(s) to receive his or her deferred stock units (1) on (or commencing on) January 2 following his or her last year of service on the Board, or (2) on (or commencing on) the later of January 2 of a year specified by such director and January 2 following his or her last year of service on the Board. At the election of the director, distributions may be made in one lump sum or in up to 10 annual installments. At the election of the director, the payment of the initial and annual deferred stock unit grants may be made in cash or in RAI common stock, which shares of stock will not bear transfer restrictions other than any restrictions arising generally by virtue of federal and state securities laws. Distribution of the deferred stock units received in connection with a quarterly award will be made only in cash. Cash distributions of deferred stock units generally are based on the average closing price of RAI common stock during December of the year preceding payment. Notwithstanding the foregoing, upon the death of a participating director (whether before or after ceasing to serve as a director), any deferred stock units then outstanding in such director’s account will be distributed in a single lump sum cash amount to the director’s designated beneficiary or estate, as the case may be. Such distribution will be made after the end of the quarter in which the participating director’s death occurred and will be based upon the average closing price of RAI common stock during the last month of such quarter.

An aggregate of 4,000,000 shares of RAI common stock have been authorized for issuance under the EIAP. Shares relating to awards under the EIAP that are forfeited, terminated or settled in cash in lieu of stock will become available for future grants. The EIAP also affords its administrator, the Governance Committee, the discretion to grant Outside Directors options to acquire shares of RAI common stock. Any such options will have an exercise price equal to the per share closing price of RAI common stock on the date of grant, will vest and become exercisable in full six months after the date of grant and will have a ten-year term. No options were granted to Outside Directors in 2016, and no options currently are held by Outside Directors under the EIAP.

Other Benefits

Insurance and Indemnification Benefits.

•	Each Outside Director is offered, during the term of his or her service on the Board, life insurance coverage having a death benefit of either $50,000 or $100,000. The Outside Director does not pay for such coverage, but the value of the coverage is imputed to the director for income tax purposes.

•	Each Outside Director is offered, during the term of his or her service on the Board, excess liability insurance coverage of $10 million. The Outside Director does not pay for this coverage, but the value of this coverage also is imputed to the director. Following the end of an Outside Director’s Board service, such excess coverage is extended through the end of the calendar year. Each Outside Director is responsible for maintaining, at his or her own cost, underlying liability insurance with certain limits depending upon the type of underlying coverage.

•	Each Outside Director is covered by RAI’s business travel insurance policy, which provides benefits of up to $500,000 upon an Outside Director’s death or accidental injury occurring while the director is traveling in connection with his or her service on the Board.

•	All directors and officers of RAI and its subsidiaries are covered by RAI’s directors’ and officers’ liability insurance policy, which has an aggregate coverage limit of $500 million, with an additional $50 million of coverage for non-employee directors and, subject to certain conditions, employee directors.

•	All directors are covered by the indemnification provisions contained in RAI’s Articles of Incorporation, and are parties to individual indemnification agreements with RAI.

Matching Grants Program. All Outside Directors are eligible to participate in a matching grants program sponsored by RAI and the Reynolds American Foundation. Pursuant to this program, RAI or the Reynolds American Foundation will match grants, on a dollar-for-dollar basis, that a director makes to an educational, art, cultural or charitable organization. The maximum, aggregate annual amount of the matching grants for each director is $10,000. The Reynolds American Foundation will provide a matching grant up to the first $7,000, and RAI will provide a matching grant up to the next $3,000, for each qualifying contribution made by an Outside Director. A director may participate in the matching grants program through the end of the calendar year in which the director terminates his or her service on the Board. The value of matching grants made on behalf of any director is included in the “All Other Compensation” column of the 2016 Director Compensation Table above.

Payment for Services of Certain Board Designees

In general, in consideration for the service of the BAT employee (or, in the case of Mr. Daly, former BAT employee) directors on the Board, referred to as the BAT employee directors, RAI pays BAT an annual fee, paid on a quarterly basis, per director. Such amounts generally are paid to BAT in lieu of any other compensation (other than the reimbursement of certain expenses) to which the BAT employee directors otherwise would be entitled in their capacities as members of RAI’s Board. Typically, two BAT employee directors serve on the Board at any given time. For 2016, the amount of the annual fee for each BAT employee director was $474,220. For 2016, the annual fee for the Board service of Mr. Abelman was prorated for the period from February 4, 2016 (the date of his appointment to the Board) through December 31, 2016, and the annual fee for the Board service of Mr. Daly was prorated for the period from January 1, 2016 through February 4, 2016 (the date of his resignation from the Board). As previously noted, Mr. Daly, although retired from BAT, continued to serve as a BAT employee director on the Board until his resignation from the Board on February 4, 2016. At BAT’s direction, RAI paid the fee associated with Mr. Daly’s Board service since his retirement from BAT in April 2014 directly to Mr. Daly, rather than to BAT, through the date of his resignation from the Board. The fees for the Board service of Messrs. Abelman (beginning upon his appointment to the Board on February 4, 2016) and Oberlander during 2016 were paid directly to BAT. For 2017, the annual fee for the Board service of each of Messrs. Abelman and Oberlander will be $551,660. The fees for Messrs. Abelman and Oberlander will continue to be paid directly to BAT.

Equity Ownership Guidelines

After completion of five years of service as a member of RAI’s Board of Directors, the Non-Executive Chairman is expected to hold and retain a minimum of 80,000 shares of RAI common stock, and each other Outside Director is expected to hold and retain a minimum of 40,000 shares of RAI common stock. It is generally expected that a director will not dispose of RAI common stock during the first five years of service on the Board, unless the director holds and retains RAI common stock in excess of the minimum threshold levels. Any shares of RAI common stock pledged as collateral by a director are not counted for purposes of the foregoing stock ownership guidelines, under which RAI common stock includes:

•	shares of RAI common stock beneficially owned by the director;

•	deferred stock units or shares of RAI common stock granted to the director under the EIAP; and

•	deferred stock units received by the director as deferred compensation under the DCP.

These stock ownership guidelines do not apply to any director who is a non-independent Investor Director nominated by B&W pursuant to the Governance Agreement. Accordingly, currently these guidelines do not apply to Messrs. Abelman and Oberlander. Excluding Messrs. Abelman and Oberlander, all directors with at least five years of service currently hold amounts in excess of the minimum threshold level, and those directors with less than five years of service are making progress in meeting the five-year minimum threshold goals.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Stock Ownership of Principal Shareholders

We have been notified by the persons in the following table that they are beneficial owners (as defined by the rules of the SEC) of more than 5% of RAI common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(2)

British American Tobacco p.l.c.	601,368,171(1)	42.14
Globe House 4 Temple Place London, WC2R 2PG

Louisville Securities Limited	601,368,171(1)	42.14
Globe House 4 Temple Place London, WC2R 2PG

Brown & Williamson Holdings, Inc.	446,668,038(1)	31.30
103 Foulk Road, Suite 201-3 Wilmington, Delaware 19803

(1)	Based upon a Schedule 13D/A filed by BAT, B&W and LSL, with the SEC on January 16, 2017, and upon information furnished to RAI by BAT, B&W and LSL, as of March 10, 2017, (a) LSL and BAT hold shared dispositive and shared voting power over 601,368,171 shares, comprised of the 154,700,133 shares held by LSL and the 446,668,038 shares held by B&W, (b) B&W, LSL and BAT hold shared dispositive and shared voting power over the 446,668,038 shares held by B&W, (c) LSL is record owner of 154,700,133 shares and the beneficial owner of 601,368,171 shares (the 154,700,133 shares plus the 446,668,038 shares held by B&W) by virtue of its indirect ownership of all of the equity and voting power of B&W, (d) B&W is the record and beneficial owner of 446,668,038 shares, and (e) BAT is the beneficial owner of 601,368,171 shares by virtue of its indirect ownership of all of the equity and voting power of LSL and B&W.

(2)	Information in this column is based on 1,427,037,294 shares of RAI common stock outstanding on March 10, 2017.

Stock Ownership of Management

The following table indicates the number of shares of RAI common stock beneficially owned as of March 10, 2017, by each current director, each named executive officer and all directors and executive officers as a group, based on information provided to RAI by these individuals. In general, “beneficial ownership” includes those shares a director or executive officer has the power to vote, or the power to transfer, and stock options that are exercisable currently or become exercisable within 60 days. Except as described in the footnotes to the table, each person has sole investment and voting power over the shares for which he or she is shown as beneficial owner.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(4)
Non-Employee Directors
Jerome B. Abelman	0	*
John A. Boehner(1)	0	*
Martin D. Feinstein(1)	48,000	*
Luc Jobin(1)	78,000	*
Murray S. Kessler(1)	60,516	*
Holly Keller Koeppel(1)	8,000	*
Jean-Marc Lévy(1)	3,659	*
Nana Mensah(1)	95,280	*
Lionel L. Nowell, III(1)	33,149	*
Ricardo Oberlander	0	*
Ronald S. Rolfe(1)	25,267	*
John J. Zillmer(1)	106,000	*

Named Executive Officers
Susan M. Cameron(1)(2)	269,001	*
Debra A. Crew(2)	59,228	*
Andrew D. Gilchrist(2)	42,000	*
Martin L. Holton III(2)	95,672	*
Joseph P. Fragnito(2)	0	*
Jeffery S. Gentry(2)	23,530	*
All directors, director nominees and executive officers as a group (consisting of 27 persons)(3)	1,404,301	*

*	Less than 1%

(1)	The shares beneficially owned do not include the following deferred common stock units, which are RAI common stock equivalents awarded under the EIAP or credited under the DCP: (a) 4,892 units for Ms. Cameron; (b) 5,560 units for Speaker Boehner; (c) 148,275 units for Mr. Feinstein; (d) 22,075 units for Mr. Jobin; (e) 1,317 units for Mr. Kessler; (f) 133,731 units for Ms. Koeppel; (g) 216 units for Mr. Lévy; (h) 57,251 units for Mr. Mensah; (i) 175,881 units for Mr. Nowell; (j) 2,759 units for Mr. Rolfe; and (j) 26,417 units for Mr. Zillmer. In the case of Ms. Cameron, the deferred stock units noted above were awarded in 2014 for her Board service prior to her re-appointment as the President and CEO of RAI. Mmes. Cameron and Crew and Messrs. Abelman and Oberlander do not currently participate in either the EIAP or the DCP.

(2)	The shares beneficially owned do not include the following performance shares (and restricted stock units in the case of Ms. Crew and Mr. Fragnito) granted under the Omnibus Plan, which upon vesting will be paid to the participant in RAI common stock: (a) 164,841 performance shares for Ms. Cameron; (b) 281,641 performance shares and restricted stock units for Ms. Crew; (c) 146,327 performance shares for Mr. Gilchrist; (d) 96,888 performance shares for Mr. Holton; (e) 62,957 performance shares and restricted stock units for Mr. Fragnito; and (f) 13,689 performance shares for Dr. Gentry.

(3)	The shares beneficially owned by all directors, director nominees and executive officers as a group: (a) do not include an aggregate of 578,379 deferred common stock units awarded to directors under the EIAP or credited to directors under the DCP; (b) do not include an aggregate of 1,210,945 performance shares (and restricted stock units in the case of Ms. Crew and Mr. Fragnito) granted to executive officers under the Omnibus Plan; and (c) include 2,032 shares of stock (as to which beneficial ownership is disclaimed) held by the spouses of two executive officers.

(4)	The information in this column is based on 1,427,037,294 shares of RAI common stock outstanding on March 10, 2017. For purposes of computing the percentage of outstanding shares held by each person named in the table, any security that such person has the right to acquire within 60 days is deemed to be held by such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

For additional information on “Related Stockholder Matters,” see “The Board of Directors — Governance Agreement” in Item 10 above. For information regarding securities authorized for issuance under equity compensation plans, see note 15 to consolidated financial statements in Item 8 of Part II to this 2016 Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Person Transaction Approval Policy

Effective February 6, 2007, RAI’s Board adopted a Related Person Transaction Approval Policy, referred to as the Policy. The Policy generally requires that certain transactions in which (1) RAI, or one of its subsidiaries, is a participant and (2) a related person has a direct or indirect interest, be approved in advance by a designated executive officer, the Audit Committee, the Board or a sub-set of the Board. The arbiter in any particular case may only approve a proposed related person transaction if it has determined in good faith that such transaction is in, or not inconsistent with, the best interests of RAI and its shareholders. The definition of “related person” for purposes of the Policy is based upon the definition set forth in the applicable rules of the SEC; a “related person” of RAI means a director or director nominee of RAI, an executive officer of RAI, a greater than 5% shareholder of RAI or an immediate family member of any of the foregoing.

The Policy’s pre-approval requirements depend upon the related person and the dollar amount involved in a proposed transaction, as summarized below:

Related Person:	Dollar Amount of Transaction:	Approval Required by:
• Transactions in which an RAI director, executive officer or an immediate family member of either of the foregoing has an interest (1)	• Less than or equal to $25,000 • Greater than $25,000	• Chief Executive Officer or Chief Financial Officer • Audit Committee
• Transactions in which BAT, or an affiliate thereof, has an interest	• Less than $1 million	• Chief Executive Officer, Chief Financial Officer or General Counsel
	• Greater than or equal to $1 million and less than $20 million	• Audit Committee
	• Greater than or equal to $20 million	• Independent directors (excluding any independent directors who have been designated by B&W)
• Transactions in which any related person other than those listed above has an interest	• Less than $1 million	• Chief Executive Officer, Chief Financial Officer or General Counsel
	• Greater than or equal to $1 million and less than $20 million	• Audit Committee
	• Greater than or equal to $20 million	• Board of Directors

(1)	If the transaction involves RAI’s Chief Executive Officer, or an immediate family member of such officer, then the Audit Committee is required to approve the transaction. If the transaction involves RAI’s Chief Financial Officer, or an immediate family member of such officer, then the Audit Committee or the Chief Executive Officer is required to approve the transaction.

Under the Policy, any contract in existence on the effective date of the Policy (February 6, 2007) involving a related person is not required to be pre-approved under the Policy; provided, however, that if a material amendment or modification of any such pre-existing contract is adopted after February 6, 2007, then such material amendment or modification shall be subject to the Policy’s pre-approval requirements. Further, any compensation, benefit or indemnification arrangement involving an RAI director, executive officer or an immediate family member of any of the foregoing, which arrangement is approved by the RAI Board or another Board committee, is not required to be pre-approved under the Policy.

The approval requirements of the Policy are in addition to other measures already in place. For example, under the Governance Agreement, the independent directors of RAI (excluding any independent directors who have been designated by B&W) are required to approve any material contract or transaction involving RAI or any of its subsidiaries, on the one hand, and BAT or any of its subsidiaries, on the other hand, if the terms of that contract or transaction are not governed by either an agreement existing on the date of the B&W business combination or a provision of our Articles of Incorporation or Bylaws.

The full text of the Policy can be found in the “Governance” section of our website at www.reynoldsamerican.com, or can be requested free of charge, by writing to the Office of the Secretary, Reynolds American Inc., P.O. Box 2990, Winston-Salem, North Carolina 27102-2990.

2016 Related Person Transactions

In July 2004, the U.S. assets, liabilities and operations, other than certain specified assets and liabilities, of BAT’s wholly owned subsidiary, B&W, were combined with RJR Tobacco, referred to as the B&W business combination. RAI was previously formed as a new holding company for these combined businesses, and B&W acquired beneficial ownership of approximately 42% of RAI’s outstanding common stock.

In connection with the B&W business combination, RAI, B&W and BAT entered into the Governance Agreement, which sets forth the parties’ agreement regarding various aspects of the governance of RAI, including B&W’s right to designate for nomination to the RAI Board five directors, at least three of whom are required to be independent directors and two of whom may be executive officers of BAT or any of its subsidiaries. For further information, see “Governance Agreement” in Item 10 above.

RAI paid BAT an aggregate of $904,148 during 2016 in consideration for the services of Messrs. Abelman and Oberlander as directors of RAI. In addition, at the direction of BAT, RAI paid Mr. Daly the sum of $45,596 during 2016, which amount normally would have been paid to BAT, in consideration for his service as a director of RAI. For further information on this arrangement, see “The Board of Directors — Director Compensation — Payment for Services of Certain Board Designees” in Item 11 above.

In connection with the B&W business combination, RJR Tobacco agreed to indemnify B&W and its affiliates for, among other things, certain liabilities arising out of the U.S. cigarette and tobacco business of B&W, including certain litigation liabilities. Any indemnification obligations B&W or RJR Tobacco have to the other would rank equally in right of payment with all of such party’s existing and future senior unsecured debt. The indemnities are of perpetual duration and will not be affected by the merger. As a result of this indemnity, RJR Tobacco has assumed the defense of pending B&W-specific tobacco-related litigation, has paid the judgments and costs related to certain pre-B&W business combination tobacco-related litigation of B&W, and has posted bonds on behalf of B&W, where necessary, in connection with cases decided since the B&W business combination. RJR Tobacco paid no reimbursements to the BAT Group (as defined below) in connection with this indemnity in 2016.

In connection with the B&W business combination, RJR Tobacco entered into contract manufacturing agreements with two subsidiaries of BAT — BATUS Japan, Inc., referred to as BATUSJ, and B.A.T. (U.K. & Export) Limited, referred to as BATUKE.

Under the 2004 agreement with BATUKE, RJR Tobacco was appointed the exclusive U.S. manufacturer of all American-blend cigarettes which any BAT Customer (as defined in the agreement) chooses to manufacture in the United States, its territories and military installations. There were no sales by RJR Tobacco to BATUKE under such agreement during 2016.

Under the 2004 agreement with BATUSJ, as superceded and amended through May 2015, RJR Tobacco was BATUSJ’s exclusive manufacturer of all of BATUSJ’s requirements for certain American-blend cigarettes intended to be sold and distributed in Japan. In May 2015, RJR Tobacco, BATUKE and BATUSJ entered into a restated and revised American-blend cigarette manufacturing agreement, referred to as the 2015 Agreement, modifying the prior contract manufacturing agreement between RJR Tobacco and BATUSJ. Generally, under the 2015 Agreement, BATUKE agreed to assume BATUSJ’s obligations under the prior agreement. On January 4, 2016, RJR Tobacco received written notice from BATUKE, in accordance with the terms of the 2015 Agreement, terminating the 2015 Agreement effective January 5, 2019. In July 2016, RJR Tobacco and BATUKE further amended the 2015 Agreement. Under such amendment, among other things, RJR Tobacco agreed to (1) permit an early transition of the cigarette production covered by the agreement to BAT Group facilities over several months beginning in the fourth quarter of 2016, and (2) provide contingent manufacturing capacity to BATUKE through December 31, 2018. In addition, under such amendment, BATUKE agreed to make certain payments to RJR Tobacco, including an aggregate payment of $89.6 million, payable in two installments — a payment of $7.4 million made in September 2016, and a payment of $82.2 million payable on or before March 31, 2017. Sales by RJR Tobacco to the BAT Group pursuant to the cigarette manufacturing agreements described in this paragraph during 2016 were $188.2 million.

During 2016, the BAT Group purchased tobacco leaf from RJR Tobacco in the amount of $38.1 million. Also, during 2016, the BAT Group agreed to purchase additional tobacco leaf from RJR Tobacco in the amount of $25.5 million, none of which (including that portion of the purchase price that was paid by the BAT Group in 2016) was recorded as sales in RAI’s consolidated financial statements, but will be recognized as sales when the product is shipped to the BAT Group. In addition, during 2016, the BAT Group purchased from RJR Tobacco expanded tobacco and re-constituted tobacco, and other tobacco products, in the amount of $18,000.

RJR Tobacco and a member of the BAT Group are also parties to a technology sharing and development services agreement, which was entered into in July 2004. Pursuant to this agreement, each party may license or otherwise transfer rights to the other in its respective technologies, and may pursue joint technology projects with the other party. Each party or its respective affiliates also may provide certain contract services to the other party or its affiliates. Unless earlier terminated as provided therein, the technology sharing and development services agreement automatically renews for additional one-year periods each December 31 unless one of the parties provides a notice of non-renewal at least 12 months prior to the December 31 date on which termination is to become effective. During 2016, RJR Tobacco billed the BAT Group $1.3 million, and the BAT Group billed RJR Tobacco approximately $53,000, pursuant to such agreement. In 2016, RJR Tobacco also recorded royalty income of $85,000 for the use of certain capsule technology by the BAT Group.

RJR Tobacco also purchases tobacco leaf and cigarettes from the BAT Group, and pays royalties to the BAT Group relating to the sale by RJR Tobacco of certain cigarette brands, including the DUNHILL brand, which RJR Tobacco licenses from the BAT Group, and the STATE EXPRESS 555 brand, which RJR Tobacco licenses from CTBAT International Co. Ltd., a joint venture between the BAT Group and China National Tobacco Corporation. The parties entered into the agreements evidencing such arrangements, which have various expiration dates, following the consummation of the B&W business combination. During 2016, RJR Tobacco recognized transactions with the BAT Group of $14.6 million pursuant to the foregoing arrangements. During 2016, RJR Tobacco also paid the BAT Group $6.1 million for other purchases. In addition, as of the end of 2016, RJR Tobacco had $6.6 million in accounts payable to the BAT Group under such arrangements. During 2016, American Snuff Co. recorded leaf purchases from the BAT Group of $1.1 million. In January 2016, SFRTI paid a fee of $6.0 million to the BAT Group to amend a contract manufacturing agreement.

In December 2015, RJR Tobacco and Nicoventures Holdings Limited, a subsidiary of BAT, signed a definitive vapor technology-sharing and licensing agreement, providing a framework for collaboration and mutual cross-licensing of vapor product technologies through 2022. In 2016, RJR Tobacco recorded income of $171,000 associated with trade marketing services related to such agreement.

From time to time, each of RJR Tobacco and the BAT Group has seconded certain of its employees to the other or a member of such entity’s group of companies in connection with particular assignments. During their service with the other entity or a member of such entity’s group of companies, the seconded employees continue to be paid by the original employer and participate in employee benefit plans sponsored by such employer. Each of RJR Tobacco and the BAT Group reimburses members of the other party’s group of companies for certain costs of the seconded employees’ compensation and benefits during the secondment period. No such costs were billed or reimbursed for 2016.

In November 2011, RAI, BAT and B&W entered into Amendment No. 3 to the Governance Agreement pursuant to which, among other things, RAI agreed that if RAI issued shares of RAI common stock or any other RAI equity security to certain designated persons, including its directors, executive officers or employees (such as upon the vesting of performance shares or restricted stock units), then RAI would repurchase a number of shares of RAI common stock equal to the number of shares of RAI common stock issued so that the number of outstanding shares of RAI common stock is not increased, and the beneficial ownership interest of the BAT Group is not decreased, by such issuance after taking into account the repurchases. During 2016, RAI repurchased and canceled 1,817,846 shares of RAI common stock for the aggregate amount of $93 million pursuant to the Governance Agreement.

In July 2016, B&W, LSL and RAI entered into a new share repurchase agreement, pursuant to which B&W and LSL agreed to participate in the RAI share repurchase program announced in July 2016 on a basis approximately proportionate with the 42% ownership of RAI’s equity by B&W and LSL. During 2016, RAI repurchased 660,385 shares of RAI common stock from LSL for the aggregate amount of $32 million. The Merger Agreement places restrictions on RAI’s ability to repurchase its common stock. As a result, RAI does not expect to make repurchases under the share repurchase program while the Merger Agreement is in effect.

In February 2017, RAI and BAT entered into a letter agreement pursuant to which BAT waived the requirement that RAI share repurchases required to be made by RAI pursuant to Amendment No. 3 to the Governance Agreement be made within the time period set forth in that amendment, and permitted RAI to make the repurchases in a manner that qualifies for the affirmative defense and safe harbor provided by Rules 10b5-1 and 10b-18 under the Exchange Act, respectively. Pursuant to this letter agreement, BAT also waived compliance with the general prohibition on repurchases contained in the merger agreement to permit RAI to make these repurchases.

Lisa J. Caldwell, currently Executive Vice President and Chief Human Resources Officer of RAI and RAISC, is married to Alan L. Caldwell, who was the Director — Corporate and Civic Engagement of RAISC until his retirement in May 2016. During 2016, Mr. Caldwell earned approximately $110,457 in salary and bonus, and vested in a long-term incentive award valued at approximately $163,543.

Nancy H. Hawley, currently Executive Vice President — Operations of RJR Tobacco, is married to Ray W. Hawley, who is currently Senior Manager — Payroll for RAISC. During 2016, Mr. Hawley earned approximately $181,798 in salary and bonus.

THE BOARD OF DIRECTORS

Determination of Independence of Directors

The NYSE listing standards require that all listed companies have a majority of independent directors. For a director to be “independent” under the NYSE listing standards, the board of directors of a listed company must affirmatively determine that the director has no material relationship with the company, or its subsidiaries or affiliates, either directly or as a partner, shareholder or officer of an organization that has a relationship with the company or its subsidiaries or affiliates. In accordance with the NYSE listing standards, RAI’s Board has adopted the following standards to assist it in its determination of director independence; a director will be determined not to be independent under the following circumstances:

•	the director is, or has been within the last three years, an employee of RAI, or an immediate family member is, or has been within the last three years, an executive officer, of RAI;

•	the director has received, or has an immediate family member who has received, during any 12-month period within the last three years, more than $120,000 in direct compensation from RAI, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service);

•	(1) the director is a current partner or employee of a firm that is RAI’s internal or external auditor; (2) the director has an immediate family member who is a current partner of such a firm; (3) the director has an immediate family member who is a current employee of such a firm and currently works on RAI’s audit; or (4) the director or an immediate family member was within the last three years a partner or employee of such a firm and personally worked on RAI’s audit within that time;

•	the director or an immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of RAI’s present executive officers at the same time serves or served on that company’s compensation committee; or

•	the director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, RAI for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1,000,000 or 2% of such other company’s consolidated gross revenues.

For purposes of this determination of director independence, references to “RAI” include RAI and any affiliate or subsidiary of RAI. The foregoing director independence standards are set forth in RAI’s Corporate Governance Guidelines, which can be found in the “Governance” section of our website at www.reynoldsamerican.com, or can be requested, free of charge, by writing to the Office of the Secretary, Reynolds American Inc., P.O. Box 2990, Winston-Salem, North Carolina 27102-2990.

The Board has determined that the following directors are (or were, in the cases of, Mr. Lerwill, who resigned from the Board in June 2016, and Mr. Wajnert, who resigned from the Board in December 2016) independent within the meaning of the foregoing NYSE listing standards: John A. Boehner, Martin D. Feinstein, Luc Jobin, Murray S. Kessler, Holly Keller Koeppel, Robert Lerwill, Jean-Marc Lévy, Nana Mensah, Lionel L. Nowell, III, Ronald S. Rolfe, Thomas C. Wajnert and John J. Zillmer. None of the foregoing independent directors had any material relationship with RAI other than being a director and/or shareholder of RAI.

Item 14. Principal Accounting Fees and Services

AUDIT MATTERS

Audit Committee’s Audit and Non-Audit Services Pre-Approval Policy

The Audit Committee’s current policy is to pre-approve on an annual basis all audit and non-audit services performed by the independent registered public accounting firm to assure that the provision of these services does not impair the independent registered public accounting firm’s independence. Such pre-approved services are described in appendices to the Audit Committee’s Audit and Non-Audit Services Pre-Approval Policy. Such Policy (including appendices) is publicly available, as set forth below.

The Audit Committee also generally establishes approved fees for pre-approved audit and non-audit services on an annual basis. The Audit Committee is required to approve any fee expected to exceed a pre-approved level by more than $100,000, and is required to be notified at its next meeting if any fee is expected to exceed a pre-approved level by less than $100,000. In addition, to the extent that the Audit Committee does not establish a fee level for a specific service that falls within a broad category of a pre-approved audit or non-audit service, the Audit Committee is required to pre-approve any fee for such service expected to exceed $100,000, and is required to be notified at its next meeting if any fee for such service is expected to be less than $100,000. The Audit Committee is mindful of the overall relationship of fees for audit and non-audit services in determining whether to approve any such services.

The Audit Committee’s current Audit and Non-Audit Services Pre-Approval Policy was adopted by the Audit Committee in August 2004 and last revised in February 2017. The Audit and Non-Audit Services Pre-Approval Policy describes the procedures and conditions pursuant to which services proposed to be performed by the independent registered public accounting firm may be pre-approved by the Audit Committee, or its Chair pursuant to delegated authority. The Policy provides that the Chair of the Audit Committee may make pre-approval decisions for proposed services that are not covered by specific reference in the Policy and have not been previously approved by the full Audit Committee. Under the Policy, the Chair is required to report any such pre-approval decisions to the full Audit Committee at its next scheduled meeting.

A copy of the Audit Committee’s Audit and Non-Audit Services Pre-Approval Policy can be found in the “Governance” section of our website at www.reynoldsamerican.com, or can be requested free of charge, by writing to the Office of the Secretary, Reynolds American Inc., P.O. Box 2990, Winston-Salem, North Carolina 27102-2990.

Fees of Independent Registered Public Accounting Firm

The following table shows the aggregate fees billed to RAI by KPMG LLP for services rendered during each of the years ended December 31, 2016 and 2015:

	Amount of Fees
	2016	2015
Audit Fees	$4,861,850	$6,552,081
Audit-Related Fees	444,153	337,972
Tax Fees	775,506	548,547
All Other Fees	0	6,200
Total Fees	$6,081,509	$7,444,800

Audit Fees

Audit fees principally constitute fees billed for professional services rendered by KPMG LLP for the audit of RAI’s consolidated financial statements for the years ended December 31, 2016 and 2015, the reviews of the condensed consolidated financial statements included in RAI’s Quarterly Reports on Form 10-Q filed during the years ended December 31, 2016 and 2015, services related to RAI’s preparation of offerings and registration statements, and the audits of certain subsidiaries where legally or statutorily required. The audit fees for the year ended December 31, 2015, also included approximately $2.5 million in fees pertaining to the Lorillard acquisition and related divestitures.

Audit-Related Fees

Audit-related fees constitute fees billed for assurance and related services rendered by KPMG LLP that are reasonably related to the performance of the audit or review of RAI’s consolidated financial statements, other than the services reported above under “— Audit Fees,” for each of the years ended December 31, 2016 and 2015. In 2016 and 2015, audit-related fees consisted principally of fees for audits of the financial statements of certain employee benefit plans and other agreed upon procedure engagements performed under applicable auditing and attestation standards. The Audit Committee pre-approved 100% of the audit-related services in 2016 and 2015.

Tax Fees

Tax fees constitute fees billed for professional services rendered by KPMG LLP for tax compliance, tax consulting and tax planning for each of the years ended December 31, 2016 and 2015. In 2016 and 2015, tax fees consisted principally of fees for international tax services and tax compliance advice. The Audit Committee pre-approved 100% of the tax services in 2016 and 2015.

All Other Fees

All other fees constitute the aggregate fees billed, if any, for services, other than the services reported above under “— Audit Fees,” “— Audit-Related Fees” and “— Tax Fees,” provided by KPMG LLP for each of the years ended December 31, 2016 and 2015. In 2015, all other fees consisted of services for the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

(1)	Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014.*

Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014.*

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014.*

Consolidated Balance Sheets as of December 31, 2016 and 2015.*

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014.*

(2)	Financial Statement Schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or notes.

(3)	See (b) below.

(b)	Exhibit Numbers 10.27 through 10.62 below are management contracts, compensatory plans or arrangements. The following exhibits are filed or furnished, as the case may be, as part of this report:

Exhibit Number

2.1	Agreement and Plan of Merger, dated as of July 15, 2014, among Lorillard, Inc., Reynolds American Inc. and Lantern Acquisition Co. (incorporated by reference to Exhibit 2.1 to Reynolds American Inc.’s Form 8-K, dated July 15, 2014).

2.2	Asset Purchase Agreement, dated as of July 15, 2014, among Reynolds American Inc., Lignum-2, L.L.C. and Imperial Tobacco Group PLC (incorporated by reference to Exhibit 2.2 to Reynolds American Inc.’s Form 8-K, dated July 15, 2014).

2.3	Amendment No. 1 to Asset Purchase Agreement, dated May 26, 2015, by and between Reynolds American Inc. and ITG Brands, LLC (formerly known as Lignum-2, L.L.C.) and Imperial Tobacco Group PLC (incorporated by reference to Exhibit 2.3 to Reynolds American Inc.’s Form 8-K, dated May 28, 2015).

2.4	Purchase Agreement, dated as of September 28, 2015, by and among Santa Fe Natural Tobacco Company, Inc., R. J. Reynolds Global Products, Inc., R. J. Reynolds Tobacco B.V., JT International Holding BV, Reynolds American Inc. and Japan Tobacco Inc. (incorporated by reference to Exhibit 2.1 to Reynolds American Inc.’s Form 8-K, dated September 28, 2015).

2.5	Agreement and Plan of Merger, dated as of January 16, 2017, among British American Tobacco p.l.c., BATUS Holdings Inc., Flight Acquisition Corporation and Reynolds American Inc. (incorporated by reference to Exhibit 2.1 to Reynolds American Inc.’s Form 8-K, dated January 17, 2017).

3.1	Restated Articles of Incorporation of Reynolds American Inc., effective May 5, 2016 (incorporated by reference to Exhibit 3.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed July 26, 2016).

3.2*	Amended and Restated Bylaws of Reynolds American Inc., dated December 1, 2016.

4.1	Indenture, dated May 31, 2006, among Reynolds American Inc. and certain of its subsidiaries as guarantors and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Reynolds American Inc.’s Form 8-K dated May 31, 2006).

4.2	First Supplemental Indenture, dated September 30, 2006, to Indenture, dated May 31, 2006, among Reynolds American Inc. and certain of its subsidiaries as guarantors, and The Bank of New York Trust Company, N.A., as successor to The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Reynolds American Inc.’s Form 8-K dated September 30, 2006).

Exhibit Number

4.3	Second Supplemental Indenture, dated February 6, 2009, to Indenture, dated May 31, 2006, as supplemented by the First Supplemental Indenture, dated September 30, 2006, among Reynolds American Inc. and certain of its subsidiaries, as guarantors, and The Bank of New York Mellon Trust Company, N.A., f/k/a The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.21 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed February 23, 2009).

4.4	Third Supplemental Indenture, dated September 17, 2013, to Indenture, dated May 31, 2006, by and among Reynolds American Inc., as issuer, and certain of its subsidiaries as guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to Reynolds American Inc.’s Form 8-K, dated September 12, 2013).

4.5	Fourth Supplemental Indenture, dated September 2, 2015, to Indenture dated May 31, 2006, among Reynolds American Inc. and certain of its subsidiaries as guarantors and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Reynolds American Inc.’s Form 8-K, dated August 31, 2015).

4.6	Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Lorillard, Inc.’s Form 8-K, dated June 18, 2009).

4.7	First Supplemental Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to Lorillard, Inc.’s Form 8-K, dated June 18, 2009).

4.8	Second Supplemental Indenture, dated April 12, 2010, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to Lorillard, Inc.’s Form 8-K, dated April 7, 2010).

4.9	Third Supplemental Indenture, dated August 4, 2011, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to Lorillard, Inc.’s Form 8-K, dated August 1, 2011).

4.10	Fourth Supplemental Indenture, dated August 21, 2012, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to Lorillard, Inc.’s Form 8-K, dated August 16, 2012).

4.11	Fifth Supplemental Indenture, dated May 20, 2013, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to Lorillard, Inc.’s Form 8-K, dated May 15, 2013).

4.12	Sixth Supplemental Indenture, dated June 12, 2015, among R. J. Reynolds Tobacco Company, Lorillard Tobacco Company, LLC, R.J. Reynolds Tobacco Holdings, Inc., Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.7 to Reynolds American Inc.’s Form 8-K, dated June 12, 2015).

4.13	Guarantee Agreement of R.J. Reynolds Tobacco Holdings, Inc., dated June 12, 2015, for the Senior Notes of Lorillard Tobacco Company, LLC (incorporated by reference to Exhibit 4.15 to Reynolds American Inc.’s Form 8-K, dated June 12, 2015).

4.14	Seventh Supplemental Indenture, dated June 25, 2015, to Indenture dated June 23, 2009 (incorporated by reference to Exhibit 4.1 to Reynolds American Inc.’s Form 8-K, dated June 29, 2015).

4.15	Guarantee Agreement of Reynolds American Inc., dated August 6, 2015, for the Senior Notes of R. J. Reynolds Tobacco Company (as successor obligor to Lorillard Tobacco Company, LLC (formerly known as Lorillard Tobacco Company)) (incorporated by reference to Exhibit 4.11 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed August 6, 2015).

Exhibit Number

4.16	Eighth Supplemental Indenture, dated August 6, 2015, to Indenture dated June 23, 2009 (incorporated by reference to Exhibit 4.12 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed August 6, 2015).

4.17	In accordance with Item 601(b)(4)(iii) of Regulation S-K, Reynolds American Inc. agrees to furnish to the SEC, upon request, a copy of each instrument that defines the rights of holders of such long-term debt not filed or incorporated by reference as an exhibit to this Annual Report on Form 10-K.

10.1	Credit Agreement, dated as of December 18, 2014, among Reynolds American Inc., as Borrower, and the agents and lending institutions party thereto (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, dated December 18, 2014).

10.2	Subsidiary Guarantee Agreement, dated as of December 18, 2014, among certain subsidiaries of Reynolds American Inc. as guarantors and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K, dated December 18, 2014).

10.3	Joinder Agreement, dated August 31, 2015, by and between Lorillard Licensing Company LLC and JP Morgan Chase Bank, N.A., as Administrative Agent, to the Subsidiary Guarantee, dated December 18, 2014 (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, dated August 31, 2015).

10.4	Notice of Extension of Maturity Date, dated October 21, 2015, by the administrative agent under the Credit Agreement, dated as of December 18, 2014, among Reynolds American Inc., as Borrower, and the agents and lending institutions party thereto (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, dated October 21, 2015).

10.5	First Amendment to Credit Agreement, dated as of October 21, 2015, to the Credit Agreement, dated as of December 18, 2014, among Reynolds American Inc., as Borrower, and the agents and lending institutions party thereto (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K, dated October 21, 2015).

10.6	Request for, and Notice of, Extension of Maturity Date under the Credit Agreement (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, dated November 4, 2016).

10.7	Second Amendment to Credit Agreement, dated as of November 4, 2016, to the Credit Agreement, dated as of December 18, 2014, among Reynolds American Inc., as Borrower, and the agents and lending institutions party thereto, as amended by the First Amendment to Credit Agreement, dated October 21, 2015 (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K, dated November 4, 2016).

10.8	Formation Agreement, dated as of July 30, 2004, among Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.), Brown & Williamson U.S.A., Inc. (n/k/a R. J. Reynolds Tobacco Company) and Reynolds American Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

10.9	Governance Agreement, dated as of July 30, 2004, among British American Tobacco p.l.c., Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) and Reynolds American Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

10.10	Amendment No. 1, dated as of November 18, 2004, to the Governance Agreement, dated as of July 30, 2004, among British American Tobacco p.l.c., Brown & Williamson Holdings, Inc. and Reynolds American Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated November 18, 2004).

Exhibit Number

10.11	Amendment No. 2, dated April 29, 2008, to the Governance Agreement, dated as of July 30, 2004, as amended, by and among British American Tobacco p.l.c., Brown & Williamson Holdings, Inc. and Reynolds American Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated April 29, 2008).

10.12	Amendment No. 3, dated November 11, 2011, to the Governance Agreement, dated as of July 30, 2004, as amended, by and among British American Tobacco p.l.c., Brown & Williamson Holdings, Inc. and Reynolds American Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated November 14, 2011).

10.13	Share Repurchase Agreement, dated July 25, 2016, by Reynolds American, Inc., Brown & Williamson Holdings, Inc. and Louisville Securities Limited (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated July 25, 2016.)

10.14	Purchase Agreement dated as of March 9, 1999, as amended and restated as of May 11, 1999, among R. J. Reynolds Tobacco Company, RJR Nabisco, Inc. and Japan Tobacco Inc. (incorporated by reference to Exhibit 2.1 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated May 12, 1999).

10.15	Settlement Agreement dated August 25, 1997, between the State of Florida and settling defendants in The State of Florida v. American Tobacco Co. (incorporated by reference to Exhibit 2 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated August 25, 1997).

10.16	Comprehensive Settlement Agreement and Release dated January 16, 1998, between the State of Texas and settling defendants in The State of Texas v. American Tobacco Co. (incorporated by reference to Exhibit 2 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated January 16, 1998).

10.17	Settlement Agreement and Release in re: The State of Minnesota v. Philip Morris, Inc., by and among the State of Minnesota, Blue Cross and Blue Shield of Minnesota and the various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.1 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).

10.18	Settlement Agreement and Stipulation for Entry of Consent Judgment in re: The State of Minnesota v. Philip Morris, Inc., by and among the State of Minnesota, Blue Cross and Blue Shield of Minnesota and the various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.2 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).

10.19	Form of Consent Judgment by Judge Kenneth J. Fitzpatrick, Judge of District Court in re: The State of Minnesota v. Philip Morris, Inc. (incorporated by reference to Exhibit 99.3 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).

10.20	Stipulation of Amendment to Settlement Agreement and for Entry of Agreed Order dated July 2, 1998, by and among the Mississippi Defendants, Mississippi and the Mississippi Counsel in connection with the Mississippi Action (incorporated by reference to Exhibit 99.2 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).

10.21	Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree dated July 24, 1998, by and among the Texas Defendants, Texas and the Texas Counsel in connection with the Texas Action (incorporated by reference to Exhibit 99.4 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).

10.22	Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree dated September 11, 1998, by and among the State of Florida and the tobacco companies named therein (incorporated by reference to Exhibit 99.1 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed November 12, 1998).

Exhibit Number

10.23	Master Settlement Agreement, referred to as the MSA, dated November 23, 1998, between the Settling States named in the MSA and the Participating Manufacturers also named therein (incorporated by reference to Exhibit 4 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated November 23, 1998).

10.24	Term Sheet agreed to by R. J. Reynolds Tobacco Company, an indirect subsidiary of Reynolds American Inc., certain other Participating Manufacturers, 17 states, the District of Columbia and Puerto Rico (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated March 12, 2013).

10.25	Comprehensive Agreement, dated as of April 13, 2010, among R. J. Reynolds Tobacco Company and Her Majesty the Queen in Right of Canada and the Provinces and Territories listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated April 16, 2010).

10.26	Agreed Statement of Facts, dated as of April 13, 2010, between Her Majesty the Queen and Northern Brands International, Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated April 16, 2010).

10.27	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated December 1, 2016).

10.28*	Reynolds American Inc. 2017 Outside Directors’ Compensation Summary.

10.29	Equity Incentive Award Plan for Directors of Reynolds American Inc., referred to as the EIAP (incorporated by reference to Exhibit 10.33 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed February 11, 2014).

10.30	Form of Deferred Stock Unit Agreement between Reynolds American Inc. and the Director named therein, pursuant to the EIAP (incorporated by reference to Exhibit 10.32 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed February 23, 2009).

10.31	Form of Deferred Stock Unit Agreement between R. J. Reynolds Tobacco Holdings, Inc. and the Director named therein, pursuant to the EIAP (incorporated by reference to Exhibit 10.9 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).

10.32	Deferred Compensation Plan for Directors of Reynolds American Inc. (Amended and Restated Effective November 30, 2007) (incorporated by reference to Exhibit 10.43 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed February 27, 2008).

10.33	Reynolds American Inc. 2009 Omnibus Incentive Compensation Plan (incorporated by reference to Appendix A of Reynolds American Inc.’s definitive Proxy Statement on Schedule 14A filed on March 23, 2009).

10.34	Reynolds American Inc. Amended and Restated 2009 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated May 12, 2014).

10.35	Form of Performance Share Agreement (three-year vesting), dated March 1, 2013, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed April 23, 2013).

10.36	Form of Performance Share Agreement (three-year vesting), dated March 3, 2014, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed April 23, 2014).

Exhibit Number

10.37	Form of Performance Share Agreement (three-year vesting), dated March 2, 2015, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed April 20, 2015).

10.38	Form of Performance Share Agreement (three-year vesting), dated March 1, 2016, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed April 26, 2016).

10.39	Performance Share Agreement (one-year vesting), dated May 7, 2015, between Reynolds American Inc. and Susan M. Cameron (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed August 6, 2015).

10.40	Performance Share Agreement (one-year vesting), dated May 5, 2016, between Reynolds American Inc. and Susan M. Cameron (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed July 26, 2016).

10.41	Offer Letter, by and between Reynolds American Inc. and Susan M. Cameron, dated April 16, 2014 (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated April 16, 2014).

10.42	Offer Letter, by and between R. J. Reynolds Tobacco Company and Debra A. Crew, entered into September 18, 2014 (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated September 18, 2014).

10.43	Offer Letter, by and between R. J. Reynolds Tobacco Company and Joseph Fragnito, entered into October 17, 2016 (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated October 18, 2016).

10.44	Performance Share Agreement, dated October 1, 2014, between Reynolds American Inc. and Debra A. Crew (incorporated by reference to Exhibit 10.7 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed October 21, 2014).

10.45	Restricted Stock Unit Agreement (retention grant), dated October 1, 2014, between Reynolds American Inc. and Debra A. Crew (incorporated by reference to Exhibit 10.8 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed October 21, 2014).

10.46	Restricted Stock Unit Agreement (make-whole grant), dated October 1, 2014, between Reynolds American Inc. and Debra A. Crew (incorporated by reference to Exhibit 10.9 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed October 21, 2014).

10.47*	Performance Share Agreement, between Reynolds American Inc. and Joseph Fragnito, entered into October 17, 2016.

10.48*	Restricted Stock Unit Agreement (retention grant), between Reynolds American Inc. and Joseph Fragnito, entered into October 17, 2016.

10.49	Form of Amended Letter Agreement regarding Severance Benefits and Change of Control Protections between Reynolds American Inc. and the officer named therein (incorporated by reference to Exhibit 10.67 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed February 27, 2008).

10.50	Reynolds American Inc. Executive Severance Plan, as amended and restated effective May 5, 2016 (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated May 5, 2016.)

Exhibit Number

10.51	Retention Trust Agreement dated May 13, 1998, by and between RJR Nabisco, Inc. and Wachovia Bank, N.A. (n/k/a Wells Fargo, N.A.) (incorporated by reference to Exhibit 10.6 to RJR Nabisco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).

10.52	Amendment No. 1 to Retention Trust Agreement, dated May 13, 1998, by and between RJR Nabisco, Inc. and Wachovia Bank, N.A. (n/k/a Wells Fargo, N.A.), dated October 1, 2006 (incorporated by reference to Exhibit 10.56 to Reynolds American Inc.’s S-4 filed October 3, 2006).

10.53	Amendment No. 2 to Retention Trust Agreement, dated May 13, 1998, as amended, by and between R.J. Reynolds Tobacco Holdings, Inc., as successor to RJR Nabisco, Inc., and Wachovia Bank, N.A. (n/k/a Wells Fargo, N.A.), dated January 24, 2007 (incorporated by reference to Exhibit 10.66 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed February 27, 2007).

10.54	Amendment No. 3 to Retention Trust Agreement, dated January 7, 2016, as amended, by and between R.J. Reynolds Tobacco Holdings, Inc., as successor to RJR Nabisco, Inc., and Wachovia Bank, N.A. (n/k/a Wells Fargo, N.A.), dated January 24, 2007 (incorporated by reference to Exhibit 10.60 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed February 11, 2016).

10.55	Supplemental Pension Plan for Executives of Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) (as amended and restated through January 1, 2012) (incorporated by reference to Exhibit 10.48 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed February 15, 2012).

10.56	Form of Reynolds American Inc. Trust Agreement, by and among the executive officer named therein, J.P. Morgan Trust Company of Delaware, the trustee, as successor to United States Trust Company, N.A., and Reynolds American Inc., as administrative agent for the executive (incorporated by reference to Exhibit 10.65 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed February 23, 2009).

10.57	Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) Health Care Plan for Salaried Employees (as amended through July 29, 2004, by Amendment Nos. 1 and 2) (incorporated by reference to Exhibit 10.69 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 9, 2005).

10.58	Amendment No. 3, entered into as of December 31, 2004, to the Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) Health Care Plan for Salaried Employees (incorporated by reference to Exhibit 10.70 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 9, 2005).

10.59	Amendment No. 4, entered into as of April 20, 2005, to the Brown & Williamson Tobacco Corporation Health Care Plan for Salaried Employees (incorporated by reference to Exhibit 10.71 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed February 27, 2007).

10.60	Amendment No. 5, entered into as of December 29, 2006, to the Brown & Williamson Tobacco Corporation Health Care Plan for Salaried Employees (incorporated by reference to Exhibit 10.72 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed February 27, 2007).

10.61	Amendment No. 6, entered into as of December 19, 2011, to the Brown & Williamson Tobacco Corporation Health Care Plan for Salaried Employees (incorporated by reference to Exhibit 10.54 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed February 15, 2012).

Exhibit Number

10.62	Amendment No. 7, entered into as of January 24, 2014, to the Brown & Williamson Tobacco Corporation Health Care Plan for Salaried Employees (incorporated by reference to Exhibit 10.57 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed February 11, 2014).

10.63	Standard Supplier Agreement, dated August 1, 2003, as amended, by and between R. J. Reynolds Tobacco Company and Eastman Chemical Company (incorporated by reference to Exhibit 10.3 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed October 23, 2012).

10.64	Amendment, effective January 8, 2014, to Standard Supplier Agreement among R. J. Reynolds Tobacco Company, Santa Fe Natural Tobacco Company, Inc. and Eastman Chemical Company (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated February 10, 2014).

12.1*	Computation of Ratio of Earnings to Fixed Charges for each of the five years within the period ended December 31, 2016.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

31.2	Certification of Chief Financial Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Arbitration Panel’s Entry of Stipulated Partial Settlement and Award, dated March 12, 2013 (incorporated by reference to Exhibit 99.2 to Reynolds American Inc.’s Form 8-K, dated March 12, 2013).

101.INS*	XBRL instance document

101.SCH*	XBRL taxonomy extension schema

101.CAL*	XBRL taxonomy extension calculation linkbase

101.DEF*	XBRL taxonomy extension definition linkbase document

101.LAB*	XBRL taxonomy extension label linkbase

101.PRE*	XBRL taxonomy extension presentation linkbase

*	Previously filed (or, with respect to Exhibit 32.1, furnished) with RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, originally filed with the SEC on February 9, 2017, which is amended hereby.

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

REYNOLDS AMERICAN INC. (Registrant)
Dated: March 20, 2017	By:	/S/ DEBRA A. CREW
Debra A. Crew
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ DEBRA A. CREW Debra A. Crew	President, Chief Executive Officer and Director (principal executive officer)	March 20, 2017

/S/ ANDREW D. GILCHRIST Andrew D. Gilchrist	Executive Vice President and Chief Financial Officer (principal financial officer)	March 20, 2017

/S/ FREDERICK W. SMOTHERS Frederick W. Smothers	Senior Vice President and Chief Accounting Officer (principal accounting officer)	March 20, 2017

/S/ SUSAN M. CAMERON Susan M. Cameron	Executive Chairman of the Board	March 20, 2017

/S/ JEROME B. ABELMAN Jerome B. Abelman	Director	March 20, 2017

/S/ JOHN A. BOEHNER John A. Boehner	Director	March 20, 2017

/S/ MARTIN D. FEINSTEIN Martin D. Feinstein	Director	March 20, 2017

/S/ LUC JOBIN Luc Jobin	Director	March 20, 2017

/S/ MURRAY S. KESSLER Murray S. Kessler	Director	March 20, 2017

/S/ HOLLY KELLER KOEPPEL Holly Keller Koeppel	Director	March 20, 2017

/S/ JEAN-MARC LÉVY Jean-Marc Lévy	Director	March 20, 2017

/S/ NANA MENSAH Nana Mensah	Director	March 20, 2017

/S/ LIONEL L. NOWELL, III Lionel L. Nowell, III	Director	March 20, 2017

/S/ RICARDO OBERLANDER Ricardo Oberlander	Director	March 20, 2017

/S/ RONALD S. ROLFE Ronald S. Rolfe	Director	March 20, 2017

/S/ JOHN J. ZILLMER John J. Zillmer	Director	March 20, 2017