Form 10-Q
period 2017-03-31
REYNOLDS AMERICAN INC
filed 2017-05-03
CIK 1275283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 1,426,711,959 shares of common stock, par value $.0001 per share, as of April 13, 2017.

Part I — Financial Information

Item 1. Financial Statements

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions, Except Per Share Amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Net sales(1)	$2,911	$2,862
Net sales, related party	38	55
Net sales	2,949	2,917
Costs and expenses:
Cost of products sold(1)	1,199	1,165
Selling, general and administrative expenses	418	465
Gain on divestiture	—	(4,861)
Amortization expense	6	6
Operating income	1,326	6,142
Interest and debt expense	149	174
Interest income	(2)	(3)
Other expense, net	4	252
Income before income taxes	1,175	5,719
Provision for income taxes	395	2,154
Net income	$780	$3,565
Net income per share:
Basic	$0.55	$2.50
Diluted	$0.55	$2.49

Dividends declared per share	$0.51	$0.42

(1)	Excludes excise taxes of $982 million and $1,030 million for the three months ended March 31, 2017 and 2016, respectively.

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Millions)

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Net income	$780	$3,565
Other comprehensive income (loss), net of tax (benefit) expense:
Retirement benefits, net of tax (2017 — $(4); 2016 — $(4))	(4)	(6)
Long-term investments, net of tax (2016 — $1)	—	(1)
Hedging instruments, net of tax (2016 — $6)	—	11
Cumulative translation adjustment and other, net of tax (2017 — $1; 2016 — $11)	3	22
Comprehensive income	$779	$3,591

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from (used in) operating activities:
Net income	$780	$3,565
Adjustments to reconcile to net cash flows from (used in) operating activities:
Gain on divestiture	—	(4,861)
Loss on early extinguishment of debt and related expenses	—	239
Depreciation and amortization expense	32	30
Deferred income tax expense	16	75
Pension and postretirement	(47)	(357)
Tobacco settlement accruals	734	630
Income taxes payable	353	2,002
Other, net	(7)	(190)
Net cash flows from operating activities	1,861	1,133
Cash flows from (used in) investing activities:
Capital expenditures	(33)	(43)
Proceeds from settlement of short-term investments	—	159
Proceeds from divestiture	—	5,014
Other, net	1	1
Net cash flows from (used in) investing activities	(32)	5,131
Cash flows from (used in) financing activities:
Dividends paid on common stock	(656)	(514)
Repurchase of common stock	(73)	(125)
Early extinguishment of debt	—	(3,642)
Premiums paid for early extinguishment of debt	—	(206)
Proceeds from termination of interest rate swaps	—	66
Debt financing fees	—	(7)
Excess tax benefit on stock-based compensation plans	—	26
Net cash flows used in financing activities	(729)	(4,402)
Effect of exchange rate changes on cash and cash equivalents	3	12
Net change in cash and cash equivalents	1,103	1,874
Cash and cash equivalents at beginning of period	2,051	2,567
Cash and cash equivalents at end of period	$3,154	$4,441
Income taxes paid, net of refunds	$17	$25
Interest paid	$132	$185

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,154	$2,051
Accounts receivable	55	66
Accounts receivable, related party	39	113
Other receivables	13	10
Inventories	1,592	1,645
Other current assets	250	353
Total current assets	5,103	4,238
Property, plant and equipment, net of accumulated depreciation (2017 — $1,678; 2016 — $1,662)	1,355	1,348
Trademarks and other intangible assets, net of accumulated amortization	29,438	29,444
Goodwill	15,992	15,992
Other assets and deferred charges	71	73
	$51,959	$51,095
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$175	$221
Tobacco settlement accruals	3,232	2,498
Due to related party	4	7
Deferred revenue, related party	122	66
Current maturities of long-term debt	501	501
Dividends payable on common stock	728	656
Other current liabilities	1,129	1,036
Total current liabilities	5,891	4,985
Long-term debt (less current maturities)	12,651	12,664
Long-term deferred income taxes, net	9,627	9,607
Long-term retirement benefits (less current portion)	1,832	1,869
Long-term deferred revenue, related party	29	39
Other noncurrent liabilities	223	220
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2017 — 1,426,839,264; 2016 — 1,425,824,955)	—	—
Paid-in capital	18,231	18,285
Retained earnings	3,790	3,740
Accumulated other comprehensive loss	(315)	(314)
Total shareholders’ equity	21,706	21,711
	$51,959	$51,095

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

RAI was incorporated as a holding company in the State of North Carolina in 2004, and its common stock is listed on the New York Stock Exchange, referred to as NYSE, under the symbol “RAI.” RAI was created to facilitate the business combination of the U.S. business of Brown & Williamson Holdings, Inc., referred to as B&W, an indirect wholly owned subsidiary of British American Tobacco p.l.c., referred to as BAT, with R. J. Reynolds Tobacco Company, a wholly owned subsidiary of R.J. Reynolds Tobacco Holdings, Inc., referred to as RJR, on July 30, 2004, with such combination referred to as the B&W business combination.

References to RJR Tobacco prior to July 30, 2004, relate to R. J. Reynolds Tobacco Company, a New Jersey corporation. References to RJR Tobacco on and subsequent to July 30, 2004 and until June 12, 2015, relate to the combined U.S. assets, liabilities and operations of B&W and R. J. Reynolds Tobacco Company. Concurrent with the completion of the B&W business combination, RJR Tobacco became a North Carolina corporation. References to RJR Tobacco on and subsequent to June 12, 2015, relate to R. J. Reynolds Tobacco Company, a North Carolina corporation, and reflect the effects of (1) RAI’s acquisition, referred to as the Lorillard Merger, on June 12, 2015, of Lorillard, Inc., n/k/a Lorillard, LLC, referred to as Lorillard, and (2) the divestiture, referred to as the Divestiture, of certain assets, on June 12, 2015, by subsidiaries or affiliates of RAI and Lorillard, together with the transfer of certain employees and certain liabilities, to a wholly owned subsidiary of Imperial Brands PLC.

Proposed Merger with BAT

On January 16, 2017, RAI, BAT, BATUS Holdings Inc., a Delaware corporation and a wholly owned subsidiary of BAT, and Flight Acquisition Corporation, a North Carolina corporation and a wholly owned subsidiary of BAT, referred to as Merger Sub, entered into an Agreement and Plan of Merger, referred to as the Merger Agreement, pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into RAI, referred to as the BAT Merger, with RAI surviving as a wholly owned subsidiary of BAT.

The BAT Merger has been approved by (1) a transaction committee, consisting of all of the independent directors of RAI as of October 28, 2016, other than independent directors designated for nomination by B&W, referred to as the Transaction Committee, originally formed to review and evaluate BAT’s initial October 20, 2016 merger proposal, the BAT Merger and RAI’s other available strategic alternatives, given BAT’s existing ownership stake in RAI and representation on RAI’s Board, and (2) the Boards of Directors of both RAI and BAT. The Transaction Committee ceased to include Thomas C. Wajnert following his retirement from the RAI Board of Directors as of December 31, 2016.

At the effective time of the BAT Merger, each share of RAI common stock (other than any shares of RAI common stock owned by BAT or any of its subsidiaries and by shareholders of RAI who have properly asserted and not lost or effectively withdrawn appraisal rights) will be converted into the right to receive (1) a number of BAT American Depositary Shares, referred to as BAT ADSs, representing 0.5260 of a BAT ordinary share, nominal value 25 pence per share, referred to as a BAT ordinary share, plus (2) $29.44 in cash, without interest, and subject to adjustment to prevent dilution.

The BAT Merger is subject to customary closing conditions, including RAI and BAT shareholder approvals, including the approval of the BAT Merger by a majority of the outstanding shares of RAI common stock entitled to vote and present (in person or by proxy) and voting at the special meeting that are not owned, directly or indirectly, by BAT or its subsidiaries or any of RAI’s subsidiaries, and certain regulatory approvals. On March 9, 2017, RAI and BAT announced that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, referred to as the HSR Act, with respect to the BAT Merger, expired without request for additional information. On April 5, 2017, RAI and BAT announced that BAT obtained unconditional antitrust approval from the Japanese authorities in relation to the BAT Merger. As a result of the foregoing, the conditions related to antitrust approvals required as part of the closing conditions to the BAT Merger have been satisfied. The Merger Agreement contains certain termination rights for each of RAI and BAT, including the right of each party to terminate the Merger Agreement if the BAT Merger has not been completed on or before December 31, 2017, subject to an extension of five business days if, on December 31, 2017, BAT has not completed all or any portion of the financing it needs to fund the BAT Merger and the transactions contemplated by the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Merger Agreement. Financing, however, is not a condition to the closing of the BAT Merger. Under certain circumstances, if the Merger Agreement is terminated, the terminating party must pay the non-terminating party a termination fee of $1 billion. The BAT Merger is currently expected to close in the third quarter of 2017.

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

Recent Transaction

On January 13, 2016, RAI, through various subsidiaries, referred to as the Sellers, completed the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with SFRTI and other international companies that distributed and marketed the brand outside the United States to JT International Holding BV, referred to as JTI Holding, a subsidiary of Japan Tobacco Inc., referred to as JTI, in an all-cash transaction of approximately $5 billion and recognized a pre-tax gain of approximately $4.9 billion. The transaction did not include the rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks in the U.S. market, U.S. duty-free locations and U.S. territories or in U.S. military outlets, all of which were retained by SFNTC. With this transaction completed, the international rights to nearly all of RAI’s operating companies’ cigarette trademarks are now owned by international tobacco companies. For additional information regarding indemnities related to this sale, see note 7.

Operating Segments

 RAI’s reportable operating segments are RJR Tobacco, Santa Fe and American Snuff. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The Santa Fe segment consists of the primary operations of SFNTC. The American Snuff segment consists of the primary operations of American Snuff Co. Included in All Other, among other RAI subsidiaries, are RJR Vapor, Niconovum USA, Inc., Niconovum AB, and until their sale on January 13, 2016, as described above, SFRTI and various foreign subsidiaries affiliated with SFRTI. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI. For additional information regarding segments, see note 10.

RAI’s operating subsidiaries primarily conduct their businesses in the United States.

Basis of Presentation

The accompanying interim condensed consolidated financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as GAAP, for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All material intercompany balances have been eliminated. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim period ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The condensed consolidated financial statements (unaudited) should be read in conjunction with the consolidated financial statements and related footnotes, which appear in RAI’s Annual Report on Form 10-K for the year ended December 31, 2016. Certain reclassifications were made to conform prior years’ financial statements to the current presentation. Certain amounts presented in note 7 are rounded in the aggregate and may not sum from the individually presented components. All dollar amounts, other than per share amounts, are presented in millions, except for amounts set forth in note 7 and as otherwise noted.

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

	For the Three Months Ended March 31,
	2017	2016
State Settlement Agreements	$727	$630
FDA user fees	47	50

In 2012, RJR Tobacco, Lorillard Tobacco Company, LLC., referred to as Lorillard Tobacco, SFNTC and certain other participating manufacturers, referred to as the PMs, entered into a term sheet, referred to as the Term Sheet, with 17 states, the District of Columbia and Puerto Rico to settle certain claims related to the MSA non-participating manufacturer adjustment, referred to as the NPM Adjustment. The Term Sheet resolved claims related to volume years from 2003 through 2012 and puts in place a revised method to determine future adjustments from 2013 forward. Subsequently, five additional states joined the Term Sheet, including two states that were found to not have diligently enforced their qualifying statutes in 2003. The parties to the Term Sheet represent an allocable share of 49.87%.

As a result of meeting the performance requirements associated with the Term Sheet, RJR Tobacco and Santa Fe, collectively, recognized credits of $10 million and $69 million for the three months ended March 31, 2017 and 2016, respectively. RJR Tobacco expects to recognize additional credits through the remainder of 2017.

In October 2015, RJR Tobacco, SFNTC and certain other PMs entered into a settlement agreement, referred to as the NY Settlement Agreement, with the State of New York to settle certain claims related to the NPM Adjustment. The NY Settlement Agreement resolves NPM Adjustment claims related to payment years from 2004 through 2014, providing RJR Tobacco and SFNTC, collectively, with credits, of approximately $290 million, plus interest, subject to meeting various performance obligations. These credits will be applied against annual payments under the MSA over a four-year period, which commenced with the April 2016 MSA payment. RJR Tobacco and Santa Fe, collectively, recognized credits of $23 million and $22 million as a reduction to costs of products sold for the three months ended March 31, 2017 and 2016, respectively. In addition, the NY Settlement Agreement put in place a new method to determine future adjustments from 2015 forward as to New York.

For additional information related to the NPM Adjustment settlement and the 2003 NPM Adjustment claim, see “— Litigation Affecting the Cigarette Industry — State Settlement Agreements—Enforcement and Validity; Adjustments” in note 7.

Pension and Postretirement

Pension and postretirement benefits require balance sheet recognition of the net asset or net liability position of defined benefit pension and postretirement benefit plans, on a plan-by-plan basis, and recognition of changes in the funded status in the year in which the changes occur.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The components of the net benefit income are set forth below:

	For the Three Months Ended March 31,
			Postretirement
	Pension Benefits		Benefits
	2017	2016	2017	2016
Service cost	$4	$4	$—	$1
Interest cost	67	74	11	13
Expected return on plan assets	(97)	(93)	(2)	(3)
Amortization of prior service cost (credit)	1	1	(9)	(11)
Net benefit income	$(25)	$(14)	$—	$—

RAI disclosed in its financial statements for the year ended December 31, 2016, that it expects to contribute $111 million to its pension plans in 2017, of which $4 million was contributed during the first three months of 2017.

Fair Value Measurement

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

As of March 31, 2017 and December 31, 2016, the fair value of RAI’s cash equivalents was $3.1 billion and $2.0 billion, respectively, and was classified in Level 1 of the fair value hierarchy for both periods. The estimated fair value of RAI’s outstanding consolidated debt, in the aggregate, was $14.3 billion as of March 31, 2017 and December 31, 2016, respectively. The fair value is derived from a third party pricing source utilizing market quotes, credit spreads and discounted cash flows, as appropriate, and is classified in Level 2 of the fair value hierarchy. Additionally, RAI sponsors a number of non-contributory defined benefit pension plans covering certain employees of RAI and its subsidiaries, and investments in plan assets to support these obligations are carried at fair value as of December 31, 2016, and adjusted for expected returns, cash contributions and benefit payments made in the interim period.

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, referred to as FASB, issued Accounting Standards Update, referred to as ASU, 2016-09, Compensation—Stock Compensation (Topic 718)—Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income tax, forfeitures, statutory tax withholding requirements, classifications of awards as either equity or liabilities, and classification of taxes in the statement of cash flows. The amended guidance also requires an entity to record excess tax benefits and deficiencies in the income statement rather than as a change to paid-in capital. The amended guidance was effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. RAI adopted this amended guidance effective January 1, 2017, on a prospective basis, with no material impact to its results of operations, cash flows and financial position. The adoption resulted in a $29 million decrease to income tax expense for the excess tax benefits and an immaterial increase in potential dilutive weighted average shares for the three months ended March 31, 2017.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces most existing GAAP revenue recognition guidance. The effective date for adoption of this guidance was subsequently deferred to interim and annual reporting periods beginning after December 15, 2017. In 2016, the FASB issued supplemental implementation guidance related to ASU 2014-09, including:

•

ASU 2016-08, Revenue from Contracts with Customers (Topic 606)—Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to provide further clarification on the application of the principal versus agent implementation;

•

ASU 2016-10, Revenue from Contracts with Customers (Topic 606)—Identifying Performance Obligations and Licensing, which is intended to clarify the guidance for identifying promised goods or services in a contract with a customer;

•

ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815)—Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting;

•

ASU 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients, which amends certain aspects of ASU 2014-09 to address certain implementation issues; and

•

ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which includes 13 technical corrections and improvements affecting narrow aspects of the guidance issued in ASU 2014-09.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10)—Recognition and Measurement of Financial Assets and Liabilities, which supersedes existing guidance to classify equity securities with readily determinable fair values into different categories and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. An entity’s equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this amended guidance. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of impairment. The amended guidance is effective for RAI for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. As permitted, RAI early adopted the application guidance as of January 1, 2017, and will adopt the remaining guidance as of January 1, 2018, with no material impact expected on its results of operations, cash flows and financial position.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), requiring lessees to recognize lease assets and lease liabilities in the balance sheet and disclose key information about leasing arrangements, such as information about variable lease payments and options to renew and terminate leases. The amended guidance will require both operating and finance leases to be recognized in the balance sheet. Additionally, the amended guidance aligns lessor accounting to comparable guidance in Accounting Standard Codification Topic 606, Revenue from Contracts with Customers. The amended guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. RAI expects to adopt the amended guidance in ASU 2016-02 effective January 1, 2019, and is currently early in its assessment of the impact of this new standard. However, if at adoption RAI has similar obligations for leases as it had at March 31, 2017, RAI believes this guidance will not have a material impact on its results of operations, cash flows and financial position. RAI expects to substantially complete its assessment of the new standard during 2017.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the current incurred loss impairment methodology for recognizing credit losses for financial instruments with a methodology that reflects expected credit losses and requires consideration for a broader range of reasonable and supportable information for estimating credit losses. The amended guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. RAI has not yet determined if it will adopt this amended guidance earlier than the effective date and has not initiated its assessment of the impact that this guidance will have on its results of operations, cash flows and financial position.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230)—Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force), addressing eight specific cash flow issues in an effort to reduce diversity in practice. The amended guidance is effective for fiscal years beginning after December 31, 2017, and for interim periods within those years. RAI will adopt this amended guidance effective January 1, 2018. The amended guidance is not expected to have a material impact on RAI’s statements of cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230)—Restricted Cash (a consensus of the FASB Emerging Issues Task Force), addressing the diversity in practice that exists regarding the classification and the presentation of changes in restricted cash on the statement of cash flows. The amended guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. The amended guidance does not provide a definition of restricted cash or restricted cash equivalents. The amended guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods within those years. RAI will adopt this amended guidance effective January 1, 2018. The amended guidance is not expected to have a material impact on RAI’s statements of cash flows.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805)—Clarifying the Definition of a Business, which clarifies the definition of a business and provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amended guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. RAI will adopt this amended guidance effective January 1, 2018, and the impact of the guidance will be applied prospectively. The amended guidance is not expected to have a material impact on RAI’s results of operations, cash flows and financial position.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the manner in which an entity tests goodwill for impairment by eliminating Step 2 from the goodwill impairment test. The amended guidance requires that an entity perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amended guidance is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests performed after January 1, 2017. RAI is evaluating the timing of adoption and the effect this guidance will have on its results of operations, cash flows and financial position.

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715)—Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer to disaggregate the service cost component from the other components of net benefit (income) cost. The other components of net benefit (income) cost are required to be presented in the income statement separately from the service cost component and outside of operating income. The amendments also allow only the service cost component of net benefit (income) cost to be eligible for capitalization. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017. The amendments in this ASU should be applied (1) retrospectively for the presentation of the service cost component and the other components of net periodic pension (income) cost and net periodic postretirement benefit (income) cost on the income statement, and (2) prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension (income) cost and net periodic postretirement benefit (income) cost in assets. RAI is evaluating the effect this guidance will have on its results of operations, cash flows and financial position.

Note 2 — Intangible Assets

The changes in the carrying amounts of goodwill by segment were as follows:

	RJR Tobacco	Santa Fe	American Snuff	All Other	Consolidated
Balance as of December 31, 2016
Goodwill	$17,069	$197	$2,501	$16	$19,783
Less: accumulated impairment charges	(3,763)	—	(28)	—	(3,791)
	$13,306	$197	$2,473	$16	$15,992

Balance as of March 31, 2017
Goodwill	$17,069	$197	$2,501	$16	$19,783
Less: accumulated impairment charges	(3,763)	—	(28)	—	(3,791)
	$13,306	$197	$2,473	$16	$15,992

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The carrying amounts and changes therein of trademarks and other intangible assets by segment were as follows:

	RJR Tobacco		Santa Fe	American Snuff	All Other	Consolidated
	Trademarks	Other	Trademarks	Trademarks	Other	Trademarks	Other
Indefinite-lived:
Balance as of December 31, 2016	$27,826	$87	$136	$1,136	$—	$29,098	$87
Balance as of March 31, 2017	$27,826	$87	$136	$1,136	$—	$29,098	$87
Finite-lived:
Balance as of December 31, 2016	$12	$229	$—	$5	$13	$17	$242
Amortization	(1)	(4)	—	—	(1)	(1)	(5)
Balance as of March 31, 2017	$11	$225	$—	$5	$12	$16	$237

Details of finite-lived intangible assets were as follows:

	March 31, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$240	$(22)	$218	$240	$(19)	$221
Contract manufacturing agreement	151	(144)	7	151	(143)	8
Trademarks	124	(108)	16	124	(107)	17
Other intangibles	15	(3)	12	15	(2)	13
	$530	$(277)	$253	$530	$(271)	$259

The estimated remaining amortization expense associated with finite-lived intangible assets is expected to be as follows:

Year	Amount
Remainder of 2017	$17
2018	22
2019	16
2020	15
2021	14
Thereafter	169
$253

Note 3 — Income Per Share

The components of the calculation of income per share were as follows:

	For the Three Months Ended March 31,
	2017	2016
Net income	$780	$3,565
Basic weighted average shares, in thousands	1,426,246	1,427,448
Effect of dilutive potential shares:
Restricted stock units	3,256	3,621
Diluted weighted average shares, in thousands	1,429,502	1,431,069

For additional information regarding dilutive shares, see “— Recently Adopted Accounting Pronouncements” in note 1.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 4 — Inventories

The major components of inventories were as follows:

	March 31, 2017	December 31, 2016
Leaf tobacco	$1,353	$1,436
Other raw materials	86	77
Work in process	80	81
Finished products	192	165
Other	24	25
Total	1,735	1,784
LIFO allowance	(143)	(139)
	$1,592	$1,645

RJR Tobacco performs its annual LIFO inventory valuation at December 31. Interim periods represent an estimate of the expected annual valuation.

Note 5 — Income Taxes

The provision for income taxes was as follows:

	For the Three Months Ended March 31,
	2017	2016
Provision for income taxes	$395	$2,154
Effective tax rate	33.6%	37.7%

The effective tax rate for the three months ended March 31, 2017, primarily was impacted by a $29 million decrease in tax attributable to excess tax benefits on stock-based compensation plans. The effective tax rate for the three months ended March 31, 2016, was primarily impacted by an increase in tax attributable to the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with the international companies that distributed and marketed the brand outside the United States. Additionally, the effective tax rate for each period differed from the federal statutory rate of 35% due to the domestic manufacturing deduction, state income taxes and certain nondeductible items.

Note 6 — Credit Agreement

In December 2014, RAI entered into a credit agreement, referred to as the Credit Agreement, with a syndicate of lenders, providing for a five-year, $2 billion senior unsecured revolving credit facility, which may be increased to $2.35 billion at the discretion of the lenders upon the request of RAI. The maturity date of the Credit Agreement has been extended to December 18, 2021.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Certain of RAI’s subsidiaries, including its Material Subsidiaries, as defined in the Credit Agreement, have guaranteed, on an unsecured basis, RAI’s obligations under the Credit Agreement. Under the Credit Agreement, any new Material Subsidiary of RAI must be added as a guarantor of the Credit Agreement. The same subsidiaries that guarantee the Credit Agreement also guarantee RAI’s outstanding notes. Under the terms of the indenture governing RAI’s outstanding notes, if any guarantor of such notes ceases to be a guarantor under the Credit Agreement (or any replacement or refinancing thereof), that guarantor will be released automatically from all of its obligations under the RAI indenture and its guarantee of the RAI notes. In addition, some or all of the guarantees under the Credit Agreement may be released in accordance with the provisions of the Credit Agreement, or the Credit Agreement may be terminated, and any replacements or refinancings thereof may not require guarantees of RAI’s obligations thereunder.

As of March 31, 2017, there were no outstanding borrowings and $6 million of letters of credit outstanding under the Credit Agreement. On April 13, 2017, RAI borrowed $500 million under the Credit Agreement, with such borrowings initially bearing interest at the annual interest rate of 2.15%.

Note 7 — Commitments and Contingencies

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

In connection with the B&W business combination, RJR Tobacco undertook certain indemnification obligations with respect to B&W and its affiliates, including its indirect parent, BAT. See “— Litigation Affecting the Cigarette Industry — Overview — Introduction” below. In connection with the Lorillard Merger and the Divestiture, as applicable, RAI and RJR Tobacco undertook certain indemnification obligations. See “— Litigation Affecting the Cigarette Industry — Overview — Introduction,” “— Other Contingencies — ITG Indemnity,” and “— Other Contingencies — Loews Indemnity” below. In addition, in connection with the sale of the non-U.S. operations and business of the NATURAL AMERICAN SPIRIT brand, the Sellers have agreed to indemnify the buyer for certain claims. See “— Other Contingencies — JTI Indemnities” below.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2017, contains accruals for the following Engle Progeny cases: Starr-Blundell, Monroe and Ward (for attorneys’ fees and interest only with respect to Ward). In the first quarter of 2017, RJR Tobacco paid approximately $42.8 million in satisfaction of the judgment, including attorneys’ fees and interest, in Buonomo. Other accruals include an amount for the estimated costs of the corrective communications in the U.S. Department of Justice case. As other cases proceed through the appellate process, RAI will evaluate the need for further accruals on an individual case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.

It is the policy of Reynolds Defendants to defend tobacco-related litigation claims vigorously; generally, Reynolds Defendants and indemnitees do not settle such claims. However, Reynolds Defendants may enter into settlement discussions in some cases, if they believe it is in their best interests to do so. Exceptions to this general approach include, but are not limited to, actions taken pursuant to “offer of judgment” statutes, as described below in “ — Litigation Affecting the Cigarette Industry — Overview,” and Filter Cases, as described below in “— Litigation Affecting the Cigarette Industry – Filter Cases,” as well as other historical examples discussed below.

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

The federal Engle Progeny cases likewise presented exceptional circumstances not present in the state Engle Progeny cases or elsewhere. All of the federal Engle Progeny cases subject to the settlement were pending in the same court, were coordinated by the same judge, and involved the same sets of plaintiffs’ lawyers. Moreover, RJR Tobacco settled only after approximately 90% of the federal Engle Progeny cases otherwise had been resolved. A discussion of the Engle Progeny cases and the settlement of the federal Engle Progeny cases is set forth below under “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases.”

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

Litigation Affecting the Cigarette Industry

Overview

Introduction. In connection with the B&W business combination, RJR Tobacco agreed to indemnify B&W and its affiliates against, among other things, certain litigation liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. Also, in connection with the Lorillard Merger, Lorillard Tobacco was merged into RJR Tobacco with RJR Tobacco being the surviving entity, Lorillard Tobacco ceasing to exist, and RJR Tobacco succeeding to Lorillard Tobacco’s liabilities, including Lorillard Tobacco’s litigation liabilities, costs and expenses, referred to as the Lorillard Tobacco Merger. Although Lorillard Tobacco no longer exists as a result of the Lorillard Tobacco Merger, it will remain as a named party in cases pending on the date of the Lorillard Tobacco Merger until courts grant motions to substitute RJR Tobacco for Lorillard Tobacco or the claims are dismissed. The cases discussed below include cases brought against RJR Tobacco, Lorillard Tobacco and their affiliates and indemnitees, including RAI, RJR, B&W and Lorillard. Cases brought against SFNTC and RJR Vapor also are discussed.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

During the first quarter of 2017, 28 tobacco-related cases were served against Reynolds Defendants. On March 31, 2017, there were, subject to the exclusions described immediately below, 288 cases pending against Reynolds Defendants: 271 in the United States and 17 in Canada, as compared with 275 total cases on March 31, 2016. Of the U.S. cases pending on March 31, 2017, 39 are pending in federal court, 231 in state court and one in tribal court, primarily in the following states: Maryland (52 cases); Illinois (48 cases); Florida (28 cases); Massachusetts (24 cases); New York (21 cases); Missouri (17 cases); New Mexico (15 cases); and California (12 cases). The U.S. case number excludes the approximately 564 individual smoker cases pending in West Virginia state court as a consolidated action, 2,777 Engle Progeny cases, involving approximately 3,570 individual plaintiffs, and 2,352 Broin II cases, pending in the United States against RJR Tobacco, Lorillard Tobacco or certain other Reynolds Defendants.

The following table lists the categories of the U.S. tobacco-related cases pending against Reynolds Defendants as of March 31, 2017, and the increase or decrease from the number of cases pending against Reynolds Defendants as of December 31, 2016, as reported in RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission, referred to as the SEC, on February 9, 2017, and a cross-reference to the discussion of each case type.

Case Type	U.S. Case Numbers as of March 31, 2017	Change in Number of Cases Since December 31, 2016 Increase/(Decrease)
Individual Smoking and Health Cases	137	5
West Virginia IPIC (Number of Plaintiffs)*	1 (approx. 564)	No change
Engle Progeny Cases (Number of Plaintiffs)**	2,777 (approx. 3,570)	(45) (75)
Broin II Cases	2,352	(54)
Class-Action Suits	27	2
Filter Cases	78	No change
Health-Care Cost Recovery Cases	2	No change
State Settlement Agreements—Enforcement and Validity; Adjustments	2	(26)
Other Litigation and Developments	24	3

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

The Florida state court class-action case, Engle v. R. J. Reynolds Tobacco Co., and the related cases commonly referred to as Engle Progeny cases have attracted significant attention. After the Florida Supreme Court’s 2006 ruling that members of the formerly certified class could file individual actions, roughly 10,000 claims or actions were filed in Florida state or federal courts before the deadline set by the Florida Supreme Court. No new or additional such claims may be filed. As reflected in the table above, 2,777 Engle Progeny cases were pending as of March 31, 2017, that included claims asserted on behalf of 3,570 plaintiffs. Following an agreement to settle most Engle Progeny cases that remained pending in federal courts in the first quarter of 2015, nearly all Engle Progeny cases currently pending are in Florida state courts. Since 2009, there have been over 200 Engle Progeny trials in Florida state or federal courts involving RJR Tobacco or Lorillard Tobacco. As described more fully immediately below in “— Scheduled Trials” and “—Trial Results,” additional Engle Progeny cases involving RJR Tobacco are being tried and set for trial on an ongoing basis. Juries in Engle Progeny cases have awarded substantial amounts in compensatory and punitive damage awards, many of which currently are at various stages in the appellate process. RJR Tobacco and Lorillard Tobacco also have paid substantial amounts in compensatory and punitive damage awards in Engle Progeny cases. For a detailed description of these cases, see “— Engle and Engle Progeny cases” below.

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

Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. There are 31 cases, exclusive of Engle Progeny cases, scheduled for trial as of March 31, 2017 through March 31, 2018, for RJR Tobacco, B&W, Lorillard Tobacco or their affiliates and indemnitees: four individual smoking and health cases, 25 Filter Cases, and two other non-smoking and health cases. There are also approximately 98 Engle Progeny cases against RJR Tobacco, B&W and/or Lorillard Tobacco set for trial through March 31, 2018. It is not known how many of these cases will actually be tried.

Trial Results. From January 1, 2014 through March 31, 2017, 131 individual smoking and health, Engle Progeny, Filter and health-care cost recovery cases in which RJR Tobacco, B&W and/or Lorillard Tobacco were defendants were tried, including ten trials for cases where mistrials were declared in the original proceedings. Verdicts in favor of RJR Tobacco, B&W and Lorillard Tobacco and, in some cases, other defendants, were returned in 63 cases, tried in Florida (40), California (1) and New Jersey (1). There were also 21 mistrials in Florida. Verdicts in favor of the plaintiffs were returned in 61 cases tried in Florida, and one in California. Four cases in Florida were dismissed during trial. One case in Florida was a retrial only as to the amount of damages. In another case in Florida, the jury entered a partial verdict that did not include compensatory or punitive damages, and post-trial motions are pending.

In the first quarter of 2017, seven Engle Progeny cases in which RJR Tobacco and/or Lorillard Tobacco was a defendant were tried:

•	In Durrance v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco.
•

In John Brown v. Philip Morris USA Inc., the jury returned a verdict in favor of the plaintiff; found the decedent 30% at fault, RJR Tobacco 35% at fault, and the remaining defendant 35% at fault; and awarded $5.4 million in compensatory damages and $200,000 in punitive damages against each defendant.

•	In Nixon v. R. J. Reynolds Tobacco Co., the court declared a mistrial due to the inability to seat a jury.
•

In Fox v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent 50% at fault and RJR Tobacco 50% at fault, and awarded $6 million in compensatory damages. Punitive damages were not awarded.

•	In Theis v. R. J. Reynolds Tobacco Co., the court declared a mistrial due to the inability to seat a jury.
•

In Whitmire v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent 33% at fault and RJR Tobacco 67% at fault, and awarded $3 million in compensatory damages. The court declared a mistrial in the second phase of the trial relating to the amount of punitive damages after the jury deadlocked.

•

In Santoro v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent 36% at fault, RJR Tobacco 26% at fault, and the remaining defendants 38% at fault; and awarded approximately $1.6 million in compensatory damages and $90,000 in punitive damages against RJR Tobacco and $115,000 in punitive damages against the remaining defendants.

In addition, since the end of the first quarter of 2017, three other Engle Progeny cases, in which RJR Tobacco, B&W, and/or Lorillard were a defendant were tried:

•	In Schlefstein v. R. J. Reynolds Tobacco Co., the court declared a mistrial during jury selection.
•

In Lima v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent 40% at fault, RJR Tobacco 60% at fault and the remaining defendant 0% at fault, and awarded $3 million in compensatory damages and $12 million in punitive damages against RJR Tobacco.

•

In Shadd v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent 95% at fault and RJR Tobacco 5% at fault, and awarded $0 in compensatory damages. Punitive damages were not awarded.

For a detailed description of the above-described cases, see “— Engle and Engle Progeny Cases” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In the first quarter of 2017, no non-Engle Progeny individual smoking and health cases, in which RJR Tobacco, B&W and/or Lorillard Tobacco was a defendant, were tried.

In the first quarter of 2017, no Filter cases, in which RJR Tobacco and/or Lorillard Tobacco was a defendant, were tried.

For information on the verdicts in the Engle Progeny cases that have been tried and remain pending as of March 31, 2017, in which verdicts have been returned against RJR Tobacco, Lorillard Tobacco or B&W, or all three, see the Engle Progeny cases charts at “— Engle and Engle Progeny Cases” below. The following chart reflects the verdicts in the non-Engle Progeny smoking and health cases, health-care cost recovery cases or Filter Cases that have been tried and remain pending as of March 31, 2017, in which verdicts have been returned against RJR Tobacco, B&W or Lorillard Tobacco, or all three.

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

For information on the post-trial status of individual smoking and health cases, the governmental health-care cost recovery case and the Filter Cases, see “— Individual Smoking and Health Cases,” “— Health-Care Cost Recovery Cases — U.S. Department of Justice Case,” and “— Filter Cases,” respectively, below.

Individual Smoking and Health Cases

As of March 31, 2017, 137 individual cases were pending in the United States against RJR Tobacco, B&W (as RJR Tobacco’s indemnitee), Lorillard Tobacco or all three. This category of cases includes smoking and health cases alleging personal injuries caused by tobacco use or exposure brought by or on behalf of individual plaintiffs based on theories of negligence, strict liability, breach of express or implied warranty, and violations of state deceptive trade practices or consumer protection statutes. The plaintiffs seek to recover compensatory damages, attorneys’ fees and costs, and punitive damages. The category does not include the Broin II, Engle Progeny, Filter or West Virginia IPIC cases discussed below. One of the individual cases is brought by or on behalf of an individual or his/her survivors alleging personal injury as a result of exposure to environmental tobacco smoke, referred to as ETS.

Below is a description of the non-Engle Progeny individual smoking and health cases against RJR Tobacco, B&W, and/or Lorillard Tobacco that went to trial or were decided during the period from January 1, 2017 to March 31, 2017, or remained on appeal as of March 31, 2017.

On May 26, 2010, in Izzarelli v. R. J. Reynolds Tobacco Co. (U.S.D.C. D. Conn., filed 1999), the jury awarded the plaintiff $13.76 million in compensatory damages on the negligence and strict liability claims, found RJR Tobacco 58% at fault and the plaintiff 42% at fault, and found that the plaintiff was entitled to punitive damages. The plaintiff sought to recover damages for personal injuries allegedly sustained as a result of unsafe and unreasonably dangerous cigarette products and for economic losses she sustained as a

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

result of supposed unfair trade practices. On December 5, 2010, the district court (1) awarded the plaintiff $3.97 million in punitive damages, (2) entered a judgment of $11.95 million, and (3) granted the plaintiff $15.8 million in offer of judgment interest through that date and, going forward, approximately $4,000 per day until entry of an amended judgment. In March 2011, the district court entered an amended judgment of approximately $28.1 million. RJR Tobacco appealed to the U.S. Court of Appeals for the Second Circuit, referred to as the Second Circuit, and the plaintiff cross appealed. In September 2013, the Second Circuit certified a question of Connecticut law to the Connecticut Supreme Court, which was answered on April 26, 2016. The parties then submitted supplemental briefs to the Second Circuit addressing the impact of the Connecticut Supreme Court’s opinion. On July 7, 2016, the Second Circuit ordered another round of supplemental briefing to be submitted in the Izzarelli appeal after the Connecticut Supreme Court answered questions certified to it by the United States District Court for the District of Connecticut in the Bifolck v. Philip Morris, Inc. case. In a decision released on December 29, 2016, the Connecticut Supreme Court answered the questions in Bifolck. The parties submitted the second round of supplemental briefs addressing the impact of the Bifolck decision to the Second Circuit on February 13, 2017. The parties submitted another round of briefing as directed by the Second Circuit on May 1, 2017.

On July 30, 2014, in Major v. Lorillard Tobacco Co. (Super. Ct. Los Angeles County, Cal., filed 2011), the jury awarded the plaintiff approximately $17.74 million in compensatory damages on the negligence and strict liability claims and found the plaintiff 50% at fault, Lorillard Tobacco 17% at fault, and RJR Tobacco and another manufacturer collectively 33% at fault. Punitive damages were not at issue. RJR Tobacco and the other manufacturer had been dismissed prior to trial. The plaintiffs alleged that as a result of the use of the defendants’ products and exposure to asbestos, the decedent, William Major, suffered from lung cancer, and sought an unspecified amount of damages. In August 2014, the trial court entered an initial final judgment of approximately $3.9 million against Lorillard Tobacco. On July 1, 2015, the trial court entered an amended final judgment in the amount of approximately $3.78 million in compensatory damages, approximately $135,000 in costs, approximately $1.9 million in prejudgment interest, and post-judgment interest from August 25, 2014 in the amount of approximately $1,100 per day. Lorillard Tobacco appealed from the original and amended judgments, which appeals have been consolidated, and posted a supersedeas bond in the amount of approximately $9.1 million. On October 20, 2015, the appellate court granted RJR Tobacco’s motion to substitute itself for Lorillard Tobacco. Briefing is complete. Oral argument has not been scheduled.

On July 8, 2015, in Larkin v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2002) the jury awarded the plaintiff approximately $4.96 million in compensatory damages on the strict liability and intentional tort claims, found RJR Tobacco 62% at fault and the decedent 38% at fault, and awarded $8.5 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from mouth and lung cancer, and sought an unspecified amount of compensatory and punitive damages. In July 2015, the trial court entered judgment in the amount of approximately $13.46 million. On March 22, 2016, the trial court granted RJR Tobacco’s motion for a new trial on claims of defective product and damages only and denied the remaining post-trial motions. The new trial has not been scheduled. In April 2016, RJR Tobacco appealed to the Third District Court of Appeal, referred to as DCA, and the plaintiff cross appealed. Oral argument is scheduled for May 3, 2017.

On February 8, 2016, in Pooshs v. Philip Morris USA, Inc. (U.S.D.C. N.D. Cal., filed 2004) the jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that as a result of using the defendants’ products, the plaintiff suffers from lung cancer. Final judgment was entered on February 9, 2016. The plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit on March 9, 2016. The case has been stayed through May 22, 2017, pending a decision in Major, described above.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

In the year after the Florida Supreme Court’s Engle decision, putative class members filed thousands of individual actions against RJR Tobacco, B&W, Lorillard Tobacco, Philip Morris USA Inc., and the other Engle defendants, which actions commonly are referred to as Engle Progeny cases. As of March 31, 2017, 2,765 Engle Progeny cases were pending in state courts, and 12 Engle Progeny cases were pending in federal court against RJR Tobacco, B&W and/or Lorillard Tobacco. Those cases include claims by or on behalf of approximately 3,570 plaintiffs. As of March 31, 2017, RJR Tobacco also was aware of nine additional Engle Progeny cases that have been filed but not served. The number of pending cases fluctuates for a variety of reasons, including voluntary and involuntary dismissals. Voluntary dismissals include cases in which a plaintiff accepts an “offer of judgment,” referred to in Florida statutes as “proposals for settlement,” from RJR Tobacco, Lorillard Tobacco and/or RJR Tobacco’s affiliates and indemnitees. An offer of judgment, if rejected by the plaintiff, preserves RJR Tobacco’s and Lorillard Tobacco’s right to recover attorneys’ fees under Florida law in the event of a verdict favorable to RJR Tobacco or Lorillard Tobacco. Such offers are sometimes made through court-ordered mediations.

At the beginning of the Engle Progeny litigation, a central issue was the proper use of the preserved Engle findings. RJR Tobacco has argued that use of the Engle findings to establish individual elements of progeny claims (such as defect, negligence and concealment) is a violation of federal due process. In 2013, however, both the Florida Supreme Court and the U.S. Court of Appeals for the Eleventh Circuit, referred to as the Eleventh Circuit, rejected that argument. As noted below, the Eleventh Circuit, this time sitting en banc, recently heard argument on this issue again. In addition to this global due process argument, RJR Tobacco and Lorillard Tobacco raise many other factual and legal defenses as appropriate in each case. These defenses may include, among other things, arguing that the plaintiff is not a proper member of the Engle class, that the plaintiff did not rely on any statements by any tobacco company, that the trial was conducted unfairly, that some or all claims are preempted or barred by applicable statutes of limitation, or that any injury was caused by the smoker’s own conduct. In Hess v. Philip Morris USA Inc. and Russo v. Philip Morris USA Inc., decided on April 2, 2015, the Florida Supreme Court held that, in Engle Progeny cases, the defendants cannot raise a statute of repose defense to claims for concealment or conspiracy. On April 8, 2015, in Graham v. R. J. Reynolds Tobacco Co., the Eleventh Circuit held that federal law impliedly preempts use of the preserved Engle findings to establish claims for strict liability or negligence. On January 21, 2016, the Eleventh Circuit granted the plaintiff’s motion for rehearing en banc and vacated the panel decision. On March 23, 2016, the Eleventh Circuit requested briefing on the issues of whether plaintiff’s claims are preempted and, if not, whether the defendants’ due process rights are violated. Oral argument occurred on June 21, 2016. A decision is pending. On January 6, 2016, in Marotta v. R. J. Reynolds Tobacco Co., the Fourth DCA, disagreed with the Graham panel decision and held that federal law does not impliedly preempt any tort claims against cigarette manufacturers, including those of Engle Progeny plaintiffs. The Florida Supreme Court accepted jurisdiction in Marotta, heard oral argument, and on April 6, 2017, found that federal law does not preempt the Engle Progeny plaintiff’s claims. The deadline for RJR Tobacco to file a petition for writ of certiorari with the U.S. Supreme Court is July 5, 2017.

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

One hundred twenty-seven Engle Progeny cases have been tried in Florida state and federal courts since the beginning of 2014 through March 31, 2017, and additional state court trials are scheduled for 2017 and 2018. Since the beginning of 2014 through March 31, 2017, RJR Tobacco or Lorillard Tobacco has paid judgments in 38 Engle Progeny cases. Those payments totaled $340.7 million and included $246 million for compensatory or punitive damages and $94.7 million for attorneys’ fees and statutory interest. In addition, accruals for compensatory damages and attorneys’ fees and statutory interest for Starr-Blundell and Monroe and an accrual for attorneys’ fees and interest for Ward were recorded in RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2017. The following chart reflects the details of accrued compensatory damages related to Starr-Blundell and Monroe.

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Lorillard Tobacco Allocation of Fault	Compensatory Damages (as adjusted)(1)	Punitive Damages	Appeal Status
Starr-Blundell	10%	—	$50,000	$—

First DCA, per curiam, reversed and remanded its May 29, 2015 opinion to the trial court for reconsideration in light of the decision in Soffer; trial court is considering the parties' submissions regarding next steps in the case

Monroe	58%	—	6,380,000	—	First DCA affirmed the final judgment, per curiam, on March 23, 2017
Totals			$6,430,000	$—

(1)

Compensatory damages are adjusted to reflect the reduction that may be required by the allocation of fault. Punitive damages are not adjusted and reflect the amount of the final judgment(s) signed by the trial court judge(s). The amount listed above does not include attorneys’ fees or statutory interest of approximately $403,000 in Starr-Blundell and Monroe or approximately $1.6 million in attorneys’ fees and statutory interest in Ward.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following chart lists judgments in all other individual Engle Progeny cases pending as of March 31, 2017, in which a verdict or judgment has been returned against RJR Tobacco, B&W, and/or Lorillard Tobacco and the verdict or judgment has not been set aside on appeal. No liability for any of these cases has been recorded in RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2017. This chart does not include the mistrials or verdicts returned in favor of RJR Tobacco, B&W, and/or Lorillard Tobacco.

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

Andy Allen	24%	—	2,475,000		7,756,000	First DCA affirmed the judgment of the trial court; defendants filed a motion for rehearing on March 13, 2017; decision is pending
Calloway	27%	18%	—		—

Fourth DCA granted rehearing en banc and substituted a new opinion, ordered a new trial based on improper argument; Florida Supreme Court declined to accept jurisdiction on March 16, 2017; a new trial date has not been scheduled

James Smith	55%	—	600,000	(2)	20,000	Pending – Eleventh Circuit
Evers	60%	9%	2,950,000		12,360,000

Second DCA reinstated punitive damage award of $12.36 million the trial court had set aside; the verdict was reinstated on remand; a subsequent appeal is pending in the Second DCA; oral argument occurred on February 7, 2017; decision is pending

Schoeff	75%	—	7,875,000		—	Pending – Florida Supreme Court
Marotta	58%	—	3,480,000		—	Florida Supreme Court found that federal law does not preempt the plaintiff's claims; deadline for RJR Tobacco to file a petition for certiorari with the U.S. Supreme Court is July 5, 2017
Searcy	30%	—	500,000	(2)	1,670,000	Pending – Eleventh Circuit
Earl Graham	20%	—	550,000		—

Eleventh Circuit held that federal law impliedly preempts claims for strict liability and negligence based on the defect and negligence findings from Engle; plaintiff's motion for rehearing en banc was granted; oral argument occurred on June 21, 2016; decision is pending

Skolnick	30%	—	—		—	Fourth DCA set aside judgment and ordered a partial new trial; new trial has not been scheduled
Grossman	75%	—	11,514,000		22,500,000

Fourth DCA ordered award of compensatory damages reduced to reflect comparative fault, but otherwise affirmed; RJR Tobacco's motion for rehearing was denied on March 16, 2017; plaintiff and RJR Tobacco filed notices to invoke the discretionary jurisdiction of  the Florida Supreme Court; Florida Supreme Court stayed those proceedings pending resolution of Schoeff

Gafney	33%	33%	—		—	Fourth DCA reversed the judgment and remanded for a new trial; Florida Supreme Court declined to accept jurisdiction; new trial has not been scheduled
Burkhart	25%	10%	3,500,000	(2)	1,750,000	Pending – Eleventh Circuit

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Bakst (Odom)	75%	—	—		—

Fourth DCA reversed the judgment of the trial court and remanded the case for a new trial on damages only; motion for rehearing was denied on February 27, 2017; the plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme court on March 27, 2017; decision is pending

Robinson	71%	—	—		—	First DCA reversed judgment and remanded case for a new trial; new trial has not been scheduled; plaintiff filed a motion for rehearing on March 29, 2017; a decision is pending
Harris	15%	10%	1,100,000	(2)	—	Post-trial motions are pending(3)
Irimi	15%	15%	—		—	Pending – Fourth DCA
Lourie	3%	7%	137,000		—

Second DCA affirmed the final judgment; defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court on September 8, 2016; Florida Supreme Court ordered the defendants to show cause why jurisdiction should not be declined based on the decision in Marotta

Kerrivan	31%	—	6,046,660	(2)	9,600,000	Post-trial motions are pending(3)
Schleider	70%	—	14,700,000		—	Pending – Third DCA
Perrotto	20%	6%	1,063,000		—	Plaintiff's motion for a new trial granted as to punitive damages; new trial scheduled for June 5, 2017
Ellen Gray	50%	—	3,000,000		—	Post-trial motions are pending(3)
Sowers	50%	—	2,125,000		—	Post-trial motions are pending(3)
Caprio	20%	10%	167,700		—	New trial scheduled for the July 5, 2017 through September 29, 2017 trial docket
Zamboni	30%	—	102,000		—	Final judgment has not been entered
Pollari	43%	—	4,250,000		1,500,000	Pending – Fourth DCA
Gore	23%	—	460,000		—	Pending – Fourth DCA
Ryan	65%	—	13,975,000		25,000,000	Pending – Fourth DCA
Hardin	13%	—	100,880		—	Third DCA remanded the case for a new trial on punitive damages for the non-intentional tort claims; new trial is scheduled to begin August 21, 2017.
McCoy	25%	20%	670,000		6,000,000	Pending – Fourth DCA
Block	50%	—	463,000		800,000	Fourth DCA affirmed the final judgment, per curiam
Lewis	25%	—	187,500		—	Pending – Fifth DCA
Cooper	40%	—	1,200,000		—	Pending – Fourth DCA
Duignan	30%	—	2,690,000	(2)	2,500,000	Pending – Second DCA
O'Hara	85%	—	14,700,000		20,000,000	Pending – First DCA
Marchese	22.5%	—	225,000		250,000	Pending – Fourth DCA
Barbose	42.5%	—	5,000,000	(2)	500,000	Pending – Second DCA
Ledoux	47%	—	5,000,000	(2)	12,500,000	Pending – Third DCA
Ewing	2%	—	4,800		—	Post-trial motions denied; final judgment has not been entered
Ahrens	44%	—	5,800,000	(2)	2,500,000	Pending – Second DCA
Turner	80%	—	2,400,000		10,000,000	Pending – Fourth DCA
Enochs	66%	—	13,860,000		6,250,000	Pending – Fourth DCA
Dion	75%	—	12,000,000	(2)	30,000	Pending – Second DCA
Nally	75%	—	6,000,000	(2)	12,000,000	Pending – Second DCA
McCabe	30%	—	1,500,000		6,500,000	Pending – Second DCA
Sermons	5%	—	3,250		17,075	Post-trial motions are pending(3)
Mathis	55%	—	5,000,000	(2)	—	Pending – Third DCA
Oshinsky-Blacker	25%	—	—		—	Pending – Fourth DCA
Sherry Smith	65%	—	3,000,000	(2)	—	Pending – Fifth DCA

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Prentice	40%	—	2,560,000		—	Post-trial motions are pending(3)
Konzelman	85%	—	7,476,000		20,000,000	Pending – Fourth DCA
Ledo	49%	—	2,940,000		—	Post-trial motions are pending(3)
Johnston	90%	—	6,750,000		14,000,000	Post-trial motions were denied on March 30, 2017; RJR Tobacco filed a notice of appeal to the Second DCA on April 25, 2017
Howles	50%	—	2,000,000		3,000,000	Pending – Fourth DCA
Ford	15%	—	153,400		—	Post-trial motions are pending(3)
Martin	22%	—	1,190,400		200,000	Pending – Fourth DCA
Pardue	50%	—	3,467,000	(2)	6,750,000	Pending – First DCA
John Brown	35%	—	2,700,000	(2)	200,000	Post-trial motions are pending(3)
Fox	50%	—	3,000,000		—	Post-trial motions are pending(3)
Whitmire	67%	—	3,000,000		—	Post-trial motions are pending(3)
Santoro	26%	—	417,000		90,000	Post-trial motions are pending(3)
Lima	60%	—	1,800,000		12,000,000	Post-trial motions are pending(3)
Totals			$197,828,590		$220,743,075

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

As reflected in the preceding chart, as of March 31, 2017, verdicts or judgments in favor of Engle Progeny plaintiffs have been entered and remain outstanding against RJR Tobacco or Lorillard Tobacco totaling $197,828,590 in compensatory damages (as adjusted) and $220,743,075 in punitive damages, which is a combined total of $418,571,665. These verdicts or judgments are at various stages in the post-trial or appellate process. RJR Tobacco believes that RJR Tobacco and Lorillard Tobacco have valid defenses in these cases, including case-specific issues beyond the due process issue discussed above, and, as described in more detail above in “— Accounting for Tobacco-Related Litigation Contingencies,” RJR Tobacco and its affiliates vigorously defend smoking and health claims, including Engle Progeny cases.

Should RJR Tobacco or Lorillard Tobacco not prevail in any particular individual Engle Progeny case or determine that in any individual Engle Progeny case an unfavorable outcome has become probable and the amount can be reasonably estimated, a loss would be recognized, which could have a material adverse effect on the results of operations, cash flows and financial position of RAI. This position on loss recognition for Engle Progeny cases as of March 31, 2017, is consistent with RAI’s and RJR Tobacco’s historic position on loss recognition for other smoking and health litigation. It is the policy of RJR Tobacco to record any loss concerning litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated on an individual case-by-case basis.

Below is a description of the Engle Progeny cases against RJR Tobacco, B&W, and/or Lorillard Tobacco that went to trial or were decided during the period from January 1, 2017 to March 31, 2017, or remained on appeal as of March 31, 2017, listed chronologically by the date of the verdict. In each case, the plaintiff: (1) alleged that the smoker was addicted to nicotine in cigarettes and, as a result of that addiction, suffered or died from one or more smoking-related diseases; (2) asserted claims based on theories of negligence, strict liability, and intentional tort; and (3) sought to recover unspecified compensatory damages, as well as attorneys’ fees and costs. The plaintiffs in most, but not all, cases also sought to recover punitive damages.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

On April 21, 2010, in Grossman v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), the jury, in Phase I of a retrial that followed a mistrial, returned a verdict for the plaintiff. On April 29, 2010, the jury in Phase II of the retrial found for the plaintiff on the strict liability claim and for RJR Tobacco on the negligence, warranty, and intentional tort claims; awarded $1.9 million in compensatory damages; found RJR Tobacco 25% at fault, the decedent 70% at fault, and the decedent’s spouse 5% at fault; and did not reach the issue of entitlement to punitive damages. In June 2010, the trial court entered final judgment against RJR Tobacco in the amount of approximately $484,000 in compensatory damages. In June 2012, the Fourth DCA affirmed the trial court’s judgment, but remanded for a new trial on all Phase II issues. On July 31, 2013, the jury in the second retrial found for the plaintiff on the intentional tort claims, awarded $15.35 million in compensatory damages, found the decedent 25% at fault and RJR Tobacco 75% at fault, and awarded $22.5 million in punitive damages. The trial court entered final judgment in August 2013 and did not include a reduction for comparative fault. RJR Tobacco appealed, and the plaintiff cross appealed. On January 4, 2017, the Fourth DCA ordered the award of compensatory damages be reduced to reflect the comparative fault allocation assigned by the jury, but otherwise affirmed the final judgment. RJR Tobacco’s motion for rehearing was denied on March 16, 2017. The plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court on April 13, 2017. RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court on April 14, 2017. In orders dated April 19, 2017, and April 21, 2017, the Florida Supreme Court stayed those matters pending the resolution of Schoeff, described below.

On May 20, 2010, in Buonomo v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $5.2 million in compensatory damages; found RJR Tobacco 77.5% at fault and the decedent 22.5% at fault; and awarded $25 million in punitive damages. In accordance with a Florida statute, the trial court later reduced the punitive damage award to $15.7 million – three times the compensatory damages award of $5.2 million and entered final judgment in the amount of $4.06 million in compensatory damages and $15.7 million in punitive damages. In September 2013, the Fourth DCA affirmed the judgment and damages award to the plaintiff on strict liability and negligence, held that the trial court was not bound to hold punitive damages at three times compensatory damages, and reversed the judgment entered for the plaintiff on the claims for fraudulent concealment and conspiracy to commit fraud by concealment due to the erroneous striking of RJR Tobacco’s statute of repose defense. As a result, the punitive damages award was set aside and remanded for a new trial. In October 2014, the trial court found that the original $25 million punitive damages award was not excessive and would be reinstated if the plaintiff prevails on the repose issue and, in April 2015, entered an amended judgment against RJR Tobacco in the amount of approximately $29.1 million from which RJR Tobacco appealed. After its April 2, 2015, ruling in Hess v. Philip Morris USA Inc. that Engle Progeny defendants cannot raise a statute of repose defense to claims for concealment or conspiracy, the Florida Supreme Court, on January 26, 2016, accepted jurisdiction in Buonomo, quashed the Fourth DCA’s decision, and reinstated the jury verdict. RJR Tobacco’s motion for clarification was denied on March 21, 2016. In the appeal of the amended final judgment, on September 22, 2016, the Fourth DCA affirmed the amended final judgment, per curiam. RJR Tobacco’s motion for rehearing was denied in October 2016. After further evaluation of the case, RJR Tobacco paid approximately $42.8 million in satisfaction of the judgment on March 28, 2017.

On April 26, 2011, in Andy Allen v. R. J. Reynolds Tobacco Co. (Cir. Ct. Duval County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $6 million in compensatory damages; found RJR Tobacco 45% at fault, the decedent 40% at fault, and the remaining defendant 15% at fault; and awarded $17 million in punitive damages against each defendant. The trial court entered final judgment against RJR Tobacco in the amount of $19.7 million in May 2011 and, in October 2011, entered a remittitur of the punitive damages to $8.1 million. In May 2013, the First DCA reversed and remanded the case for a new trial. On November 24, 2014, the jury in the retrial found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $3.1 million in compensatory damages; found the decedent 70% at fault, RJR Tobacco 24% at fault, and the remaining defendant to be 6% at fault; and found that the plaintiff was entitled to punitive damages. On November 26, 2014, the jury awarded approximately $7.75 million in punitive damages against each defendant. In August 2015, the trial court entered final judgment against RJR Tobacco and the remaining defendant, jointly and severally, in the amount of approximately $3.1 million in compensatory damages and $7.75 million in punitive damages from each defendant. In September 2015, the defendants filed a notice of appeal to the First DCA. On February 24, 2017, the First DCA affirmed the judgment of the trial court. The defendants filed a motion for rehearing en banc or certification to the Florida Supreme Court on March 13, 2017. A decision is pending.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On May 17, 2012, in Calloway v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $20.5 million in compensatory damages; found the decedent 20.5% at fault, RJR Tobacco 27% at fault, Lorillard Tobacco 18% at fault, and the remaining defendants collectively 34.5% at fault; and found that the plaintiff was entitled to punitive damages. On May 31, 2012, the jury awarded punitive damages in the amount of $17.25 million against RJR Tobacco, $12.6 million against Lorillard Tobacco, and $25 million collectively against the remaining defendants. The trial court later determined that the jury’s apportionment of comparative fault did not apply to the compensatory damages award and, in August 2012, entered final judgment. On January 6, 2016, the Fourth DCA reversed the fraudulent concealment and conspiracy claims, reversed the punitive damages award, and remanded the case for a new trial on those issues. On September 23, 2016, the Fourth DCA, sitting en banc, reversed the judgment in its entirety and remanded the case for a new trial. On March 16, 2017, the Florida Supreme Court declined to accept jurisdiction of the case. The new trial has not been scheduled. The deadline for the plaintiff to file a petition for writ of certiorari with the U.S. Supreme Court is June 14, 2017.

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

On February 13, 2013, in Schoeff v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $10.5 million in compensatory damages; found the decedent 25% at fault and RJR Tobacco 75% at fault; and found that the plaintiff was entitled to punitive damages. On February 14, 2013, the jury awarded $30 million in punitive damages. In April 2013, the trial court entered final judgment against RJR Tobacco in the amount of $7.88 million in compensatory damages and $30 million in punitive damages. On November 4, 2015, the Fourth DCA reversed the punitive damages portion of the final judgment and remanded the case to the trial court, directing the trial court to grant RJR Tobacco’s motion for remittitur and, if RJR Tobacco does not agree with the remitted amount, to hold a new trial on punitive damages. On May 26, 2016, the Florida Supreme Court accepted jurisdiction of the case. Oral argument occurred on March 8, 2017. A decision is pending.

On March 20, 2013, in Marotta v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), the jury, in a retrial following a mistrial, found for the plaintiff on the strict liability claim and for RJR Tobacco on the negligence and intentional tort claims, awarded $6 million in compensatory damages, found the decedent 42% at fault and RJR Tobacco 58% at fault, and did not reach the issue of entitlement to punitive damages. The trial court later entered final judgment against RJR Tobacco in the amount of $3.48 million. On January 6, 2016, the Fourth DCA affirmed, disagreeing with the Eleventh Circuit panel decision in Graham, discussed below, regarding whether federal law preempts the plaintiff’s claims. The Fourth DCA also certified a question presenting the preemption issue to the Florida Supreme Court. On March 8, 2016, the Florida Supreme Court accepted jurisdiction of the case. On April 6, 2017, the Florida Supreme Court rephrased the certified question and then found that federal law does not preempt the plaintiff’s claims. The deadline for RJR Tobacco to file a petition for certiorari with the U.S. Supreme Court is July 5, 2017.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

On May 2, 2013, in David Cohen v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for the defendants on the intentional tort claims; awarded $2.06 million in compensatory damages; found the decedent 40% at fault, RJR Tobacco 30% at fault, Lorillard Tobacco 20% at fault and the remaining defendant 10% at fault; and did not reach the issue of entitlement to punitive damages. In May 2013, the trial court entered final judgment against RJR Tobacco in the amount of $617,000 and against Lorillard Tobacco in the amount of approximately $411,000. In July 2013, the court granted the defendants’ motion for a new trial due to the plaintiff’s improper arguments during closing. The new trial date has not been scheduled. The plaintiff filed a notice of appeal to the Fourth DCA, and the defendants filed a notice of cross appeal. On September 7, 2016, the Fourth DCA affirmed the trial court’s order granting RJR Tobacco’s motion for a new trial. The Florida Supreme Court declined to accept jurisdiction of the case on March 16, 2017. The deadline for the plaintiff to file a petition for writ of certiorari with the U.S. Supreme Court is June 14, 2017.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On May 15, 2014, in Burkhart v. R. J. Reynolds Tobacco Co. (U.S.D.C. M.D. Fla., filed 2008), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $5 million in compensatory damages; found the plaintiff 50% at fault, RJR Tobacco 25% at fault, Lorillard Tobacco 10% at fault and the remaining defendant 15% at fault; and found that the plaintiff was entitled to punitive damages. On May 16, 2014, the jury awarded punitive damages of $1.25 million against RJR Tobacco, $500,000 against Lorillard Tobacco, and $750,000 against the remaining defendant. In June 2014, the trial court entered final judgment without a reduction for comparative fault. The defendants appealed to the Eleventh Circuit, RJR Tobacco posted a supersedeas bond in the amount of approximately $3.8 million, and Lorillard Tobacco posted a supersedeas bond in the amount of approximately $1.5 million. Oral argument occurred on September 29, 2015. A decision is pending.

On June 23, 2014, in Bakst v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2007), a case now known as Odom v. R. J. Reynolds Tobacco Co., a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded approximately $6 million in compensatory damages; found the decedent 25% at fault and RJR Tobacco 75% at fault; and found that the plaintiff was entitled to punitive damages. On June 23, 2014, the jury awarded $14 million in punitive damages. The trial court later entered final judgment against RJR Tobacco in the amount of $4.5 million in compensatory damages and $14 million in punitive damages. RJR Tobacco appealed to the Fourth DCA. On November 30, 2016, the Fourth DCA reversed the trial court’s judgment and remanded the case with directions that the trial court grant the motion for remittitur or order a new trial on damages only. RJR Tobacco filed a motion for rehearing on January 9, 2017, requesting that the Fourth DCA grant rehearing or withdraw the section of its opinion addressing the propriety of the plaintiff’s closing argument or grant rehearing en banc on the improper argument issue. On February 27, 2017, the Fourth DCA denied RJR Tobacco’s motion for rehearing. The plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court on March 27, 2017. A decision is pending.

On July 17, 2014, in Robinson v. R. J. Reynolds Tobacco Co. (Cir. Ct. Escambia County, Fla., filed 2008), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $16.9 million in compensatory damages; found the decedent 29.5% at fault and RJR Tobacco 70.5% at fault; and found that the plaintiff was entitled to punitive damages. On July 18, 2014, the jury awarded $23.6 billion in punitive damages. In July 2014, the trial court entered partial judgment on compensatory damages against RJR Tobacco in the amount of $16.9 million. On January 27, 2015, the trial court remitted the punitive damages award to approximately $16.9 million. In February 2015, RJR Tobacco filed an objection to the remitted award of punitive damages and a demand for a new trial on damages. The trial court granted a new trial on the amount of punitive damages only. The new trial on punitive damages has been stayed pending RJR Tobacco’s appeal to the First DCA of the partial judgment of compensatory damages and of the order granting a new trial on the amount of punitive damages only. On February 24, 2017, the First DCA reversed the judgment of the trial court and remanded the case for a new trial. The new trial has not been scheduled. On March 29, 2017, the plaintiff filed a motion for rehearing in the First DCA. A decision is pending.

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

On August 28, 2014, in Irimi v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and certain intentional tort claims and for one or more defendants on certain intentional tort claims; awarded approximately $3.1 million in compensatory damages; found the decedent 70% at fault, RJR Tobacco 14.5% at fault, Lorillard Tobacco 14.5% at fault and the remaining defendant 1% at fault; and did not reach the issue of entitlement to punitive damages. The trial court entered final judgment against each of RJR Tobacco and Lorillard Tobacco in the amount of approximately $453,000 and against the remaining defendant in the amount of approximately $31,000. On January 29, 2015, the court granted the defendants’ motion for a new trial. The plaintiff appealed to the Fourth DCA, and the defendants cross appealed. Briefing is complete. Oral argument is scheduled for June 20, 2017.

On October 10, 2014, in Lourie v. R. J. Reynolds Tobacco Co. (Cir. Ct. Hillsborough County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for the defendants on the intentional tort claims; awarded approximately $1.37 million in compensatory damages; found the decedent 63% at fault, RJR Tobacco 3% at fault, Lorillard Tobacco 7% at fault and the remaining defendant 27% at fault; and found that the plaintiff was not entitled to punitive damages. The trial court later entered final judgment. The defendants appealed to the Second DCA in November 2014. On August 10, 2016, the Second DCA affirmed the final judgment. The defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court on September 8, 2016. On April 25, 2017, the Florida Supreme Court ordered the defendants to show cause why jurisdiction should not be declined based on the decision in Marotta, described above.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

On November 18, 2014, in Schleider v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2008), a jury found for the plaintiff on the negligence, strict liability, and certain intentional tort claims and for RJR Tobacco on certain intentional tort claims, awarded $21 million in compensatory damages, found the decedent 30% at fault and RJR Tobacco 70% at fault, and found that the plaintiff was not entitled to punitive damages. In June 2015, the trial court entered final judgment against RJR Tobacco in the amount of $14.7 million. RJR Tobacco appealed to the Third DCA and posted a supersedeas bond in the amount of $5 million. Briefing is complete. Oral argument is scheduled for June 19, 2017.

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

On December 19, 2014, in Haliburton v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2008), a jury found that the plaintiff’s claims were time-barred, which resulted in a verdict for RJR Tobacco. On April 14, 2015, the trial court entered final judgment in favor of RJR Tobacco. The plaintiff appealed to the Fourth DCA, and RJR Tobacco cross appealed. On February 22, 2017, the Fourth DCA affirmed the judgment of the trial court, per curiam. The plaintiff filed a motion for written opinion or for certification of a question of great public importance and/or certification of direct conflict to the Florida Supreme Court on March 28, 2017. A decision is pending.

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

On February 24, 2015, in Caprio v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury advised the trial court that it could not reach a unanimous verdict, but the trial court directed the jury to complete the verdict form on those individual verdict questions where there was unanimous agreement. In the partially completed verdict, the jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; found the plaintiff 40% at fault, RJR Tobacco 20% at fault, Lorillard Tobacco 10% at fault, and the remaining defendants 30% at fault; and awarded $559,000 in economic damages. The jury did not answer the verdict form questions relating to noneconomic damages and entitlement to punitive damages. In May 2015, the court denied the defendants’ motion for a mistrial and advised that it accepted the questions answered by the jurors as a partial verdict. A new trial will be held on the remaining issues, including comparative fault allocation. The defendants appealed to the Fourth DCA. On January 22, 2017, the defendants dismissed their appeal. The case remains pending in the trial court. The new trial is scheduled for the July 5 – September 29, 2017 trial docket.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

On June 18, 2015, in Hardin v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for RJR Tobacco on the intentional tort claims, awarded $776,000 in compensatory damages, found the decedent 87% at fault and RJR Tobacco 13% at fault, and found that the plaintiff was not entitled to punitive damages. In June 2015, the trial court entered final judgment against RJR Tobacco in the amount of $100,880. The plaintiff appealed to the Third DCA, and RJR Tobacco cross appealed. On December 21, 2016, the Third DCA remanded the case for a new trial limited to the issue of punitive damages for the plaintiff’s non-intentional tort claims. Otherwise, the final judgment was affirmed. Neither party sought further review. The new trial is scheduled to begin August 21, 2017.

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

On July 29, 2015, in Collar v. R. J. Reynolds Tobacco Co. (Cir. Ct. Indian River County, Fla., filed 2008), a jury found that the plaintiff was not a class member, which resulted in a verdict for the defendants, including RJR Tobacco. In September 2015, the trial court entered final judgment. The plaintiff appealed to the Fourth DCA, and the defendants cross appealed. Oral argument is scheduled for June 13, 2017.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On August 6, 2015, in Block v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded approximately $1.03 million in compensatory damages; found the decedent 50% at fault and RJR Tobacco 50% at fault; and found that the plaintiff was entitled to punitive damages. On August 7, 2015, the jury awarded $800,000 in punitive damages. In September 2015, the trial court entered final judgment against RJR Tobacco in the amount of approximately $926,000 in compensatory damages and $800,000 in punitive damages. On December 9, 2015, the trial court granted RJR Tobacco’s motion to alter or amend the judgment in part in light of the Fourth DCA’s decision in Schoeff v. R. J. Reynolds Tobacco Co., described above, finding that the intentional tort exception in Section 768.81, Florida Statutes, does not apply to the fraud and conspiracy claims brought by Engle Progeny plaintiffs. As a result, an amended final judgment was entered in the amount of approximately $463,000 in compensatory damages and $800,000 in punitive damages. RJR Tobacco appealed to the Fourth DCA and posted a supersedeas bond in the amount of approximately $1.3 million, and the plaintiff filed a notice of cross appeal. Briefing is complete. On February 3, 2017, the Fourth DCA entered an order dispensing with oral argument. On April 27, 2017, the Fourth DCA affirmed the judgment of the trial court, per curiam.

On September 1, 2015, in Lewis v. R. J. Reynolds Tobacco Co. (Cir. Ct. Volusia County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for RJR Tobacco on the intentional tort claims, awarded $750,000 in compensatory damages, found the decedent 75% at fault and RJR Tobacco 25% at fault, and found that the plaintiff was not entitled to punitive damages. Final judgment was entered against RJR Tobacco in the amount of $187,500 in March 2016. RJR Tobacco appealed to the Fifth DCA and posted a supersedeas bond in the amount of $187,500. Briefing is complete. On April 13, 2017, the Fifth DCA entered an order dispensing with oral argument. A decision is pending.

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

On September 10, 2015, in O’Hara v. R. J. Reynolds Tobacco Co. (Cir. Ct. Escambia County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $14.7 million in compensatory damages; found the decedent 15% at fault and RJR Tobacco 85% at fault; and found that the plaintiff was entitled to punitive damages. On September 11, 2015, the jury awarded $20 million in punitive damages. In September 2015, the trial court entered final judgment against RJR Tobacco in the amount of $14.7 million in compensatory damages and $20 million in punitive damages. RJR Tobacco appealed to the First DCA and posted a supersedeas bond in the amount of $5 million. Briefing is complete. Oral argument is scheduled for May 10, 2017.

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

On October 2, 2015, in Marchese v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $1 million in compensatory damages; found the decedent 55% at fault, RJR Tobacco 22.5% at fault, and the remaining defendant 22.5% at fault; and found that the plaintiff was entitled to punitive damages. On October 6, 2015, the jury awarded $250,000 in punitive damages against each defendant. Final judgment was entered on November 5, 2015. On May 17, 2016, an amended final judgment was entered in the amount of $450,000 in compensatory damages against RJR Tobacco and the remaining defendant, jointly and severally, and $250,000 in punitive damages

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

against each defendant. RJR Tobacco appealed to the Fourth DCA and posted a supersedeas bond in the amount of $475,000. Briefing is complete. Oral argument has not been scheduled.

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

On November 24, 2015, in Green v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2007), a jury found that the plaintiff does not have chronic obstructive pulmonary disease, which resulted in a verdict for RJR Tobacco. Post-trial motions were denied on March 23, 2016. On April 4, 2016, final judgment was entered in favor of RJR Tobacco. The plaintiff appealed to the Third DCA, and RJR Tobacco cross appealed. Oral argument occurred on April 12, 2017. A decision is pending.

On December 9, 2015, in Monroe v. R. J. Reynolds Tobacco Co. (Cir. Ct. Gadsden County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for RJR Tobacco on the intentional tort claims, awarded $11 million in compensatory damages, found the plaintiff 42% at fault and RJR Tobacco 58% at fault, and did not reach the issue of entitlement to punitive damages. On December 31, 2015, the trial court entered final judgment against RJR Tobacco in the amount of $6.38 million in compensatory damages. RJR Tobacco appealed to the First DCA and posted a supersedeas bond in the amount of $5 million. On March 23, 2017, the First DCA affirmed the judgment of the trial court, per curiam.

On December 18, 2015, in Ledoux v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $10 million in compensatory damages; found the decedent 6% at fault, RJR Tobacco 47% at fault and the remaining defendant 47% at fault; and found that the plaintiff was entitled to punitive damages. On December 22, 2015, the jury awarded $12.5 million in punitive damages against each defendant. The trial court later entered final judgment against the defendants, jointly and severally, in the amount of $10 million in compensatory damages and, against each defendant, $12.5 million in punitive damages. The defendants appealed to the Third DCA, and RJR Tobacco posted a supersedeas bond in the amount of $5 million. On May 27, 2016, RJR Tobacco filed a rider amending the supersedeas bond reducing the amount from $5 million to $2.5 million. Oral argument occurred on April 11, 2017. A decision is pending.

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

On February 12, 2016, in Ahrens v. R. J. Reynolds Tobacco Co. (Cir. Ct. Pinellas County, Fla., filed 2008), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $9 million in compensatory damages; found the decedent 32% at fault, RJR Tobacco 44% at fault, and the remaining defendant 24% at fault; and found that the plaintiff was entitled to punitive damages. On February 13, 2016, the jury awarded $2.5 million in punitive damages against each defendant. In February 2016, the trial court entered final judgment. On April 13, 2016, RJR Tobacco appealed to the Second DCA and posted a supersedeas bond in the amount of $2.5 million. Oral argument occurred on April 5, 2017. A decision is pending.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On April 21, 2016, in Turner v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $3 million in compensatory damages; found the decedent 20% at fault and RJR Tobacco 80% at fault; and found that the plaintiff was entitled to punitive damages. On April 22, 2016, the jury awarded $10 million in punitive damages. The court entered judgment against RJR Tobacco in the amount of $2.4 million in compensatory damages and $10 million in punitive damages. In July 2016, RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $5 million. The plaintiff filed a notice of cross appeal in August 2016. Briefing is complete. Oral argument has not been scheduled.

On April 26, 2016, in Enochs v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $21 million in compensatory damages; found the decedent 22% at fault, RJR Tobacco 66% at fault and the remaining defendant 12% at fault; and found that the plaintiff was entitled to punitive damages. On April 27, 2016, the jury awarded $6.25 million in punitive damages against each defendant. Final judgment was entered against RJR Tobacco in the amount of approximately $13.9 million in compensatory damages and $6.25 million in punitive damages on May 9, 2016. The defendants appealed to the Fourth DCA, and RJR Tobacco posted a supersedeas bond in the amount of approximately $3.5 million. Briefing is complete. Oral argument has not been scheduled.

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

On May 19, 2016, in McCabe v. R. J. Reynolds Tobacco Co. (Cir. Ct. Hillsborough County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims, awarded $5 million in compensatory damages, found the decedent 70% at fault and RJR Tobacco 30% at fault, and found that the plaintiff was entitled to punitive damages. On May 20, 2016, the jury awarded $6.5 million in punitive damages. Final judgment was entered against RJR Tobacco in the amount of $1.5 million in compensatory damages and $6.5 million in punitive damages on May 31, 2016. Post-trial motions were denied on January 26, 2017. On February 24, 2017, RJR Tobacco filed a notice of appeal to the Second DCA. RJR Tobacco posted a supersedeas bond in the amount of $5 million on February 27, 2017. Briefing is underway.

On June 21, 2016, in Mooney v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2008), a jury found that the decedent’s addiction to nicotine was not a legal cause of her death, which resulted in a verdict for the defendants, including RJR Tobacco. Final judgment has not been entered.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On August 18, 2016, in Wilkins v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2007), a jury found that the decedent was not a class member, which resulted in a verdict for RJR Tobacco. Final judgment was entered in favor of RJR Tobacco on November 16, 2016. The plaintiff filed a notice of appeal to the Third DCA on December 16, 2016, and RJR Tobacco filed a notice of cross appeal on December 21, 2016. The parties dismissed their respective appeals in April 2017.

On August 25, 2016, in Coursey v. R. J. Reynolds Tobacco Co. (Cir. Ct. Volusia County, Fla., filed 2007), a jury found that the decedent was not a class member, which resulted in a verdict for RJR Tobacco. Final judgment was entered in RJR Tobacco’s favor on September 27, 2016. On October 27, 2016, the plaintiff filed a notice of appeal to the Fifth DCA. RJR Tobacco filed a notice of cross appeal on November 8, 2016. Briefing is underway.

On September 6, 2016, in Hackimer v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2007), a jury found that the deceased smoker knew or should have known of his chronic obstructive pulmonary disease before May 5, 1990, and, for that reason, the claims were barred by the statute of limitations, which resulted in a verdict for RJR Tobacco. On January 4, 2017, final judgment was entered in favor of RJR Tobacco. The plaintiff filed a notice of appeal to the Fourth DCA on February 1, 2017. RJR Tobacco filed a notice of cross appeal on February 9, 2017. Briefing is underway.

On September 22, 2016, in Oshinsky-Blacker v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $6.15 million in compensatory damages; found the decedent 15% at fault, RJR Tobacco 25% at fault, and the remaining defendant 60% at fault; and found that the plaintiff was entitled to punitive damages. On September 23, 2016, the jury awarded $2 million in punitive damages against RJR Tobacco and $1 million in punitive damages against the remaining defendant. On March 6, 2017, the court granted the defendants’ motion for a new trial. The new trial has not been scheduled. The plaintiff filed a notice of appeal to the Fourth DCA on March 24, 2017. The defendants filed a notice of cross appeal on March 31, 2017. Briefing is underway.

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

On October 24, 2016, in Konzelman v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded approximately $8.8 million in compensatory damages; found the decedent 15% at fault and RJR Tobacco 85% at fault; and found that the plaintiff was entitled to punitive damages. On October 26, 2016, the jury awarded $20 million in punitive damages. On December 1, 2016, the trial court entered final judgment against RJR Tobacco in the amount of approximately $7.48 million in compensatory damages and $20 million in punitive damages. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $5 million on December 22, 2016. The plaintiff filed a notice of cross appeal on January 2, 2017. Briefing is underway.

On November 2, 2016, in Johnston v. R. J. Reynolds Tobacco Co. (Cir. Ct. Sarasota County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $7.5 million in compensatory damages; found the decedent 10% at fault and RJR Tobacco 90% at fault; and found that the plaintiff was entitled to punitive damages. On November 5, 2016, the jury awarded $14 million in punitive damages. Final judgment was entered against RJR Tobacco in the amount of $6.75 million in compensatory damages and $14 million in punitive damages on November 28, 2016. Post-trial motions were denied on March 30, 2017. RJR Tobacco filed a notice of appeal to the Second DCA on April 25, 2017. Briefing is underway.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On November 10, 2016, in Howles v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability and intentional tort claims; awarded $4 million in compensatory damages; found RJR Tobacco 50% at fault and the remaining defendant 50% at fault; and found that the plaintiff was entitled to punitive damages. On November 14, 2016, the jury awarded $3 million in punitive damages against RJR Tobacco and $3 million against the remaining defendant. Final judgment was entered against RJR Tobacco in the amount of $2 million in compensatory damages and $3 million in punitive damages. On December 30, 2016, the defendants filed a joint notice of appeal to the Fourth DCA. Briefing is underway.

On November 16, 2016, in Ford v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2008), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded approximately $1.02 million in compensatory damages; found the plaintiff 85% at fault and RJR Tobacco 15% at fault; and found that the plaintiff was not entitled to punitive damages. The trial court entered final judgment against RJR Tobacco in the amount of approximately $153,400 on March 13, 2017. Post-trial motions are pending.

On November 16, 2016, in Stanley Martin v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded approximately $5.41 million in compensatory damages; found the decedent 32% at fault, RJR Tobacco 22% at fault and the remaining defendant 46% at fault; and found that the plaintiff was entitled to punitive damages. On November 18, 2016, the jury awarded $200,000 in punitive damages against RJR Tobacco and $450,000 against the remaining defendant. Final judgment was entered against RJR Tobacco in the amount of approximately $1.2 million in compensatory damages and $200,000 in punitive damages and against the remaining defendant in the amount of $2.5 million in compensatory damages and $450,000 in punitive damages. Post-trial motions were denied on January 26, 2017. On February 23, 2017, the defendants filed a joint notice of appeal to the Fourth DCA, and RJR Tobacco posted a supersedeas bond in the amount of approximately $1.4 million. The plaintiff filed a notice of cross appeal on February 24, 2017. Briefing is underway.

On December 16, 2016, in Dubinsky v. R. J. Reynolds Tobacco Co. (Cir. Ct. Brevard County, Fla., filed 2008), a jury found that the decedent was not a class member, which resulted in a verdict for the defendants, including RJR Tobacco. Final judgment was entered in favor of the defendants on April 3, 2017. The deadline for the plaintiff to file a notice of appeal to the Fifth DCA was May 3, 2017.

On December 16, 2016, in Pardue v. R. J. Reynolds Tobacco Co. (Cir. Ct. Alachua County, Fla., filed 2008), a jury, in a retrial following a mistrial, found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded approximately $5.9 million in compensatory damages; found the decedent 25% at fault, RJR Tobacco 50% at fault, and the remaining defendant 25% at fault; and found that the plaintiff was entitled to punitive damages. On December 19, 2016, the jury awarded $6.75 million in punitive damages against RJR Tobacco and $6.75 million in punitive damages against the remaining defendant. Final judgment was entered against RJR Tobacco in the amount of approximately $5.9 million in compensatory damages (jointly and severally with the remaining defendant) and, against each defendant, $6.75 million in punitive damages on December 29, 2016. An amended final judgment was entered against RJR Tobacco in the amount of approximately $5.2 million in compensatory damages (jointly and severally with the remaining defendant) and, against each defendant, $6.75 million in punitive damages. Post-trial motions are pending. On March 8, 2017, the defendants filed a notice of appeal to the First DCA, and RJR Tobacco posted a supersedeas bond in the amount of $2.5 million on March 9, 2017. Briefing is underway.

On February 8, 2017, in Durrance v. R. J. Reynolds Tobacco Co. (Cir. Ct. Highlands County, Fla., filed 2011), a jury found that the decedent knew or should have known of her chronic obstructive pulmonary disease before May 5, 1990, which resulted in a verdict for RJR Tobacco. The plaintiff’s post-trial motions were denied on March 31, 2017. Final judgment has not been entered.

On February 15, 2017, in John Brown v. Philip Morris USA Inc. (Cir. Ct. Pinellas County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $5.4 million in compensatory damages; found the decedent 30% at fault, RJR Tobacco 35% at fault and the remaining defendant 35% at fault; and found that the plaintiff was entitled to punitive damages. On February 17, 2017, the jury awarded $200,000 each in punitive damages against RJR Tobacco and the remaining defendant. Post-trial motions are pending.

On February 23, 2017, in Nixon v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2007), the court declared a mistrial due to the inability to seat a jury. Retrial has not been scheduled.

On February 23, 2017, in Fox v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for RJR Tobacco on the intentional tort claims; awarded $6 million in compensatory damages; found the decedent 50% at fault and RJR Tobacco 50% at fault; and found that the plaintiff was not entitled to punitive damages. Post-trial motions are pending.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On March 16, 2017, in Theis v. R. J. Reynolds Tobacco Co. (Cir. Ct. Sarasota County, Fla., filed 2007), the court declared a mistrial due to the inability to seat a jury. Retrial is scheduled to begin June 4, 2018.

On March 28, 2017, in Whitmire v. R. J. Reynolds Tobacco Co. (Cir. Ct. Leon County, Fla., filed 2008), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $3 million in compensatory damages; found the decedent 33% at fault and RJR Tobacco 67% at fault; and found that the plaintiff was entitled to punitive damages. On March 29, 2017, the court declared a mistrial in the punitive damages phase because the jury was deadlocked. On April 6, 2017, final judgment was entered against RJR Tobacco in the amount of $3 million in compensatory damages. Post-trial motions are pending.

On March 29, 2017, in Santoro v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded approximately $1.6 million in compensatory damages; found the decedent 36% at fault, RJR Tobacco 26% at fault, and the remaining defendants 38% at fault; and found that the plaintiff was entitled to punitive damages. On March 31, 2017, the jury awarded $90,000 in punitive damages against RJR Tobacco and $115,000 against the remaining defendants. Post-trial motions are pending.

On April 18, 2017, in Schlefstein v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), the court declared a mistrial during jury selection. Retrial has not been scheduled.

On April 20, 2017, in Lima v. R. J. Reynolds Tobacco Co. (Cir. Ct. Hillsborough County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $3 million in compensatory damages; found the decedent 40% at fault, RJR Tobacco 60% at fault, and the remaining defendant 0% at fault; and found that the plaintiff was entitled to punitive damages with respect to RJR Tobacco and that the plaintiff was not entitled to punitive damages with respect to the other defendant.  On April 21, 2017, the jury awarded $12 million in punitive damages against RJR Tobacco. Post-trial motions are pending.

On April 24, 2017, in Shadd v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for RJR Tobacco on the intentional tort claims; awarded $0 in compensatory damages; found that the decedent was 95% at fault and RJR Tobacco 5% at fault; and found that the plaintiff was not entitled to punitive damages. Post-trial motions are pending.

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

As of March 31, 2017, there were 2,352 Broin II lawsuits pending in Florida. There have been no Broin II trials since 2007.

Class-Action Suits

Overview. As of March 31, 2017, 26 class-action cases, excluding the shareholder case described below, were pending in the United States against Reynolds Defendants. These class actions seek recovery for personal injuries allegedly caused by cigarette smoking or, in some cases, for economic damages allegedly incurred by cigarette or e-cigarette purchasers.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

E-cigarette class-action cases are pending against RJR Vapor, RAI, and other RAI affiliates in California state and federal courts. In general, the plaintiffs allege that RJR Vapor, Lorillard Tobacco, and other RAI affiliates made false and misleading claims that e-cigarettes are less hazardous than other cigarette products or failed to disclose that e-cigarettes expose users to certain substances. The cases are typically filed pursuant to state consumer protection and related statutes and seek recovery of economic damages and are discussed below under “— E-Cigarette Cases.”

Several class actions relating to claims in advertising and promotional materials for SFNTC’s NATURAL AMERICAN SPIRIT brand cigarettes are pending in federal courts. In general, these plaintiffs allege that use of the words “natural,” “additive-free,” or “organic” in NATURAL AMERICAN SPIRIT advertising and promotional materials suggests that those cigarettes are less harmful than other cigarettes and, for that reason, violated state consumer protection statutes or amounted to fraud or a negligent or intentional misrepresentation. These cases are discussed below under “— No Additive/Natural Claim Cases.”

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In Turner v. R. J. Reynolds Tobacco Co. (Cir. Ct. Madison County, Ill., filed 2000), the trial court certified a class of purchasers of RJR Tobacco “lights” cigarettes in November 2001. In November 2003, the Illinois Supreme Court granted RJR Tobacco’s motion for a stay pending the court’s final appeal decision in the Price case described above. The stay subsequently expired, and the court accordingly scheduled a series of status conferences, all of which were continued by agreement of the parties. The status conference scheduled for March 29, 2017 did not occur and has not been rescheduled.

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

E-Cigarette Cases.

In In re Fontem US, Inc. Consumer Class Action Litig. (U.S.D.C. C.D. Cal., filed 2015), the plaintiffs brought a class action against RAI, Lorillard, another RAI affiliate, and two other defendants on behalf of putative classes of California, New York, and Illinois purchasers of blu brand e-cigarettes. This action results from the consolidation of two actions – Diek v. Lorillard Tobacco Co. and Whitney v. ITG Brands, LLC. The plaintiffs allege that certain advertising, marketing and packaging materials for blu brand e-cigarettes made deceptive claims, omitted material information, or failed to contain required disclosures. On behalf of one or more of the classes, the plaintiffs seek injunctive relief, equitable relief, and compensatory and punitive damages under California Civil Code §1,750 et seq., California Business & Professions Code §17,200 et seq., California Business and Professions Code §17,500 et seq., New York General Business Law § 349, and Illinois Consumer Fraud And Deceptive Business Practices Act § 505/1 et seq. Pursuant to the terms of the asset purchase agreement relating to the Divestiture, RAI tendered the defense of the now-consolidated Diek and Whitney actions to, and sought indemnification for those actions from, ITG. Pursuant to the terms, limitations and conditions of the asset purchase agreement relating to the Divestiture, ITG agreed to defend and indemnify RAI and its affiliates against losses arising from the operation of the blu brand e-cigarette business. On May 20, 2016, the trial court stayed the matter pending the Ninth Circuit Court of Appeals’ rulings in Briseno v. ConAgra Foods, Inc. (decided January 3, 2017), Jones v. ConAgra Foods, Inc. (pending), and Brazil v. Dole Packaged Foods, LLC (decided September 30, 2016). The stay did not apply to finalizing the pleadings and related briefing. On May 23, 2016, the plaintiffs filed a second amended consolidated complaint, which the defendants moved to dismiss. On November 1, 2016, the trial court granted the defendants’ motion to dismiss in substantial part, finding that federal law preempted all of the plaintiffs’ claims except those based on alleged violations of California’s Proposition 65 under California’s Business and Professions Code §17,200 et seq. On March 8, 2017, the trial court denied the plaintiffs’ motion to reconsider the November 1, 2016 order and certify that order for interlocutory appeal and ordered the defendants to respond to the second amended complaint. On April 21, 2017, the parties filed a joint stipulation dismissing RAI and related entities from the action.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

The transferee court entered a scheduling order requiring the plaintiffs to file a consolidated amended complaint. On September 19, 2016, the plaintiffs filed a consolidated amended complaint naming SFNTC, RAI, and RJR Tobacco as defendants. That complaint alleges violations of 12 states’ deceptive and unfair trade practices statutes – California, Colorado, Florida, Illinois, Massachusetts, Michigan, North Carolina, New Jersey, New Mexico, New York, Ohio, and West Virginia – based on the use of descriptors such as “natural,” “organic” and “100% additive-free” in the marketing, labeling, advertising, and promotion of SFNTC’s NATURAL AMERICAN SPIRIT brand cigarettes. It also asserts unjust enrichment claims under those 12 states’ laws and asserts breach of express warranty claims on behalf of a national class of NATURAL AMERICAN SPIRIT menthol purchasers. The state deceptive and unfair trade practice statutory and unjust enrichment claims are brought on behalf of state-specific classes in the 12 states listed above and, in some instances, state-specific subclasses. The consolidated amended complaint seeks class certification, payment for class notice, injunctive relief, monetary damages, prejudgment interest, statutory damages, restitution, and attorneys’ fees and costs. On November 18, 2016, the defendants filed a motion to dismiss. Before responding to the motion to dismiss, the plaintiffs filed a second amended class action complaint on January 12, 2017. On February 23, 2017, the defendants moved to dismiss the second amended complaint. A hearing on the motion to dismiss is scheduled for May 12, 2017. The transferee court’s scheduling order, as amended, provides for the plaintiffs to file a motion for class certification by April 3, 2018, and a hearing on the class certification motion on July 13-14, 2018.

On November 7, 2016, a public health advocacy organization filed Breathe DC v. Santa Fe Natural Tobacco Co., Inc. (D.C. Super. Ct.), an action against SFNTC, RAI and RJR Tobacco based on allegations relating to the labeling, advertising and promotional materials for NATURAL AMERICAN SPIRIT brand cigarettes that are similar to the allegations in the actions consolidated for pre-trial purposes in the transferee court described immediately above. The complaint seeks injunctive and other non-monetary relief, but does not seek monetary damages. On December 6, 2016, the defendants removed the action to the U.S. District Court for the District of Columbia and, on December 7, 2016, filed a notice with the JPML to have the action transferred to the transferee court. On December 7, 2016, the plaintiff moved in the U.S. District Court for the District of Columbia to remand the action to the Superior Court for the District of Columbia. On February 14, 2017, the U.S. District Court for the District of Columbia granted the plaintiffs’ motion to remand, and the case was remanded to the Superior Court of the District of Columbia. The parties jointly proposed that the defendants’ motion to dismiss be due on June 9, 2017, and the court has scheduled a status conference for May 19, 2017.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Filter Cases

Claims have been brought against Lorillard Tobacco and Lorillard by individuals who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by a predecessor to Lorillard Tobacco for a limited period of time ending more than 50 years ago. As of March 31, 2017, Lorillard Tobacco and/or Lorillard was a defendant in 78 Filter Cases. Since January 1, 2014, Lorillard Tobacco and RJR Tobacco have paid, or have reached agreement to pay, a total of approximately $40.3 million in settlements to resolve 154 Filter Cases.

Pursuant to the terms of a 1952 agreement between P. Lorillard Company and H&V Specialties Co., Inc. (the manufacturer of the filter material), Lorillard Tobacco is required to indemnify Hollingsworth & Vose for legal fees, expenses, judgments and resolutions in cases and claims alleging injury from finished products sold by P. Lorillard Company that contained the filter material.

On September 13, 2013, the jury in a Filter Case, DeLisle v. A. W. Chesterton Co. (Cir. Ct. Broward County, Fla., filed 2012), found for the plaintiffs on the negligence and strict liability claims; awarded the plaintiffs $8 million in compensatory damages; and found Lorillard Tobacco 22% at fault, Hollingsworth & Vose 22% at fault, and the other defendants 56% at fault. Punitive damages were not at issue. On November 6, 2013, the trial court entered final judgment against Lorillard Tobacco in the amount of $3.52 million. Lorillard Tobacco appealed to the Fourth DCA. On September 14, 2016, the Fourth DCA ordered a new trial because the trial court erred in admitting certain expert testimony and concluded that the $8 million compensatory damages award should have been remitted. The plaintiffs filed a motion for rehearing or rehearing en banc, which was denied by the Fourth DCA on November 9, 2016. The plaintiffs filed an application for discretionary review by the Florida Supreme Court on December 6, 2016. The Florida Supreme Court has issued a stay of the proceedings in that court pending its disposition of a pending application for review in another case. The matter has not been stayed in the trial court, and post-appeal motions are pending to vacate the final judgment and discharge the surety bonds. The plaintiffs have filed a motion to stay the trial court proceedings in the Florida Supreme Court and a motion to recall the mandate in the Fourth DCA.

Health-Care Cost Recovery Cases

Health-care cost recovery cases have been brought by a variety of plaintiffs. Other than certain governmental actions, these cases largely have been unsuccessful on remoteness grounds, which means that one who pays an injured person’s medical expenses is legally too remote to maintain an action against the person allegedly responsible for the injury.

As of March 31, 2017, two health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, Lorillard Tobacco, or all three, as discussed below after the discussion of the State Settlement Agreements. A limited number of claimants have filed suit against RJR Tobacco, one of its affiliates, and other tobacco industry defendants to recover funds for health care, medical and other assistance paid by foreign provincial governments in treating their citizens. For additional information on these cases, see “— International Cases” below.

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

Set forth below is the unadjusted tobacco industry settlement payment schedule (in millions) for 2015 and thereafter:

2015 and thereafter
First Four States’ Settlements:(1)
Mississippi Annual Payment	$136
Florida Annual Payment	440
Texas Annual Payment	580
Minnesota Annual Payment	204
Master Settlement Agreement:
Annual Payments(1)	8,004
Total	$9,364

RAI’s operating subsidiaries expenses and payments under the State Settlement Agreements for 2015, 2016 and the projected expenses and payments for 2017 and thereafter (in millions) are set forth below. (1)(2)

	2015	2016	2017	2018 and thereafter
Settlement expenses	$2,403	$2,727	—	—
Settlement cash payments	$2,166	$3,042	—	—
Projected settlement expenses			$>3,000	$>3,000
Projected settlement cash payments			$>2,700	$>3,000

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

Post-remand proceedings are underway. On December 22, 2010, the district court dismissed B&W from the litigation. In November 2012, the trial court entered an order setting forth the text of the corrective statements and directed the parties to engage in discussions with the Special Master to implement them. After extensive mediation led the parties to an implementation agreement, the district court entered an implementation order on June 2, 2014. The defendants filed a consolidated appeal challenging both the content of the court-ordered statements and the requirement that those statements be published in redundant media. On May 22, 2015, the D.C. Circuit reversed the corrective statements order in part, affirmed in part, and remanded to the district court for further proceedings. On October 1, 2015, the district court ordered the parties to propose new corrective-statements preambles. On February 8, 2016, the district court entered an order adopting the government’s proposed corrective-statements preamble. The parties then

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

mediated, per the district court’s order, changes to the implementation order necessitated by the new preamble. On April 19, 2016, the district court accepted the parties’ mediated agreement on implementation and entered a superseding consent order with respect to implementation. The superseding consent order stays implementation of the corrective statements until the exhaustion of appeals from the orders establishing the text of those statements and governing implementation details. On April 7, 2016, the defendants and the post-judgment parties regarding remedies noticed an appeal to the D.C. Circuit from the order adopting the government’s proposed corrective-statement preambles. On May 6, 2016, the defendants and post-judgment parties regarding remedies noticed an appeal to the D.C. Circuit from the superseding consent order. On June 7, 2016, the D.C. Circuit granted the unopposed motion of the defendants and the post-judgment parties regarding remedies to consolidate the two appeals. Briefing in the consolidated appeals concluded in late December 2016, and oral argument occurred on February 14, 2017. On April 25, 2017, the D.C. Circuit affirmed in part, reversed in part, and remanded for further proceedings. Additionally, RJR Tobacco appealed the district court’s May 28, 2015, order requiring RJR Tobacco to televise an additional set of corrective statements on behalf of B&W. On November 1, 2016, the D.C. Circuit upheld the order. In light of the corrective-statements implementation requirements, $20 million has been accrued for the estimated costs of the corrective communications and is included in the condensed consolidated balance sheet (unaudited) as of March 31, 2017.

Native American Tribe Case.

As of March 31, 2017, one Native American tribe case was pending before a tribal court against RJR Tobacco, B&W and Lorillard Tobacco, Crow Creek Sioux Tribe v. American Tobacco Co. (Tribal Ct., Crow Creek Sioux, S.D., filed 1997). The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant.

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

State Settlement Agreements—Enforcement and Validity; Adjustments

As of March 31, 2017, there were two cases concerning the enforcement, validity or interpretation of the State Settlement Agreements in which RJR Tobacco, B&W or Lorillard Tobacco is a party. This number includes the motion to enforce, discussed below, relating to disputed payments under the State Settlement Agreements.

In May 2006, the State of Florida filed a motion, in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida, to enforce the Florida settlement agreement, referred to as the Florida Settlement Agreement, for an accounting by B&W and for an Order of Contempt. The State asserted that B&W failed to report in its net operating profit on its shipments, cigarettes manufactured by B&W under contract for Star Tobacco or its parent, Star Scientific, Inc. The State is seeking approximately $12.4 million in additional payments under the Florida Settlement Agreement, as well as $17.0 million in interest payments. This matter is currently in the discovery phase.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

On January 27, 2017, RJR Tobacco filed a motion asserting that ITG failed to use its reasonable best efforts to join the Florida Settlement Agreement and breached the asset purchase agreement relating to the Divestiture. Accordingly, RJR Tobacco filed a motion for leave to allow a supplemental pleading for breach by ITG of its obligations regarding joinder into the Florida Settlement Agreement. On March 30, 2017, the Florida court ruled that ITG should be joined into the enforcement action. Discovery related to the various motions is now underway.

On February 17, 2017, ITG filed a complaint in the Court of Chancery of the State of Delaware seeking declaratory relief and a motion for a temporary restraining order against RAI and RJR Tobacco. In its complaint, ITG asked the court to declare various matters related to its rights and obligations under the asset purchase agreement (and related documents). In its motion, ITG asked for an injunction barring RAI and/or RJR Tobacco from alleging in the Florida enforcement litigation that ITG had breached the asset purchase agreement and requiring these companies to litigate issues under the asset purchase agreement in Delaware. A hearing was held on ITG’s complaint and motion on March 1, 2017. After argument, the court entered a temporary restraining order that enjoined RAI and RJR Tobacco from “taking offensive action to assert claims against ITG Brands” in the Florida enforcement action, but the order does not prevent RJR Tobacco from making arguments in response to claims asserted by the State of Florida, Philip Morris USA, Inc. or ITG in the Florida enforcement litigation. On March 24, 2017, RAI and RJR Tobacco answered the ITG complaint and filed a motion to stay proceedings in Delaware pending the outcome of the Florida enforcement litigation. The motion for stay filed by RAI and RJR Tobacco is pending.

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

The arbitration panel contemplated by the MSA and the Arbitration Agreement was selected, and proceedings before the panel with respect to the 2003 NPM Adjustment claim began in July 2010. Following the completion of document and deposition discovery, on November 3, 2011, RJR Tobacco and the other PMs advised the Arbitration Panel that they were not contesting the “diligent enforcement” of 12 states and the four U.S. territories with a combined allocable share of less than 14%. The “diligent enforcement” of the remaining 33 settling states, the District of Columbia and Puerto Rico was contested and became the subject of further proceedings. A common issues hearing was held in April 2012, and state specific evidentiary hearings with respect to the contested states were initiated.

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

•

Missouri dropped its challenge to the finding of non-diligence entered against it. However, the state court in Missouri entered an order that modified the judgment reduction method that had been adopted by the Arbitration Panel which reduced RJR Tobacco’s and Lorillard Tobacco’s recovery from this state by $21.4 million and $3.8 million, respectively. Upon appeal, in September 2015, the intermediate appellate court in Missouri reversed the trial court ruling. Missouri appealed that ruling to the Missouri Supreme Court. On February 14, 2017, the Missouri Supreme Court ruled that the judgment reduction method adopted by the Arbitration Panel should be modified as originally ordered by the court.

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

As noted above, the effect from the four non-diligent states, Pennsylvania, Missouri, Maryland and New Mexico, no longer challenging the findings of non-diligence entered against them by the Arbitration Panel was that a certain portion of the potential recovery from these four states was probable and reasonably estimable. Consequently, $6 million and $93 million was recognized as a reduction of cost of products sold in RAI’s consolidated statements of income for the year ended December 31, 2016 and 2015, respectively.

RJR Tobacco now estimates that the maximum remaining amount of its claim and Lorillard Tobacco’s claim with respect to the 2003 NPM Adjustment claim is $6 million and $1 million, respectively, plus any applicable interest and earnings. Until such time RJR Tobacco’s appeal of the New Mexico state court’s ruling that modified the judgment reduction method adopted by the Arbitration Panel has been resolved, including any necessary appeals, uncertainty exists as to the timing, process and amount of RJR Tobacco’s ultimate recovery with respect to its remaining share of the 2003 NPM Adjustment claim and, accordingly, no additional amounts have been recognized in RAI’s condensed consolidated financial statements (unaudited) as of March 31, 2017.

NPM Adjustment Claims for 2004-2016. From 2006 to 2008, proceedings (including significant factor arbitrations before an independent economic consulting firm) were initiated with respect to the NPM Adjustment for 2004, 2005 and 2006. Ultimately, the Adjustment Requirements were satisfied with respect to each of these NPM Adjustments.

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

Based on the payment calculations of the Independent Auditor and the agreements described above regarding the significant factor determinations, the Adjustment Requirements have been satisfied with respect to the NPM Adjustments for fiscal years 2007 to 2014. The approximate maximum principal amounts of RJR Tobacco’s and Lorillard Tobacco’s shares of the disputed NPM Adjustments for the years 2004 through 2014 (in millions), as currently calculated by the Independent Auditor, and the remaining amounts after the settlements of certain NPM Adjustments claims (see below), are as follows (1):

	RJR Tobacco		Lorillard Tobacco
Volume Year	Disputed	Remaining after settlements	Disputed	Remaining after settlements
2004	$562	$200	$111	$39
2005	445	158	76	27
2006	419	149	73	26
2007	435	157	83	30
2008	468	169	104	38
2009	472	171	107	39
2010	470	170	119	44
2011	422	152	88	32
2012	430	156	97	36
2013	457	165	92	34
2014	433	156	93	34

(1)	The amounts shown above do not include the interest or earnings thereon to which RJR Tobacco and Lorillard Tobacco believe they would be entitled under the MSA.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In addition to the above, SFNTC’s portion of the disputed NPM Adjustments for the years 2004 through 2014 is approximately $67 million and the remaining amount after the settlements is approximately $25 million.

The 2015 volume year NPM Adjustments for RJR Tobacco, Lorillard Tobacco and SFNTC are $482 million, $41 million, and $18 million, respectively.

The 2016 volume year NPM Adjustments for RJR Tobacco and SFNTC are $505 million and $22 million, respectively.

The 2004 NPM Adjustment proceeding is underway before two overlapping panels, with one panel hearing the issues with respect to five states and the other panel hearing the issues as to the remaining states that will be part of the arbitration. A revised case management order governing the arbitration was entered on January 4, 2017. Under the timing established by that case management order, it is expected that discovery in the arbitration proceedings will be completed by the end of the second quarter of 2017. A hearing on common issues will take place starting in June 2017. State specific evidentiary hearings are expected to begin in the fourth quarter of 2017 and will likely conclude by the end of the third quarter of 2018. Diligent enforcement rulings from the panels are likely by the end of the fourth quarter of 2018. RJR Tobacco’s and Lorillard Tobacco’s remaining claim with respect to 2004 is approximately $239 million collectively.

Missouri obtained an order from the Missouri court of appeals for a separate state specific arbitration of the diligent enforcement issue, but on appeal, the Missouri Supreme Court ordered Missouri to participate in the nationwide arbitration of the 2004 NPM Adjustment. Also, in the context of the 2003 NPM Adjustment proceedings, Montana obtained a ruling from the Montana Supreme Court that the issue of diligent enforcement under the MSA must be heard before that state’s MSA court. Finally, New Mexico and the four U.S. territories have been asked to join the 2004 NPM Adjustment Arbitration, but have not yet done so. New Mexico has, however, been ordered by its state court to participate in the nationwide arbitration, although it is appealing that order.

Due to the uncertainty over the final resolution of the 2004-2016 NPM Adjustment claims asserted by RJR Tobacco (including Lorillard Tobacco claims) and SFNTC, no assurances can be made related to the amounts, if any, that will be realized or any amounts (including interest) that will be owed, except as described below related to the partial settlement of certain NPM Adjustment claims.

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

In June 2014, Kentucky and Indiana, both of which were among the states found “non-diligent” by the Arbitration Panel, joined the Term Sheet on financial terms more favorable to the industry than those agreed to by the original signatory states. In April 2017, Rhode Island and Oregon joined the Term Sheet settlement. Twenty-six jurisdictions have now joined the Term Sheet settlement representing approximately 51.73% allocable share.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On October 20, 2015, RJR Tobacco and certain other PMs (including SFNTC) entered into the NY Settlement Agreement with the State of New York to settle certain claims related to the NPM Adjustment. The NY Settlement Agreement resolves NPM Adjustment claims related to payment years from 2004 through 2014 and puts in place a new method to determine future adjustments from 2015 forward as to New York. With the addition of New York’s allocable share of 12.76%, RJR Tobacco has resolved the 2004 through 2014 NPM Adjustments with 27 jurisdictions, representing approximately 64.49% allocable share.

For additional information related to the Term Sheet and the NY Settlement Agreement, see “— Cost of Products Sold” in note 1.

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

•

JTI also has sought indemnification relating to a Statement of Claim filed on April 23, 2010, in the Ontario Superior Court of Justice, London, against JTI Macdonald Corp., referred to as JTI-MC, by the Ontario Flue-Cured Tobacco Growers’ Marketing Board, referred to as the Board, Andy J. Jacko, Brian Baswick, Ron Kichler, and Aprad Dobrenty, proceeding on their own behalf and on behalf of a putative class of Ontario tobacco producers that sold tobacco to JTI-MC during the period between January 1, 1986 and December 31, 1996, referred to as the Class Period, through the Board pursuant to certain agreements. The Statement of Claim seeks recovery for damages allegedly incurred by the class representatives and the putative class for tobacco sales during the Class Period made at the contract price for duty free or export cigarettes with respect to cigarettes that, rather than being sold duty free or for export, purportedly were sold in Canada, which allegedly breached one or more of a series of contracts dated between June 4, 1986, and July 3, 1996. Appeals taken from an unsuccessful motion to dismiss the action as barred by the statute of limitations were ultimately denied on November 4, 2016. Certification proceedings are pending.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Fontem Patent Litigation. On April 4, 2016, a case was filed in federal court, Fontem Ventures B.V. and Fontem Holdings 1 B.V. v. R. J. Reynolds Vapor Company (U.S.D.C. C.D. Cal.), which alleges that VUSE products infringe four patents owned by Fontem purportedly directed to e-cigarettes. On May 3, 2016, Fontem filed a second complaint asserting that the VUSE products infringe two additional Fontem patents purportedly directed to e-cigarettes. On June 22, 2016, Fontem filed a third complaint asserting that the VUSE products infringe one additional Fontem patent purportedly directed to e-cigarettes. RJR Vapor filed an answer in the first case on June 27, 2016, and an amended answer on July 25, 2016. RJR Vapor also filed answers in the second and third cases on July 25, 2016. On June 29, 2016, RJR Vapor filed a motion to transfer the three cases to the Middle District of North Carolina, which was granted on August 8, 2016. The cases are now pending in the Middle District of North Carolina. On March 1, 2017, Fontem filed a fourth complaint in the Middle District of North Carolina asserting that the VUSE products infringe eight additional Fontem patents. RJR Vapor filed an answer to the fourth complaint on April 24, 2017. On April 14, 2017, Fontem filed a motion to amend the now-consolidated three prior actions to add certain Reynolds Defendants as additional defendants, and a response to the motion will be filed on May 5, 2017.

Also, to date, RJR Vapor has filed multiple petitions for inter partes review against six of the 15 asserted patents. Three of the petitions have been granted, five denied, and the others are still pending decision.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Smokeless Tobacco Litigation

In 1999, when the IPIC litigation was first filed, the named defendants included manufacturers of smokeless products, including Conwood Company, LLC (now known as American Snuff Company, LLC) and others. When the IPIC plaintiffs filed discovery responses in IPIC listing the products they used, 41 of them listed a smokeless product. Six of those 41 plaintiffs listed a brand owned by American Snuff (Levi Garrett). Seven listed a brand (Beechnut) once manufactured by Lorillard Tobacco (now manufactured by National Tobacco Company). On December 3, 2001, the IPIC court severed all smokeless claims and all smokeless defendants from IPIC. There was no order staying the case during IPIC. In the ensuing 15 years, the plaintiffs in the severed cases did nothing to pursue the cases. The plaintiffs now seek to activate various smokeless claims, including certain plaintiffs whose cases were dismissed in IPIC after severance of the smokeless claims and whose claims are not counted in the 41 claims described above. After a status conference on July 11, 2016, the court set a schedule for briefing the issue of whether the severed claims should be dismissed because of the prolonged inaction in the case. On January 25, 2017, the trial court denied the defendants’ motion to dismiss those claims as abandoned. The plaintiffs are now free to move forward with their claims, and an initial schedule for discovery has been set through 2019.

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

A non-jury trial was held in January and February 2010. On February 25, 2013, the district court dismissed the case with prejudice, finding that a hypothetical prudent fiduciary could have made the same decision and thus the plan’s loss was not caused by the procedural prudence which the court found to have existed. On August 4, 2014, the Fourth Circuit Court of Appeals, referred to as Fourth Circuit, reversed, holding that the district court applied the wrong standard when it held that the defendants did not cause any loss to the plan, determined the test was whether a hypothetical prudent fiduciary would have made the same decision and remanded the case back to the district court to apply the “would have standard.” On February 18, 2016, the district court dismissed the case with prejudice, finding that the defendants have shown by a preponderance of the evidence that a fiduciary acting with prudence would have divested the NGH and Nabisco Funds at the time and in the manner that the defendants did. On March 17, 2016, the plaintiff appealed arguing that the district court erred in finding that a hypothetical prudent fiduciary would have divested the NGH and Nabisco Funds at the same time and in the same manner as RJR. On April 28, 2017, the Fourth Circuit affirmed the district court’s judgment in favor of RJR. The plaintiff’s petition for rehearing is due May 12, 2017.

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

Shareholder Case

RAI, the members of the RAI board of directors and BAT have been named as defendants in a putative class-action lawsuit captioned Corwin v. British American Tobacco PLC, brought in North Carolina state court, referred to as the North Carolina Action, by a person identifying himself as a shareholder of RAI. The North Carolina Action was initiated on August 8, 2014, and an amended complaint was filed on November 7, 2014. The amended complaint generally alleges, among other things, that the members of the RAI board of directors breached their fiduciary duties to RAI shareholders by approving the share purchase by BAT and the sharing of technology with BAT, as well as that there were various conflicts of interest in the transaction. More specifically, the amended complaint alleges that (1) RAI aided and abetted the alleged breaches of fiduciary duties by its board of directors and (2) BAT was a controlling shareholder of RAI and, as a consequence, owed other RAI shareholders fiduciary duties in connection with the BAT Share Purchase. The North Carolina Action seeks injunctive relief, damages and reimbursement of costs, among other remedies. On January 2, 2015, the plaintiff in the North Carolina Action filed a motion for a preliminary injunction seeking to enjoin temporarily the RAI shareholder meeting and votes scheduled for January 28, 2015. RAI and the RAI board of directors timely opposed that motion prior to a hearing that was scheduled to occur on January 16, 2015.

RAI believed that the North Carolina Action was without merit and that no further disclosure was necessary to supplement the Joint Proxy Statement/Prospectus under applicable laws. However, to eliminate certain burdens, expenses and uncertainties, on January 17, 2015, RAI and the director defendants in the North Carolina Action entered into the North Carolina Memorandum of Understanding regarding the settlement of the disclosure claims asserted in that lawsuit. The North Carolina Memorandum of Understanding outlines the terms of the parties’ agreement in principle to settle and release the disclosure claims which were or could have been asserted in the North Carolina Action. In consideration of the partial settlement and release, RAI agreed to make certain supplemental disclosures to the Joint Proxy Statement/Prospectus, which it did on January 20, 2015. On August 4, 2015, the trial court granted the defendants’ motions to dismiss all of the remaining non-disclosure claims. The plaintiff appealed. On February 17, 2016, the trial court approved the partial settlement, including the plaintiff’s unopposed request for $415,000 in attorneys’ fees and costs. The partial settlement did not affect the consideration paid to Lorillard shareholders in connection with the Lorillard Merger. On December 20, 2016, the North Carolina Court of Appeals affirmed the trial court’s dismissal of the claims against RAI and RAI’s Board of Directors on the grounds that the plaintiff could not state a direct claim against RAI’s Board of Directors for breach of fiduciary duties. The Court of Appeals reversed the dismissal of the claims against BAT. On January 4, 2017, BAT filed a motion for rehearing en banc of the Court of Appeals’ opinion, which was denied on February 2, 2017. On February 27, 2017, BAT petitioned the North Carolina Supreme Court for review of the Court of Appeals’ decision.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Note 8 — Shareholders’ Equity

	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of December 31, 2016	$—	$18,285	$3,740	$(314)	$21,711
Net income	—	—	780	—	780
Retirement benefits, net of $4 million tax benefit	—	—	—	(4)	(4)
Cumulative translation adjustment and other, net of $1 million tax expense	—	—	—	3	3
Dividends - $0.51 per share	—	—	(730)	—	(730)
Common stock repurchased	—	(73)	—	—	(73)
Equity incentive award plan and stock-based compensation	—	19	—	—	19
Balance as of March 31, 2017	$—	$18,231	$3,790	$(315)	$21,706

	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of December 31, 2015	$—	$18,402	$188	$(338)	$18,252
Net income	—	—	3,565	—	3,565
Retirement benefits, net of $4 million tax benefit	—	—	—	(6)	(6)
Long-term investments, net of $1 million tax expense	—	—	—	(1)	(1)
Hedging instruments, net of $6 million tax expense	—	—	—	11	11
Cumulative translation adjustment and other, net of $11 million tax expense	—	—	—	22	22
Dividends - $0.42 per share	—	—	(602)	—	(602)
Common stock repurchased	—	(125)	—	—	(125)
Equity incentive award plan and stock-based compensation	—	21	—	—	21
Excess tax benefit on stock-based compensation plans	—	26	—	—	26
Balance as of March 31, 2016	$—	$18,324	$3,151	$(312)	$21,163

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2017 were as follows:

	Retirement Benefits	Cumulative Translation Adjustment and Other	Total
Balance as of December 31, 2016	$(255)	$(59)	$(314)
Other comprehensive income before reclassifications	—	3	3
Amounts reclassified from accumulated other comprehensive loss	(4)	—	(4)
Net current-period other comprehensive income (loss)	(4)	3	(1)
Balance as of March 31, 2017	$(259)	$(56)	$(315)

The components of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2016, were as follows:

	Retirement Benefits	Long-Term Investments	Hedging Instruments	Cumulative Translation Adjustment and Other	Total
Balance as of December 31, 2015	$(244)	$(14)	$(11)	$(69)	$(338)
Other comprehensive income (losses) before reclassifications	—	1	—	(5)	(4)
Amounts reclassified from accumulated other comprehensive loss	(6)	(2)	11	27	30
Net current-period other comprehensive income (loss)	(6)	(1)	11	22	26
Balance as of March 31, 2016	$(250)	$(15)	$—	$(47)	$(312)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidated statement of income (unaudited) for the three months ended March 31, were as follows:

Components	Amounts Reclassified		Affected Line Item
	2017	2016
Retirement benefits:
Amortization of prior service credit	$(4)	$(5)	Cost of products sold
Amortization of prior service credit	(4)	(5)	Selling, general and administrative expenses
	(8)	(10)	Operating income
Deferred taxes	4	4	Provision for income taxes
Net of tax	(4)	(6)	Net income

Long-term investments:
Realized gain on long-term investments	—	(3)	Other expense, net
Deferred taxes	—	1	Provision for income taxes
Net of tax	—	(2)	Net income

Hedging instruments:
Forward starting interest rate contracts	—	16	Other expense, net
Amortization of realized loss	—	1	Interest and debt expense
	—	17	Income before income taxes
Deferred taxes	—	(6)	Provision for income taxes
Net of tax	—	11	Net income

Cumulative translation adjustment and other:
Derecognition of cumulative translation adjustment	—	27	Gain on divestiture
Total reclassifications	$(4)	$30	Net income

Share Repurchases and Other

Restricted stock units granted in March 2014 under the Amended and Restated 2009 Omnibus Incentive Compensation Plan, referred to as the Omnibus Plan, vested in March 2017 and were settled with the issuance of 2,104,718 shares of RAI common stock. In addition, during the first three months of 2017, at a cost of $49 million, RAI purchased 803,697 shares of RAI common stock that were forfeited and cancelled with respect to tax liabilities associated with restricted stock units vesting under the Omnibus Plan.

On July 25, 2016, the board of directors of RAI authorized the repurchase, from time to time, on or before December 31, 2018, of up to $2 billion of outstanding shares of RAI common stock in open-market or privately negotiated transactions, referred to as the Share Repurchase Program. The purchases are subject to prevailing market and business conditions, and the program may be terminated or suspended at any time. In connection with the Share Repurchase Program, B&W and Louisville Securities Limited, referred to as LSL, wholly owned subsidiaries of BAT, entered into an agreement, referred to as the Share Repurchase Agreement, with RAI, pursuant to which BAT and its subsidiaries will participate in the Share Repurchase Program on a basis approximately proportionate with BAT’s and its subsidiaries’ ownership of RAI’s common stock. During 2016, RAI repurchased 1,565,698 shares of RAI common stock for $75 million in accordance with the Share Repurchase Program. Subject to certain exceptions, the Merger Agreement places restrictions on RAI’s ability to repurchase its common stock. As a result, RAI did not repurchase any shares under the Share Repurchase Program during the first three months of 2017 and does not expect to make future repurchases under the Share Repurchase Program while the Merger Agreement is in effect.

In November 2011, RAI, B&W and BAT entered into Amendment No. 3 to the Governance Agreement, pursuant to which RAI has agreed that, so long as the beneficial ownership interest of BAT and its subsidiaries in RAI has not dropped below 25%, if RAI issues shares of its common stock or any other RAI equity security to certain designated persons, including its directors, officers or employees, then RAI will repurchase a number of shares of outstanding RAI common stock so that the number of outstanding shares of RAI common stock are not increased, and the beneficial ownership interest of BAT and its subsidiaries in RAI is not decreased, by such issuance after taking into account such repurchase. In February 2017, RAI and BAT entered into a letter agreement, pursuant to which BAT waived the requirement that RAI share repurchases required to be made by RAI pursuant to Amendment No. 3 to the Governance Agreement be made within the time period set forth in that amendment, and permitted RAI to make repurchases in a manner that qualifies for the affirmative defense and safe harbor provided by Rules 10b5-1 and 10b-18 under the Exchange Act,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

respectively. Pursuant to the letter agreement, BAT also waived compliance with the general prohibition on repurchases contained in the Merger Agreement to permit RAI to make these repurchases. During the first three months of 2017, RAI repurchased 396,062 shares of RAI common stock for $24 million in accordance with the Governance Agreement.

Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased were cancelled at time of purchase.

On February 8, 2017, RAI’s board of directors declared a quarterly cash dividend of $0.51 per common share, payable to shareholders of record as of March 10, 2017.

Note 9 — Stock Plans

Three-Year Grant

In February 2017, the board of directors of RAI approved a grant to key employees of RAI and its subsidiaries, effective March 1, 2017, of 970,240 nonvested restricted stock units under the Omnibus Plan. The restricted stock units generally will vest on March 1, 2020. Upon settlement, each grantee will receive a number of shares of RAI’s common stock equal to the product of the number of vested units and a percentage up to 150% based on the average RAI annual incentive award plan score over the three-year period ending December 31, 2019.

As an equity-based grant, compensation expense relating to the 2017 grant will take into account the vesting period lapsed and will be calculated based on the per share closing price of RAI common stock on the date of grant, or $61.93. Following the vesting date, each grantee will receive a cash dividend equivalent payment equal to the aggregate amount of dividends per share paid on shares of RAI common stock during the performance period multiplied by the actual number of restricted stock units earned by the grantee. If RAI fails to pay its shareholders cumulative dividends of at least $6.12 per share for the three-year performance period ending December 31, 2019, then each award will be reduced by an amount equal to three times the percentage of the dividend underpayment, up to a maximum reduction of 50%. The Company’s policy is to account for forfeitures as they occur. Outstanding grants have certain change-of-control terms that either permit assumption of the grants by the acquiring entity for the remaining term or provide for pro-rata or full vesting of the awards upon a change of control.

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

As an equity-based grant, compensation expense relating to this one-year grant will take into account the vesting period lapsed and will be calculated based on the per share closing price of RAI common stock as of the end of each quarter, which was $63.02 as of March 31, 2017. Following the vesting date, the grantee will receive a cash dividend equivalent payment equal to the aggregate amount of dividends per share paid on shares of RAI common stock during the performance period multiplied by the actual number of restricted stock units earned by the grantee. If RAI fails to pay its shareholders cumulative dividends of at least $1.68 per share for the one-year performance period ending April 30, 2017, then the award will be reduced by an amount equal to three times the percentage of the dividend underpayment, up to a maximum reduction of 50%.

Note 10 — Segment Information

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

RJR Tobacco is RAI’s largest reportable operating segment, and is the second largest tobacco company in the United States. Its brands include three of the top four best-selling cigarettes in the United States: NEWPORT, CAMEL and PALL MALL. These brands, and its other brands, including DORAL, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. As part of its total tobacco strategy, RJR Tobacco offers a smokeless tobacco product, CAMEL Snus. RJR Tobacco manages contract manufacturing of cigarettes and tobacco products through arrangements with BAT affiliates, and manages the export of tobacco products to U.S. territories, U.S. duty-free shops and U.S. overseas military bases. In the United States, RJR Tobacco also manages the premium cigarette brands DUNHILL, which RJR Tobacco licenses from BAT and one or more of its subsidiaries, collectively referred to as the BAT Group, and STATE EXPRESS 555, which RJR Tobacco licenses from CTBAT International Co. Ltd., referred to as CTBAT, a joint venture between the BAT Group and China National Tobacco Corporation, referred to as CNTC.

Santa Fe manufactures and markets premium cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand in the United States.

American Snuff is the second largest smokeless tobacco products manufacturer in the United States, and offers adult tobacco consumers a range of differentiated smokeless tobacco products, primarily moist snuff. The moist snuff category is divided into premium, price-value and popular-price brands. American Snuff’s primary brands include its largest selling moist snuff brands, GRIZZLY, in the price-value category, and KODIAK, in the premium category.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Segment Data:

	For the Three Months Ended March 31,
	2017	2016
Net sales:
RJR Tobacco	$2,371	$2,411
Santa Fe	238	218
American Snuff	242	216
All Other	98	72
Consolidated net sales	$2,949	$2,917
Operating income (loss):
RJR Tobacco	$1,083	$1,107
Santa Fe	144	123
American Snuff	157	133
All Other	(27)	(34)
Gain on divestiture	—	4,861
Corporate expense	(31)	(48)
Consolidated operating income	$1,326	$6,142
Reconciliation to income before income taxes:
Consolidated operating income	$1,326	$6,142
Interest and debt expense	149	174
Interest income	(2)	(3)
Other expense, net	4	252
Income before income taxes	$1,175	$5,719

Note 11 — Related Party Transactions

On January 16, 2017, RAI, BAT, a subsidiary of BAT, and Merger Sub entered into the Merger Agreement, pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into RAI, with RAI surviving as a wholly owned subsidiary of BAT. For additional information see “— Proposed Merger with BAT” in note 1.

RAI and RAI’s operating subsidiaries engage in transactions with affiliates of BAT. BAT, through its subsidiaries, beneficially owns approximately 42% of RAI’s outstanding common stock. A summary of balances and transactions with such BAT affiliates is as follows:

	March 31, 2017	December 31, 2016
Current Balances:
Accounts receivable, related party	$39	$113
Due to related party	4	7
Deferred revenue, related party	122	66

Long-term Balances:
Long-term deferred revenue, related party	$29	$39

	For the Three Months Ended March 31,
Significant transactions:	2017	2016
Net sales	$38	$55
Purchases	1	2

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

RJR Tobacco sells contract-manufactured cigarettes, tobacco leaf and processed tobacco to BAT affiliates. In December 2012, RJR Tobacco entered into an amendment to its contract manufacturing agreement (relating to the production of cigarettes to be sold in Japan) with a BAT affiliate, which amendment, among other things, requires either party to provide three years’ notice to the other party to terminate the agreement without cause, with any such notice to be given no earlier than January 1, 2016. In January 2016, RJR Tobacco received written notice from a BAT affiliate terminating that contract manufacturing agreement effective January 5, 2019. In July 2016, RJR Tobacco further amended the contract manufacturing agreement with a BAT affiliate to permit an early transition of the cigarette production covered by the agreement to BAT facilities over several months beginning in the fourth quarter of 2016. The amendment provides for a BAT affiliate to make a payment to RJR Tobacco of $89.6 million, in exchange for RJR Tobacco’s commitment to provide contingent manufacturing capacity to a BAT affiliate through December 31, 2018. Of this amount, $40.1 million was recorded as current deferred revenue, and $29.2 million was recorded as long-term deferred revenue in RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2017. The first installment of $7.4 million was received in September 2016. The second installment of $82.2 million was received in March 2017. RJR Tobacco will recognize the income ratably from the effective date of the amendment to December 31, 2018. Net sales to BAT affiliates, primarily cigarettes, represented approximately 1% and 2% of RAI’s total net sales during the three months ended March 31, 2017 and 2016, respectively.

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

In connection with the Share Repurchase Program, B&W and LSL, wholly owned subsidiaries of BAT, entered into the Share Repurchase Agreement on July 25, 2016, with RAI, pursuant to which BAT and its subsidiaries will participate in the Share Repurchase Program on a basis approximately proportionate with BAT’s and its subsidiaries’ ownership of RAI’s common stock. Under the Share Repurchase Agreement, RAI repurchased 660,385 shares of RAI common stock for $32 million from BAT and its subsidiaries during 2016. Subject to certain exceptions, the Merger Agreement places restrictions on RAI’s ability to repurchase its common stock. As a result, RAI did not repurchase any shares under the Share Repurchase Program during the first three months of 2017, and does not expect to make future repurchases under the Share Repurchase Program while the Merger Agreement is in effect.

In January 2016, prior to the sale of the international rights to the NATURAL AMERICAN SPIRIT brand to JTI, SFRTI paid $6 million to a BAT affiliate pursuant to a contract manufacturing agreement, whereby the BAT affiliate agreed to contract manufacture certain tobacco products for SFRTI. The $6 million fee paid to amend the contract was recognized within selling, general and administrative expenses in the condensed consolidated statements of income (unaudited).

In December 2015, RJR Tobacco and Nicoventures Holdings Limited, a subsidiary of BAT, signed a technology sharing and development services agreement, pursuant to which the companies will collaborate on the development of next generation vapor products.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 12 — RAI Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements

The following condensed consolidating financial statements relate to the guaranties of RAI’s $12.7 billion aggregate principal amount of unsecured notes. Certain of RAI’s direct, wholly owned subsidiaries and certain of its indirectly owned subsidiaries have fully and unconditionally, and jointly and severally, guaranteed these notes. Such guarantees may be released or terminated under certain circumstances. See note 6 to condensed consolidated financial statements (unaudited). The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent issuer; RJR, RJR Tobacco, American Snuff Co., SFNTC and certain of RAI’s other subsidiaries, the Guarantors; other direct and indirect subsidiaries of RAI that are not Guarantors; and elimination adjustments.

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2017
Net sales	$—	$2,903	$48	$(40)	$2,911
Net sales, related party	—	38	—	—	38
Net sales	—	2,941	48	(40)	2,949
Cost of products sold	—	1,194	43	(38)	1,199
Selling, general and administrative expenses	15	374	29	—	418
Amortization expense	—	5	1	—	6
Operating income (loss)	(15)	1,368	(25)	(2)	1,326
Interest and debt expense	147	18	4	(20)	149
Interest income	(20)	(2)	—	20	(2)
Other (income) expense, net	1	(10)	3	10	4
Income (loss) from before income taxes	(143)	1,362	(32)	(12)	1,175
Provision for (benefit from) income taxes	(75)	480	(10)	—	395
Equity income (loss) from subsidiaries	848	(5)	—	(843)	—
Net income (loss)	$780	$877	$(22)	$(855)	$780

For the Three Months Ended March 31, 2016
Net sales	$—	$2,839	$49	$(26)	$2,862
Net sales, related party	—	55	—	—	55
Net sales	—	2,894	49	(26)	2,917
Cost of products sold	—	1,149	43	(27)	1,165
Selling, general and administrative expenses	16	401	48	—	465
Gain on divestiture	—	(4,843)	(16)	(2)	(4,861)
Amortization expense	—	6	—	—	6
Operating income (loss)	(16)	6,181	(26)	3	6,142
Interest and debt expense	174	23	2	(25)	174
Interest income	(26)	(2)	—	25	(3)
Other (income) expense, net	240	(6)	7	11	252
Income (loss) before income taxes	(404)	6,166	(35)	(8)	5,719
Provision for (benefit from) income taxes	(142)	2,308	(12)	—	2,154
Equity income from subsidiaries	3,827	—	—	(3,827)	—
Net income (loss)	$3,565	$3,858	$(23)	$(3,835)	$3,565

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Comprehensive Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2017
Net income (loss)	$780	$877	$(22)	$(855)	$780
Other comprehensive income (loss), net of tax:
Retirement benefits	(4)	(3)	1	2	(4)
Cumulative translation adjustment and other	3	3	4	(7)	3
Comprehensive income (loss)	$779	$877	$(17)	$(860)	$779

For the Three Months Ended March 31, 2016
Net income (loss)	$3,565	$3,858	$(23)	$(3,835)	$3,565
Other comprehensive income (loss), net of tax:
Retirement benefits	(6)	(6)	—	6	(6)
Long-term investments	(1)	(1)	—	1	(1)
Hedging instruments	11	—	—	—	11
Cumulative translation adjustment and other	22	22	33	(55)	22
Comprehensive income	$3,591	$3,873	$10	$(3,883)	$3,591

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the three months ended March 31, 2017, were as follows:

Components	Amounts Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Retirement benefits:
Amortization of prior service credit	$—	$(4)	$—	$—	$(4)	Cost of products sold
Amortization of prior service credit	—	(4)	—	—	(4)	Selling, general and administrative expenses
	—	(8)	—	—	(8)	Operating income (loss)
Deferred taxes	—	4	—	—	4	Provision for (benefit from) income taxes
Net of tax	—	(4)	—	—	(4)	Net income (loss)

Equity loss from subsidiaries	(4)	—	—	4	—	Equity income (loss) from subsidiaries
Total reclassifications	$(4)	$(4)	$—	$4	$(4)	Net income (loss)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the three months ended March 31, 2016, were as follows:

Components	Amounts Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Retirement benefits:
Amortization of prior service credit	$—	$(5)	$—	$—	$(5)	Cost of products sold
Amortization of prior service credit	—	(5)	—	—	(5)	Selling, general and administrative expenses
	—	(10)	—	—	(10)	Operating income (loss)
Deferred taxes	—	4	—	—	4	Provision for (benefit from) income taxes
Net of tax	—	(6)	—	—	(6)	Net income (loss)

Long-term investments:
Realized gain on long-term investments	—	(3)	—	—	(3)	Other (income) expense, net
Deferred taxes	—	1	—	—	1	Provision for (benefit from) income taxes
Net of tax	—	(2)	—	—	(2)	Net income (loss)

Hedging instruments:
Forward starting interest rate contracts	16	—	—	—	16	Other (income) expense, net
Amortization of realized loss	1	—	—	—	1	Interest and debt expense
	17	—	—	—	17	Income (loss) before income taxes
Deferred taxes	(6)	—	—	—	(6)	Provision for (benefit from) income taxes
Net of tax	11	—	—	—	11	Net income (loss)

Cumulative translation adjustment and other:
Derecognition of cumulative translation adjustment	—	—	27	—	27	Gain on divestiture

Equity income from subsidiaries	19	27	—	(46)	—	Equity income from subsidiaries
Total reclassifications	$30	$19	$27	$(46)	$30	Net income (loss)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2017
Cash flows from (used in) operating activities	$646	$2,014	$(48)	$(751)	$1,861
Cash flows from (used in) investing activities:
Capital expenditures	—	(32)	(1)	—	(33)
Return of intercompany investments	145	—	—	(145)	—
Other, net	53	12	—	(64)	1
Net cash flows from (used in) investing activities	198	(20)	(1)	(209)	(32)
Cash flows from (used in) financing activities:
Dividends paid on common stock	(656)	(740)	—	740	(656)
Repurchase of common stock	(73)	—	—	—	(73)
Dividends paid on preferred stock	(11)	—	—	11	—
Distribution of equity	—	(145)	—	145	—
Other, net	(11)	(100)	47	64	—
Net cash flows from (used in) financing activities	(751)	(985)	47	960	(729)
Effect of exchange rate changes on cash and cash equivalents	—	—	3	—	3
Net change in cash and cash equivalents	93	1,009	1	—	1,103
Cash and cash equivalents at beginning of period	726	997	328	—	2,051
Cash and cash equivalents at end of period	$819	$2,006	$329	$—	$3,154

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2016
Cash flows from (used in) operating activities	$(563)	$2,009	$(30)	$(283)	$1,133
Cash flows from (used in) investing activities:
Capital expenditures	—	(39)	(4)	—	(43)
Proceeds from settlement of short-term investments	—	159	—	—	159
Proceeds from divestiture	5,014	—	—	—	5,014
Return of intercompany investments	412	26	—	(438)	—
Other, net	20	12	—	(31)	1
Net cash flows from (used in) investing activities	5,446	158	(4)	(469)	5,131
Cash flows from (used in) financing activities:
Dividends paid on common stock	(514)	(247)	(25)	272	(514)
Repurchase of common stock	(125)	—	—	—	(125)
Early extinguishment of debt	(3,642)	—	—	—	(3,642)
Premiums paid for early extinguishment of debt	(206)	—	—	—	(206)
Proceeds from termination of interest rate swaps	—	66	—	—	66
Debt financing fees	(7)	—	—	—	(7)
Excess tax benefit on stock-based compensation plans	26	—	—	—	26
Dividends paid on preferred stock	(11)	—	—	11	—
Distribution of equity	—	(412)	(26)	438	—
Other, net	(11)	(20)	—	31	—
Net cash flows used in financing activities	(4,490)	(613)	(51)	752	(4,402)
Effect of exchange rate changes on cash and cash equivalents	—	—	12	—	12
Net change in cash and cash equivalents	393	1,554	(73)	—	1,874
Cash and cash equivalents at beginning of period	575	1,544	448	—	2,567
Cash and cash equivalents at end of period	$968	$3,098	$375	$—	$4,441

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
March 31, 2017
Assets
Cash and cash equivalents	$819	$2,006	$329	$—	$3,154
Accounts receivable	—	50	5	—	55
Accounts receivable, related party	—	39	—	—	39
Other receivables	431	32	60	(510)	13
Inventories	—	1,541	54	(3)	1,592
Other current assets	17	257	3	(27)	250
Total current assets	1,267	3,925	451	(540)	5,103
Property, plant and equipment, net of accumulated depreciation	2	1,321	32	—	1,355
Trademarks and other intangible assets, net of accumulated amortization	—	29,427	13	(2)	29,438
Goodwill	—	15,976	16	—	15,992
Long-term intercompany notes receivable	1,336	138	—	(1,474)	—
Investment in subsidiaries	33,299	333	—	(33,632)	—
Other assets and deferred charges	69	49	37	(84)	71
Total assets	$35,973	$51,169	$549	$(35,732)	$51,959
Liabilities and shareholders’ equity
Accounts payable	$2	$168	$5	$—	$175
Tobacco settlement accruals	—	3,232	—	—	3,232
Due to related party	—	4	—	—	4
Deferred revenue, related party	—	122	—	—	122
Current maturities of long-term debt	448	53	—	—	501
Dividends payable on common stock	728	—	—	—	728
Other current liabilities	458	1,143	67	(539)	1,129
Total current liabilities	1,636	4,722	72	(539)	5,891
Long-term intercompany notes payable	138	800	536	(1,474)	—
Long-term debt (less current maturities)	12,393	258	—	—	12,651
Long-term deferred income taxes, net	—	9,708	—	(81)	9,627
Long-term retirement benefits (less current portion)	60	1,730	42	—	1,832
Long-term deferred revenue, related party	—	29	—	—	29
Other noncurrent liabilities	40	183	—	—	223
Shareholders' equity (deficit)	21,706	33,739	(101)	(33,638)	21,706
Total liabilities and shareholders’ equity	$35,973	$51,169	$549	$(35,732)	$51,959

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
December 31, 2016
Assets
Cash and cash equivalents	$726	$997	$328	$—	$2,051
Accounts receivable	—	62	4	—	66
Accounts receivable, related party	—	113	—	—	113
Other receivables	63	3,572	17	(3,642)	10
Inventories	—	1,604	43	(2)	1,645
Other current assets	112	238	—	3	353
Total current assets	901	6,586	392	(3,641)	4,238
Property, plant and equipment, net of accumulated depreciation	2	1,314	32	—	1,348
Trademarks and other intangible assets, net of accumulated amortization	—	29,432	14	(2)	29,444
Goodwill	—	15,976	16	—	15,992
Long-term intercompany notes receivable	1,390	148	—	(1,538)	—
Investment in subsidiaries	36,865	333	—	(37,198)	—
Other assets and deferred charges	80	52	37	(96)	73
Total assets	$39,238	$53,841	$491	$(42,475)	$51,095
Liabilities and shareholders’ equity
Accounts payable	$1	$213	$7	$—	$221
Tobacco settlement accruals	—	2,498	—	—	2,498
Due to related party	—	7	—	—	7
Deferred revenue, related party	—	66	—	—	66
Current maturities of long-term debt	448	53	—	—	501
Dividends payable on common stock	656	—	—	—	656
Other current liabilities	3,767	871	40	(3,642)	1,036
Total current liabilities	4,872	3,708	47	(3,642)	4,985
Long-term intercompany notes payable	148	900	490	(1,538)	—
Long-term debt (less current maturities)	12,404	260	—	—	12,664
Long-term deferred income taxes, net	—	9,700	—	(93)	9,607
Long-term retirement benefits (less current portion)	59	1,767	43	—	1,869
Long-term deferred revenue, related party	—	39	—	—	39
Other noncurrent liabilities	44	176	—	—	220
Shareholders' equity (deficit)	21,711	37,291	(89)	(37,202)	21,711
Total liabilities and shareholders’ equity	$39,238	$53,841	$491	$(42,475)	$51,095

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 13 — RJR Tobacco Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements

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

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2017
Net sales	$—	$2,376	$—	$587	$(52)	$2,911
Net sales, related party	—	38	—	—	—	38
Net sales	—	2,414	—	587	(52)	2,949
Cost of products sold	—	1,025	—	224	(50)	1,199
Selling, general and administrative expenses, net	15	1,319	(1)	(915)	—	418
Amortization expense	—	4	—	2	—	6
Operating income (loss)	(15)	66	1	1,276	(2)	1,326
Interest and debt expense	147	2	—	20	(20)	149
Interest income	(20)	(1)	—	(1)	20	(2)
Other (income) expense, net	1	1	(11)	3	10	4
Income (loss) before income taxes	(143)	64	12	1,254	(12)	1,175
Provision for (benefit from) income taxes	(75)	38	—	432	—	395
Equity income from subsidiaries	848	643	666	—	(2,157)	—
Net income	$780	$669	$678	$822	$(2,169)	$780

For the Three Months Ended March 31, 2016
Net sales	$—	$2,383	$—	$524	$(45)	$2,862
Net sales, related party	—	55	—	—	—	55
Net sales	—	2,438	—	524	(45)	2,917
Cost of products sold	—	1,017	—	194	(46)	1,165
Selling, general and administrative expenses, net	16	635	—	(186)	—	465
Gain on divestiture	—	—	—	(4,861)	—	(4,861)
Amortization expense	—	4	—	2	—	6
Operating income (loss)	(16)	782	—	5,375	1	6,142
Interest and debt expense	174	—	—	26	(26)	174
Interest income	(26)	(2)	(1)	—	26	(3)
Other (income) expense, net	240	4	(10)	7	11	252
Income (loss) before income taxes	(404)	780	11	5,342	(10)	5,719
Provision for (benefit from) income taxes	(142)	327	—	1,969	—	2,154
Equity income from subsidiaries	3,827	184	656	—	(4,667)	—
Net income	$3,565	$637	$667	$3,373	$(4,677)	$3,565

Condensed Consolidating Statements of Comprehensive Income

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2017
Net income	$780	$669	$678	$822	$(2,169)	$780
Other comprehensive income (loss), net of tax:
Retirement benefits	(4)	(3)	(3)	1	5	(4)
Cumulative translation adjustment and other	3	2	3	3	(8)	3
Comprehensive income	$779	$668	$678	$826	$(2,172)	$779

For the Three Months Ended March 31, 2016
Net income	$3,565	$637	$667	$3,373	$(4,677)	$3,565
Other comprehensive income (loss), net of tax:
Retirement benefits	(6)	(6)	(6)	—	12	(6)
Long-term investments	(1)	(1)	(1)	—	2	(1)
Hedging instruments	11	—	—	—	—	11
Cumulative translation adjustment and other	22	21	22	22	(65)	22
Comprehensive income	$3,591	$651	$682	$3,395	$(4,728)	$3,591

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the three months ended March 31, 2017, were as follows:

Components	Amounts Reclassified						Affected Line Item
	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
Retirement benefits:
Amortization of prior service credit	$—	$(4)	$—	$—	$—	$(4)	Cost of products sold
Amortization of prior service credit	—	(4)	—	—	—	(4)	Selling, general and administrative expenses, net
	—	(8)	—	—	—	(8)	Operating income (loss)
Deferred taxes	—	4	—	—	—	4	Provision for (benefit from) income taxes
Net of tax	—	(4)	—	—	—	(4)	Net income

Equity loss from subsidiaries	(4)	—	(4)	—	8	—	Equity income from subsidiaries
Total reclassifications	$(4)	$(4)	$(4)	$—	$8	$(4)	Net income

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the three months ended March 31, 2016, were as follows:

Components	Amounts Reclassified						Affected Line Item
	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
Retirement benefits:
Amortization of prior service credit	$—	$(5)	$—	$—	$—	$(5)	Cost of products sold
Amortization of prior service credit	—	(5)	—	—	—	(5)	Selling, general and administrative expenses, net
	—	(10)	—	—	—	(10)	Operating income (loss)
Deferred taxes	—	4	—	—	—	4	Provision for (benefit from) income taxes
Net of tax	—	(6)	—	—	—	(6)	Net income

Long-term investments:
Realized gain on long-term investments	—	(3)	—	—	—	(3)	Other (income) expense, net
Deferred taxes	—	1	—	—	—	1	Provision for (benefit from) income taxes
Net of tax	—	(2)	—	—	—	(2)	Net income

Hedging instruments:
Forward starting interest rate contracts	16	—	—	—	—	16	Other (income) expense, net
Amortization of realized loss	1	—	—	—	—	1	Interest and debt expense
	17	—	—	—	—	17	Income (loss) before income taxes
Deferred taxes	(6)	—	—	—	—	(6)	Provision for (benefit from) income taxes
Net of tax	11	—	—	—	—	11	Net income

Cumulative translation adjustment and other:
Derecognition of cumulative translation adjustment	—	—	—	27	—	27	Gain on divestiture

Equity income from subsidiaries	19	27	19	—	(65)	—	Equity income from subsidiaries
Total reclassifications	$30	$19	$19	$27	$(65)	$30	Net income

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2017
Cash flows from operating activities	$646	$2,004	$341	$334	$(1,464)	$1,861
Cash flows from (used in) investing activities:
Capital expenditures	—	(22)	—	(11)	—	(33)
Return of intercompany investments	145	12	535	—	(692)	—
Other, net	53	—	9	11	(72)	1
Net cash flows from (used in) investing activities	198	(10)	544	—	(764)	(32)
Cash flows from (used in) financing activities:
Dividends paid on common stock	(656)	(275)	(740)	(438)	1,453	(656)
Repurchase of common stock	(73)	—	—	—	—	(73)
Dividends paid on preferred stock	(11)	—	—	—	11	—
Distribution of equity	—	(535)	(145)	(12)	692	—
Other, net	(11)	—	—	(61)	72	—
Net cash flows used in financing activities	(751)	(810)	(885)	(511)	2,228	(729)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	3	—	3
Net change in cash and cash equivalents	93	1,184	—	(174)	—	1,103
Cash and cash equivalents at beginning of period	726	670	1	654	—	2,051
Cash and cash equivalents at end of period	$819	$1,854	$1	$480	$—	$3,154

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2016
Cash flows from (used in) operating activities	$(563)	$1,762	$37	$315	$(418)	$1,133
Cash flows from (used in) investing activities:
Capital expenditures	—	(29)	—	(14)	—	(43)
Proceeds from settlement of short-term investments	—	159	—	—	—	159
Proceeds from divestiture	5,014	—	—	—	—	5,014
Return of intercompany investments	412	495	598	—	(1,505)	—
Other, net	20	1	8	11	(39)	1
Net cash flows from (used in) investing activities	5,446	626	606	(3)	(1,544)	5,131
Cash flows from (used in) financing activities:
Dividends paid on common stock	(514)	—	(247)	(160)	407	(514)
Repurchase of common stock	(125)	—	—	—	—	(125)
Early extinguishment of debt	(3,642)	—	—	—	—	(3,642)
Premiums paid for early extinguishment of debt	(206)	—	—	—	—	(206)
Proceeds from termination of interest rate swaps	—	66	—	—	—	66
Debt financing fees	(7)	—	—	—	—	(7)
Excess tax benefit on stock-based compensation plans	26	—	—	—	—	26
Dividends paid on preferred stock	(11)	—	—	—	11	—
Distribution of equity	—	(580)	(412)	(513)	1,505	—
Other, net	(11)	—	—	(28)	39	—
Net cash flows used in financing activities	(4,490)	(514)	(659)	(701)	1,962	(4,402)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	12	—	12
Net change in cash and cash equivalents	393	1,874	(16)	(377)	—	1,874
Cash and cash equivalents at beginning of period	575	809	19	1,164	—	2,567
Cash and cash equivalents at end of period	$968	$2,683	$3	$787	$—	$4,441

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
March 31, 2017
Assets
Cash and cash equivalents	$819	$1,854	$1	$480	$—	$3,154
Accounts receivable	—	15	—	40	—	55
Accounts receivable, related party	—	39	—	—	—	39
Other receivables	431	6	17	4,509	(4,950)	13
Inventories	—	815	—	781	(4)	1,592
Other current assets	17	212	—	65	(44)	250
Total current assets	1,267	2,941	18	5,875	(4,998)	5,103
Property, plant and equipment, net of accumulated depreciation	2	861	—	492	—	1,355
Trademarks and other intangible assets, net of accumulated amortization	—	313	—	29,127	(2)	29,438
Goodwill	—	3,453	9,853	2,686	—	15,992
Long-term intercompany notes receivable	1,336	—	65	138	(1,539)	—
Investment in subsidiaries	33,299	22,263	23,797	—	(79,359)	—
Other assets and deferred charges	69	1,183	11	12	(1,204)	71
Total assets	$35,973	$31,014	$33,744	$38,330	$(87,102)	$51,959
Liabilities and shareholders’ equity
Accounts payable	$2	$151	$—	$22	$—	$175
Tobacco settlement accruals	—	3,013	—	219	—	3,232
Due to related party	—	4	—	—	—	4
Deferred revenue, related party	—	122	—	—	—	122
Current maturities of long-term debt	448	53	—	—	—	501
Dividends payable on common stock	728	—	—	—	—	728
Other current liabilities	458	1,825	3,589	255	(4,998)	1,129
Total current liabilities	1,636	5,168	3,589	496	(4,998)	5,891
Long-term intercompany notes payable	138	—	—	1,402	(1,540)	—
Long-term debt (less current maturities)	12,393	258	—	—	—	12,651
Long-term deferred income taxes, net	—	—	—	10,827	(1,200)	9,627
Long-term retirement benefits (less current portion)	60	1,614	27	131	—	1,832
Long-term deferred revenue, related party	—	29	—	—	—	29
Other noncurrent liabilities	40	160	—	23	—	223
Shareholders' equity	21,706	23,785	30,128	25,451	(79,364)	21,706
Total liabilities and shareholders’ equity	$35,973	$31,014	$33,744	$38,330	$(87,102)	$51,959

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
December 31, 2016
Assets
Cash and cash equivalents	$726	$670	$1	$654	$—	$2,051
Accounts receivable	—	27	—	39	—	66
Accounts receivable, related party	—	113	—	—	—	113
Other receivables	63	5	38	4,828	(4,924)	10
Inventories	—	812	—	835	(2)	1,645
Other current assets	112	195	—	43	3	353
Total current assets	901	1,822	39	6,399	(4,923)	4,238
Property, plant and equipment, net of accumulated depreciation	2	855	—	491	—	1,348
Trademarks and other intangible assets, net of accumulated amortization	—	317	—	29,129	(2)	29,444
Goodwill	—	3,453	9,853	2,686	—	15,992
Long-term intercompany notes receivable	1,390	—	73	148	(1,611)	—
Investment in subsidiaries	36,865	22,954	23,938	—	(83,757)	—
Other assets and deferred charges	80	1,204	11	13	(1,235)	73
Total assets	$39,238	$30,605	$33,914	$38,866	$(91,528)	$51,095
Liabilities and shareholders’ equity
Accounts payable	$1	$190	$—	$30	$—	$221
Tobacco settlement accruals	—	2,326	—	172	—	2,498
Due to related party	—	7	—	—	—	7
Deferred revenue, related party	—	66	—	—	—	66
Current maturities of long-term debt	448	53	—	—	—	501
Dividends payable on common stock	656	—	—	—	—	656
Other current liabilities	3,767	1,923	2	268	(4,924)	1,036
Total current liabilities	4,872	4,565	2	470	(4,924)	4,985
Long-term intercompany notes payable	148	—	—	1,463	(1,611)	—
Long-term debt (less current maturities)	12,404	260	—	—	—	12,664
Long-term deferred income taxes, net	—	—	—	10,839	(1,232)	9,607
Long-term retirement benefits (less current portion)	59	1,651	28	131	—	1,869
Long-term deferred revenue, related party	—	39	—	—	—	39
Other noncurrent liabilities	44	153	—	23	—	220
Shareholders' equity	21,711	23,937	33,884	25,940	(83,761)	21,711
Total liabilities and shareholders’ equity	$39,238	$30,605	$33,914	$38,866	$(91,528)	$51,095

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of RAI’s business, initiatives, critical accounting estimates and its consolidated results of operations and financial position. Following the overview and discussion of business initiatives, the critical accounting estimates disclose certain accounting estimates that are material to RAI’s results of operations and financial position for the periods presented in this report. The discussion and analysis of RAI’s results of operations compares the first quarter of 2017 with the first quarter of 2016. Disclosures related to liquidity and financial position as well as governmental activity complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial position and results of operations in conjunction with the financial information included in the condensed consolidated financial statements (unaudited).

Proposed Merger with BAT

On January 16, 2017, RAI, BAT, a subsidiary of BAT, and Merger Sub entered into the Merger Agreement, pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into RAI, with RAI surviving as a wholly owned subsidiary of BAT.

The BAT Merger has been approved by (1) the Transaction Committee, originally formed to review and evaluate BAT’s initial October 20, 2016 merger proposal, the BAT Merger and RAI’s other available strategic alternatives, given BAT’s existing ownership stake in RAI and representation on RAI’s Board, and (2) the Boards of Directors of both RAI and BAT. The Transaction Committee ceased to include Thomas C. Wajnert following his retirement from the RAI Board of Directors as of December 31, 2016.

At the effective time of the BAT Merger, each share of RAI common stock (other than any shares of RAI common stock owned by BAT or any of its subsidiaries and by shareholders of RAI who have properly asserted and not lost or effectively withdrawn appraisal rights) will be converted into the right to receive (1) a number of BAT ADSs representing 0.5260 of a BAT ordinary share, plus (2) $29.44 in cash, without interest, and subject to adjustment to prevent dilution.

The BAT Merger is subject to customary closing conditions, including RAI and BAT shareholder approvals, including the approval of the BAT Merger by a majority of the outstanding shares of RAI common stock entitled to vote and present (in person or by proxy) and voting at the special meeting that are not owned, directly or indirectly, by BAT or its subsidiaries or any of RAI’s subsidiaries, and certain regulatory approvals. On March 9, 2017, RAI and BAT announced that the waiting period under the HSR Act, with respect to the BAT Merger, expired without request for additional information. On April 5, 2017, RAI and BAT announced that BAT obtained unconditional antitrust approval from the Japanese authorities in relation to the BAT Merger. As a result of the foregoing, the conditions related to antitrust approvals required as part of the closing conditions to the BAT Merger have been satisfied. The Merger Agreement contains certain termination rights for each of RAI and BAT, including the right of each party to terminate the Merger Agreement if the BAT Merger has not been completed on or before December 31, 2017, subject to an extension of five business days if, on December 31, 2017, BAT has not completed all or any portion of the financing it needs to fund the BAT Merger and the transactions contemplated by the Merger Agreement. Financing, however, is not a condition to the closing of the BAT Merger. Under certain circumstances, if the Merger Agreement is terminated, the terminating party must pay the non-terminating party a termination fee of $1 billion. The BAT Merger is currently expected to close in the third quarter of 2017.

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

There are a number of risks and uncertainties associated with the BAT Merger. For more information, see “— Cautionary Information Regarding Forward-Looking Statements” in this Item 2. In connection with the BAT Merger, BAT will file with the SEC a registration statement on Form F-4 that will include the proxy statement of RAI that also constitutes a prospectus of BAT. Shareholders are urged to read the proxy statement/prospectus on Form F-4 once it becomes available because it will contain important information about the BAT Merger, including relevant risk factors.

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

RAI has two wholly owned subsidiaries that provide support services to certain of its operating subsidiaries, the first providing, among others, legal, finance, information management and human resource services and the second providing trade marketing services, pursuant to intercompany service agreements.

In January 2016, RAI, through the Sellers, completed the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with SFRTI and other international companies that distributed and marketed the brand outside the United States, to JTI Holding, in an all-cash transaction of approximately $5 billion and recognized a pre-tax gain of approximately $4.9 billion. The sale did not include the rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks in the U.S. market, U.S. duty-free locations, and U.S. territories or in U.S. military outlets, all of which were retained by SFNTC. With this transaction completed, the international rights to nearly all of RAI’s operating companies’ cigarette trademarks are now owned by international tobacco companies.

RAI’s strategy continues to focus on transforming tobacco to deliver sustainable earnings growth, strong cash flow and enhanced long-term shareholder value. This transformation strategy includes growing the core cigarette and moist-snuff businesses, focusing on innovation and engaging with adult tobacco consumers, while maintaining efficient and effective operations.

To achieve its strategy, RAI encourages the migration of adult smokers to smokeless tobacco products and other non-combustible nicotine-containing products, which it believes aligns consumer preferences for new alternatives to traditional tobacco products in view of societal pressure to reduce smoking. RAI’s operating companies facilitate this migration through innovation, including the development of digital vapor cigarettes, CAMEL Snus, heat-not-burn cigarettes and nicotine replacement therapy technologies. RAI remains committed to maintaining high standards of corporate governance and business conduct in a high-performing culture.

RAI’s largest reportable operating segment, RJR Tobacco, is the second largest tobacco company in the United States. RJR Tobacco’s brands include three of the top four best-selling cigarettes in the United States: NEWPORT, CAMEL and PALL MALL. These brands, and its other brands, including DORAL, MISTY and CAPRI are manufactured in a variety of styles and marketed in the United States. As part of its total tobacco strategy, RJR Tobacco offers a smokeless tobacco product, CAMEL Snus. RJR Tobacco manages contract manufacturing of cigarettes and tobacco products through arrangements with BAT affiliates, and manages the export of tobacco products to U.S. territories, U.S. duty-free shops and U.S. overseas military bases. In the United States, RJR Tobacco also manages the premium cigarette brands DUNHILL, which RJR Tobacco licenses from the BAT Group, and STATE EXPRESS 555, which RJR Tobacco licenses from CTBAT, a joint venture between the BAT Group and CNTC.

Santa Fe manufactures and markets premium cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand in the United States.

American Snuff is the second largest smokeless tobacco products manufacturer in the United States, and offers adult tobacco consumers a range of differentiated smokeless tobacco products, primarily moist snuff. The moist snuff category is divided into premium, price-value and popular-price brands. American Snuff’s primary brands include its largest selling moist snuff brands, GRIZZLY, in the price-value category, and KODIAK, in the premium category.

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

RJR Tobacco’s portfolio also includes CAMEL Snus, a smokeless, heat-treated tobacco product sold in individual pouches that provide convenient tobacco consumption.

Competition is based primarily on brand positioning, including price, product attributes and packaging, consumer loyalty, promotions, advertising and retail presence, as well as finding efficient and effective means of balancing market share and profit growth. Cigarette brands produced by the major manufacturers generally require competitive pricing, substantial marketing support, retail programs and other incentives to maintain or improve market position or to introduce a new brand or brand style. Competition among the major cigarette manufacturers continues to be highly competitive and includes product innovation and expansion into smokeless tobacco categories.

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

Santa Fe

Santa Fe manufactures and markets premium cigarettes and other tobacco products under the Natural American Spirit brand in the United States. Competition in the cigarette category is based primarily on brand positioning, including price, product attributes and packaging, consumer loyalty, promotions, advertising and retail presence.

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

In contrast to the declining U.S. cigarette market, U.S. moist snuff retail volumes grew approximately 2.5% in the twelve months ended March 31, 2017. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both.

American Snuff faces significant competition in the smokeless tobacco category. Similar to the cigarette market, competition is based primarily on brand positioning and price, as well as product attributes and packaging, consumer loyalty, promotions, advertising and retail presence.

All Other

RJR Vapor markets VUSE Digital Vapor Cigarette products, which include VUSE Solo, VUSE Fob and VUSE Vibe. VUSE is the top-selling vapor product in convenience/gas stores and is available in more than 110,000 retail outlets across the United States. Its innovative digital technology is designed to deliver a consistent flavor and vapor experience. In March 2016, RJR Vapor introduced its VUSE Fob power unit, which integrates Bluetooth® technology and offers an on-device display with information about battery and cartridge levels. RJR Vapor began national distribution, in November 2016, of its VUSE Vibe high-volume cartridge and closed-tank system with a stronger and longer-lasting battery. All production of VUSE Solo cartridges is performed at RJR Tobacco’s manufacturing facility, pursuant to a services agreement between RJR Tobacco and RJR Vapor.

Niconovum USA, Inc. is a marketer of a nicotine replacement therapy gum, ZONNIC, which is available in approximately 40,000 retail outlets across the United States. Niconovum AB is a marketer of nicotine replacement therapy products in Sweden under the ZONNIC brand name.

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

Reynolds Defendants have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. For a further discussion of the litigation and legal proceedings pending against RAI or its affiliates or indemnitees, see note 7 to condensed consolidated financial statements (unaudited).

State Settlement Agreements

RJR Tobacco (itself, and as successor by merger to Lorillard Tobacco) and SFNTC are participants in the MSA, and RJR Tobacco (itself, and as successor by merger to Lorillard Tobacco) is a participant in the other state settlement agreements. Their obligations and the related expense charges under these agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share, their operating profits and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges to RJR Tobacco and SFNTC under these agreements is recorded in cost of products sold as the products are shipped. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated. American Snuff Co. is not a participant in the State Settlement Agreements. For additional information related to the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements—Enforcement and Validity; Adjustments” in note 7 to condensed consolidated financial statements (unaudited).

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

Because pension and other postretirement obligations ultimately will be settled in future periods, the determination of annual benefit cost (income) and liabilities is subject to estimates and assumptions. RAI reviews these assumptions annually or coincidental with a major event based on historical experience and expected future trends and modifies them as needed. Demographic assumptions, such as termination of employment, mortality and retirement date, are reviewed periodically as expectations change.

Actuarial (gains) losses are changes in the amount of either the benefit obligation or the fair value of plan assets resulting from experience different from that assumed or from changes in assumptions. Actuarial (gains) losses are immediately recognized in the operating results in the year in which they occur, to the extent the net (gains) losses are outside the corridor. Net (gains) losses outside the corridor generally are recognized annually as of December 31, or when a plan is remeasured during an interim period, and are recorded as an MTM adjustment. Additionally, for the purpose of calculating the expected return on plan assets, RAI uses the actual fair value of plan assets.

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

Goodwill, trademarks and other intangible assets are tested more frequently if events and circumstances indicate that the asset might be impaired. The carrying value of these intangible assets could be impaired if a significant adverse change in the use, life or brand strategy of the asset is determined, or if a significant adverse change in the legal and regulatory environment, business or competitive climate occurs that would adversely impact the asset. For information related to intangible assets, see note 2 to condensed consolidated financial statements (unaudited).

Fair Value Measurement

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

For information on assets and liabilities recorded at fair value, see note 1 to condensed consolidated financial statements (unaudited).

Income Taxes

Income tax law requires certain items to be excluded or included in taxable income at different times than is required for book reporting purposes. These differences may be permanent or temporary in nature.

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

The financial statements reflect management’s best estimate of RAI’s current and deferred tax liabilities and assets. Future events, including, but not limited to, additional resolutions with taxing authorities could have an impact on RAI’s current estimate of tax liabilities, realization of deferred tax assets and effective income tax rate. For information on income taxes, see note 5 to condensed consolidated financial statements (unaudited).

Recently Adopted and Issued Accounting Pronouncements

For information relating to recently adopted and issued accounting pronouncements, see note 1 to condensed consolidated financial statements (unaudited).

Results of Operations

All Other net sales and operating income include SFRTI and the various foreign subsidiaries affiliated with SFRTI, until the date of their sale on January 13, 2016.

	For the Three Months Ended March 31,
	2017	2016	% Change
Net sales(1):
RJR Tobacco	$2,371	$2,411	(1.7)%
Santa Fe	238	218	9.2%
American Snuff	242	216	12.0%
All Other	98	72	36.1%
Net sales	2,949	2,917	1.1%
Cost of products sold(1)(2)	1,199	1,165	2.9%
Selling, general and administrative expenses	418	465	(10.1)%
Gain on divestiture	—	(4,861)	NM (3)
Amortization expense	6	6	—
Operating income (loss):
RJR Tobacco	1,083	1,107	(2.2)%
Santa Fe	144	123	17.1%
American Snuff	157	133	18.0%
All Other	(27)	(34)	(20.6)%
Gain on divestiture	—	4,861	NM (3)
Corporate expense	(31)	(48)	(35.4)%
Operating income	$1,326	$6,142	(78.4)%

(1)	Excludes excise taxes of:

	For the Three Months Ended March 31,
	2017	2016
RJR Tobacco	$901	$948
Santa Fe	68	65
American Snuff	13	13
All Other	—	4
	$982	$1,030

(2)	See below for further information related to the State Settlement Agreements and FDA user fees included in cost of products sold.
(3)	Percentage of change not meaningful.

In the following discussion, the amounts presented in the operating companies’ shipment volume and share tables are rounded on an individual basis and, accordingly, may not sum in the aggregate. Percentages are calculated on unrounded numbers.

RJR Tobacco

Net Sales

Domestic cigarette shipment volume, in billions of units for RJR Tobacco and the industry, was as follows:

	For the Three Months Ended March 31,
	2017	2016	% Change
RJR Tobacco:
Drive brands:
NEWPORT	7.9	8.1	(2.9)%
CAMEL	4.5	4.8	(6.0)%
PALL MALL	4.3	4.5	(5.7)%
Total RJR Tobacco drive brands	16.6	17.4	(4.5)%
Other brands	1.3	1.4	(11.5)%
Total RJR Tobacco domestic cigarette shipment volume	17.9	18.8	(5.0)%
Total premium	12.7	13.3	(4.2)%
Total value	5.2	5.5	(6.9)%
Premium/total mix	71.2%	70.6%
Industry(1):
Premium	43.3	44.8	(3.3)%
Value	16.3	16.7	(2.5)%
Total industry domestic cigarette shipment volume	59.6	61.5	(3.1)%
Premium/total mix	72.7%	72.8%

(1)	Based on information from Management Science Associates, Inc., referred to as MSAi.

RJR Tobacco’s net sales are dependent upon its cigarette shipment volume in a declining market, premium versus value-brand mix and list pricing, offset by promotional spending, trade incentives and federal and state excise taxes.

RJR Tobacco’s net sales for the three months ended March 31, 2017, decreased compared with the prior-year quarter, primarily due to lower net volume/product mix of $123 million, partially offset by higher net pricing of $120 million. Lower contract manufacturing revenues and leaf sales also contributed to the decline in net sales.

Market Share

The shares of RJR Tobacco’s cigarette brands as a percentage of total share of U.S. cigarette shipments to retail outlets, referred to as STR data, based on information submitted by wholesale locations and processed and managed by MSAi , were as follows:

	For the Three Months Ended
	March 31, 2017	December 31, 2016	Share Point Change	March 31, 2016	Share Point Change
Drive brands:
NEWPORT	14.1%	13.9%	0.2	14.0%	0.1
CAMEL	8.2%	8.2%	0.0	8.2%	(0.0)
PALL MALL	7.7%	7.6%	0.1	7.8%	(0.2)
Total drive brands	29.9%	29.7%	0.2	30.0%	(0.1)
Other brands	2.3%	2.3%	(0.1)	2.5%	(0.2)
Total RJR Tobacco domestic cigarette share of retail shipments	32.2%	32.0%	0.2	32.5%	(0.3)

The retail share of market of NEWPORT, at 14.1 share points, was up 0.1 share points compared with the prior-year quarter in the highly competitive U.S. cigarette category. NEWPORT’s cigarette market share continued to be favorably impacted by its strength in the menthol category, as well as its continued momentum in the non-menthol category.

The retail share of market of CAMEL, at 8.2 share points, was flat compared with the prior-year quarter in the highly competitive U.S. cigarette category. CAMEL’s cigarette market share demonstrated relatively stable performance in the quarter across its menthol styles that offer its innovative capsule technology in CAMEL Crush. CAMEL Crush styles provide adult smokers the choice of switching from non-menthol to menthol. CAMEL SNUS, a smokeless tobacco product, continues to lead the U.S. snus category with a market share of over 80%.

PALL MALL is a product that offers a high quality, longer-lasting cigarette at a value price. PALL MALL continues to attract interest from adult tobacco consumers in spite of competitive pressures, yielding first-quarter market share of 7.7%, which was down slightly compared with the prior-year quarter.

The combined share of market of RJR Tobacco’s drive brands during the first quarter of 2017 was down slightly compared with the same period in 2016. RJR Tobacco’s total cigarette market share was down slightly compared with the prior-year quarter, primarily due to decreases in the company’s other brands, consistent with its strategy of focusing on drive brands.

Operating Income

RJR Tobacco’s operating income for the three-month period ended March 31, 2017, was unfavorably impacted by lower net volume/product mix and higher State Settlement Agreement expenses, partially offset by higher pricing when compared with the same period in 2016.

RJR Tobacco’s expenses under the State Settlement Agreements and its FDA user fees included in cost of products sold were:

	For the Three Months Ended March 31,
	2017	2016
State Settlement Agreements	$686	$596
FDA user fees	44	46

Expenses under the State Settlement Agreements are expected to be approximately $2.9 billion in 2017, subject to adjustment based upon, among other things, the volume of cigarettes sold by RJR Tobacco, its relative market share, its operating profits and inflation. Pursuant to the Term Sheet, RJR Tobacco will receive credits with respect to its NPM Adjustment claims to be applied against annual payments under the MSA through 2018.

As a result of meeting the performance requirements associated with the Term Sheet, RJR Tobacco recognized credits of $10 million and $69 million for the three months ended March 31, 2017 and 2016, respectively. RJR Tobacco expects to recognize additional credits through the remainder of 2017.

In October 2015, RJR Tobacco and certain other PMs entered into the NY Settlement Agreement to settle certain claims related to the NPM Adjustment. The NY Settlement Agreement resolved NPM Adjustment claims related to payment years from 2004 through 2014, providing RJR Tobacco with credits of approximately $285 million, plus interest, subject to meeting various performance obligations. These credits will be applied against annual payments under the MSA over a four-year period, which commenced with the April 2016 MSA payment. Accordingly, RJR Tobacco recognized credits of $23 million and $22 million as a reduction to cost of products sold for the three months ended March 31, 2017 and 2016, respectively. In addition, the NY Settlement Agreement put in place a new method to determine future adjustments from 2015 forward as to New York.

For additional information, see “— Cost of Products Sold” in note 1 and “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements—Enforcement and Validity; Adjustments” in note 7 to condensed consolidated financial statements (unaudited).

Expenses for FDA user fees are expected to be approximately $160 million to $190 million in 2017. For additional information, see “— Governmental Activity” below.

Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. RJR Tobacco’s product liability defense costs were $55 million and $58 million for the three months ended March 31, 2017 and 2016, respectively.

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

Numerous factors affect product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial, that is, with active discovery and motions practice. See “— Litigation Affecting the Cigarette Industry — Overview” in note 7 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and type of cases pending, and “— Litigation Affecting the Cigarette Industry — Overview — Scheduled Trials” in note 7 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and nature of cases in trial and scheduled for trial through March 31, 2018.

RJR Tobacco expects that the factors described above will continue to have the primary impact on its product liability defense costs in the future. Given the level of activity in RJR Tobacco’s pending cases, including the number of cases in trial and scheduled for trial, particularly with respect to Engle Progeny cases, RJR Tobacco’s product liability defense costs continue to remain at a high level. See “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in note 7 to condensed consolidated financial statements (unaudited) for additional information.

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

Santa Fe

Net Sales

Domestic cigarette shipment volume, in billions of units, for Santa Fe was as follows:

	For the Three Months Ended March 31,
	2017	2016	% Change
NATURAL AMERICAN SPIRIT	1.3	1.2	5.4%

Santa Fe’s net sales for the three-month period ended March 31, 2017, increased compared with the prior-year period, primarily due to higher volume and net pricing.

Market Share

The shares of Santa Fe’s NATURAL AMERICAN SPIRIT brand as a percentage of total share of U.S. cigarette STR data according to MSAi were as follows:

	For the Three Months Ended
	March 31, 2017	December 31, 2016	Share Point Change	March 31, 2016	Share Point Change
NATURAL AMERICAN SPIRIT	2.3%	2.3%	—	2.0%	0.2

NATURAL AMERICAN SPIRIT is a premium cigarette brand, and is a top ten best-selling cigarette brand in the United States.

Operating Income

Santa Fe’s operating income for the three-month period ended March 31, 2017, increased as compared with the prior-year period primarily due to higher volume and net pricing.

Santa Fe’s expenses under the MSA and its FDA user fees included in cost of products sold were:

	For the Three Months Ended March 31,
	2017	2016
MSA	$41	$34
FDA user fees	2	3

Expenses under the MSA are expected to be approximately $170 million to $200 million in 2017, subject to adjustment for changes in volume and other factors.

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

For additional information, see “— Cost of Products Sold” in note 1 and “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements—Enforcement and Validity; Adjustments” in note 7 to condensed consolidated financial statements (unaudited).

American Snuff

Net Sales

The moist snuff shipment volume, in millions of cans, for American Snuff was as follows:

	For the Three Months Ended March 31,
	2017	2016	% Change
GRIZZLY	116.3	111.3	4.5%
Other	10.4	10.0	3.6%
Total American Snuff moist snuff shipment volume	126.7	121.4	4.4%

American Snuff’s net sales for the three-month period ended March 31, 2017, increased compared with the same prior-year period primarily due to higher net pricing and higher moist snuff volume.

Market Share

Moist snuff has been the key driver to American Snuff’s overall growth and profitability within the U.S. smokeless tobacco market. Moist snuff accounted for approximately 93% of American Snuff’s revenue for the three months ended March 31, 2017, compared with approximately 91% for the three months ended March 31, 2016.

The shares of American Snuff’s moist snuff brands as a percentage of total share of U.S. moist snuff STR data according to MSAi were as follows:

	For the Three Months Ended
	March 31, 2017	December 31, 2016	Share Point Change	March 31, 2016	Share Point Change
GRIZZLY	31.8%	31.2%	0.7	30.8%	1.0
Other	2.6%	2.6%	0.1	2.6%	0.0
Total American Snuff moist snuff share of retail shipments	34.5%	33.7%	0.7	33.4%	1.0

GRIZZLY, a leading U.S. moist snuff brand, increased 1.0 share points in the first quarter of 2017, compared with the first quarter of 2016, benefitting from supply disruption of competitive products during the quarter and the recent national expansion of its Dark Mint style. GRIZZLY’s increase in shipment volume was driven by growth in the wintergreen styles and pouch offerings. GRIZZLY continues its market-leading position in wintergreen, with long cut and pouch styles remaining strong and the GRIZZLY Dark Wintergreen style enhancing the GRIZZLY wintergreen offerings. GRIZZLY Dark Wintergreen offers a differentiated and bolder wintergreen flavor, and is made from 100% U.S. tobacco grown in Kentucky and Tennessee.

GRIZZLY continues to show strength with its soft pouch design, which offers smokeless tobacco consumers a flavorful, moist experience that is easy to use, positioning it to be the leading pouch brand during the three months ended March 31, 2017. The pouch category represents approximately 20% of the moist snuff industry.

Operating Income

American Snuff’s operating income for the three-month period ended March 31, 2017, increased as compared with the prior-year period primarily due to higher net pricing and volume.

All Other

RJR Vapor markets VUSE Digital Vapor Cigarette products, which include VUSE Solo, VUSE Fob and VUSE Vibe. VUSE is the top-selling vapor product in convenience/gas stores and is available in more than 110,000 retail outlets across the United States. Its innovative digital technology is designed to deliver a consistent flavor and vapor experience. In March 2016, RJR Vapor introduced its VUSE Fob power unit, which integrates Bluetooth® technology and offers an on-device display with information about battery and cartridge levels. RJR Vapor began national distribution, in November 2016, of its VUSE Vibe high-volume cartridge and closed-tank system with a stronger and longer-lasting battery. All production of VUSE Solo cartridges is performed at RJR Tobacco’s manufacturing facility, pursuant to a services agreement between RJR Tobacco and RJR Vapor.

Niconovum USA, Inc. is a marketer of a nicotine replacement therapy gum, ZONNIC, which is available in approximately 40,000 retail outlets across the United States. Niconovum AB is a marketer of nicotine replacement therapy products in Sweden under the ZONNIC brand name.

Gain on divestiture

The results of operations of SFRTI were reported in All Other until their sale on January 13, 2016. SFRTI and various foreign subsidiaries affiliated with SFRTI distributed the NATURAL AMERICAN SPIRIT brand outside of the United States. RAI, through the Sellers, completed the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with the international companies that distributed and marketed the brand outside the United States, to JTI Holding, in an all-cash transaction for approximately $5 billion in cash and recognized a pre-tax gain of approximately $4.9 billion in the first quarter of 2016.

RAI Consolidated

Interest and debt expense was $149 million for the three months ended March 31, 2017, compared with $174 million for the three months ended March 31, 2016. The change for the three months ended March 31, 2017, as compared with the same period in 2016, is primarily due to a reduction in the aggregate principal amount of $4.2 billion of outstanding notes resulting from the repurchase, early redemption and repayment at maturity of debt in 2016.

Other expense, net was $4 million for the three months ended March 31, 2017, compared with $252 million for the three months ended March 31, 2016. The change is attributable primarily to approximately $239 million in losses and other fees related to the cash tender offer and the redemption of notes in the first quarter of 2016.

Provision for income taxes was $395 million, for an effective rate of 33.6% for the three months ended March 31, 2017, compared with $2.2 billion, for an effective rate of 37.7% for the three months ended March 31, 2016. The effective tax rate for the three months ended March 31, 2017, primarily was impacted by a $29 million decrease in tax attributable to excess tax benefits on stock-based compensation plans. The effective tax rate for the three months ended March 31, 2016, primarily was impacted by the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with the international companies that distributed and marketed the brand outside the United States. Additionally, the effective tax rate for each period differed from the federal statutory rate of 35% due to the domestic manufacturing deduction, state income taxes and certain nondeductible items.

Liquidity and Financial Condition

Liquidity

The principal sources of liquidity for RAI’s operating subsidiaries’ businesses and operating needs are internally generated funds from their operations and intercompany loans and advances. The principal sources of liquidity for RAI, in turn, are proceeds from intercompany dividends and distributions, as well as issuances of debt securities and the Credit Agreement described below under “—Long-Term Debt and Credit Agreement.” Cash flows from operating activities are believed to be sufficient for the foreseeable future to enable the operating subsidiaries to meet their obligations under the State Settlement Agreements, to make required debt-service payments, to fund their capital expenditures and to make payments to RAI that, when combined with RAI’s cash balances, proceeds from any financings and loans under the Credit Agreement, will enable RAI to make its required debt-service payments, make any share repurchases pursuant to the Governance Agreement and to pay dividends to its shareholders.

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

RAI’s operating companies monitor the liquidity of key suppliers and customers, and where liquidity concerns are identified, appropriate contingency or response plans are developed. During 2017, no business interruptions have occurred due to key supplier liquidity, and no liquidity issues were identified involving significant suppliers or customers.

RAI’s excess cash may be invested in money market funds, commercial paper, corporate debt securities, U.S. treasury securities, U.S. and international government agency obligations and time deposits in major institutions to minimize risk. At present, RAI primarily invests cash in U.S. treasuries and U.S. government agencies.

Long-Term Debt and Credit Agreement

RAI Notes

As of March 31, 2017, the aggregate principal amount of RAI’s outstanding notes was $12.7 billion, with maturity dates ranging from 2017 to 2045. RAI, at its option, may redeem any or all of its outstanding notes, in whole or in part at any time, subject to the payment of a make-whole premium. Interest on the notes is payable semi-annually. At March 31, 2017, RAI had aggregate principal amount of $447 million of current maturities of long-term debt.

RJR Tobacco Notes

As of March 31, 2017, the aggregate principal amount of RJR Tobacco’s outstanding notes was $284 million, with maturity dates ranging from 2017 to 2041. Interest on the notes is payable semi-annually. At March 31, 2017, RJR Tobacco had aggregate principal amount of $53 million of current maturities of long-term debt.

Tender Offer and Redemption

In February 2016, pursuant to its previously announced cash tender offer, RAI accepted for purchase $2.69 billion in aggregate principal amount of certain of its outstanding senior notes. In addition to the payment of accrued and unpaid interest, RAI paid, with cash on hand, aggregate total consideration of $2.81 billion, which included a premium of approximately $118 million for such notes accepted for purchase.

In March 2016, pursuant to its previously announced redemption call, RAI redeemed all $700 million outstanding aggregate principal amount of its 6.750% Senior Notes due 2017 and all $250 million outstanding aggregate principal amount of its 7.750% Senior Notes due 2018. In addition to the payment of accrued and unpaid interest, RAI paid, with cash on hand, aggregate consideration of $1.0 billion for the redemption, which included $88 million of early redemption premiums on such notes.

Credit Agreement

In December 2014, RAI entered into the Credit Agreement with a syndicate of lenders, providing for a five-year $2 billion senior unsecured revolving credit facility, which may be increased to $2.35 billion at the discretion of the lenders upon the request of RAI. The maturity date of the Credit Agreement has been extended to December 18, 2021.

Certain of RAI’s subsidiaries, including its Material Subsidiaries, have guaranteed, on an unsecured basis, RAI’s obligations under the Credit Agreement.

As of March 31, 2017, there were no outstanding borrowings and $6 million of letters of credit outstanding under the Credit Agreement. On April 13, 2017, RAI borrowed $500 million under the Credit Agreement, with such borrowings initially bearing interest at the annual rate of 2.15%. Proceeds from the borrowings were used for general corporate purposes of RAI and its subsidiaries, including making payments under the MSA agreement.

Other

The lowering of RAI’s credit ratings, or concerns over such a lowering, could have an adverse impact on RAI’s ability to access the debt markets and could increase borrowing costs.

RAI, RJR Tobacco and their affiliates were in compliance with all covenants and restrictions imposed by RAI’s indebtedness and RJR Tobacco’s indebtedness, as the case may be, at March 31, 2017.

For additional information on the Credit Agreement see note 6 to condensed consolidated financial statements (unaudited).

Dividends

On February 8, 2017, RAI’s board of directors declared a quarterly cash dividend of $0.51 per common share to shareholders of record as of March 10, 2017. The dividends were paid on April 3, 2017.

Share Repurchases

During the first three months of 2017, at a cost of $49 million, RAI purchased 803,697 shares of RAI common stock that were forfeited and cancelled with respect to tax liabilities associated with restricted stock units vesting under the Omnibus Plan.

On July 25, 2016, the board of directors of RAI approved the Share Repurchase Program, which authorized the repurchase, from time to time, on or before December 31, 2018, of up to $2 billion of outstanding shares of RAI common stock. Subject to certain exceptions, the Merger Agreement places restrictions on RAI’s ability to repurchase its common stock. As a result, RAI did not repurchase any shares under the Share Repurchase Program during the first three months of 2017, and does not expect to make future repurchases under the Share Repurchase Program while the Merger Agreement is in effect.

In February 2017, RAI and BAT entered into the Letter Agreement, pursuant to which BAT waived the requirement that RAI share repurchases required to be made by RAI pursuant to Amendment No. 3 to the Governance Agreement be made within the time period set forth in that amendment, and permitted RAI to make repurchases in a manner that qualifies for the affirmative defense and safe harbor provided by Rules 10b5-1 and 10b-18 under the Exchange Act, respectively. Pursuant to the Letter Agreement, BAT also waived compliance with the general prohibition on repurchases contained in the Merger Agreement to permit RAI to make these repurchases. During the first three months of 2017, in accordance with the Governance Agreement, at a cost of $24 million, RAI repurchased 396,062 shares of RAI common stock in open-market transactions. Subsequent to March 31, 2017, and through April 13, 2017, RAI repurchased and cancelled an additional 127,305 shares of RAI common stock for $8 million in accordance with the Governance Agreement.

Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased were cancelled at the time of purchase.

Capital Expenditures

RAI’s operating subsidiaries recorded cash capital expenditures of $33 million and $43 million for the first three months of 2017 and 2016, respectively. RAI’s operating subsidiaries plan to spend an additional $200 to $230 million for capital expenditures during the remainder of 2017, which include upgrading corporate and manufacturing facilities and information management infrastructure. Capital expenditures are funded primarily by cash flows from operations. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of March 31, 2017.

Retirement Benefits

RAI disclosed in its financial statements for the year ended December 31, 2016, that it expects to contribute $111 million to its pension plans in 2017, of which $4 million was contributed during the first three months of 2017.

Litigation and Settlements

Reynolds Defendants have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. For further discussion of specific cases, see note 7 to condensed consolidated financial statements (unaudited). Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of March 31, 2017, RJR Tobacco had paid approximately $176 million since January 1, 2015, related to unfavorable smoking and health litigation judgments.

RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2017, contains accruals for certain individual Engle Progeny cases. Other accruals include an amount for the estimated costs of the corrective communications in the U.S. Department of Justice case. For additional information related to these cases and other litigation, see note 7 to condensed consolidated financial statements (unaudited).

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

RJR Tobacco and Lorillard Tobacco disputed a total of $6.6 billion and $1.2 billion, respectively, with respect to the NPM Adjustment, for the years 2003 through 2016.

In 2012, RJR Tobacco, Lorillard Tobacco, certain other PMs, including SFNTC, and certain settling states entered into a Term Sheet that sets forth terms for resolving accrued and potential NPM Adjustment claims for 2003 through 2012. The Term Sheet also sets forth a restructured NPM Adjustment process to be applied to future volume years, starting with the 2013 volume year. As a result of the Term Sheet settlement, RJR Tobacco and SFNTC are to collectively receive more than $1.1 billion in credits, a vast majority of which have been applied to their MSA payments in 2014 through 2017, with the remainder to be applied against their 2018 MSA payment. Credits are recognized when RJR Tobacco and Santa Fe meet the performance requirements associated with the Term Sheet. Credits recognized in a given year are available to offset the payments made in April of the following year.

In September 2013, the Arbitration Panel ruled six states had not diligently enforced their qualifying statutes in 2003 related to the NPM Adjustment. Two of the six states subsequently joined the Term Sheet in 2014. In 2015, three of the states dropped their challenge of the finding of non-diligence and in 2016, the remaining state dropped its challenge. As such, a portion of the potential recovery from those states was certain and estimable and RJR Tobacco recognized the appropriate credit in those years. A final issue regarding the judgment reduction method adopted by the Arbitration Panel was being contested in these four states. In 2016, the U.S. Supreme Court denied RJR Tobacco’s petition for writ of certiorari against two states, thus eliminating RJR Tobacco’s remaining recovery from these states. In the first quarter of 2017, the Missouri Supreme Court ruled that the judgment reduction method adopted by the Arbitration Panel should be modified, thus eliminating RJR Tobacco’s remaining recovery from this state. The final outcome in the remaining state is uncertain.

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

For additional information relating to proceedings involving NPM Adjustment claims, see “— Cost of Products Sold” in note 1 and “— Litigation Affecting the Cigarette Industry — State Settlement Agreements—Enforcement and Validity; Adjustments”, in note 7 to condensed consolidated financial statements (unaudited).

Governmental Activity

The marketing, sale, taxation and use of tobacco products have been subject to substantial regulation by government and health officials for many years. Various state and/or local governments have adopted or are considering, among other things, legislation and regulations that would:

•	significantly increase their taxes on all tobacco products;
•	restrict displays, advertising and sampling of tobacco products;
•	raise the minimum age to possess or purchase tobacco products;
•	restrict or ban the use of menthol in cigarettes or prohibit the use of characterizing flavors in smokeless tobacco products and vapor products;
•	require the disclosure of ingredients used in the manufacture of tobacco products;
•	require the disclosure of nicotine yield information for cigarettes;
•	impose restrictions on smoking and vaping in public and private areas; and
•	restrict the sale of tobacco products directly to consumers or other unlicensed recipients, including by mail or over the Internet.

Together with substantial increases in state and federal taxes on tobacco products, and the granting to the FDA of broad authority over the manufacture, sale, marketing and packaging of tobacco products, these developments have had and will likely continue to have an adverse effect on the sale of tobacco products. Products that are alternatives to traditional tobacco products also have become subject to increasing regulation. For example, in addition to the regulation by the FDA of e-cigarettes, as described below, various states have adopted, or are considering adoption of, taxes on e-cigarettes, restrictions on the promotion and distribution of e-cigarettes, and tamper resistant and child resistant packaging requirements for e-cigarettes.

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

Cigarettes

The 2009 federal excise tax increase on tobacco products increased taxes on ready-made cigarettes, such as those made by RJR Tobacco and SFNTC, at a much higher rate than taxes on loose tobacco. As a result of that tax disparity, the number of retailers selling loose tobacco and operating roll-your-own machines, allowing consumers to convert the loose tobacco into finished cigarettes, greatly increased following the 2009 federal tax hike on tobacco products. On July 6, 2012, President Obama signed into law a provision classifying retailers which operate roll-your-own machines as cigarette manufacturers, and thus requiring those retailers to pay the same tax rate as other cigarette manufacturers. As of March 31, 2017, 26 states also had passed legislation classifying retailers operating roll-your-own machines as cigarette manufacturers.

All states and the District of Columbia currently impose cigarette excise taxes at levels ranging from $0.17 per pack in Missouri to $4.35 per pack in New York. As of March 31, 2017 and December 31, 2016, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $1.39. Certain city and county governments, such as New York, Philadelphia and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions. During the first quarter of 2017, 21 states proposed legislation to increase their cigarette excise taxes, with such legislation failing in three states and remaining pending, as of March 31, 2017, in 18 states.

In connection with the November 2016 general election, California approved a ballot proposal increasing, effective April 1, 2017, that state’s cigarette excise tax per pack from $0.87 to $2.87. If the California cigarette excise tax increase had been in effect as of March 31, 2017, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, would have been $1.526 instead of $1.39.

Six states now require NPMs to pay a fee on each pack of cigarettes sold in their respective states, ranging from $0.25 per pack in Alaska to $0.55 per pack in Texas.

The Texas equity fee has been challenged by a coalition of small tobacco manufacturers. This group asserts that the Texas fee violates the Texas Constitution’s Equal and Uniform Clause, as well as the Equal Protection and Due Process Clauses of the U.S. Constitution. On November 15, 2013, a state trial court in Texas declared the equity fee unconstitutional and enjoined the state from “assessing, collecting, and enforcing” the fee. The State of Texas appealed the court’s order. In doing so, enforcement of the trial court’s order, including the injunction, is suspended. On August 15, 2014, the three-judge panel unanimously affirmed the ruling, and on October 29, 2014, the State of Texas filed its petition for review with the Texas Supreme Court. On April 1, 2016, the Texas Supreme Court reversed the Texas Court of Appeals, and ruled that the Texas equity fee legislation does not violate the Equal and Uniform Clause of the Texas Constitution. The Texas Supreme Court remanded the case back to the Texas Court of Appeals for that court to consider the non-settling manufacturers’ remaining challenges to the equity fee. On June 20, 2016, plaintiffs filed a motion for rehearing with the Texas Supreme Court. That motion was denied. After the case was remanded back to the Texas Court of Appeals, both the plaintiff and the State of Texas filed supplemental briefs with the court. On March 24, 2017, the Texas Court of Appeals ruled that the equity fee legislation does not violate the Due Process Clause or the Equal Protection Clause of the U.S. Constitution, reversed the trial court’s order, granted the State’s motion for summary judgment and dismissed the plaintiffs’ claims that the equity fee legislation is unconstitutional.

Smokeless

As of March 31, 2017, all states and the District of Columbia subjected smokeless tobacco products to excise taxes, as summarized below:

•	27 states taxed moist snuff on an ad valorem basis, at rates ranging from 5% in South Carolina to 210% in Massachusetts; and
•	23 states and the District of Columbia had weight-based taxes on moist snuff, ranging from $0.02 for cans weighing between 5/8 of an ounce and 1 5/8 ounces in Alabama to $2.02 per ounce in Maine.

During the first three months of 2017, 14 states proposed increases in their excise taxes on smokeless tobacco products, with such legislation failing in two states and remaining pending, as of March 31, 2017, in 12 states.

Vapor Products

As of March 31, 2017, six states and the District of Columbia imposed a tax on vapor products, such as e-cigarettes, as follows:  Minnesota, which taxes vapor products at the same rate as it taxes smokeless tobacco products (95% of the wholesale price); Louisiana,  North Carolina, Kansas and West Virginia, which tax vapor products at a per fluid milliliter rate of $0.05, $0.05, $0.20 and $0.075, respectively; and the District of Columbia and Pennsylvania, which tax vapor products at an ad valorem rate of 65% and 40%, respectively.  As part of the ballot initiative that was approved in California in November 2016, vapor products will be taxed in that state at an ad valorem rate of 27.3% beginning April 1, 2017 (with such rate being increased effective July 1, 2017, and being subject to potential further adjustment on each July 1 thereafter). Further, during the first three months of 2017, 22 states proposed taxes on vapor products, including, in some cases, implementing a tax on a per fluid milliliter basis, taxing vapor products on the same basis as “other tobacco products” and, in other cases, taxing vapor products at a rate equivalent to cigarette excise taxes. Such legislation failed in three states, and, as of March 31, 2017, remained pending in 19 states.

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

On February 25, 2011, RJR Tobacco, Lorillard, Inc. and Lorillard Tobacco Company jointly filed in the U.S. District Court for the District of Columbia a lawsuit, Lorillard, Inc. v. U.S. Food and Drug Administration, challenging the composition of the TPSAC. For additional information concerning this case, see “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments — FDA Litigation” in note 7 to condensed consolidated financial statements (unaudited).

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

The FDA has recognized that few, if any, e-cigarettes were on the market as of February 15, 2007, but thousands of such products (including RJR Vapor’s VUSE Digital Vapor Cigarette) subsequently have entered into commerce. To address this issue, the FDA has established a compliance policy regarding its premarket review requirements for all newly deemed tobacco products that are not grandfathered products, but were on the market as of August 8, 2016. For these products, the FDA will allow such products to remain on the market so long as the manufacturer has filed the appropriate premarket review application by the applicable deadline: Substantial Equivalence Exemption Report – August 8, 2017; Substantial Equivalence Report – February 8, 2018; and Premarket Tobacco Product Application, referred to as a PMTA, – August 8, 2018. During the third quarter of 2016, and prior to August 8, 2016, RJR Vapor introduced into the market additional newly deemed tobacco products.

RJR Vapor intends to file a PMTA with respect to VUSE and certain other of its e-cigarette products. Further, RJR Vapor believes that substantially all other e-cigarette manufacturers likewise will be unable to use the substantial equivalence pathway to obtain FDA clearance of their respective e-cigarettes, but instead will be required to file PMTAs to obtain FDA clearance of such products. Based on the FDA’s draft guidance setting forth the type of evidence that must be included within a premarket review application, RJR Vapor expects the costs of preparing a PMTA to be significant, and a cost more easily borne by larger manufacturers.

In order for the FDA to clear a PMTA covering an e-cigarette, the applicant must show that the marketing of such e-cigarette would be appropriate for the protection of the public health. Under the FDA Tobacco Act, whether a tobacco product is appropriate for the protection of the public health is to be determined “…with respect to the risks and benefits to the population as a whole, including users and nonusers of the tobacco product, and taking into account – (A) the increased or decreased likelihood that existing users of tobacco products will stop using such products; and (B) the increased or decreased likelihood that those who do not use tobacco products will start using such products.”  In draft guidance issued by the FDA, the agency has stated that to completely assess whether a PMTA shows that a product is appropriate for the protection of the public health, the “FDA will look at the product in the context of the current tobacco product market. FDA can do this by understanding the spectrum of risk of currently available tobacco products and assessing the new product within that spectrum.” At present, there is substantial uncertainty over how the FDA will apply the foregoing principles in practice when determining whether to clear an e-cigarette PMTA. To date, few PMTAs have been filed, and the only PMTAs that the FDA has cleared relate to snus products of another manufacturer.

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

FDA Warning Letter to SFNTC

On August 27, 2015, the FDA sent a warning letter to SFNTC claiming that SFNTC’s use of the terms “Natural” and “Additive Free” in the product labeling and advertising for NATURAL AMERICAN SPIRIT cigarettes violates the Modified Risk Tobacco Products provision of the FDA Tobacco Act. Following discussions between the parties, on January 23, 2017, the FDA and SFNTC reached an agreement whereby, among other things, SFNTC committed to phasing out use of the terms “Natural” and Additive Free” from product labeling and advertising for NATURAL AMERICAN SPIRIT cigarettes on an established timeframe. The agreement also specifies that SFNTC may continue to use the term “Natural” in the NATURAL AMERICAN SPIRIT brand name and trademarks. SFNTC’s scheduled deletion of the terms “Natural” and “Additive Free” from the labeling and advertising of its NATURAL AMERICAN SPIRIT cigarettes could have an adverse effect on the sale of such cigarettes and, as a result, on the results of operations, cash flows and financial position of SFNTC and RAI.

Premarket Review; MRTP Applications

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

On March 31, 2017, RJR Tobacco filed with the FDA modified risk tobacco product applications, referred to as MRTP applications, covering six styles of CAMEL Snus. In accordance with the FDA’s submission guidelines and in support of its MRTP applications, RJR Tobacco provided the FDA documentation regarding the results and analysis from a number of scientific studies. The FDA initially will review the applications to determine whether to accept them for substantive review; the FDA may ask RJR Tobacco to provide additional information before the agency accepts the applications for review. If the FDA ultimately accepts the applications, then the agency will undertake a scientific review to determine whether (and will grant a modified risk tobacco product order only if) RJR Tobacco has demonstrated that the products subject to the applications will (1) significantly reduce the risk of tobacco-related disease to the users of the products and (2) benefit the health of the population as a whole. There is no deadline by which the FDA is required to make a determination with respect to RJR Tobacco’s MRTP applications. If the FDA were to issue a modified risk tobacco product order, then RJR Tobacco would have the ability to communicate the reduced risk claims contained in the approved MRTP applications. To date, the FDA has not granted a modified risk tobacco product order to any manufacturer.

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

Other Contingencies

For information relating to other contingencies of RAI, RJR, RJR Tobacco, Lorillard Tobacco, American Snuff Co., SFNTC and RJR Vapor, see “— Other Contingencies” in note 7 to condensed consolidated financial statements (unaudited).

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

•

possible additional effects on the sales of RAI’s subsidiaries’ products of the substantial, sales-based payment obligations under the State Settlement Agreements, coupled with continuing effects of the State Settlement Agreements’ substantial limitations on the sale, advertising and marketing of cigarettes (and of RJR Tobacco’s smokeless tobacco products);

•	the possibility that NPM Adjustment awards could be vacated or otherwise modified;
•	considering RAI’s subsidiaries’ dependence on the U.S. cigarette market, the continued decline in U.S. cigarette consumption;
•	the possible transition of consumers away from premium brands to lower-cost brands considering RAI’s subsidiaries’ dependence on premium cigarette brands;
•	the success or failure of new products (including vapor category product offerings and other non-traditional tobacco products), marketing strategies and promotional programs;
•	competitive actions and pricing pressures from other manufacturers, including manufacturers of deep-discount cigarette brands;
•	significant current and anticipated federal, state and local governmental regulation of tobacco products, including limitations on advertising, marketing, sale and use of tobacco products;
•	substantial and increasing taxation of tobacco products;
•	fluctuations in the availability, quality and price of raw materials and commodities, including tobacco leaf, used in the products of RAI’s subsidiaries;
•	the reliance on a few significant manufacturing facilities and single source suppliers for certain key raw materials;
•	the possible impairment of goodwill and other intangible assets, including trademarks;
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
o

the failure to obtain other necessary approvals for the BAT Merger, or if obtained, the possibility of being subjected to conditions that could reduce the expected synergies and other benefits of the BAT Merger, result in a material delay in, or the abandonment of, the BAT Merger or otherwise have an adverse effect on RAI or the combined company;

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

o	the possibility of RAI’s directors and officers having interests in the BAT Merger that are different from, or in addition to, the interests of RAI shareholders generally;
o	the effect of the announcement of the BAT Merger on the ability to retain and hire key personnel, maintain business relationships, and on operating results and businesses generally;
o	the incurrence of significant pre- and post-transaction related costs in connection with the BAT Merger;
o	evolving legal, regulatory and tax regimes; and
o	the occurrence of any event giving rise to the right of a party to terminate the Merger Agreement.

Such statements are based on current expectations and are subject to risks, contingencies and other uncertainties, including, without limitation, those discussed in this Quarterly Report on Form 10-Q, and in particular, those discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and those discussed in other documents we file from time to time with the SEC. Due to these risks, contingencies and other uncertainties, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as provided by federal securities laws, RAI is not required to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

The table below provides information, as of March 31, 2017, about RAI’s financial instruments that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates for the years ending December 31:

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value(1)
Investments:
Variable-rate	$3,130	$—	$—	$—	$—	$—	$3,130	$3,130
Average interest rate	0.4%	—	—	—	—	—	0.4%	—
Debt:
Fixed-rate	$500	$1,250	$750	$1,521	$—	$8,929	$12,950	$14,342
Average interest rate(2)	2.3%	2.3%	8.1%	5.0%	—	5.3%	5.0%	—

(1)	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted fair values.
(2)	Based upon coupon interest rates for fixed-rate instruments.

RAI’s exposure to foreign currency transactions was not material to its results of operations for the three months ended March 31, 2017. RAI currently has no hedges for its exposure to foreign currency.

Item 4. Controls and Procedures

(a)

RAI’s chief executive officer and chief financial officer have concluded that RAI’s disclosure controls and procedures were effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures.

(b)

There have been no changes in RAI’s internal controls over financial reporting that occurred during the first three months of 2017 that have materially affected, or are reasonably likely to materially affect, RAI’s internal controls over financial reporting.

PART II-Other Information

Item 1. Legal Proceedings

For a discussion of the litigation and legal proceedings pending against Reynolds Defendants, see note 7 to condensed consolidated financial statements (unaudited) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Litigation” included in Part I, Item 2.

Item 1A. Risk Factors

The risk factor below updates and supersedes the risk factor “There are a variety of risks, contingencies and other uncertainties associated with the BAT Merger that could result in the failure of the BAT Merger to be completed or, if completed, to have an adverse effect on the results of operations, cash flows and financial position of RAI or the combined company, respectively, or on shareholders generally” disclosed in Part I, Item 1A of RAI’s Annual Report on Form 10-K for the year ended December 31, 2016. With the exception of the following, there have been no other material changes in RAI’s risk factors from those disclosed in Part I, Item 1A of RAI’s Annual Report on Form 10-K for the year ended December 31, 2016:

There are a variety of risks, contingencies and other uncertainties associated with the BAT Merger that could result in the failure of the BAT Merger to be completed or, if completed, to have an adverse effect on the results of operations, cash flows and financial position of RAI or the combined company, respectively, or on shareholders generally.

RAI’s ability to complete the BAT Merger is subject to risks and uncertainties, including, but not limited to, failure to satisfy required closing conditions to the BAT Merger, including the failure to obtain necessary shareholder or other approvals, or if obtained, the possibility of being subjected to conditions that could reduce the expected synergies and other benefits of the BAT Merger, result in a material delay in, or the abandonment of, the BAT Merger or otherwise have an adverse effect on RAI or the combined company; and the occurrence of any event, change or other circumstances that could give rise to the right of a party to terminate the Merger Agreement, including such a circumstance where RAI would be required to pay BAT a termination fee of $1 billion. As a result, one or more conditions to closing of the BAT Merger may not be satisfied and the BAT Merger may not be completed. Failure to complete the BAT Merger could negatively impact RAI’s stock price and have an adverse effect on its results of operations, cash flows and financial position. Any delay in completing the BAT Merger, or if the BAT Merger is completed, any delay in completing the integration of the companies’ respective businesses within the expected time-frame, may adversely affect the synergies and other benefits that RAI and BAT expect to achieve.

During the pendency of the BAT Merger, RAI and its subsidiaries will be subject to business uncertainties, certain operating restrictions and merger-related costs. Further, the Merger Agreement limits RAI’s ability to pursue other alternatives to the BAT Merger and may discourage other companies from trying to acquire RAI prior to closing of the BAT Merger. The ability of RAI or its subsidiaries to retain customers, retain and hire senior management and other key personnel and maintain relationships with suppliers and other constituencies may be subject to disruption due to uncertainty associated with the BAT Merger, which could have an adverse effect on the results of operations, cash flows and financial position of RAI and its operating subsidiaries. RAI’s management may be distracted from ongoing business operations due to the BAT Merger. Further, RAI’s directors and executive officers have interests in the BAT Merger that are different from, or in addition to, the interests of RAI shareholders generally. These interests may cause RAI’s directors and executive officers to view the BAT Merger differently and more favorably than RAI shareholders generally.

Even if the BAT Merger is completed, there can be no assurance that the expected benefits of the merger will occur or be fully or timely realized. Further, there can be no assurance of the value of the merger consideration that RAI shareholders will receive; the BAT ADSs exchange ratio for the stock portion of the merger consideration is fixed and will not be adjusted in the event of any change in the market price of BAT ADSs, BAT ordinary shares or RAI common stock or in exchange rates. Following the completion of the BAT Merger, RAI shareholders will have a reduced ownership and voting interest in BAT than they currently have in RAI; therefore, former RAI shareholders will have significantly less influence over BAT management following the BAT Merger than they currently have over RAI management. In addition, former RAI shareholders will be subject to different rights as BAT shareholders. Holders of BAT ADSs will be able to exercise the shareholder rights for the BAT ordinary shares represented by such BAT ADSs through the depositary bank for the BAT ADSs, only to the extent contemplated by the deposit agreement among BAT, the depositary bank and the owners of the BAT ADSs. If the combined company is not able to successfully combine and integrate the businesses of RAI and BAT in an efficient and effective manner, the anticipated benefits and cost savings may not be realized fully, or at all, or may take longer to realize than expected, and the value of BAT ordinary shares and BAT ADSs may be adversely affected. The value to former RAI shareholders of such interests may be further adversely affected post-closing, as former RAI shareholders will be subject to exchange rate risk with respect to BAT ADSs, a risk not associated with RAI common stock prior to the BAT Merger. An inability to realize the full extent of expected synergies and other benefits of the BAT Merger, as well as any delays encountered in the integration process, could have an adverse effect upon the results of operations, cash flows and financial position of the combined company, which may adversely affect the value of BAT ordinary shares and BAT ADSs following the BAT Merger. In addition, the integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Anticipated benefits and cost savings, if achieved, may be lower than what the combined company expects and may take longer to achieve than anticipated. If the combined company is not able to adequately address integration challenges, the combined company may be unable to integrate successfully BAT’s and RAI’s operations or to realize the expected synergies and other benefits of the integration of the two companies.

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

The following table summarizes RAI’s purchases of its common stock during the first quarter of 2017:

	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [3]
February 1 - 28, 2017	99,017	$60.66	99,017	$1,925
March 1- 31, 2017	1,100,742	$61.42	297,045	$1,925
First Quarter Total	1,199,759		396,062

[1]

During the first quarter of 2017, RAI repurchased and cancelled 803,697 shares of its common stock with respect to the tax liability associated with vesting of restricted stock unit grants under the Omnibus Plan. For equity-based benefit plan information, see notes 8 and 9 to condensed consolidated financial statements (unaudited).

[2]

During the first quarter of 2017, RAI repurchased and cancelled 396,062 shares of its common stock in accordance with the Governance Agreement. For additional information, see note 8 to condensed consolidated financial statements (unaudited).

[3]

During the first quarter of 2017, RAI did not repurchase any shares of its common stock under the Share Repurchase Program. For additional information, see note 8 to condensed consolidated financial statements (unaudited).

Item 6. Exhibits

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of January 16, 2017, among British American Tobacco p.l.c., BATUS Holdings Inc., Flight Acquisition Corporation and Reynolds American Inc. (incorporated by reference to Exhibit 2.1 to Reynolds American Inc.’s Form 8-K dated January 17, 2017).

10.1

Form of Performance Share Agreement (three-year vesting), dated March 1, 2017, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated February 8, 2017).

31.1	Certification of Chief Executive Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

31.2	Certification of Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

32.1*

Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017,  pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

REYNOLDS AMERICAN INC. (Registrant)

Dated: May 3, 2017	/s/ Andrew D. Gilchrist
Andrew D. Gilchrist
Executive Vice President and Chief Financial Officer
(principal financial officer)