Form 10-Q
period 2017-06-30
REYNOLDS AMERICAN INC
filed 2017-08-01
CIK 1275283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 1,426,125,631 shares of common stock, par value $.0001 per share, as of July 24, 2017.

Introduction

As previously announced, on January 16, 2017, Reynolds American Inc., referred to as RAI, British American Tobacco p.l.c., referred to as BAT, BATUS Holdings Inc., a wholly owned subsidiary of BAT, and Flight Acquisition Corporation, a wholly owned subsidiary of BAT, referred to as Merger Sub, entered into an Agreement and Plan of Merger, as it and the plan of merger contained therein were amended on June 8, 2017, referred to as the Merger Agreement, pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub would merge with and into RAI, referred to as the BAT Merger, with RAI surviving as a wholly owned subsidiary of BAT.  Pursuant to the terms of the Merger Agreement, the BAT Merger was completed on July 25, 2017. As a result of the BAT Merger, there are no longer any publicly held shares of RAI common stock. On July 25, 2017, the New York Stock Exchange, referred to as NYSE, filed with the U.S. Securities and Exchange Commission, referred to as the SEC, a Form 25 to delist and deregister the RAI common stock. As a result, shares of RAI common stock were suspended from trading on the NYSE as of 8:40 a.m. on July 25, 2017. RAI is in the process of deregistering its common stock with the SEC under Section 12(g) of the Securities Exchange Act of 1934, referred to as the Exchange Act, and suspending its reporting obligations under Sections 13(a) and 15(d) of the Exchange Act by filing a Form 15 with the SEC promptly after the Form 25 becomes effective. After the filing of this Quarterly Report on Form 10-Q, RAI will no longer file periodic reports under the Exchange Act with the SEC with respect to its common stock. For additional information on the BAT Merger see note 14 to condensed consolidated financial statements (unaudited).

Part I — Financial Information

Item 1. Financial Statements

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions, Except Per Share Amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net sales(1)	$3,290	$3,141	$6,201	$6,003
Net sales, related party	28	54	66	109
Net sales	3,318	3,195	6,267	6,112
Costs and expenses:
Cost of products sold(1)	1,278	1,275	2,477	2,440
Selling, general and administrative expenses	478	499	896	964
Gain on divestiture	—	—	—	(4,861)
Amortization expense	6	6	12	12
Operating income	1,556	1,415	2,882	7,557
Interest and debt expense	150	152	299	326
Interest income	(3)	(2)	(5)	(5)
Other expense (income), net	11	(1)	15	251
Income before income taxes	1,398	1,266	2,573	6,985
Provision for income taxes	479	470	874	2,624
Net income	$919	$796	$1,699	$4,361
Net income per share:
Basic	$0.64	$0.56	$1.19	$3.06
Diluted	$0.64	$0.56	$1.19	$3.05
Dividends declared per share	$0.51	$0.42	$1.02	$0.84

(1)

Excludes excise taxes of $1,083 million and $1,120 million for the three months ended June 30, 2017 and 2016, respectively; and $2,065 million and $2,150 million for the six months ended June 30, 2017 and 2016, respectively.

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Millions)

(Unaudited)

	For the Three Months
	Ended June 30,
	2017	2016
Net income	$919	$796
Other comprehensive income (loss), net of tax (benefit) expense:
Retirement benefits, net of tax (2017 — $9; 2016 — $25)	13	39
Long-term investments, net of tax (2016 — $2)	—	4
Cumulative translation adjustment and other, net of tax (2017 — $5; 2016 — $(2))	11	(5)
Comprehensive income	$943	$834

	For the Six Months
	Ended June 30,
	2017	2016
Net income	$1,699	$4,361
Other comprehensive income, net of tax expense:
Retirement benefits, net of tax (2017 — $5; 2016 — $21)	9	33
Long-term investments, net of tax (2016 — $3)	—	3
Hedging instruments, net of tax (2016 — $6)	—	11
Cumulative translation adjustment and other, net of tax (2017 — $6; 2016 — $9)	14	17
Comprehensive income	$1,722	$4,425

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from (used in) operating activities:
Net income	$1,699	$4,361
Adjustments to reconcile to net cash flows from (used in) operating activities:
Gain on divestiture	—	(4,861)
Loss on early extinguishment of debt and related expenses	—	239
Depreciation and amortization expense	63	61
Deferred income tax expense (benefit)	(10)	104
Pension and postretirement	(88)	(397)
Tobacco settlement accruals	(663)	(1,114)
Income taxes	61	770
Other, net	215	112
Net cash flows from (used in) operating activities	1,277	(725)
Cash flows from (used in) investing activities:
Capital expenditures	(66)	(94)
Proceeds from settlement of investments	—	182
Proceeds from divestiture	—	5,015
Other, net	1	—
Net cash flows from (used in) investing activities	(65)	5,103
Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,384)	(1,113)
Repurchase of common stock	(139)	(149)
Borrowings under revolving credit facility	500	—
Repayments of borrowings under revolving credit facility	(500)	—
Early extinguishment of debt	—	(3,650)
Premiums paid for early extinguishment of debt	—	(207)
Proceeds from termination of interest rate swaps	—	66
Debt financing fees	—	(7)
Excess tax benefit on stock-based compensation plans	—	26
Net cash flows used in financing activities	(1,523)	(5,034)
Effect of exchange rate changes on cash and cash equivalents	18	7
Net change in cash and cash equivalents	(293)	(649)
Cash and cash equivalents at beginning of period	2,051	2,567
Cash and cash equivalents at end of period	$1,758	$1,918
Income taxes paid, net of refunds	$804	$1,699
Interest paid	$325	$378

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,758	$2,051
Accounts receivable	123	66
Accounts receivable, related party	1	113
Other receivables	11	10
Inventories	1,448	1,645
Other current assets	295	353
Total current assets	3,636	4,238
Property, plant and equipment, net of accumulated depreciation (2017 — $1,534; 2016 — $1,662)	1,338	1,348
Trademarks and other intangible assets, net of accumulated amortization	29,432	29,444
Goodwill	15,992	15,992
Other assets and deferred charges	65	73
	$50,463	$51,095
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$193	$221
Tobacco settlement accruals	1,833	2,498
Due to related party	—	7
Deferred revenue, related party	106	66
Current maturities of long-term debt	1,748	501
Dividends payable on common stock	727	656
Other current liabilities	935	1,036
Total current liabilities	5,542	4,985
Long-term debt (less current maturities)	11,390	12,664
Long-term deferred income taxes, net	9,614	9,607
Long-term retirement benefits (less current portion)	1,768	1,869
Long-term deferred revenue, related party	19	39
Other noncurrent liabilities	244	220
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2017 — 1,426,238,791; 2016 — 1,425,824,955)	—	—
Paid-in capital	18,197	18,285
Retained earnings	3,980	3,740
Accumulated other comprehensive loss	(291)	(314)
Total shareholders’ equity	21,886	21,711
	$50,463	$51,095

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

On January 16, 2017, RAI, British American Tobacco p.l.c., referred to as BAT, BATUS Holdings Inc., an indirect, wholly owned subsidiary of BAT, and Flight Acquisition Corporation, an indirect, wholly owned subsidiary of BAT, referred to as Merger Sub, entered into an Agreement and Plan of Merger, as it and the plan of merger contained therein were amended on June 8, 2017, referred to as the Merger Agreement, pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub would merge with and into RAI, referred to as the BAT Merger, with RAI surviving as an indirect, wholly owned subsidiary of BAT.  Pursuant to the terms of the Merger Agreement, the BAT Merger was completed on July 25, 2017. For additional information related to the BAT Merger, see note 14.

RAI was incorporated as a holding company in the State of North Carolina in 2004, and, prior to the completion of the BAT Merger, its common stock was listed on the New York Stock Exchange, referred to as NYSE, under the symbol “RAI.” RAI was created to facilitate the business combination of the U.S. business of Brown & Williamson Holdings, Inc., referred to as B&W, an indirect wholly owned subsidiary of BAT, with R. J. Reynolds Tobacco Company, a wholly owned subsidiary of R.J. Reynolds Tobacco Holdings, Inc., referred to as RJR, on July 30, 2004, with such combination referred to as the B&W business combination.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Basis of Presentation

The accompanying interim condensed consolidated financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as GAAP, for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All material intercompany balances have been eliminated. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim periods ended June 30, 2017, are not necessarily indicative of the results that may be expected for a full fiscal year.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
State Settlement Agreements	$758	$719	$1,485	$1,349
FDA user fees	46	49	93	99

In 2012, RJR Tobacco, Lorillard Tobacco Company, LLC., referred to as Lorillard Tobacco, SFNTC and certain other participating manufacturers, referred to as the PMs, entered into a term sheet, referred to as the Term Sheet, with 17 states, the District of Columbia and Puerto Rico to settle certain claims related to the MSA non-participating manufacturer adjustment, referred to as the NPM Adjustment. The Term Sheet resolved claims related to volume years from 2003 through 2012 and puts in place a revised method to determine future adjustments from 2013 forward. In 2013 and 2014, five additional states joined the Term Sheet, including two states that were found to not have diligently enforced their qualifying statutes in 2003. An additional two states joined the Term Sheet in the second quarter of 2017 and, as a result, expenses for the MSA were reduced by $17 million for the three and six months ended June 30, 2017. The parties to the Term Sheet represent an allocable share of 51.73%.

As a result of meeting the performance requirements associated with the Term Sheet, RJR Tobacco and Santa Fe, collectively, recognized credits of $16 million and $74 million for the three months ended June 30, 2017 and 2016, respectively, and $26 million and $143 million for the six months ended June 30, 2017 and 2016, respectively. RJR Tobacco expects to recognize additional credits through the remainder of 2017.

In October 2015, RJR Tobacco, SFNTC and certain other PMs entered into a settlement agreement with the State of New York, referred to as the NY Settlement Agreement, to settle certain claims related to the NPM Adjustment. The NY Settlement Agreement resolves NPM Adjustment claims related to payment years from 2004 through 2014, providing RJR Tobacco and SFNTC, collectively, with credits, of approximately $290 million, plus interest, subject to meeting various performance obligations. These credits will be applied against annual payments under the MSA over a four-year period, which commenced with the April 2016 MSA payment. RJR Tobacco and Santa Fe, collectively, recognized credits of $26 million and $24 million as a reduction to costs of products sold for the three months ended June 30, 2017 and 2016, respectively, and $49 million and $46 million for the six months ended June 30, 2017 and 2016, respectively. In addition, the NY Settlement Agreement put in place a new method to determine future adjustments from 2015 forward as to New York.

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

The components of the net benefit income are set forth below:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			Postretirement				Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$5	$4	$1	$—	$9	$8	$1	$1
Interest cost	67	74	11	11	134	148	22	24
Expected return on plan assets	(97)	(93)	(3)	(2)	(194)	(186)	(5)	(5)
Amortization of prior service cost (credit)	—	—	(9)	(10)	1	1	(18)	(21)
Net benefit income	$(25)	$(15)	$—	$(1)	$(50)	$(29)	$—	$(1)

RAI disclosed in its financial statements for the year ended December 31, 2016, that it expects to contribute $111 million to its pension plans in 2017, of which $7 million was contributed during the first six months of 2017.

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

As of June 30, 2017 and December 31, 2016, the fair value of RAI’s cash equivalents was $1.7 billion and $2.0 billion, respectively, and was classified in Level 1 of the fair value hierarchy for both periods. The estimated fair value of RAI’s outstanding consolidated debt, in the aggregate, was $14.7 billion and $14.3 billion as of June 30, 2017 and December 31, 2016, respectively. The fair value is derived from a third party pricing source utilizing market quotes, credit spreads and discounted cash flows, as appropriate, and is classified in Level 2 of the fair value hierarchy. Additionally, RAI sponsors a number of non-contributory defined benefit

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

pension plans covering certain employees of RAI and its subsidiaries, and investments in plan assets to fund these obligations are carried at their fair value as of December 31, 2016, and after adjustments for expected returns, cash contributions and benefit payments made in the interim period.

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, referred to as FASB, issued Accounting Standards Update, referred to as ASU, 2016-09, Compensation—Stock Compensation (Topic 718)—Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income tax, forfeitures, statutory tax withholding requirements, classifications of awards as either equity or liabilities, and classification of taxes in the statement of cash flows. The amended guidance also requires an entity to record excess tax benefits and deficiencies in the income statement rather than as a change to paid-in capital. The amended guidance was effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. RAI adopted this amended guidance effective January 1, 2017, on a prospective basis, with no material impact to its results of operations, cash flows and financial position. The adoption resulted in a $29 million decrease to income tax expense for the excess tax benefits and an immaterial increase in potential dilutive weighted average shares for the six months ended June 30, 2017.

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

•

ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815)—Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 Emerging Issues Task Force Meeting;

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), requiring lessees to recognize lease assets and lease liabilities in the balance sheet and disclose key information about leasing arrangements, such as information about variable lease payments and options to renew and terminate leases. The amended guidance will require both operating and finance leases to be recognized in the balance sheet. Additionally, the amended guidance aligns lessor accounting to comparable guidance in Accounting Standard Codification Topic 606, Revenue from Contracts with Customers. The amended guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. RAI expects to adopt the amended guidance in ASU 2016-02 effective January 1, 2019, and is currently early in its assessment of the impact of this new standard. However, if at adoption RAI has similar obligations for leases as it had at June 30, 2017, RAI believes this guidance will not have a material impact on its results of operations, cash flows and financial position. RAI expects to substantially complete its assessment of the new standard during 2017.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718) —Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Topic 718. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. RAI has not yet determined when it will adopt this amended guidance. The amended guidance is not expected to have a material impact on RAI’s results of operations, cash flows and financial position.

Note 2 — Intangible Assets

The changes in the carrying amounts of goodwill by segment were as follows:

	RJR Tobacco	Santa Fe	American Snuff	All Other	Consolidated
Balance as of December 31, 2016
Goodwill	$17,069	$197	$2,501	$16	$19,783
Less: accumulated impairment charges	(3,763)	—	(28)	—	(3,791)
	$13,306	$197	$2,473	$16	$15,992

Balance as of June 30, 2017
Goodwill	$17,069	$197	$2,501	$16	$19,783
Less: accumulated impairment charges	(3,763)	—	(28)	—	(3,791)
	$13,306	$197	$2,473	$16	$15,992

The carrying amounts and changes therein of trademarks and other intangible assets by segment were as follows:

	RJR Tobacco		Santa Fe	American Snuff	All Other	Consolidated
	Trademarks	Other	Trademarks	Trademarks	Other	Trademarks	Other
Indefinite-lived:
Balance as of December 31, 2016	$27,826	$87	$136	$1,136	$—	$29,098	$87
Balance as of June 30, 2017	$27,826	$87	$136	$1,136	$—	$29,098	$87
Finite-lived:
Balance as of December 31, 2016	$12	$229	$—	$5	$13	$17	$242
Amortization	(3)	(8)	—	—	(1)	(3)	(9)
Balance as of June 30, 2017	$9	$221	$—	$5	$12	$14	$233

Details of finite-lived intangible assets were as follows:

	June 30, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$240	$(25)	$215	$240	$(19)	$221
Contract manufacturing agreement	151	(145)	6	151	(143)	8
Trademarks	124	(110)	14	124	(107)	17
Other intangibles	15	(3)	12	15	(2)	13
	$530	$(283)	$247	$530	$(271)	$259

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The estimated remaining amortization expense associated with finite-lived intangible assets is expected to be as follows:

Year	Amount
Remainder of 2017	$11
2018	22
2019	16
2020	15
2021	14
Thereafter	169
$247

Note 3 — Income Per Share

The components of the calculation of income per share were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$919	$796	$1,699	$4,361

Basic weighted average shares, in thousands	1,426,578	1,427,413	1,426,412	1,427,430
Effect of dilutive potential shares:
Restricted stock units	2,138	2,554	2,697	3,088
Diluted weighted average shares, in thousands	1,428,716	1,429,967	1,429,109	1,430,518

For additional information regarding dilutive shares, see “— Recently Adopted Accounting Pronouncements” in note 1.

Note 4 — Inventories

The major components of inventories were as follows:

	June 30, 2017	December 31, 2016
Leaf tobacco	$1,222	$1,436
Other raw materials	99	77
Work in process	72	81
Finished products	175	165
Other	23	25
Total	1,591	1,784
LIFO allowance	(143)	(139)
	$1,448	$1,645

RJR Tobacco performs its annual LIFO inventory valuation at December 31. Interim periods represent an estimate of the expected annual valuation.

Note 5 — Income Taxes

The provision for income taxes was as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Provision for income taxes	$479	$470	$874	$2,624
Effective tax rate	34.3%	37.1%	34.0%	37.6%

The effective tax rate for the six months ended June 30, 2017, was primarily impacted by a $29 million decrease in tax attributable to excess tax benefits on stock-based compensation plans and a reduction in state taxes. The effective tax rate for the six months ended

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2016, was primarily impacted by an increase in tax attributable to the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with the international companies that distributed and marketed the brand outside the United States. Additionally, the effective tax rate for each period differed from the federal statutory rate of 35% due to the domestic manufacturing deduction, state income taxes and certain nondeductible items.

Note 6 — Credit Agreement

In December 2014, RAI entered into a credit agreement, referred to as the Credit Agreement, with a syndicate of lenders, providing for a five-year, $2 billion senior unsecured revolving credit facility. The maturity date of the Credit Agreement had been extended to December 18, 2021.

Effective July 25, 2017, RAI terminated the Credit Agreement in connection with the completion of the BAT Merger. For additional information related to the Credit Agreement termination and the BAT Merger, see note 14.  The following information is a description of the Credit Agreement prior to its termination on July 25, 2017.

Subject to certain conditions, RAI was able to use the revolving credit facility under the Credit Agreement for borrowings and issuances of letters of credit at its option, subject to a $300 million sublimit on the aggregate amount of letters of credit. Issuances of letters of credit reduced availability under such revolving credit facility.

The Credit Agreement contained certain customary restrictive covenants, and two financial covenants – a consolidated leverage ratio covenant and a consolidated interest coverage ratio covenant. The Credit Agreement contained customary events of default, including upon a change in control, as defined therein, which could result in the acceleration of all amounts outstanding and cancellation of all commitments outstanding under the Credit Agreement.

The lenders’ obligations under the Credit Agreement to fund borrowings were subject to the accuracy of RAI’s representations and warranties and the absence of any default, provided, however, that the accuracy of RAI’s representation as to the absence of any material adverse effect, as defined in the Credit Agreement, was not a condition to borrowing for the purpose of refinancing any maturing commercial paper.

Under the terms of the Credit Agreement, RAI was required to pay a facility fee per annum of between 0.100% and 0.275%, based generally on the ratings of RAI’s senior, unsecured, long-term indebtedness, on the lender commitments in respect of the revolving credit facility thereunder.

Borrowings under the Credit Agreement bore interest, at the option of RAI, at a rate equal to an applicable margin based generally on the ratings of RAI’s senior, unsecured, long-term indebtedness, plus:

•

the alternate base rate – the higher of (1) the federal funds effective rate from time to time plus 0.5%, (2) the prime rate and (3) the reserve adjusted eurodollar rate for a one month interest period plus 1%; or

•	the eurodollar rate – the reserve adjusted rate at which eurodollar deposits for one, two, three or six months are offered in the interbank eurodollar market.

Overdue principal outstanding under the revolving credit facility of the Credit Agreement bore interest at a rate equal to the rate then in effect with respect to such borrowings, plus 2.0% per annum. Any amount besides principal that became overdue bore interest at a rate equal to 2.0% per annum in excess of the rate of interest applicable to base rate loans.

Certain of RAI’s subsidiaries, including its Material Subsidiaries, as defined in the Credit Agreement, had guaranteed, on an unsecured basis, RAI’s obligations under the Credit Agreement. The same subsidiaries that guaranteed the Credit Agreement also guaranteed RAI’s outstanding notes. Under the terms of the indenture governing RAI’s outstanding notes, if any guarantor of such notes ceased to be a guarantor under the Credit Agreement (or any replacement or refinancing thereof), that guarantor would be released automatically from all of its obligations under the RAI indenture and its guarantee of the RAI notes. In connection with the termination of the Credit Agreement on July 25, 2017, the subsidiary guarantees of the Credit Agreement also terminated. For information regarding the impact of the BAT Merger on the guarantees of RAI’s indenture and outstanding notes, see note 14.

In the first six months of 2017, RAI borrowed and repaid $500 million under the Credit Agreement at an interest rate of 2.15%. As of June 30, 2017, there were no outstanding borrowings and no letters of credit outstanding under the Credit Agreement.

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

In connection with the B&W business combination, RJR Tobacco undertook certain indemnification obligations with respect to B&W and its affiliates, including its indirect parent, BAT. As a result of the BAT Merger, these indemnification obligations are now intercompany obligations. See “— Litigation Affecting the Cigarette Industry — Overview — Introduction” below. In connection with the Lorillard Merger and the Divestiture, as applicable, RAI and RJR Tobacco undertook certain indemnification obligations. See “— Litigation Affecting the Cigarette Industry — Overview — Introduction,” “— Other Contingencies — ITG Indemnity,” and “— Other Contingencies — Loews Indemnity” below. In addition, in connection with the sale of the non-U.S. operations and business of the NATURAL AMERICAN SPIRIT brand, the Sellers have agreed to indemnify the buyer for certain claims. See “— Other Contingencies — JTI Indemnities” below.

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

RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2017, contains accruals for the following Engle Progeny cases: Starr-Blundell, Monroe, Lourie, Lewis, Block and Ward (for attorneys’ fees and interest only with respect to Ward). In the second quarter of 2017, RJR Tobacco paid approximately $3.5 million in satisfaction of the judgment, including attorneys’ fees and interest, in Lawrence and attorneys’ fees and interest in Buonomo. Other accruals include an amount for the estimated costs of the corrective communications in the U.S. Department of Justice case. As other cases proceed through the appellate process, RAI will evaluate the need for further accruals on an individual case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

During the second quarter of 2017, 35 tobacco-related cases were served against Reynolds Defendants. On June 30, 2017, there were, subject to the exclusions described immediately below, 249 cases pending against Reynolds Defendants: 232 in the United States and 17 in Canada, as compared with 286 total cases on June 30, 2016. Of the U.S. cases pending on June 30, 2017, 37 are pending in federal court, 194 in state court and one in tribal court, primarily in the following states: Illinois (51 cases); Massachusetts (35 cases); Florida (29 cases); New York (18 cases); Missouri (16 cases); New Mexico (16 cases); and Louisiana (10 cases). The U.S. case number excludes the approximately 564 individual smoker cases pending in West Virginia state court as a consolidated action, 2,694 Engle Progeny cases, involving approximately 3,492 individual plaintiffs, and 2,346 Broin II cases, pending in the United States against RJR Tobacco, Lorillard Tobacco or certain other Reynolds Defendants.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table lists the categories of the U.S. tobacco-related cases pending against Reynolds Defendants as of June 30, 2017, and the increase or decrease from the number of cases pending against Reynolds Defendants as of March 31, 2017, as reported in RAI’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, filed with the U.S. Securities and Exchange Commission, referred to as the SEC, on May 3, 2017, and a cross-reference to the discussion of each case type.

Case Type	U.S. Case Numbers as of June 30, 2017	Change in Number of Cases Since March 31, 2017 Increase/(Decrease)
Individual Smoking and Health Cases	104	(33)
West Virginia IPIC (Number of Plaintiffs)*	1 (approx. 564)	No change
Engle Progeny Cases (Number of Plaintiffs)**	2,694 (approx. 3,492)	(83) (78)
Broin II Cases	2,346	(6)
Class-Action Suits	28	1
Filter Cases	73	(5)
Health-Care Cost Recovery Cases	2	No change
State Settlement Agreements—Enforcement and Validity; Adjustments	2	No change
Other Litigation and Developments	22	(2)

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

The Florida state court class-action case, Engle v. R. J. Reynolds Tobacco Co., and the related cases commonly referred to as Engle Progeny cases have attracted significant attention. After the Florida Supreme Court’s 2006 ruling that members of the formerly certified class could file individual actions, roughly 10,000 claims or actions were filed in Florida state or federal courts before the deadline set by the Florida Supreme Court. No new or additional such claims may be filed. As reflected in the table above, 2,694 Engle Progeny cases were pending as of June 30, 2017, that included claims asserted on behalf of 3,492 plaintiffs. Following an agreement to settle most Engle Progeny cases that remained pending in federal courts in the first quarter of 2015, nearly all Engle Progeny cases currently pending are in Florida state courts. Since 2009, there have been over 200 Engle Progeny trials in Florida state or federal courts involving RJR Tobacco or Lorillard Tobacco. As described more fully immediately below in “— Scheduled Trials” and “—Trial Results,” additional Engle Progeny cases involving RJR Tobacco are being tried and set for trial on an ongoing basis. Juries in Engle Progeny cases have awarded substantial amounts in compensatory and punitive damage awards, many of which currently are at various stages in the appellate process. RJR Tobacco and Lorillard Tobacco also have paid substantial amounts in compensatory and punitive damage awards in Engle Progeny cases. For a detailed description of these cases, see “— Engle and Engle Progeny cases” below.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. There are 32 cases, exclusive of Engle Progeny cases, scheduled for trial as of June 30, 2017 through June 30, 2018, for RJR Tobacco, B&W, Lorillard Tobacco or their affiliates and indemnitees: five individual smoking and health cases, 25 Filter Cases, and two other non-smoking and health cases. There are also approximately 117 Engle Progeny cases against RJR Tobacco, B&W and/or Lorillard Tobacco set for trial through June 30, 2018. It is not known how many of these cases will actually be tried.

Trial Results. From January 1, 2014 through June 30, 2017, 141 individual smoking and health, Engle Progeny, Filter and health-care cost recovery cases in which RJR Tobacco, B&W and/or Lorillard Tobacco were defendants were tried, including ten trials for cases where mistrials were declared in the original proceedings. Verdicts in favor of RJR Tobacco, B&W and Lorillard Tobacco and, in some cases, other defendants, were returned in 67 cases, tried in Florida (41), California (1) and New Jersey (1). There were also 24 mistrials in Florida. Verdicts in favor of the plaintiffs were returned in 65 cases tried in Florida, and one in California. Six cases in Florida were dismissed during trial. One case in Florida was a retrial only as to the amount of damages. In another case in Florida, the jury entered a partial verdict that did not include compensatory or punitive damages, and post-trial motions are pending.

In the second quarter of 2017, eight Engle Progeny cases in which RJR Tobacco and/or Lorillard Tobacco was a defendant were tried:

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

•

In Lawrence v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent 65% at fault and RJR Tobacco 35% at fault, awarded approximately $858,200 in compensatory damages, and found that the plaintiff was entitled to punitive damages. Prior to the punitive damages phase, the parties resolved the matter.

•

In Sheffield v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent 40% at fault and RJR Tobacco 60% at fault, awarded $1.8 million in compensatory damages and $5 million in punitive damages.

•	In Olson v. R. J. Reynolds Tobacco Co., the court granted RJR Tobacco’s motion for a mistrial.
•	In Kogan v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco and the remaining defendant.
•	In Gay v. R. J. Reynolds Tobacco Co., a mistrial was granted due to comments made by a prospective juror during jury selection.

In addition, since the end of the second quarter of 2017, two other Engle Progeny cases, in which RJR Tobacco, B&W, and/or Lorillard were a defendant were tried:

•

In Maloney v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent 50% at fault and RJR Tobacco 50% at fault, and awarded $1.65 million in compensatory damages.  Punitive damages were not awarded.

•

In Thomas v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent 45% at fault and RJR Tobacco 55% at fault, and awarded $4 million in compensatory damages.  Punitive damages were not awarded.

For a detailed description of the above-described cases, see “— Engle and Engle Progeny Cases” below.

In the second quarter of 2017, no non-Engle Progeny individual smoking and health cases, in which RJR Tobacco, B&W and/or Lorillard Tobacco was a defendant, were tried.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In the second quarter of 2017, no Filter cases, in which RJR Tobacco and/or Lorillard Tobacco was a defendant, were tried.

For information on the verdicts in the Engle Progeny cases that have been tried and remain pending as of June 30, 2017, in which verdicts have been returned against RJR Tobacco, Lorillard Tobacco or B&W, or all three, see the Engle Progeny cases charts at “— Engle and Engle Progeny Cases” below. The following chart reflects the verdicts in the non-Engle Progeny smoking and health cases, health-care cost recovery cases or Filter Cases that have been tried and remain pending as of June 30, 2017, in which verdicts have been returned against RJR Tobacco, B&W or Lorillard Tobacco, or all three.

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

Individual Smoking and Health Cases

As of June 30, 2017, 104 individual cases were pending in the United States against RJR Tobacco, B&W (as RJR Tobacco’s indemnitee), Lorillard Tobacco or all three. This category of cases includes smoking and health cases alleging personal injuries caused by tobacco use or exposure brought by or on behalf of individual plaintiffs based on theories of negligence, strict liability, breach of express or implied warranty, and violations of state deceptive trade practices or consumer protection statutes. The plaintiffs seek to recover compensatory damages, attorneys’ fees and costs, and punitive damages. The category does not include the Broin II, Engle Progeny, Filter or West Virginia IPIC cases discussed below. One of the individual cases is brought by or on behalf of an individual or his/her survivors alleging personal injury as a result of exposure to environmental tobacco smoke, referred to as ETS.

Below is a description of the non-Engle Progeny individual smoking and health cases against RJR Tobacco, B&W, and/or Lorillard Tobacco that went to trial or were decided during the period from January 1, 2017 to June 30, 2017, or remained on appeal as of June 30, 2017.

On May 26, 2010, in Izzarelli v. R. J. Reynolds Tobacco Co. (U.S.D.C. D. Conn., filed 1999), the jury awarded the plaintiff $13.76 million in compensatory damages on the negligence and strict liability claims, found RJR Tobacco 58% at fault and the plaintiff 42% at fault, and found that the plaintiff was entitled to punitive damages. The plaintiff sought to recover damages for personal injuries allegedly sustained as a result of unsafe and unreasonably dangerous cigarette products and for economic losses she sustained as a result of supposed unfair trade practices. On December 5, 2010, the district court (1) awarded the plaintiff $3.97 million in punitive damages based on Connecticut’s common-law rule limiting punitive damage awards to the amount of litigation expenses less taxable costs, (2) entered judgment in the amount of $11.95 million (the $13.76 million compensatory damages award reduced by the allocation of fault plus the $3.97 million punitive damages award), and (3) granted the plaintiff $15.8 million in offer of judgment

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

interest through that date and, going forward, approximately $4,000 per day until entry of an amended judgment. In March 2011, the district court entered an amended judgment of approximately $28.1 million. RJR Tobacco appealed to the U.S. Court of Appeals for the Second Circuit, referred to as the Second Circuit, and the plaintiff cross appealed. In a non-precedential summary order dated July 7, 2017, the Second Circuit affirmed the $7.98 million compensatory damages award, vacated the $3.97 million punitive damages award, and remanded for a re-determination of punitive damages in light of the Connecticut Supreme Court’s decision in the Bifolck v. Philip Morris, Inc. case, which ruled that punitive damages in a product liability action are not capped at the amount of litigation expenses less taxable costs under Connecticut’s common-law rule, but instead are capped under the Connecticut Product Liability Act at twice the compensatory damages award.  RJR Tobacco filed a motion for rehearing and rehearing en banc on July 21, 2017.  A decision is pending.

On July 30, 2014, in Major v. Lorillard Tobacco Co. (Super. Ct. Los Angeles County, Cal., filed 2011), the jury awarded the plaintiff approximately $17.74 million in compensatory damages on the negligence and strict liability claims and found the plaintiff 50% at fault, Lorillard Tobacco 17% at fault, and RJR Tobacco and another manufacturer collectively 33% at fault. Punitive damages were not at issue. RJR Tobacco and the other manufacturer had been dismissed prior to trial. The plaintiffs alleged that as a result of the use of the defendants’ products and exposure to asbestos, the decedent, William Major, suffered from lung cancer, and sought an unspecified amount of damages. In August 2014, the trial court entered an initial final judgment of approximately $3.9 million against Lorillard Tobacco. On July 1, 2015, the trial court entered an amended final judgment in the amount of approximately $3.78 million in compensatory damages, approximately $135,000 in costs, approximately $1.9 million in prejudgment interest, and post-judgment interest from August 25, 2014 in the amount of approximately $1,100 per day. Lorillard Tobacco appealed from the original and amended judgments, which appeals have been consolidated, and posted a supersedeas bond in the amount of approximately $9.1 million. On October 20, 2015, the appellate court granted RJR Tobacco’s motion to substitute itself for Lorillard Tobacco. Oral argument occurred on June 27, 2017. Before oral argument, the court issued a tentative ruling in which it indicated it was inclined to affirm the judgment.  A decision is pending.

On July 8, 2015, in Larkin v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2002) the jury awarded the plaintiff approximately $4.96 million in compensatory damages on the strict liability and intentional tort claims, found RJR Tobacco 62% at fault and the decedent 38% at fault, and awarded $8.5 million in punitive damages. The plaintiff alleged that as a result of using the defendant’s products, the decedent suffered from mouth and lung cancer, and sought an unspecified amount of compensatory and punitive damages. In July 2015, the trial court entered judgment in the amount of approximately $13.46 million. On March 22, 2016, the trial court granted RJR Tobacco’s motion for a new trial on claims of defective product and damages only and denied the remaining post-trial motions. The new trial has not been scheduled. In April 2016, RJR Tobacco appealed to the Third District Court of Appeal, referred to as DCA, and the plaintiff cross appealed. Oral argument occurred on May 3, 2017. On June 28, 2017, the Third DCA affirmed the final judgment and order denying the motion for a new trial as to the fraudulent concealment and conspiracy to conceal claims, reversed the new trial order, and remanded with directions to reinstate the jury verdict.  RJR Tobacco filed a motion for clarification and motion for rehearing en banc or certification to the Florida Supreme Court on July 13, 2017.  A decision is pending.

On February 8, 2016, in Pooshs v. Philip Morris USA, Inc. (U.S.D.C. N.D. Cal., filed 2004) the jury returned a verdict in favor of the defendants, including RJR Tobacco. The plaintiff alleged that as a result of using the defendants’ products, the plaintiff suffers from lung cancer. Final judgment was entered on February 9, 2016. The plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit on March 9, 2016. The case has been stayed through September 20, 2017, pending a decision in Major, described above.

West Virginia IPIC

In re: Tobacco Litigation Individual Personal Injury Cases (Cir. Ct. Ohio County, W. Va., filed beginning in 1999), is a series of roughly 1,200 individual cases asserting claims against Philip Morris USA Inc., Lorillard Tobacco, RJR Tobacco, B&W and The American Tobacco Company based on alleged personal injuries. The cases were consolidated for a Phase I trial on various defense conduct issues, to be followed in Phase II by individual trials of remaining claims. On May 15, 2013, the Phase I jury found that defendants’ cigarettes were not defectively designed; defendants’ cigarettes were not defective due to a failure to warn before July 1, 1969; defendants were not negligent, did not breach warranties, and did not engage in conduct warranting punitive damages; and defendants’ ventilated filter cigarettes manufactured and sold between 1964 and July 1, 1969 were defective for a failure to instruct. In November 2014, the West Virginia Supreme Court affirmed the verdict. On June 8, 2015, the U.S. Supreme Court denied the plaintiffs’ petition for writ of certiorari. On the same date, the trial court issued an order finding that only 30 plaintiffs are alleged to have smoked ventilated filter cigarettes in the relevant period. On October 9, 2015, the trial court outlined the procedures for resolving the claims of the 30 Phase II plaintiffs, which claims will focus on whether plaintiffs blocked cigarette vents and, if so, whether blocking proximately caused their alleged injuries. Five cases were selected to be the first claims tried, and they are tentatively scheduled to be tried beginning in May 2018. In June 2017, the defendants filed a motion to dismiss the failure to instruct claims because the plaintiffs failed to meet the court’s deadline to produce experts to support this theory of liability. A decision is pending.

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

In the year after the Florida Supreme Court’s Engle decision, putative class members filed thousands of individual actions against RJR Tobacco, B&W, Lorillard Tobacco, Philip Morris USA Inc., and the other Engle defendants, which actions commonly are referred to as Engle Progeny cases. As of June 30, 2017, 2,682 Engle Progeny cases were pending in state courts, and 12 Engle Progeny cases were pending in federal court against RJR Tobacco, B&W and/or Lorillard Tobacco. Those cases include claims by or on behalf of approximately 3,492 plaintiffs. As of June 30, 2017, RJR Tobacco also was aware of nine additional Engle Progeny cases that have been filed but not served. The number of pending cases fluctuates for a variety of reasons, including voluntary and involuntary dismissals. Voluntary dismissals include cases in which a plaintiff accepts an “offer of judgment,” referred to in Florida statutes as “proposals for settlement,” from RJR Tobacco, Lorillard Tobacco and/or RJR Tobacco’s affiliates and indemnitees. An offer of judgment, if rejected by the plaintiff, preserves RJR Tobacco’s and Lorillard Tobacco’s right to recover attorneys’ fees under Florida law in the event of a verdict favorable to RJR Tobacco or Lorillard Tobacco. Such offers are sometimes made through court-ordered mediations.

At the beginning of the Engle Progeny litigation, a central issue was the proper use of the preserved Engle findings. RJR Tobacco has argued that use of the Engle findings to establish individual elements of progeny claims (such as defect, negligence and concealment) is a violation of federal due process. In 2013, however, both the Florida Supreme Court and the U.S. Court of Appeals for the Eleventh Circuit, referred to as the Eleventh Circuit, rejected that argument. As noted below, the Eleventh Circuit, this time sitting en banc, recently heard argument on this issue again. In addition to this global due process argument, RJR Tobacco and Lorillard Tobacco raise many other factual and legal defenses as appropriate in each case. These defenses may include, among other things, arguing that the plaintiff is not a proper member of the Engle class, that the plaintiff did not rely on any statements by any tobacco company, that the trial was conducted unfairly, that some or all claims are preempted or barred by applicable statutes of limitation, or that any injury was caused by the smoker’s own conduct. In Hess v. Philip Morris USA Inc. and Russo v. Philip Morris USA Inc., decided on April 2, 2015, the Florida Supreme Court held that, in Engle Progeny cases, the defendants cannot raise a statute of repose defense to claims for concealment or conspiracy. On April 8, 2015, in Graham v. R. J. Reynolds Tobacco Co., the Eleventh Circuit held that federal law impliedly preempts use of the preserved Engle findings to establish claims for strict liability or negligence. On January 21, 2016, the Eleventh Circuit granted the plaintiff’s motion for rehearing en banc and vacated the panel decision. On May 18, 2017, the en banc Eleventh Circuit rejected RJR Tobacco’s due process and implied preemption arguments. On January 6, 2016, in Marotta v. R. J. Reynolds Tobacco Co., the Fourth DCA disagreed with the Graham panel decision and held that federal law does not impliedly preempt any tort claims against cigarette manufacturers, including those of Engle Progeny plaintiffs. The Florida Supreme Court accepted jurisdiction in Marotta, heard oral argument, and on April 6, 2017, found that federal law does not preempt the Engle Progeny plaintiff’s claims and remanded for further proceedings on punitive damages.

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

One hundred thirty-seven Engle Progeny cases have been tried in Florida state and federal courts since the beginning of 2014 through June 30, 2017, and additional state court trials are scheduled for 2017 and 2018. Since the beginning of 2014 through June 30, 2017, RJR Tobacco or Lorillard Tobacco has paid judgments in 39 Engle Progeny cases. Those payments totaled $344.1 million and included $246.3 million for compensatory or punitive damages and $97.8 million for attorneys’ fees and statutory interest. In addition, accruals for damages and attorneys’ fees and statutory interest for Starr-Blundell, Monroe, Lourie, Lewis, and Block and an accrual for attorneys’ fees and interest for Ward were recorded in RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2017. The following chart reflects the details of accrued compensatory damages related to Starr-Blundell, Monroe, Lourie, Lewis and Block.

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Lorillard Tobacco Allocation of Fault	Compensatory Damages (as adjusted)(1)	Punitive Damages	Appeal Status
Starr-Blundell	10%	—	$50,000	$—

First DCA, per curiam, reversed and remanded its May 29, 2015 opinion to the trial court for reconsideration in light of the decision in Soffer; retrial limited to punitive damages on the plaintiff's non-intentional tort claims is scheduled for February 2018

Monroe	58%	—	6,380,000	—

First DCA affirmed the final judgment, per curiam, on March 23, 2017; Florida Supreme Court declined to accept jurisdiction on June 13, 2017; deadline to file petition for writ of certiorari with the U.S. Supreme Court is September 11, 2017

Lourie	3%	7%	137,000	—

Second DCA affirmed the final judgment; Florida Supreme Court declined to accept jurisdiction based on their decision in Marotta; deadline to file a petition for writ of certiorari with the U.S. Supreme Court is September 18, 2017

Lewis	25%	—	187,500	—	Fifth DCA affirmed the final judgment, per curiam, on May 2, 2017; deadline to file a petition for writ of certiorari with the U.S. Supreme Court is September 29, 2017
Block	50%	—	463,000	800,000	Fourth DCA affirmed the final judgment, per curiam, on April 27, 2017; deadline to file a petition for writ of certiorari with the U.S. Supreme Court is September 22, 2017
Totals			$7,217,500	$800,000

(1)

Compensatory damages are adjusted to reflect the reduction that may be required by the allocation of fault. Punitive damages are not adjusted and reflect the amount of the final judgment(s) signed by the trial court judge(s). The amount listed above does not include attorneys’ fees or statutory interest of approximately $3.6 million in Starr-Blundell, Monroe, Lourie, Lewis and Block or approximately $1.6 million in attorneys’ fees and statutory interest in Ward.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following chart lists judgments in all other individual Engle Progeny cases pending as of June 30, 2017, in which a verdict or judgment has been returned against RJR Tobacco, B&W, and/or Lorillard Tobacco and the verdict or judgment has not been set aside on appeal. No liability for any of these cases has been recorded in RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2017. This chart does not include the mistrials or verdicts returned in favor of RJR Tobacco, B&W, and/or Lorillard Tobacco.

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

Andy Allen	24%	—	2,475,000		7,756,000	First DCA affirmed the judgment of the trial court; First DCA granted defendants' motion for rehearing en banc on June 15, 2017, and ordered further briefing
Calloway	27%	18%	—		—

Fourth DCA granted rehearing en banc and substituted a new opinion ordering a new trial based on improper argument; plaintiff filed a petition for writ of certiorari with the U.S. Supreme Court on June 14, 2017; a new trial date has not been scheduled

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

Florida Supreme Court found that federal law does not preempt the plaintiff's claims; remanded for further proceedings regarding punitive damages; trial has been scheduled for the July 4, 2018 through September 28, 2018 trial calendar

Searcy	30%	—	500,000	(2)	1,670,000	Pending – Eleventh Circuit
Earl Graham	20%	—	550,000		—

Eleventh Circuit, sitting en banc, rejected the defendants' due process and implied preemption claims with dissents; deadline to file a petition for writ of certiorari with the U.S. Supreme Court is September 15, 2017

Grossman	75%	—	11,514,000		22,500,000

Fourth DCA ordered award of compensatory damages reduced to reflect comparative fault, but otherwise affirmed; RJR Tobacco's motion for rehearing was denied on March 16, 2017; plaintiff and RJR Tobacco filed notices to invoke the discretionary jurisdiction of the Florida Supreme Court; decision is pending

Burkhart	25%	10%	3,500,000	(2)	1,750,000	Pending – Eleventh Circuit
Bakst (Odom)	75%	—	—		—

Fourth DCA reversed the judgment of the trial court and remanded the case for a new trial on damages only; motion for rehearing was denied on February 27, 2017; the plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court on March 27, 2017; decision is pending

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Robinson	71%	—	—		—

First DCA reversed judgment and remanded case for a new trial and denied rehearing; new trial has not been scheduled; on June 14, 2017, the plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court; decision is pending

Harris	15%	10%	1,100,000	(2)	—	Post-trial motions are pending(3)
Irimi	14.5%	14.5%	—		—	Pending – Fourth DCA
Kerrivan	31%	—	6,046,660	(2)	9,600,000	Post-trial motions are pending(3)
Schleider	70%	—	14,700,000		—	Pending – Third DCA
Perrotto	20%	6%	1,063,000		—	Plaintiff's motion for a new trial granted as to punitive damages; new trial scheduled for December 1, 2017
Ellen Gray	50%	—	3,000,000		—	Post-trial motions are pending(3)
Sowers	50%	—	2,125,000		—	Post-trial motions are pending(3)
Caprio	20%	10%	167,700		—	New trial scheduled for August 9, 2017
Zamboni	30%	—	102,000		—	Final judgment has not been entered
Pollari	42.5%	—	4,250,000		1,500,000	Pending – Fourth DCA
Gore	23%	—	460,000		—	Pending – Fourth DCA
Ryan	65%	—	13,975,000		25,000,000	Pending – Fourth DCA
Hardin	13%	—	100,880		—	Third DCA remanded the case for a new trial on punitive damages for the non-intentional tort claims; new trial is scheduled to begin August 21, 2017
McCoy	25%	20%	670,000		6,000,000	Pending – Fourth DCA
Cooper	40%	—	1,200,000		—	Pending – Fourth DCA
Duignan	30%	—	2,690,000	(2)	2,500,000	Pending – Second DCA
O'Hara	85%	—	14,700,000		20,000,000	Pending – First DCA
Marchese	22.5%	—	225,000		250,000	Pending – Fourth DCA
Barbose	42.5%	—	5,000,000	(2)	500,000	Pending – Second DCA
Ledoux	47%	—	5,000,000	(2)	12,500,000	Pending – Third DCA
Ewing	2%	—	4,800		—	Post-trial motions denied; final judgment has not been entered
Ahrens	44%	—	5,800,000	(2)	2,500,000

Second DCA affirmed the final judgment, per curiam; defendants' motion for a written opinion granted; new opinion substituted; deadline for the defendants to file a notice to invoke the discretionary jurisdiction of the Florida Supreme Court is August 11, 2017

Turner	80%	—	2,400,000		10,000,000	Pending – Fourth DCA
Enochs	66%	—	13,860,000		6,250,000	Pending – Fourth DCA
Dion	75%	—	12,000,000	(2)	30,000	Pending – Second DCA
Nally	75%	—	6,000,000	(2)	12,000,000	Pending – Second DCA
McCabe	30%	—	1,500,000		6,500,000	Pending – Second DCA
Sermons	5%	—	3,250		17,075	Post-trial motions are pending(3)
Mathis	55%	—	5,000,000	(2)	—	Pending – Third DCA
Oshinsky-Blacker	25%	—	—		—	Pending – Fourth DCA
Sherry Smith	65%	—	3,000,000	(2)	—	Pending – Fifth DCA
Prentice	40%	—	2,560,000		—	Pending – First DCA
Konzelman	85%	—	7,476,000		20,000,000	Pending – Fourth DCA
Ledo	49%	—	2,940,000		—	Post-trial motions are pending(3)
Johnston	90%	—	6,750,000		14,000,000	Pending – Second DCA
Howles	50%	—	2,000,000		3,000,000	Pending – Fourth DCA
Ford	15%	—	153,400		—	Pending – Fourth DCA
Martin	22%	—	1,190,400		200,000	Pending – Fourth DCA
Pardue	50%	—	3,467,000	(2)	6,750,000	Pending – First DCA
John Brown	35%	—	2,700,000	(2)	200,000	Post-trial motions are pending(3)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Fox	50%	—	3,000,000		—	Post-trial motions denied; RJR Tobacco filed a notice of appeal to the Fourth DCA on July 24, 2017
Whitmire	67%	—	3,000,000	(2)	—	Pending – First DCA
Santoro	26%	—	417,000		90,000	Post-trial motions are pending(3)
Lima	60%	—	1,800,000		12,000,000	Post-trial motions are pending(3)
Sheffield	60%	—	1,800,000	(2)	5,000,000

Post-trial motions denied and final judgment entered against RJR Tobacco in the amount of $1.8 million in compensatory damages and $5 million in punitive damages; deadline for RJR Tobacco to file a notice of appeal to the Fifth DCA is August 9, 2017

Maloney	50%	—	1,650,000	(2)	—	Post-trial motions are pending(3)
Thomas	55%	—	2,200,000		—	Post-trial motions are pending(3)
Totals			$202,691,090		$224,943,075

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

As reflected in the preceding chart, as of June 30, 2017, verdicts or judgments in favor of Engle Progeny plaintiffs have been entered and remain outstanding against RJR Tobacco or Lorillard Tobacco totaling $202,691,090 in compensatory damages (as adjusted) and $224,943,075 in punitive damages, which is a combined total of $427,634,165. These verdicts or judgments are at various stages in the post-trial or appellate process. RJR Tobacco believes that RJR Tobacco and Lorillard Tobacco have valid defenses in these cases, including case-specific issues beyond the due process issue discussed above, and, as described in more detail above in “— Accounting for Tobacco-Related Litigation Contingencies,” RJR Tobacco and its affiliates vigorously defend smoking and health claims, including Engle Progeny cases.

Should RJR Tobacco or Lorillard Tobacco not prevail in any particular individual Engle Progeny case or determine that in any individual Engle Progeny case an unfavorable outcome has become probable and the amount can be reasonably estimated, a loss would be recognized, which could have a material adverse effect on the results of operations, cash flows and financial position of RAI. This position on loss recognition for Engle Progeny cases as of June 30, 2017, is consistent with RAI’s and RJR Tobacco’s historic position on loss recognition for other smoking and health litigation. It is the policy of RJR Tobacco to record any loss concerning litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated on an individual case-by-case basis.

Below is a description of the Engle Progeny cases against RJR Tobacco, B&W, and/or Lorillard Tobacco that went to trial or were decided during the period from January 1, 2017 to June 30, 2017, or remained on appeal as of June 30, 2017, listed chronologically by the date of the verdict. In each case, the plaintiff: (1) alleged that the smoker was addicted to nicotine in cigarettes and, as a result of that addiction, suffered or died from one or more smoking-related diseases; (2) asserted claims based on theories of negligence, strict liability, and intentional tort; and (3) sought to recover unspecified compensatory damages, as well as attorneys’ fees and costs. The plaintiffs in most, but not all, cases also sought to recover punitive damages.

On April 13, 2010, in Putney v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury in Phase I of the trial returned a verdict for the plaintiff. On April 26, 2010, the jury in Phase II of the trial found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $15.1 million in compensatory damages; found the decedent 35% at fault, RJR Tobacco 30% at fault and the remaining defendants collectively 35% at fault; and awarded $2.5 million in punitive damages against each of RJR Tobacco and one of the remaining defendants. In August 2010, the trial court entered final judgment against RJR Tobacco in the amount of $4.5 million in compensatory damages and $2.5 million in punitive damages. In December 2010, the trial court entered an amended final judgment to provide that interest would run from April 26, 2010. In June 2013, the Fourth DCA held that the trial court erred in denying the defendants’ motion for remittitur of the compensatory damages for loss of consortium and in striking the defendants’ statute of repose affirmative defenses. As a result, the Fourth DCA reversed and remanded for further proceedings. After its April 2, 2015, ruling in Hess v. Philip Morris USA Inc. that Engle Progeny defendants cannot raise a statute of repose defense to claims for concealment or conspiracy, the Florida Supreme Court, on February 1, 2016, accepted jurisdiction in Putney, quashed the Fourth DCA’s decision and reinstated the verdict. On March 15, 2016, the Florida Supreme Court granted the defendants’ motion for clarification in an order stating that remand was for reconsideration only on the issue of the statute of repose. On August 31, 2016, the Fourth DCA entered a new opinion following remand from the Florida Supreme Court. The court reinstated the punitive damages awards of $2.5 million each

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

against RJR Tobacco and the remaining defendant. The court’s opinion that previously granted remittitur of the compensatory damages awards still stands. The matter has been remanded to the trial court for further proceedings.

On April 21, 2010, in Grossman v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), the jury, in Phase I of a retrial that followed a mistrial, returned a verdict for the plaintiff. On April 29, 2010, the jury in Phase II of the retrial found for the plaintiff on the strict liability claim and for RJR Tobacco on the negligence, warranty, and intentional tort claims; awarded $1.9 million in compensatory damages; found RJR Tobacco 25% at fault, the decedent 70% at fault, and the decedent’s spouse 5% at fault; and did not reach the issue of entitlement to punitive damages. In June 2010, the trial court entered final judgment against RJR Tobacco in the amount of approximately $484,000 in compensatory damages. In June 2012, the Fourth DCA affirmed the trial court’s judgment, but remanded for a new trial on all Phase II issues. On July 31, 2013, the jury in the second retrial found for the plaintiff on the intentional tort claims, awarded $15.35 million in compensatory damages, found the decedent 25% at fault and RJR Tobacco 75% at fault, and awarded $22.5 million in punitive damages. The trial court entered final judgment in August 2013 and did not include a reduction for comparative fault. RJR Tobacco appealed, and the plaintiff cross appealed. On January 4, 2017, the Fourth DCA ordered the award of compensatory damages be reduced to reflect the comparative fault allocation assigned by the jury, but otherwise affirmed the final judgment. RJR Tobacco’s motion for rehearing was denied on March 16, 2017. The plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court on April 13, 2017. RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court on April 14, 2017. In orders dated April 19, 2017, and April 21, 2017, the Florida Supreme Court stayed those matters pending the resolution of Schoeff, described below. On May 11, 2017, the Florida Supreme Court lifted the stay as to RJR Tobacco’s notice to invoke the court’s jurisdiction.  Jurisdictional briefing is complete, and a decision is pending.

On April 26, 2011, in Andy Allen v. R. J. Reynolds Tobacco Co. (Cir. Ct. Duval County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $6 million in compensatory damages; found RJR Tobacco 45% at fault, the decedent 40% at fault, and the remaining defendant 15% at fault; and awarded $17 million in punitive damages against each defendant. The trial court entered final judgment against RJR Tobacco in the amount of $19.7 million in May 2011 and, in October 2011, entered a remittitur of the punitive damages to $8.1 million. In May 2013, the First DCA reversed and remanded the case for a new trial. On November 24, 2014, the jury in the retrial found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $3.1 million in compensatory damages; found the decedent 70% at fault, RJR Tobacco 24% at fault, and the remaining defendant to be 6% at fault; and found that the plaintiff was entitled to punitive damages. On November 26, 2014, the jury awarded approximately $7.75 million in punitive damages against each defendant. In August 2015, the trial court entered final judgment against RJR Tobacco and the remaining defendant, jointly and severally, in the amount of approximately $3.1 million in compensatory damages and $7.75 million in punitive damages from each defendant. In September 2015, the defendants filed a notice of appeal to the First DCA. On February 24, 2017, the First DCA affirmed the judgment of the trial court. The court granted the defendants’ motion for rehearing en banc on June 15, 2017. Supplemental briefing is underway.

On May 17, 2012, in Calloway v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $20.5 million in compensatory damages; found the decedent 20.5% at fault, RJR Tobacco 27% at fault, Lorillard Tobacco 18% at fault, and the remaining defendants collectively 34.5% at fault; and found that the plaintiff was entitled to punitive damages. On May 31, 2012, the jury awarded punitive damages in the amount of $17.25 million against RJR Tobacco, $12.6 million against Lorillard Tobacco, and $25 million collectively against the remaining defendants. The trial court later determined that the jury’s apportionment of comparative fault did not apply to the compensatory damages award and, in August 2012, entered final judgment. On January 6, 2016, the Fourth DCA reversed the fraudulent concealment and conspiracy claims, reversed the punitive damages award, and remanded the case for a new trial on those issues. On September 23, 2016, the Fourth DCA, sitting en banc, reversed the judgment in its entirety and remanded the case for a new trial. On March 16, 2017, the Florida Supreme Court declined to accept jurisdiction of the case. The new trial has not been scheduled. On June 14, 2017, the plaintiff filed a petition for writ of certiorari with the U.S. Supreme Court. A decision is pending.

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

On March 20, 2013, in Marotta v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), the jury, in a retrial following a mistrial, found for the plaintiff on the strict liability claim and for RJR Tobacco on the negligence and intentional tort claims, awarded $6 million in compensatory damages, found the decedent 42% at fault and RJR Tobacco 58% at fault, and did not reach the issue of entitlement to punitive damages. The trial court later entered final judgment against RJR Tobacco in the amount of $3.48 million. On January 6, 2016, the Fourth DCA affirmed, disagreeing with the Eleventh Circuit panel decision in Graham, discussed below, regarding whether federal law preempts the plaintiff’s claims. The Fourth DCA also certified a question presenting the preemption issue to the Florida Supreme Court. On March 8, 2016, the Florida Supreme Court accepted jurisdiction of the case. On April 6, 2017, the Florida Supreme Court rephrased the certified question and then found that federal law does not preempt the plaintiff’s claims. The Florida Supreme Court then remanded the case to the Fourth DCA for further proceedings regarding punitive damages in light of its decision in Soffer.  On May 2, 2017, the Fourth DCA remanded the case to the trial court for a trial on punitive damages.  The trial has been scheduled for the July 4, 2018 through September 28, 2018 trial calendar.

On April 1, 2013, in Searcy v. R. J. Reynolds Tobacco Co. (U.S.D.C. M.D. Fla., filed 2008), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $6 million in compensatory damages; found the decedent 40% at fault, RJR Tobacco 30% at fault and the remaining defendant 30% at fault; and awarded $10 million in punitive damages against each defendant. The trial court later entered final judgment against RJR Tobacco in the amount of $6 million in compensatory damages and $10 million in punitive damages. In September 2013, the trial court granted the defendants’ motion for a new trial, or in the alternative, reduction or remittitur of the damages awarded to the extent it sought remittitur of the damages. The compensatory damage award was remitted to $1 million, and the punitive damage award was remitted to $1.67 million against each defendant. The plaintiff filed a notice of acceptance of remittitur in November 2013, and the trial court issued an amended final judgment. The defendants appealed to the Eleventh Circuit, and RJR Tobacco posted a supersedeas bond in the amount of approximately $2.2 million. Oral argument occurred on October 17, 2014. The court ordered the parties to file supplemental briefs addressing the impact of Graham, described below.  Briefs have been submitted, and a decision is pending.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On January 21, 2016, the plaintiff’s motion for rehearing en banc was granted, and the panel’s decision was vacated. On March 23, 2016, the Eleventh Circuit requested briefing on the issues of whether plaintiff’s claims are preempted and, if not, whether the defendants’ due process rights are violated. On May 18, 2017, the Eleventh Circuit issued its en banc opinion. The court held that giving preclusive effect to the findings of negligence and strict liability by the Engle jury in individual actions by Engle class members against the tobacco companies is not preempted by federal tobacco laws and does not deprive the tobacco companies of due process. The judgment against RJR Tobacco and the remaining defendant was affirmed. The deadline for the defendants to file a petition for writ of certiorari with the U.S. Supreme Court is September 15, 2017.

On June 4, 2013, in Starr-Blundell v. R. J. Reynolds Tobacco Co. (Cir. Ct. Duval County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for the defendants on the intentional tort claims; awarded $500,000 in compensatory damages; found the decedent 80% at fault, RJR Tobacco 10% at fault and the remaining defendant 10% at fault; and did not reach the issue of entitlement to punitive damages. In November 2013, the trial court entered final judgment in the amount of $50,000 against each defendant. On May 29, 2015, the First DCA affirmed the final judgment of the trial court, per curiam. On June 29, 2015, the plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. On May 24, 2016, the Florida Supreme Court accepted jurisdiction of the case, quashed the decision of the First DCA, and remanded the case for reconsideration in light of Soffer. On September 6, 2016, the First DCA, per curiam, reversed and remanded its May 29, 2015 opinion to the trial court for reconsideration in light of the decision in Soffer. Retrial is scheduled for February 2018.

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

On July 17, 2014, in Robinson v. R. J. Reynolds Tobacco Co. (Cir. Ct. Escambia County, Fla., filed 2008), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $16.9 million in compensatory damages; found the decedent 29.5% at fault and RJR Tobacco 70.5% at fault; and found that the plaintiff was entitled to punitive damages. On July 18, 2014, the jury awarded $23.6 billion in punitive damages. In July 2014, the trial court entered partial judgment on compensatory damages against RJR Tobacco in the amount of $16.9 million. On January 27, 2015, the trial court remitted the punitive damages award to approximately $16.9 million. In February 2015, RJR Tobacco filed an objection to the remitted award of punitive damages and a demand for a new trial on damages. The trial court granted a new trial on the amount of punitive damages only. The new trial on punitive damages has been stayed pending RJR Tobacco’s appeal to the First DCA of the partial judgment of compensatory damages and of the order granting a new trial on the amount of punitive damages only. On February 24, 2017, the First DCA reversed the judgment of the trial court and remanded the case for a new trial. The new trial has not been scheduled. On May 17, 2017, the First DCA denied the plaintiff’s motion for rehearing. The plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court on June 14, 2017. A decision is pending.

On July 31, 2014, in Harris v. R. J. Reynolds Tobacco Co. (U.S.D.C. M.D. Fla., filed 2008), a jury found for the plaintiff on the negligence and strict liability claims and for the defendants on the intentional tort claims; awarded $400,000 in compensatory damages for the wrongful death claim and $1.3 million in compensatory damages for the survival claim; allocated fault to the decedent (60% survival/70% wrongful death), RJR Tobacco (15% survival/10% wrongful death), Lorillard Tobacco (10% survival/10% wrongful death), and the remaining defendant (15% survival/10% wrongful death), and found that the plaintiff was not entitled to punitive damages. In December 2014, the trial court entered final judgment. Post-trial motions are pending, but in April 2015, the court stayed

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

all post-trial proceedings pending resolution of the petition for en banc consideration in Graham, described above. On May 31, 2017, the plaintiff asked the court to lift the stay.  A decision is pending.

On August 28, 2014, in Irimi v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and certain intentional tort claims and for one or more defendants on certain intentional tort claims; awarded approximately $3.1 million in compensatory damages; found the decedent 70% at fault, RJR Tobacco 14.5% at fault, Lorillard Tobacco 14.5% at fault and the remaining defendant 1% at fault; and did not reach the issue of entitlement to punitive damages. The trial court entered final judgment against each of RJR Tobacco and Lorillard Tobacco in the amount of approximately $453,000 and against the remaining defendant in the amount of approximately $31,000. On January 29, 2015, the court granted the defendants’ motion for a new trial. The plaintiff appealed to the Fourth DCA, and the defendants cross appealed. Oral argument occurred on July 12, 2017. A decision is pending.

On October 10, 2014, in Lourie v. R. J. Reynolds Tobacco Co. (Cir. Ct. Hillsborough County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for the defendants on the intentional tort claims; awarded approximately $1.37 million in compensatory damages; found the decedent 63% at fault, RJR Tobacco 3% at fault, Lorillard Tobacco 7% at fault and the remaining defendant 27% at fault; and found that the plaintiff was not entitled to punitive damages. The trial court later entered final judgment. The defendants appealed to the Second DCA in November 2014. On August 10, 2016, the Second DCA affirmed the final judgment. The defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court on September 8, 2016. On June 19, 2017, the Florida Supreme Court denied the defendants’ petition for review based on their decision in Marotta, described above. The deadline for the defendants to file a petition for writ of certiorari with the U.S. Supreme Court is September 18, 2017.

On October 20, 2014, in Kerrivan v. R. J. Reynolds Tobacco Co. (U.S.D.C. M.D. Fla., filed 2008), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $15.8 million in compensatory damages; found the plaintiff 19% at fault, RJR Tobacco 31% at fault and the remaining defendant 50% at fault; and found that the plaintiff was entitled to punitive damages. On October 22, 2014, the jury awarded $9.6 million in punitive damages against RJR Tobacco and $15.7 million against the remaining defendant. In November 2014, the trial court entered final judgment. RJR Tobacco filed its post-trial motions on December 11, 2014. On June 23, 2017, the court lifted the stay that had been in place pending the en banc decision in Graham, described above, and directed the parties to file supplemental briefs.  Briefs have been submitted, and a decision is pending.

On November 18, 2014, in Schleider v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2008), a jury found for the plaintiff on the negligence, strict liability, and certain intentional tort claims and for RJR Tobacco on certain intentional tort claims, awarded $21 million in compensatory damages, found the decedent 30% at fault and RJR Tobacco 70% at fault, and found that the plaintiff was not entitled to punitive damages. In June 2015, the trial court entered final judgment against RJR Tobacco in the amount of $14.7 million. RJR Tobacco appealed to the Third DCA and posted a supersedeas bond in the amount of $5 million. Briefing is complete. Oral argument occurred on June 19, 2017. A decision is pending.

On November 21, 2014, in Perrotto v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for the defendants on the intentional tort claims; awarded $4.1 million in compensatory damages; found the decedent 49% at fault, RJR Tobacco 20% at fault, Lorillard Tobacco 6% at fault and the remaining defendant 25% at fault; and did not reach the issue of entitlement to punitive damages. Final judgment was entered against RJR Tobacco in the amount of approximately $818,000 and against Lorillard Tobacco in the amount of approximately $245,000. In May 2016, the court granted the plaintiff’s motion for a new trial on punitive damages but denied it in all other respects. The new trial is scheduled to begin December 1, 2017.

On December 19, 2014, in Haliburton v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2008), a jury found that the plaintiff’s claims were time-barred, which resulted in a verdict for RJR Tobacco. On April 14, 2015, the trial court entered final judgment in favor of RJR Tobacco. The plaintiff appealed to the Fourth DCA, and RJR Tobacco cross appealed. On February 22, 2017, the Fourth DCA affirmed the judgment of the trial court, per curiam. On May 5, 2017, the Fourth DCA denied the plaintiff’s motion for written opinion or for certification of a question of great public importance and/or certification of direct conflict to the Florida Supreme Court. The deadline for the plaintiff to file a petition for writ of certiorari with the U.S. Supreme Court is August 3, 2017.

On January 29, 2015, in Ellen Gray v. R. J. Reynolds Tobacco Co. (U.S.D.C. M.D. Fla., filed 2008), a jury found for the plaintiff on the negligence and strict liability claims and for RJR Tobacco on the intentional tort claims, awarded $6 million in compensatory damages, and found the decedent 50% at fault and RJR Tobacco 50% at fault. Although the jury ignored an instruction on the verdict form and found that the plaintiff was entitled to punitive damages, there was no punitive damage award. In February 2015, the trial court entered final judgment against RJR Tobacco in the amount of $3 million. Post-trial motions are pending. On June 10, 2015, the court granted RJR Tobacco’s motion to stay the case pending resolution of the petition for en banc consideration in Graham,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

described above. On June 14, 2017, the court lifted the stay and directed the parties to file supplemental briefs.  Briefing is complete.  A decision is pending.

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

On February 11, 2015, in Sowers v. R. J. Reynolds Tobacco Co. (U.S.D.C. M.D. Fla., filed 2008), a jury found for the plaintiff on the negligence and strict liability claims and for RJR Tobacco on the intentional tort claims, awarded $4.25 million in compensatory damages, found the decedent 50% at fault and RJR Tobacco 50% at fault, and did not reach the issue of entitlement to punitive damages. On February 12, 2015, the trial court entered final judgment against RJR Tobacco in the amount of approximately $2.13 million. Post-trial motions are pending. On April 17, 2015, the court stayed post-trial proceedings until resolution of the petition for en banc consideration in Graham, described above. On June 28, 2017, the court lifted the stay and directed the parties to complete post-trial briefing by August 28, 2017.

On February 24, 2015, in Caprio v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury advised the trial court that it could not reach a unanimous verdict, but the trial court directed the jury to complete the verdict form on those individual verdict questions where there was unanimous agreement. In the partially completed verdict, the jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; found the plaintiff 40% at fault, RJR Tobacco 20% at fault, Lorillard Tobacco 10% at fault, and the remaining defendants 30% at fault; and awarded $559,000 in economic damages. The jury did not answer the verdict form questions relating to noneconomic damages and entitlement to punitive damages. In May 2015, the court denied the defendants’ motion for a mistrial and advised that it accepted the questions answered by the jurors as a partial verdict. A new trial will be held on the remaining issues, including comparative fault allocation. The defendants appealed to the Fourth DCA. On January 22, 2017, the defendants dismissed their appeal. The case remains pending in the trial court. The new trial is scheduled for August 9, 2017.

On February 26, 2015, in Zamboni v. R. J. Reynolds Tobacco Co. (U.S.D.C. M.D. Fla., filed 2008), a jury found for the plaintiff on the negligence and strict liability claims and for the defendants on the intentional tort claims; awarded the plaintiff $340,000 in compensatory damages; found the decedent 60% at fault, RJR Tobacco 30% at fault and the remaining defendant 10% at fault; and did not reach the issue of entitlement to punitive damages. Post-trial motions are pending. The court stayed the case pending resolution of the petition for en banc consideration in Graham, described above. On June 2, 2017, the plaintiff asked the court to lift the stay.  A decision is pending.

On March 23, 2015, in Pollari v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $10 million in compensatory damages; found the decedent 15% at fault, RJR Tobacco 42.5% at fault and the remaining defendant 42.5% at fault; and found that the plaintiff was entitled to punitive damages. On March 25, 2015, the jury awarded $1.5 million in punitive damages against each defendant. The trial court later entered final judgment against the defendants in the amount of $10 million in compensatory damages and, against each defendant, $1.5 million in punitive damages. On January 12, 2016, the trial court entered a second amended final judgment against RJR Tobacco that awarded $4.25 million in compensatory damages and $1.5 million in punitive damages. The defendants appealed to the Fourth DCA, RJR Tobacco posted a supersedeas bond in the amount of $2.5 million, and the plaintiff cross appealed. Oral argument occurred on June 27, 2017. A decision is pending.

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

On April 17, 2015, in Ryan v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury, in a retrial following a mistrial, found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $21.5 million in compensatory damages; found the plaintiff 35% at fault and RJR Tobacco 65% at fault; and found that the plaintiff was entitled to punitive damages. On April 21, 2015, the jury awarded $25 million in punitive damages. In May 2015, the trial court entered final judgment against RJR Tobacco in the amount of $21.5 million in compensatory damages and $25 million in punitive damages. On April 29, 2016, the court entered an amended final judgment against RJR Tobacco in the amount of approximately $14 million in compensatory damages and $25 million in punitive damages. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

amount of $5 million on May 27, 2016. The plaintiff filed a notice of cross appeal on June 13, 2016. Briefing is complete. Oral argument has not been scheduled.

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

On July 13, 2015, in McCoy v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $1.5 million in compensatory damages; found the decedent 35% at fault, RJR Tobacco 25% at fault, Lorillard Tobacco 20% at fault and the remaining defendant 20% at fault; and found that the plaintiff was entitled to punitive damages. On July 17, 2015, the jury awarded $3 million in punitive damages against each defendant. In August 2015, the trial court entered final judgment against RJR Tobacco, RJR Tobacco as successor-by-merger to Lorillard Tobacco, and the remaining defendant, jointly and severally, in the amount of $1.5 million in compensatory damages and, against each of them, $3 million in punitive damages. On January 4, 2016, the trial court entered an amended final judgment in the amount of $370,000 in compensatory damages and $3 million in punitive damages against RJR Tobacco, $300,000 in compensatory damages and $3 million in punitive damages against RJR Tobacco as successor-by-merger to Lorillard Tobacco, and $300,000 in compensatory damages and $3 million in punitive damages against the remaining defendant. RJR Tobacco appealed to the Fourth DCA and posted a supersedeas bond in the amount of approximately $3.35 million, and the plaintiff filed a notice of cross appeal. Oral argument is scheduled for September 26, 2017.

On July 29, 2015, in Collar v. R. J. Reynolds Tobacco Co. (Cir. Ct. Indian River County, Fla., filed 2008), a jury found that the plaintiff was not a class member, which resulted in a verdict for the defendants, including RJR Tobacco. In September 2015, the trial court entered final judgment. The plaintiff appealed to the Fourth DCA, and the defendants cross appealed. Oral argument occurred on June 13, 2017. On July 5, 2017, the Fourth DCA reversed the judgment of the trial court and remanded the case for a new trial. The deadline for the defendants to file a notice to invoke the discretionary jurisdiction of the Florida Supreme Court is August 4, 2017.

On August 6, 2015, in Block v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded approximately $1.03 million in compensatory damages; found the decedent 50% at fault and RJR Tobacco 50% at fault; and found that the plaintiff was entitled to punitive damages. On August 7, 2015, the jury awarded $800,000 in punitive damages. In September 2015, the trial court entered final judgment against RJR Tobacco in the amount of approximately $926,000 in compensatory damages and $800,000 in punitive damages. On December 9, 2015, the trial court granted RJR Tobacco’s motion to alter or amend the judgment in part in light of the Fourth DCA’s decision in Schoeff v. R. J. Reynolds Tobacco Co., described above, finding that the intentional tort exception in Section 768.81, Florida Statutes, does not apply to the fraud and conspiracy claims brought by Engle Progeny plaintiffs. As a result, an amended final judgment was entered in the amount of approximately $463,000 in compensatory damages and $800,000 in punitive damages. RJR Tobacco appealed to the Fourth DCA and posted a supersedeas bond in the amount of approximately $1.3 million, and the plaintiff filed a notice of cross appeal. On February 3, 2017, the Fourth DCA entered an order dispensing with oral argument. On April 27, 2017, the Fourth DCA affirmed the judgment of the trial court, per curiam. The deadline for RJR Tobacco to file a petition for writ of certiorari with the U.S. Supreme Court is September 22, 2017.

On September 1, 2015, in Lewis v. R. J. Reynolds Tobacco Co. (Cir. Ct. Volusia County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for RJR Tobacco on the intentional tort claims, awarded $750,000 in compensatory damages, found the decedent 75% at fault and RJR Tobacco 25% at fault, and found that the plaintiff was not entitled to punitive damages. Final judgment was entered against RJR Tobacco in the amount of $187,500 in March 2016. RJR Tobacco appealed to the Fifth DCA and posted a supersedeas bond in the amount of $187,500. On May 2, 2017, the Fifth DCA affirmed the final judgment of the trial court, per curiam. The deadline for RJR Tobacco to file a petition for writ of certiorari with the U.S. Supreme Court is September 29, 2017.

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

On September 10, 2015, in O’Hara v. R. J. Reynolds Tobacco Co. (Cir. Ct. Escambia County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $14.7 million in compensatory damages; found the decedent 15% at fault and RJR Tobacco 85% at fault; and found that the plaintiff was entitled to punitive damages. On September 11, 2015, the jury awarded $20 million in punitive damages. In September 2015, the trial court entered final judgment against RJR Tobacco in the amount of $14.7 million in compensatory damages and $20 million in punitive damages. RJR Tobacco appealed to the First DCA and posted a supersedeas bond in the amount of $5 million. Oral argument occurred on May 10, 2017. A decision is pending.

On September 22, 2015, in Suarez v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2008), a jury found that the decedent was not a class member, which resulted in a verdict for the defendants, including RJR Tobacco. In November 2015, the trial court entered final judgment. The plaintiff appealed to the Third DCA, and the defendants cross appealed. On October 19, 2016, the Third DCA affirmed the judgment of the trial court, per curiam. On October 27, 2016, the plaintiff filed a motion for a written opinion and certification to the Florida Supreme Court, which was denied on May 19, 2017. The deadline for the plaintiff to file a petition for writ of certiorari with the U.S. Supreme Court is August 17, 2017.

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

On November 17, 2015, in Barbose v. R. J. Reynolds Tobacco Co. (Cir. Ct. Pasco County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $10 million in compensatory damages, found the decedent 15% at fault, RJR Tobacco 42.5% at fault and the remaining defendant 42.5% at fault; and found that the plaintiff was entitled to punitive damages. On November 18, 2015, the jury awarded $500,000 in punitive damages against each of RJR Tobacco and the other defendant. The defendants appealed to the Second DCA, and RJR Tobacco posted a supersedeas bond in the amount of $2.5 million. Oral argument is scheduled for August 8, 2017.

On November 20, 2015, in Fanali v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2008), a jury found that cigarette smoking was not a legal cause of the decedent’s coronary artery disease and death, which resulted in a verdict for RJR Tobacco. On December 17, 2015, the trial court entered final judgment in favor of RJR Tobacco. The plaintiff appealed to the Fourth DCA, and RJR Tobacco cross appealed. On June 21, 2017, the Fourth DCA affirmed the final judgment of the trial court. On July 13, 2017, the plaintiff filed a motion for rehearing and filed an amended motion for rehearing on July 14, 2017.  A decision is pending.

On November 24, 2015, in Green v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2007), a jury found that the plaintiff does not have chronic obstructive pulmonary disease, which resulted in a verdict for RJR Tobacco. Post-trial motions were denied on March 23, 2016. On April 4, 2016, final judgment was entered in favor of RJR Tobacco. The plaintiff appealed to the Third DCA, and RJR Tobacco cross appealed. On May 3, 2017, the Third DCA affirmed the final judgment of the trial court, per curiam. The plaintiff did not seek further review.

On December 9, 2015, in Monroe v. R. J. Reynolds Tobacco Co. (Cir. Ct. Gadsden County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for RJR Tobacco on the intentional tort claims, awarded $11 million in compensatory damages, found the plaintiff 42% at fault and RJR Tobacco 58% at fault, and did not reach the issue of entitlement to punitive damages. On December 31, 2015, the trial court entered final judgment against RJR Tobacco in the amount of $6.38 million in compensatory damages. RJR Tobacco appealed to the First DCA and posted a supersedeas bond in the amount of $5 million. On March 23, 2017, the First DCA affirmed the judgment of the trial court, per curiam. On April 19, 2017, RJR Tobacco filed a notice to

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

invoke the discretionary jurisdiction of the Florida Supreme Court. On June 13, 2017, the Florida Supreme Court declined to accept jurisdiction. The deadline for RJR Tobacco to file a petition for writ of certiorari with the U.S. Supreme Court is September 11, 2017.

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

On February 12, 2016, in Ahrens v. R. J. Reynolds Tobacco Co. (Cir. Ct. Pinellas County, Fla., filed 2008), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $9 million in compensatory damages; found the decedent 32% at fault, RJR Tobacco 44% at fault, and the remaining defendant 24% at fault; and found that the plaintiff was entitled to punitive damages. On February 13, 2016, the jury awarded $2.5 million in punitive damages against each defendant. In February 2016, the trial court entered final judgment. On April 13, 2016, RJR Tobacco appealed to the Second DCA and posted a supersedeas bond in the amount of $2.5 million. On May 12, 2017, the Second DCA affirmed the final judgment of the trial court, per curiam. On May 24, 2017, the defendants filed a motion for a written opinion or citation. On July 14, 2017, the Second DCA granted the defendants’ motion for a written opinion, withdrew the May 12, 2017 decision and substituted the July 14, 2017 opinion, which affirmed the final judgment in all respects without further discussion while certifying a conflict to the Florida Supreme Court on the application of comparative fault.  The deadline for the defendants to file a notice to invoke the discretionary jurisdiction of the Florida Supreme Court is August 11, 2017.

On March 8, 2016, in Gamble v. R. J. Reynolds Tobacco Co. (Cir. Ct. Duval County, Fla., filed 2008), a jury found for the plaintiff on class membership, but found for RJR Tobacco on addiction causation, which resulted in a verdict for RJR Tobacco. Final judgment was entered in favor of RJR Tobacco on June 9, 2016. The plaintiff appealed to the First DCA on July 8, 2016. Briefing is complete. Oral argument has not been scheduled.

On April 7, 2016, in Davis v. R. J. Reynolds Tobacco Co. (Cir. Ct. Miami-Dade County, Fla., filed 2008), a jury found for the plaintiff on class membership, but found for RJR Tobacco on addiction causation, which resulted in a verdict for RJR Tobacco. On August 17, 2016, the court granted the plaintiff’s motion for a new trial. RJR Tobacco filed a notice of appeal to the Third DCA on August 25, 2016. Oral argument is scheduled for August 16, 2017.

On April 21, 2016, in Turner v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $3 million in compensatory damages; found the decedent 20% at fault and RJR Tobacco 80% at fault; and found that the plaintiff was entitled to punitive damages. On April 22, 2016, the jury awarded $10 million in punitive damages. The court entered judgment against RJR Tobacco in the amount of $2.4 million in compensatory damages and $10 million in punitive damages. In July 2016, RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $5 million. The plaintiff filed a notice of cross appeal in August 2016. Oral argument occurred on July 25, 2017. A decision is pending.

On April 26, 2016, in Enochs v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $21 million in compensatory damages; found the decedent 22% at fault, RJR Tobacco 66% at fault and the remaining defendant 12% at fault; and found that the plaintiff was entitled to punitive damages. On April 27, 2016, the jury awarded $6.25 million in punitive damages against each defendant. Final judgment was entered against RJR Tobacco in the amount of approximately $13.9 million in compensatory damages and $6.25 million in punitive damages on May 9, 2016. The defendants appealed to the Fourth DCA, and RJR Tobacco posted a supersedeas bond in the amount of approximately $3.5 million. Oral argument occurred on July 18, 2017. A decision is pending.

On May 11, 2016, in Dion v. R. J. Reynolds Tobacco Co. (Cir. Ct. Sarasota County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $12 million in compensatory damages; found the decedent 25% at fault and RJR Tobacco 75% at fault; and found that the plaintiff was entitled to punitive damages. On May 12, 2016, the jury

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

awarded $30,000 in punitive damages. On August 9, 2016, RJR Tobacco filed a notice of appeal to the Second DCA and posted a supersedeas bond in the amount of $5 million. Oral argument is scheduled for September 28, 2017.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On September 28, 2016, in Prentice v. R. J. Reynolds Tobacco Co. (Cir. Ct. Duval County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $6.4 million in compensatory damages; found the decedent 60% at fault and RJR Tobacco 40% at fault; and found that the plaintiff was entitled to punitive damages. On September 29, 2016, the jury awarded $0 in punitive damages. Post-trial motions were denied on April 11, 2017, and final judgment was entered against RJR Tobacco in the amount of $6.4 million. RJR Tobacco filed a notice of appeal to the First DCA on May 11, 2017, and the plaintiff filed a notice of cross appeal on May 19, 2017. Briefing is underway.

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

On November 2, 2016, in Johnston v. R. J. Reynolds Tobacco Co. (Cir. Ct. Sarasota County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $7.5 million in compensatory damages; found the decedent 10% at fault and RJR Tobacco 90% at fault; and found that the plaintiff was entitled to punitive damages. On November 5, 2016, the jury awarded $14 million in punitive damages. Final judgment was entered against RJR Tobacco in the amount of $6.75 million in compensatory damages and $14 million in punitive damages on November 28, 2016. Post-trial motions were denied on March 30, 2017. RJR Tobacco filed a notice of appeal to the Second DCA on April 25, 2017, and posted a supersedeas bond in the amount of $5 million on April 26, 2017. The plaintiff filed a notice of cross appeal on May 17, 2017. Briefing is underway.

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

On November 16, 2016, in Ford v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2008), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded approximately $1.02 million in compensatory damages; found the plaintiff 85% at fault and RJR Tobacco 15% at fault; and found that the plaintiff was not entitled to punitive damages. The trial court entered final judgment against RJR Tobacco in the amount of approximately $153,400 on March 13, 2017. Post-trial motions were denied on June 6, 2017.  On June 12, 2017, the plaintiff filed a notice of appeal to the Fourth DCA.  RJR Tobacco filed a notice of cross appeal on June 21, 2017.  Briefing is underway.

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

On December 16, 2016, in Dubinsky v. R. J. Reynolds Tobacco Co. (Cir. Ct. Brevard County, Fla., filed 2008), a jury found that the decedent was not a class member, which resulted in a verdict for the defendants, including RJR Tobacco. Final judgment was entered in favor of the defendants on April 3, 2017. The plaintiff did not seek further review.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On December 16, 2016, in Pardue v. R. J. Reynolds Tobacco Co. (Cir. Ct. Alachua County, Fla., filed 2008), a jury, in a retrial following a mistrial, found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded approximately $5.9 million in compensatory damages; found the decedent 25% at fault, RJR Tobacco 50% at fault, and the remaining defendant 25% at fault; and found that the plaintiff was entitled to punitive damages. On December 19, 2016, the jury awarded $6.75 million in punitive damages against RJR Tobacco and $6.75 million in punitive damages against the remaining defendant. Final judgment was entered against RJR Tobacco in the amount of approximately $5.9 million in compensatory damages (jointly and severally with the remaining defendant) and, against each defendant, $6.75 million in punitive damages on December 29, 2016. An amended final judgment was entered against RJR Tobacco in the amount of approximately $5.2 million in compensatory damages (jointly and severally with the remaining defendant) and, against each defendant, $6.75 million in punitive damages. Post-trial motions were denied on April 19, 2017. On March 8, 2017, the defendants filed a notice of appeal to the First DCA, and RJR Tobacco posted a supersedeas bond in the amount of $2.5 million on March 9, 2017. Briefing is underway.

On February 8, 2017, in Durrance v. R. J. Reynolds Tobacco Co. (Cir. Ct. Highlands County, Fla., filed 2011), a jury found that the decedent knew or should have known of her chronic obstructive pulmonary disease before May 5, 1990, which resulted in a verdict for RJR Tobacco. Final judgment was entered in favor of RJR Tobacco on April 26, 2017. On May 16, 2017, the plaintiff filed a notice of appeal to the Second DCA. RJR Tobacco filed a notice of cross appeal on May 17, 2017. Briefing is underway.

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

On February 23, 2017, in Fox v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for RJR Tobacco on the intentional tort claims; awarded $6 million in compensatory damages; found the decedent 50% at fault and RJR Tobacco 50% at fault; and found that the plaintiff was not entitled to punitive damages. Post-trial motions were denied on May 3, 2017, and final judgment was entered against RJR Tobacco in the amount of $3 million. RJR Tobacco filed a notice of appeal to the Fourth DCA on July 24, 2017. Briefing is underway.
On March 28, 2017, in Whitmire v. R. J. Reynolds Tobacco Co. (Cir. Ct. Leon County, Fla., filed 2008), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $3 million in compensatory damages; found the decedent 33% at fault and RJR Tobacco 67% at fault; and found that the plaintiff was entitled to punitive damages. On March 29, 2017, the court declared a mistrial in the punitive damages phase because the jury was deadlocked. On April 6, 2017, final judgment was entered against RJR Tobacco in the amount of $3 million in compensatory damages. Post-trial motions were denied on April 19, 2017. RJR Tobacco filed a notice of appeal to the First DCA on May 15, 2017, and posted a supersedeas bond in the amount of $3 million on June 6, 2017. Briefing is underway.

On March 29, 2017, in Santoro v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded approximately $1.6 million in compensatory damages; found the decedent 36% at fault, RJR Tobacco 26% at fault, and the remaining defendants 38% at fault; and found that the plaintiff was entitled to punitive damages. On March 31, 2017, the jury awarded $90,000 in punitive damages against RJR Tobacco and $115,000 against the remaining defendants. On April 5, 2017, an amended final judgment was entered against RJR Tobacco in the amount of $507,300 and against the remaining defendant in the amount of $724,900. Post-trial motions are pending.

On April 18, 2017, in Schlefstein v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), the court declared a mistrial during jury selection. Retrial has been scheduled for January 16, 2018.

On April 20, 2017, in Lima v. R. J. Reynolds Tobacco Co. (Cir. Ct. Hillsborough County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $3 million in compensatory damages; found the decedent 40% at fault, RJR Tobacco 60% at fault, and the remaining defendant 0% at fault; and found that the plaintiff was entitled to punitive damages with respect to RJR Tobacco and that the plaintiff was not entitled to punitive damages with respect to the other defendant.  On April 21, 2017, the jury awarded $12 million in punitive damages against RJR Tobacco. Final judgment was entered against RJR Tobacco in the amount of $1.8 million in compensatory damages and $12 million in punitive damages on April 25, 2017. Post-trial motions are pending.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On May 9, 2017, in Lawrence v. R. J. Reynolds Tobacco Co. (Cir. Ct. Marion County, Fla., filed 2007), a jury found for the plaintiff on the negligence and strict liability claims and for RJR Tobacco on the intentional tort claims; awarded approximately $858,200 in compensatory damages; found the decedent was 65% at fault and RJR Tobacco 35% at fault, and found that the plaintiff was entitled to punitive damages. Prior to the punitive damages phase, the parties resolved the matter. Final judgment was entered against RJR Tobacco in the amount of approximately $300,000.  RJR Tobacco paid approximately $2.9 million on June 29, 2017 in satisfaction of the judgment (including fees and interest).

On May 11, 2017, in Sheffield v. R. J. Reynolds Tobacco Co. (Cir. Ct. Orange County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $1.8 million in compensatory damages; found the decedent 40% at fault and RJR Tobacco 60% at fault; and found that the plaintiff was entitled to punitive damages. On May 12, 2017, the jury awarded $5 million in punitive damages against RJR Tobacco. Post-trial motions were denied on July 10, 2017, and final judgment was entered against RJR Tobacco in the amount of $1.8 million in compensatory damages and $5 million in punitive damages.  The deadline for RJR Tobacco to file a notice of appeal to the Fifth DCA is August 9, 2017.

On May 23, 2017, in Olson v. R. J. Reynolds Tobacco Co. (Cir. Ct. Duval County, Fla., filed 2008), the court granted RJR Tobacco’s motions for a mistrial due to an error with the instructions provided to the jury. Retrial is scheduled for August 6, 2018.

On June 2, 2017, in Kogan v. R. J. Reynolds Tobacco Co. (Cir. Ct. Palm Beach County, Fla., filed 2007), a jury found that an addiction to cigarettes containing nicotine was not the legal cause of the plaintiff’s bladder cancer, which resulted in a verdict for the defendants, including RJR Tobacco.  Final judgment was entered on June 22, 2017. On July 18, 2017, the plaintiff filed a notice of appeal to the Fourth DCA.  Briefing is underway.

On June 7, 2017, in Gay v. R. J. Reynolds Tobacco Co. (Cir. Ct. Hillsborough County, Fla., filed 2007), the court declared a mistrial due to comments made by a prospective juror during jury selection. Retrial is rescheduled tentatively for September 8, 2017.

On July 18, 2017, in Maloney v. R. J. Reynolds Tobacco Co. (Cir. Ct. Lee County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $1.65 million in compensatory damages; found the decedent 50% at fault and RJR Tobacco 50% at fault; and found that the plaintiff was not entitled to punitive damages.  Post-trial motions are pending.

On July 28, 2017, in Thomas v. R. J. Reynolds Tobacco Co. (Cir. Ct. Broward County, Fla., filed 2007), a jury found for the plaintiff on the negligence, strict liability, and intentional tort claims; awarded $4 million in compensatory damages; found the decedent 45% at fault and RJR Tobacco 55% at fault; and found that the plaintiff was not entitled to punitive damages.  Post-trial motions are pending.

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

As of June 30, 2017, there were 2,346 Broin II lawsuits pending in Florida. There have been no Broin II trials since 2007.

Class-Action Suits

Overview. As of June 30, 2017, 25 class-action cases, excluding the shareholder cases described below, were pending in the United States against Reynolds Defendants. These class actions seek recovery for personal injuries allegedly caused by cigarette smoking or, in some cases, for economic damages allegedly incurred by cigarette or e-cigarette purchasers.

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

In Collora v. R. J. Reynolds Tobacco Co. (Cir. Ct. City of St. Louis, Mo., filed 2000), the trial court certified a class of purchasers of RJR Tobacco “lights” cigarettes in December 2003. A status conference is scheduled for January 8, 2018.

In Black v. Brown & Williamson Tobacco Corp. (Cir. Ct. City of St. Louis, Mo., filed 2000), a putative class action filed on behalf of a class of purchasers of B&W “lights” cigarettes, a status conference is scheduled for January 8, 2018.

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

On January 6, 2016, the plaintiffs in one action filed a motion before the U.S. Judicial Panel on Multidistrict Litigation (“JPML”) to consolidate these actions before one district court for pre-trial purposes. On April 11, 2016, the JPML ordered that these cases be consolidated for pre-trial purposes before Judge James O. Browning in the U.S. District Court for the District of New Mexico, referred to as the transferee court, and the then-pending and later-filed cases now are consolidated for pre-trial purposes in that court. The cases that were filed in or transferred for pre-trial purposes to the transferee court are as follows:

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

The transferee court entered a scheduling order requiring the plaintiffs to file a consolidated amended complaint. On September 19, 2016, the plaintiffs filed a consolidated amended complaint naming SFNTC, RAI, and RJR Tobacco as defendants. That complaint alleges violations of 12 states’ deceptive and unfair trade practices statutes – California, Colorado, Florida, Illinois, Massachusetts, Michigan, North Carolina, New Jersey, New Mexico, New York, Ohio, and West Virginia – based on the use of descriptors such as “natural,” “organic” and “100% additive-free” in the marketing, labeling, advertising, and promotion of SFNTC’s NATURAL AMERICAN SPIRIT brand cigarettes. It also asserts unjust enrichment claims under those 12 states’ laws and asserts breach of express warranty claims on behalf of a national class of NATURAL AMERICAN SPIRIT menthol purchasers. The state deceptive and unfair trade practice statutory and unjust enrichment claims are brought on behalf of state-specific classes in the 12 states listed above and, in some instances, state-specific subclasses. The consolidated amended complaint seeks class certification, payment for class notice, injunctive relief, monetary damages, prejudgment interest, statutory damages, restitution, and attorneys’ fees and costs. On November 18, 2016, the defendants filed a motion to dismiss. Before responding to the motion to dismiss, the plaintiffs filed a

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

second amended class action complaint on January 12, 2017. On February 23, 2017, the defendants moved to dismiss the second amended complaint. Oral argument on the defendants’ motion to dismiss commenced on June 9, 2017 and is now completed.  A decision is pending. The transferee court’s scheduling order, as amended, provides for the plaintiffs to file a motion for class certification by April 3, 2018, and a hearing on the class certification motion on July 13-14, 2018.

On November 7, 2016, a public health advocacy organization filed Breathe DC v. Santa Fe Natural Tobacco Co., Inc. (D.C. Super. Ct.), an action against SFNTC, RAI and RJR Tobacco based on allegations relating to the labeling, advertising and promotional materials for NATURAL AMERICAN SPIRIT brand cigarettes that are similar to the allegations in the actions consolidated for pre-trial purposes in the transferee court described immediately above. The complaint seeks injunctive and other non-monetary relief, but does not seek monetary damages. On December 6, 2016, the defendants removed the action to the U.S. District Court for the District of Columbia and, on December 7, 2016, filed a notice with the JPML to have the action transferred to the transferee court. On December 7, 2016, the plaintiff moved in the U.S. District Court for the District of Columbia to remand the action to the Superior Court for the District of Columbia. On February 14, 2017, the U.S. District Court for the District of Columbia granted the plaintiffs’ motion to remand, and the case was remanded to the Superior Court of the District of Columbia. On June 9, 2017, the defendants moved to dismiss, and the court entered an order providing for briefing on that motion to conclude by August 29, 2017.

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

Filter Cases

Claims have been brought against Lorillard Tobacco and Lorillard by individuals who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by a predecessor to Lorillard Tobacco for a limited period of time ending more than 50 years ago. As of June 30, 2017, Lorillard Tobacco and/or Lorillard was a defendant in 73 Filter Cases. Since January 1, 2014, Lorillard Tobacco and RJR Tobacco have paid, or have reached agreement to pay, a total of approximately $42.3 million in settlements to resolve 165 Filter Cases.

Pursuant to the terms of a 1952 agreement between P. Lorillard Company and H&V Specialties Co., Inc. (the manufacturer of the filter material), Lorillard Tobacco is required to indemnify Hollingsworth & Vose for legal fees, expenses, judgments and resolutions in cases and claims alleging injury from finished products sold by P. Lorillard Company that contained the filter material.

On September 13, 2013, the jury in a Filter Case, DeLisle v. A. W. Chesterton Co. (Cir. Ct. Broward County, Fla., filed 2012), found for the plaintiffs on the negligence and strict liability claims; awarded the plaintiffs $8 million in compensatory damages; and found Lorillard Tobacco 22% at fault, Hollingsworth & Vose 22% at fault, and the other defendants 56% at fault. Punitive damages were not at issue. On November 6, 2013, the trial court entered final judgment against Lorillard Tobacco in the amount of $3.52 million. Lorillard Tobacco appealed to the Fourth DCA. On September 14, 2016, the Fourth DCA ordered a new trial because the trial court erred in admitting certain expert testimony and concluded that the $8 million compensatory damages award should have been

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

remitted. On July 7, 2017, the Florida Supreme Court granted the plaintiff’s motion and stayed proceedings in the Fourth DCA and in the trial court, pending disposition of the petition for discretionary review, and it accepted jurisdiction and granted review on July 11, 2017.  Oral argument has not been scheduled.

Health-Care Cost Recovery Cases

Health-care cost recovery cases have been brought by a variety of plaintiffs. Other than certain governmental actions, these cases largely have been unsuccessful on remoteness grounds, which means that one who pays an injured person’s medical expenses is legally too remote to maintain an action against the person allegedly responsible for the injury.

As of June 30, 2017, two health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, Lorillard Tobacco, or all three, as discussed below after the discussion of the State Settlement Agreements. A limited number of claimants have filed suit against RJR Tobacco, one of its affiliates, and other tobacco industry defendants to recover funds for health care, medical and other assistance paid by foreign provincial governments in treating their citizens. For additional information on these cases, see “— International Cases” below.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Post-remand proceedings are underway. On December 22, 2010, the district court dismissed B&W from the litigation. In November 2012, the trial court entered an order setting forth the text of the corrective statements and directed the parties to engage in discussions with the Special Master to implement them. After extensive mediation led the parties to an implementation agreement, the district court entered an implementation order on June 2, 2014. The defendants filed a consolidated appeal challenging both the content of the court-ordered statements and the requirement that those statements be published in redundant media. On May 22, 2015, the D.C. Circuit reversed the corrective statements order in part, affirmed in part, and remanded to the district court for further proceedings. On October 1, 2015, the district court ordered the parties to propose new corrective-statements preambles. On February 8, 2016, the district court entered an order adopting the government’s proposed corrective-statements preamble. The parties then mediated, per the district court’s order, changes to the implementation order necessitated by the new preamble. On April 19, 2016, the district court accepted the parties’ mediated agreement on implementation and entered a superseding consent order with respect to implementation. The superseding consent order stays implementation of the corrective statements until the exhaustion of appeals from the orders establishing the text of those statements and governing implementation details. On April 7, 2016, the defendants and the post-judgment parties regarding remedies noticed an appeal to the D.C. Circuit from the order adopting the government’s proposed corrective-statement preambles. On May 6, 2016, the defendants and post-judgment parties regarding remedies noticed an appeal to the D.C. Circuit from the superseding consent order. On June 7, 2016, the D.C. Circuit granted the unopposed motion of the defendants and the post-judgment parties regarding remedies to consolidate the two appeals. Briefing in the consolidated appeals concluded in late December 2016, and oral argument occurred on February 14, 2017. On April 25, 2017, the D.C. Circuit affirmed in part, reversed in part, and remanded for further proceedings. The court has not yet set a schedule for the proceedings on remand. Additionally, RJR Tobacco appealed the district court’s May 28, 2015, order requiring RJR Tobacco to televise an additional set of corrective statements on behalf of B&W. On November 1, 2016, the D.C. Circuit upheld the order. In light of the corrective-statements implementation requirements, $20 million has been accrued for the estimated costs of the corrective communications and is included in the condensed consolidated balance sheet (unaudited) as of June 30, 2017.

Native American Tribe Case.

As of June 30, 2017, one Native American tribe case was pending before a tribal court against RJR Tobacco, B&W and Lorillard Tobacco, Crow Creek Sioux Tribe v. American Tobacco Co. (Tribal Ct., Crow Creek Sioux, S.D., filed 1997). The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

•

British Columbia (British Columbia Sup. Ct., Vancouver Registry, filed 1997) - In 1997, British Columbia enacted a statute creating a civil cause of action against tobacco-related entities for the provincial government to recover the costs of health-care benefits incurred for insured British Columbia residents resulting from tobacco-related disease. An initial action brought pursuant to the statute against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and certain of its affiliates, was dismissed in February 2000 when the British Columbia Supreme Court ruled that the legislation was unconstitutional. British Columbia then enacted a revised statute, pursuant to which an action was filed in January 2001 against many of the same defendants, including RJR Tobacco and one of its affiliates. In that action, the British Columbia government seeks to recover the present value of its total expenditures for health-care benefits provided for insured persons resulting from tobacco-related disease or the risk of tobacco-related disease caused by alleged breaches of duty by the manufacturers, the present value of its estimated total expenditures for health-care benefits that reasonably could be expected to be provided for those insured persons resulting from tobacco-related disease or the risk of tobacco-related disease in the future, court ordered interest, and costs, or in the alternative, special or increased costs. The government alleges that the defendants are liable under the British Columbia statute by reason of their “tobacco related wrongs,” which are alleged to include: selling defective products, failure to warn, sale of cigarettes to children and adolescents, strict liability, deceit and misrepresentation, violation of trade practice and competition acts, concerted action, and joint liability. RJR Tobacco and its affiliate filed statements of defense in January 2007. Pre-trial discovery is ongoing.

•

New Brunswick (Ct. of Queen’s Bench of New Brunswick, Jud. Dist. Fredericton, filed 2008) - This claim is brought pursuant to New Brunswick legislation enacted in 2008 that is substantially similar to the revised British Columbia statute described above. It seeks recovery of essentially the same types of damages sought in the British Columbia action based on analogous theories of liability. RJR Tobacco and its affiliate filed statements of defense in March 2010. Pre-trial discovery is ongoing.  Trial has been set to begin on November 4, 2019.

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

•

Quebec (Super. Ct. Quebec, Dist. Montreal, filed 2012) - This claim is brought pursuant to Quebec legislation that is substantially similar to the revised British Columbia statute described above. It seeks recovery of essentially the same types of damages being sought in the British Columbia action based on analogous theories of liability. RJR Tobacco and its affiliate filed defenses in December 2014. Pre-trial discovery is ongoing.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

smoked a minimum of 25,000 of defendants’ cigarettes, as well as restitution of profits, and reimbursement of government expenditure for health-care benefits allegedly caused by the use of tobacco products.

State Settlement Agreements—Enforcement and Validity; Adjustments

As of June 30, 2017, there were two cases concerning the enforcement, validity or interpretation of the State Settlement Agreements in which RJR Tobacco, B&W or Lorillard Tobacco is a party. This number includes the motion to enforce, discussed below, relating to disputed payments under the State Settlement Agreements.

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

On March 30, 2017, the Florida court ruled that ITG should be joined into the enforcement action. Discovery related to the various motions is now underway. Court ordered mediation occurred on July 17, 2017, and the parties did not reach a resolution.

On February 17, 2017, ITG filed a complaint in the Court of Chancery of the State of Delaware seeking declaratory relief and a motion for a temporary restraining order against RAI and RJR Tobacco. In its complaint, ITG asked the court to declare various matters related to its rights and obligations under the asset purchase agreement (and related documents). In its motion, ITG asked for an injunction barring RAI and/or RJR Tobacco from alleging in the Florida enforcement litigation that ITG had breached the asset purchase agreement and requiring these companies to litigate issues under the asset purchase agreement in Delaware. A hearing was held on ITG’s complaint and motion on March 1, 2017. After argument, the court entered a temporary restraining order that enjoined RAI and RJR Tobacco from “taking offensive action to assert claims against ITG Brands” in the Florida enforcement action, but the order does not prevent RJR Tobacco from making arguments in response to claims asserted by the State of Florida, Philip Morris USA, Inc. or ITG in the Florida enforcement litigation. On March 24, 2017, RAI and RJR Tobacco answered the ITG complaint and filed a motion to stay proceedings in Delaware pending the outcome of the Florida enforcement litigation. The motion for stay filed by RAI and RJR Tobacco was denied on May 18, 2017. Cross motions for partial judgment on the pleadings were filed focusing on whether ITG’s obligation to use “reasonable best efforts” to join the Florida Settlement continued after the June 12, 2015 closing. Briefing is in progress, and oral argument on the cross motions has been scheduled for September 8, 2017.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In September 2013, the Arbitration Panel issued rulings with respect to the 15 remaining contested states. The Arbitration Panel ruled that six states – Indiana, Kentucky, Maryland, Missouri, New Mexico and Pennsylvania (collectively representing approximately 14.68% allocable share) – had not diligently enforced their Qualifying Statutes in 2003. Each of these six states filed motions to vacate and/or modify the diligent enforcement rulings on the 2003 NPM Adjustment claim. The status of the remaining pending motion is as follows:

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

RJR Tobacco now estimates that the maximum remaining amount of its claim and Lorillard Tobacco’s claim with respect to the 2003 NPM Adjustment claim is $6 million and $1 million, respectively, plus any applicable interest and earnings. Until such time RJR Tobacco’s appeal of the New Mexico state court’s ruling that modified the judgment reduction method adopted by the Arbitration Panel has been resolved, including any necessary appeals, uncertainty exists as to the timing, process and amount of RJR Tobacco’s ultimate recovery with respect to its remaining share of the 2003 NPM Adjustment claim and, accordingly, no additional amounts have been recognized in RAI’s condensed consolidated financial statements (unaudited) as of June 30, 2017.

NPM Adjustment Claims for 2004-2016. From 2006 to 2008, proceedings (including significant factor arbitrations before an independent economic consulting firm) were initiated with respect to the NPM Adjustment for 2004, 2005 and 2006. Ultimately, the Adjustment Requirements were satisfied with respect to each of these NPM Adjustments.

In subsequent years, RJR Tobacco, Lorillard Tobacco, certain other PMs and the settling states entered into three separate agreements, covering fiscal years 2007 to 2009, fiscal years 2010 to 2012, fiscal years 2013 to 2014, and fiscal years 2015 to 2017 respectively, wherein the settling states would not contest that the disadvantages of the MSA were “a significant factor contributing to” the market share loss experienced by the PMs in those years. The stipulation pertaining to each of the years covered by the four agreements became effective in February of the year a final determination by the firm of independent economic consultants would otherwise have been expected if the issue had been arbitrated on the merits. For fiscal years 2015 to 2017, RJR Tobacco and PM USA paid certain amounts to certain of the settling states for each year covered by these agreements, with RJR Tobacco paying approximately 67% of such amounts.

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

The 2004 NPM Adjustment proceeding is underway before two overlapping panels, with one panel hearing the issues with respect to five states and the other panel hearing the issues as to the remaining states that will be part of the arbitration. A revised case management order governing the arbitration was entered on January 4, 2017. Under the timing established by that case management order, discovery in the arbitration proceedings was completed by the end of the second quarter of 2017. A hearing on common issues took place starting in June 2017. State specific evidentiary hearings will begin in the fourth quarter of 2017 and will likely conclude by the end of the third quarter of 2018. Diligent enforcement rulings from the panels are likely by the end of the fourth quarter of 2018. RJR Tobacco’s and Lorillard Tobacco’s remaining claim with respect to 2004 is approximately $239 million collectively.

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

Fontem Patent Litigation. On April 4, 2016, a case was filed in federal court, Fontem Ventures B.V. and Fontem Holdings 1 B.V. v. R. J. Reynolds Vapor Company (U.S.D.C. C.D. Cal.), which alleges that VUSE products infringe four patents owned by Fontem purportedly directed to e-cigarettes. On May 3, 2016, Fontem filed a second complaint asserting that the VUSE products infringe two additional Fontem patents purportedly directed to e-cigarettes. On June 22, 2016, Fontem filed a third complaint asserting that the VUSE products infringe one additional Fontem patent purportedly directed to e-cigarettes. RJR Vapor filed an answer in the first case on June 27, 2016, and an amended answer on July 25, 2016. RJR Vapor also filed answers in the second and third cases on July 25, 2016. On June 29, 2016, RJR Vapor filed a motion to transfer the three cases to the Middle District of North Carolina, which was granted on August 8, 2016. On December 14, 2016, the transferred cases were consolidated with lead case Fontem Ventures B.V. and Fontem Holdings 1 B.V. v. R. J. Reynolds Vapor Company, 16-cv-1255 (M.D.N.C.) On March 1, 2017, Fontem filed a fourth complaint in the Middle District of North Carolina asserting that the VUSE products infringe eight additional Fontem patents. RJR Vapor filed an answer to the fourth complaint on April 24, 2017. On April 14, 2017, Fontem filed a motion to amend the consolidated three prior actions to add certain Reynolds entities as additional defendants, which was denied as moot on May 30, 2017, due to an agreed stipulation where the additional Reynolds entities agreed to be bound by any judgment and to provide discovery as if they were named parties.  On May 9, 2017, the fourth action was also consolidated with the lead case.

Also, to date, RJR Vapor has filed multiple petitions for inter partes review against seven of the 15 asserted patents. Three of the petitions have been granted, five denied, and the others are still pending decision.

Oklahoma Tax Litigation. On June 7, 2017, Philip Morris USA Inc. and R. J. Reynolds Tobacco Company, among others, filed suit in the Oklahoma Supreme Court alleging that the Oklahoma legislature improperly enacted legislation that would increase the price of cigarettes by $1.50 per pack because the legislature failed to abide by the State’s procedures for passing a tax measure.  The Oklahoma Supreme Court will hear oral argument on August 8, 2017.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

A non-jury trial was held in January and February 2010. On February 25, 2013, the district court dismissed the case with prejudice, finding that a hypothetical prudent fiduciary could have made the same decision and thus the plan’s loss was not caused by the procedural prudence which the court found to have existed. On August 4, 2014, the Fourth Circuit Court of Appeals, referred to as Fourth Circuit, reversed, holding that the district court applied the wrong standard when it held that the defendants did not cause any loss to the plan, determined the test was whether a hypothetical prudent fiduciary would have made the same decision and remanded the case back to the district court to apply the “would have standard.” On February 18, 2016, the district court dismissed the case with prejudice, finding that the defendants have shown by a preponderance of the evidence that a fiduciary acting with prudence would have divested the NGH and Nabisco Funds at the time and in the manner that the defendants did. On March 17, 2016, the plaintiff appealed arguing that the district court erred in finding that a hypothetical prudent fiduciary would have divested the NGH and Nabisco Funds at the same time and in the same manner as RJR. On April 28, 2017, the Fourth Circuit affirmed the district court’s judgment in favor of RJR. The plaintiff filed a petition for rehearing en banc on May 12, 2017, which was denied on May 26, 2017. The plaintiff agreed to forgo filing a petition for writ of certiorari with the U.S. Supreme Court in exchange for RJR withdrawing its motion for costs in the district court. Therefore, the matter has concluded.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

with environmental laws and regulations, RAI does not expect such expenditures or other costs to have a material adverse effect on the business, results of operations, cash flows or financial position of RAI or its subsidiaries.

Shareholder Cases

Lorillard Transaction. RAI, the members of the RAI board of directors and BAT have been named as defendants in a putative class-action lawsuit captioned Corwin v. British American Tobacco PLC, brought in North Carolina state court, referred to as Corwin, by a person identifying himself as a shareholder of RAI. Corwin was initiated on August 8, 2014, and an amended complaint was filed on November 7, 2014. The amended complaint generally alleges, among other things, that the members of the RAI board of directors breached their fiduciary duties to RAI shareholders by approving the share purchase by BAT and the sharing of technology with BAT, as well as that there were various conflicts of interest in the transaction. More specifically, the amended complaint alleges that (1) RAI aided and abetted the alleged breaches of fiduciary duties by its board of directors and (2) BAT was a controlling shareholder of RAI and, as a consequence, owed other RAI shareholders fiduciary duties in connection with the BAT Share Purchase. Corwin seeks injunctive relief, damages and reimbursement of costs, among other remedies. On January 2, 2015, the plaintiff in Corwin filed a motion for a preliminary injunction seeking to enjoin temporarily the RAI shareholder meeting and votes scheduled for January 28, 2015. RAI and the RAI board of directors timely opposed that motion prior to a hearing that was scheduled to occur on January 16, 2015.

RAI believed that Corwin was without merit and that no further disclosure was necessary to supplement the Joint Proxy Statement/Prospectus under applicable laws. However, to eliminate certain burdens, expenses and uncertainties, on January 17, 2015, RAI and the director defendants in Corwin entered into the North Carolina Memorandum of Understanding regarding the settlement of the disclosure claims asserted in that lawsuit. The North Carolina Memorandum of Understanding outlines the terms of the parties’ agreement in principle to settle and release the disclosure claims which were or could have been asserted in Corwin. In consideration of the partial settlement and release, RAI agreed to make certain supplemental disclosures to the Joint Proxy Statement/Prospectus, which it did on January 20, 2015. On August 4, 2015, the trial court granted the defendants’ motions to dismiss all of the remaining non-disclosure claims. The plaintiff appealed. On February 17, 2016, the trial court approved the partial settlement, including the plaintiff’s unopposed request for $415,000 in attorneys’ fees and costs. The partial settlement did not affect the consideration paid to Lorillard shareholders in connection with the Lorillard Merger. On December 20, 2016, the North Carolina Court of Appeals affirmed the trial court’s dismissal of the claims against RAI and RAI’s Board of Directors on the grounds that the plaintiff could not state a direct claim against RAI’s Board of Directors for breach of fiduciary duties. The Court of Appeals reversed the dismissal of the claims against BAT. On January 4, 2017, BAT filed a motion for rehearing en banc of the Court of Appeals’ opinion, which was denied on February 2, 2017. BAT petitioned the North Carolina Supreme Court for review of the Court of Appeals’ decision, which was accepted on June 9, 2017.

BAT Transaction. In connection with the Merger Agreement, two putative class action lawsuits were filed in the U.S. District Court for the Middle District of North Carolina against RAI and the members of the RAI board of directors, which are captioned Drew v. Reynolds American Inc., et al. (filed June 16, 2017), and Sneed v. Reynolds American Inc., et al. (filed June 26, 2017), referred to as the Merger Litigation. The complaints, which were filed by alleged RAI shareholders, generally allege that the definitive proxy statement that RAI filed with the SEC on June 14, 2017, referred to as the RAI Proxy Statement, omitted certain material information in connection with the BAT Merger in violation of Sections 14(a) and 20(a) of the Exchange Act. The complaints seek injunctive relief to prevent the consummation of the BAT Merger unless the allegedly material information is disclosed, damages and attorneys’ fees and costs.

RAI believes that the claims asserted in these cases are without merit and that no supplemental disclosure was required under applicable law. Nevertheless, in order to avoid the risk of the Merger Litigation delaying or otherwise adversely affecting the BAT Merger and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, on July 11, 2017, RAI filed supplemental disclosures to the RAI Proxy Statement with certain additional information relating to the BAT Merger.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 8 — Shareholders’ Equity

	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of December 31, 2016	$—	$18,285	$3,740	$(314)	$21,711
Net income	—	—	1,699	—	1,699
Retirement benefits, net of $5 million tax expense	—	—	—	9	9
Cumulative translation adjustment and other, net of $6 million tax expense	—	—	—	14	14
Dividends - $1.02 per share	—	—	(1,459)	—	(1,459)
Common stock repurchased	—	(139)	—	—	(139)
Equity incentive award plan and stock-based compensation	—	51	—	—	51
Balance as of June 30, 2017	$—	$18,197	$3,980	$(291)	$21,886

	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of December 31, 2015	$—	$18,402	$188	$(338)	$18,252
Net income	—	—	4,361	—	4,361
Retirement benefits, net of $21 million tax expense	—	—	—	33	33
Long-term investments, net of $3 million tax expense	—	—	—	3	3
Hedging instruments, net of $6 million tax expense	—	—	—	11	11
Cumulative translation adjustment and other, net of $9 million tax expense	—	—	—	17	17
Dividends - $0.84 per share	—	—	(1,204)	—	(1,204)
Common stock repurchased	—	(149)	—	—	(149)
Equity incentive award plan and stock-based compensation	—	50	—	—	50
Excess tax benefit on stock-based compensation plans	—	26	—	—	26
Balance as of June 30, 2016	$—	$18,329	$3,345	$(274)	$21,400

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2017 were as follows:

	Retirement Benefits	Cumulative Translation Adjustment and Other	Total
Balance as of December 31, 2016	$(255)	$(59)	$(314)
Other comprehensive income before reclassifications	20	14	34
Amounts reclassified from accumulated other comprehensive loss	(11)	—	(11)
Net current-period other comprehensive income	9	14	23
Balance as of June 30, 2017	$(246)	$(45)	$(291)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The components of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2016, were as follows:

	Retirement Benefits	Long-Term Investments	Hedging Instruments	Cumulative Translation Adjustment and Other	Total
Balance as of December 31, 2015	$(244)	$(14)	$(11)	$(69)	$(338)
Other comprehensive income (losses) before reclassifications	45	5	—	(10)	40
Amounts reclassified from accumulated other comprehensive loss	(12)	(2)	11	27	24
Net current-period other comprehensive income	33	3	11	17	64
Balance as of June 30, 2016	$(211)	$(11)	$—	$(52)	$(274)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidated statement of income (unaudited) for the three months ended June 30, were as follows:

Components	Amounts Reclassified		Affected Line Item
	2017	2016
Retirement benefits:
Amortization of prior service credit	$(5)	$(5)	Cost of products sold
Amortization of prior service credit	(4)	(5)	Selling, general and administrative expenses
	(9)	(10)	Operating income
Deferred taxes	2	4	Provision for income taxes
Net of tax	(7)	(6)	Net income

Total reclassifications	$(7)	$(6)	Net income

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidated statement of income (unaudited) for the six months ended June 30, were as follows:

Components	Amounts Reclassified		Affected Line Item
	2017	2016
Defined benefit pension and postretirement plans:
Amortization of prior service credit	$(9)	$(10)	Cost of products sold
Amortization of prior service credit	(8)	(10)	Selling, general and administrative expenses
	(17)	(20)	Operating income
Deferred taxes	6	8	Provision for income taxes
Net of tax	(11)	(12)	Net income

Long-term investments:
Realized gain on long-term investments	—	(3)	Other expense (income), net
Deferred taxes	—	1	Provision for income taxes
Net of tax	—	(2)	Net income

Hedging instruments:
Forward starting interest rate contracts	—	16	Other expense (income), net
Amortization of realized loss	—	1	Interest and debt expense
	—	17	Income before income taxes
Deferred taxes	—	(6)	Provision for income taxes
Net of tax	—	11	Net income

Cumulative translation adjustment and other:
Derecognition of cumulative translation adjustment	—	27	Gain on divestiture
Total reclassifications	$(11)	$24	Net income

Share Repurchases and Other

Restricted stock units granted in March 2014 and May 2016 under the Amended and Restated 2009 Omnibus Incentive Compensation Plan, referred to as the Omnibus Plan, vested in March 2017 and May 2017, respectively, and were settled with the issuance of 2,434,400 shares of RAI common stock. In addition, during the first six months of 2017, at a cost of $58 million, RAI purchased 940,607 shares of RAI common stock that were forfeited and cancelled with respect to tax liabilities associated with restricted stock units vesting under the Omnibus Plan.

On July 25, 2016, the board of directors of RAI authorized the repurchase, from time to time, on or before December 31, 2018, of up to $2 billion of outstanding shares of RAI common stock in open-market or privately negotiated transactions, referred to as the Share Repurchase Program. The purchases were subject to prevailing market and business conditions. In connection with the Share Repurchase Program, B&W and Louisville Securities Limited, referred to as LSL, wholly owned subsidiaries of BAT, entered into an agreement, referred to as the Share Repurchase Agreement, with RAI, pursuant to which BAT and its subsidiaries agreed to participate in the Share Repurchase Program on a basis approximately proportionate with BAT’s and its subsidiaries’ ownership of RAI’s common stock. During 2016, RAI repurchased 1,565,698 shares of RAI common stock for $75 million in accordance with the Share Repurchase Program. Subject to certain exceptions, the Merger Agreement placed restrictions on RAI’s ability to repurchase its common stock. As a result, RAI did not repurchase any shares under the Share Repurchase Program during the first six months of 2017. The Share Repurchase Program terminated effective with the completion of the BAT Merger on July 25, 2017. For additional information related to the BAT Merger and the termination of the Share Repurchase Program, see note 14.

In November 2011, RAI, B&W and BAT entered into Amendment No. 3 to the Governance Agreement, pursuant to which RAI agreed that, so long as the beneficial ownership interest of BAT and its subsidiaries in RAI had not dropped below 25%, if RAI issued shares of its common stock or any other RAI equity security to certain designated persons, including its directors, officers or employees, then RAI would repurchase a number of shares of outstanding RAI common stock so that the number of outstanding shares of RAI common stock would not increase, and the beneficial ownership interest of BAT and its subsidiaries in RAI would not decrease, by such issuance after taking into account such repurchase. In February 2017, RAI and BAT entered into a letter agreement, pursuant to which BAT waived the requirement that RAI share repurchases required to be made by RAI pursuant to Amendment No. 3 to the Governance Agreement be made within the time period set forth in that amendment, and permitted RAI to make repurchases in

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

a manner that qualified for the affirmative defense and safe harbor provided by Rules 10b5-1 and 10b-18 under the Exchange Act, respectively. Pursuant to the letter agreement, BAT also waived compliance with the general prohibition on repurchases contained in the Merger Agreement to permit RAI to make these repurchases. During the first six months of 2017, RAI repurchased 1,258,907 shares of RAI common stock for $81 million in accordance with the Governance Agreement.

Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased were cancelled at time of purchase.

On February 8, 2017, and May 4, 2017, RAI’s board of directors declared a quarterly cash dividend of $0.51 per common share, payable to shareholders of record as of March 10, 2017 and June 12, 2017, respectively.

Note 9 — Stock Plans

Outstanding grants under the Omnibus Plan have certain change-of-control terms that either permit assumption of the grants by the acquiring entity for the remaining term or provide for pro-rata or full vesting of the awards upon a change of control. Effective with completion of the BAT Merger on July 25, 2017, a change-of-control event occurred resulting in certain outstanding grants vesting or being assumed by BAT. For additional information related to the impact of the BAT Merger on the outstanding grants, see note 14.

Three-Year Grant

In February 2017, the board of directors of RAI approved a grant to key employees of RAI and its subsidiaries, effective March 1, 2017, of 970,310 nonvested restricted stock units under the Omnibus Plan, referred to as the 2017 Grant. The restricted stock units granted in the 2017 Grant were assumed by BAT upon completion of the BAT Merger and generally will vest on March 1, 2020. Upon settlement, each grantee will receive a number of BAT American Depositary Shares, referred to as BAT ADSs, equal to the product of the number of vested units and a percentage up to 150% based on the average RAI annual incentive award plan score over the three-year period ending December 31, 2019.

As an equity-based grant, compensation expense relating to the 2017 grant will take into account the vesting period lapsed and will be calculated based on the per share closing price of RAI common stock on the date of grant, or $61.93. Following the vesting date, each grantee will receive a cash dividend equivalent payment equal to the aggregate amount of dividends per share paid on shares of RAI common stock or with respect to BAT ADSs, as applicable, during the performance period multiplied by the actual number of restricted stock units earned by the grantee.

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

RJR Tobacco is RAI’s largest reportable operating segment, and is the second largest tobacco company in the United States. Its brands include three of the top four best-selling cigarettes in the United States: NEWPORT, CAMEL and PALL MALL. These brands, and its other brands, including DORAL, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. As part of its total tobacco strategy, RJR Tobacco offers a smokeless tobacco product, CAMEL Snus. Through the second quarter of 2017, RJR Tobacco manages contract manufacturing of cigarettes and tobacco products through arrangements with BAT affiliates. RJR Tobacco also manages the export of tobacco products to U.S. territories, U.S. duty-free shops and U.S. overseas military bases. In the United States, RJR Tobacco also manages the premium cigarette brands DUNHILL, which RJR Tobacco licenses from BAT and one or more of its subsidiaries, collectively referred to as the BAT Group, and STATE EXPRESS 555, which RJR Tobacco licenses from CTBAT International Co. Ltd., referred to as CTBAT, a joint venture between the BAT Group and China National Tobacco Corporation, referred to as CNTC.

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

RJR Vapor is a marketer of digital vapor cigarettes under the VUSE brand name in the United States. Niconovum USA, Inc. and Niconovum AB are marketers of nicotine replacement therapy products in the United States and Sweden, respectively, under the ZONNIC brand name.

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

Segment Data:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net sales:
RJR Tobacco	$2,675	$2,646	$5,046	$5,057
Santa Fe	278	247	516	465
American Snuff	261	232	503	448
All Other	104	70	202	142
Consolidated net sales	$3,318	$3,195	$6,267	$6,112
Operating income (loss):
RJR Tobacco	$1,291	$1,216	$2,374	$2,323
Santa Fe	169	133	313	256
American Snuff	169	138	326	271
All Other	(21)	(43)	(48)	(77)
Gain on divestiture	—	—	—	4,861
Corporate expense	(52)	(29)	(83)	(77)
Consolidated operating income	$1,556	$1,415	$2,882	$7,557
Reconciliation to income before income taxes:
Consolidated operating income	$1,556	$1,415	$2,882	$7,557
Interest and debt expense	150	152	299	326
Interest income	(3)	(2)	(5)	(5)
Other expense (income), net	11	(1)	15	251
Income before income taxes	$1,398	$1,266	$2,573	$6,985

Note 11 — Related Party Transactions

On July 25, 2017, as a result of the BAT Merger, RAI became an indirect, wholly owned subsidiary of BAT. Prior to the BAT Merger, BAT, through certain indirect wholly owned subsidiaries, beneficially owned approximately 42% of RAI’s outstanding common stock. RAI and RAI’s operating subsidiaries engage in transactions with affiliates of BAT.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

A summary of balances and transactions with such BAT affiliates is as follows:

	June 30, 2017	December 31, 2016
Current Balances:
Accounts receivable, related party	$1	$113
Due to related party	—	7
Deferred revenue, related party	106	66

Long-term Balances:
Long-term deferred revenue, related party	$19	$39

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Significant transactions:	2017	2016	2017	2016
Net sales	$28	$54	$66	$109
Purchases	1	6	2	8

RJR Tobacco sells contract-manufactured cigarettes, tobacco leaf and processed tobacco to BAT affiliates. In December 2012, RJR Tobacco entered into an amendment to its contract manufacturing agreement (relating to the production of cigarettes to be sold in Japan) with a BAT affiliate, which amendment, among other things, required either party to provide three years’ notice to the other party to terminate the agreement without cause, with any such notice to be given no earlier than January 1, 2016. In January 2016, RJR Tobacco received written notice from a BAT affiliate terminating that contract manufacturing agreement effective January 5, 2019. In July 2016, RJR Tobacco further amended the contract manufacturing agreement with a BAT affiliate to permit an early transition of the cigarette production covered by the agreement to BAT facilities over several months beginning in the fourth quarter of 2016. RJR Tobacco ended its contract manufacturing production for BAT in the second quarter of 2017. The amendment provided for a BAT affiliate to make payments to RJR Tobacco of $89.6 million, in exchange for RJR Tobacco’s commitment to provide contingent manufacturing capacity to a BAT affiliate through December 31, 2018. Of this amount, $38.7 million was recorded as current deferred revenue, and $19.4 million was recorded as long-term deferred revenue in RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2017. The first installment of $7.4 million was received in September 2016. The second installment of $82.2 million was received in March 2017. RJR Tobacco is recognizing the income ratably from the effective date of the amendment to December 31, 2018. Net sales to BAT affiliates, primarily cigarettes, represented approximately 1% and 2% of RAI’s total net sales during the three months ended June 30, 2017 and 2016, respectively. Net sales to BAT affiliates represented approximately 1% and 2% of RAI’s total net sales during the six months ended June 30, 2017 and 2016, respectively.

RJR Tobacco recorded deferred sales revenue relating to leaf sold to BAT affiliates that had not been delivered as of the end of the respective quarter, given that RJR Tobacco has a legal right to bill the BAT affiliates. Leaf sales revenue to BAT affiliates was recognized when the product was shipped to the customer.

RAI’s operating subsidiaries also purchase unprocessed leaf at market prices, and import cigarettes at prices not to exceed manufacturing costs plus 10%, from BAT affiliates.

In connection with the Share Repurchase Program, B&W and LSL, wholly owned subsidiaries of BAT, entered into the Share Repurchase Agreement on July 25, 2016, with RAI, pursuant to which BAT and its subsidiaries agreed to participate in the Share Repurchase Program on a basis approximately proportionate with BAT’s and its subsidiaries’ ownership of RAI’s common stock. Under the Share Repurchase Agreement, RAI repurchased 660,385 shares of RAI common stock for $32 million from BAT and its subsidiaries during 2016. Subject to certain exceptions, the Merger Agreement placed restrictions on RAI’s ability to repurchase its common stock. As a result, RAI did not repurchase any shares under the Share Repurchase Program during the first six months of 2017. The Share Repurchase Program terminated effective with the completion of the BAT Merger on July 25, 2017.  For additional information related to the BAT Merger and the termination of the Share Repurchase Program, see note 14.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 12 — RAI Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements

The following condensed consolidating financial statements relate to the guaranties of RAI’s $12.7 billion aggregate principal amount of unsecured notes. Certain of RAI’s direct, wholly owned subsidiaries and certain of its indirectly owned subsidiaries fully and unconditionally, and jointly and severally, guaranteed these notes. Pursuant to the terms of the indenture governing such notes, (1) such guarantees were released and terminated automatically upon termination of the Credit Agreement at the closing of the BAT Merger, and (2) RJR provided a new guaranty of RAI’s notes given RJR’s continuing guaranty of RJR Tobacco’s outstanding notes. For additional information on the BAT Merger, see note 14. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent issuer; RJR, RJR Tobacco, American Snuff Co., SFNTC and certain of RAI’s other subsidiaries, the Guarantors; other direct and indirect subsidiaries of RAI that are not Guarantors; and elimination adjustments.

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended June 30, 2017
Net sales	$—	$3,261	$54	$(25)	$3,290
Net sales, related party	—	28	—	—	28
Net sales	—	3,289	54	(25)	3,318
Cost of products sold	—	1,252	53	(27)	1,278
Selling, general and administrative expenses	12	445	21	—	478
Amortization expense	—	6	—	—	6
Operating income (loss)	(12)	1,586	(20)	2	1,556
Interest and debt expense	148	13	4	(15)	150
Interest income	(15)	(2)	(1)	15	(3)
Other expense (income), net	1	(11)	9	12	11
Income (loss) before income taxes	(146)	1,586	(32)	(10)	1,398
Provision for (benefit from) income taxes	(50)	533	(4)	—	479
Equity income from subsidiaries	1,015	(8)	—	(1,007)	—
Net income (loss)	$919	$1,045	$(28)	$(1,017)	$919

For the Three Months Ended June 30, 2016
Net sales	$—	$3,122	$48	$(29)	$3,141
Net sales, related party	—	54	—	—	54
Net sales	—	3,176	48	(29)	3,195
Cost of products sold	—	1,254	52	(31)	1,275
Selling, general and administrative expenses	6	457	34	2	499
Amortization expense	—	6	—	—	6
Operating income (loss)	(6)	1,459	(38)	—	1,415
Interest and debt expense	149	22	2	(21)	152
Interest income	(21)	(2)	—	21	(2)
Other expense (income), net	—	(9)	(3)	11	(1)
Income (loss) before income taxes	(134)	1,448	(37)	(11)	1,266
Provision for (benefit from) income taxes	(48)	532	(14)	—	470
Equity income from subsidiaries	882	2	—	(884)	—
Net income (loss)	$796	$918	$(23)	$(895)	$796

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated

For the Six Months Ended June 30, 2017
Net sales	$—	$6,164	$102	$(65)	$6,201
Net sales, related party	—	66	—	—	66
Net sales	—	6,230	102	(65)	6,267
Cost of products sold	—	2,446	96	(65)	2,477
Selling, general and administrative expenses	27	819	50	—	896
Amortization expense	—	11	1	—	12
Operating income (loss)	(27)	2,954	(45)	—	2,882
Interest and debt expense	295	31	8	(35)	299
Interest income	(35)	(4)	(1)	35	(5)
Other expense (income), net	2	(21)	12	22	15
Income (loss) before income taxes	(289)	2,948	(64)	(22)	2,573
Provision for (benefit from) income taxes	(125)	1,013	(14)	—	874
Equity income from subsidiaries	1,863	(13)	—	(1,850)	—
Net income (loss)	$1,699	$1,922	$(50)	$(1,872)	$1,699

For the Six Months Ended June 30, 2016
Net sales	$—	$5,961	$97	$(55)	$6,003
Net sales, related party	—	109	—	—	109
Net sales	—	6,070	97	(55)	6,112
Cost of products sold	—	2,403	95	(58)	2,440
Selling, general and administrative expenses	22	858	82	2	964
Gain on divestiture	—	(4,843)	(16)	(2)	(4,861)
Amortization expense	—	12	—	—	12
Operating income (loss)	(22)	7,640	(64)	3	7,557
Interest and debt expense	323	45	4	(46)	326
Interest income	(47)	(4)	—	46	(5)
Other expense (income), net	240	(15)	4	22	251
Income (loss) before income taxes	(538)	7,614	(72)	(19)	6,985
Provision for (benefit from) income taxes	(190)	2,840	(26)	—	2,624
Equity income from subsidiaries	4,709	2	—	(4,711)	—
Net income (loss)	$4,361	$4,776	$(46)	$(4,730)	$4,361

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Comprehensive Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended June 30, 2017
Net income (loss)	$919	$1,045	$(28)	$(1,017)	$919
Other comprehensive income (loss), net of tax:
Retirement benefits	13	29	(15)	(14)	13
Cumulative translation adjustment and other	11	12	16	(28)	11
Comprehensive income (loss)	$943	$1,086	$(27)	$(1,059)	$943

For the Three Months Ended June 30, 2016
Net income (loss)	$796	$918	$(23)	$(895)	$796
Other comprehensive income (loss), net of tax:
Retirement benefits	39	40	(1)	(39)	39
Long-term investments	4	4	—	(4)	4
Cumulative translation adjustment and other	(5)	(5)	(7)	12	(5)
Comprehensive income (loss)	$834	$957	$(31)	$(926)	$834

For the Six Months Ended June 30, 2017
Net income (loss)	$1,699	$1,922	$(50)	$(1,872)	$1,699
Other comprehensive income (loss), net of tax:
Retirement benefits	9	26	(14)	(12)	9
Cumulative translation adjustment and other	14	15	20	(35)	14
Comprehensive income (loss)	$1,722	$1,963	$(44)	$(1,919)	$1,722

For the Six Months Ended June 30, 2016
Net income (loss)	$4,361	$4,776	$(46)	$(4,730)	$4,361
Other comprehensive income (loss), net of tax:
Retirement benefits	33	34	(1)	(33)	33
Long-term investments	3	3	—	(3)	3
Hedging instruments	11	—	—	—	11
Cumulative translation adjustment and other	17	17	26	(43)	17
Comprehensive income (loss)	$4,425	$4,830	$(21)	$(4,809)	$4,425

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the three months ended June 30, 2017, were as follows:

Components	Amounts Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service credit	$—	$(5)	$—	$—	$(5)	Cost of products sold
Amortization of prior service credit	—	(4)	—	—	(4)	Selling, general and administrative expenses
	—	(9)	—	—	(9)	Operating income (loss)
Deferred taxes	—	2	—	—	2	Provision for (benefit from) income taxes
Net of tax	—	(7)	—	—	(7)	Net income (loss)

Equity income from subsidiaries	(7)	—	—	7	—	Equity income from subsidiaries
Total reclassifications	$(7)	$(7)	$—	$7	$(7)	Net income (loss)

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the six months ended June 30, 2017, were as follows:

Components	Amounts Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service credit	$—	$(9)	$—	$—	$(9)	Cost of products sold
Amortization of prior service credit	—	(8)	—	—	(8)	Selling, general and administrative expenses
	—	(17)	—	—	(17)	Operating income (loss)
Deferred taxes	—	6	—	—	6	Provision for (benefit from) income taxes
Net of tax	—	(11)	—	—	(11)	Net income (loss)

Equity income from subsidiaries	(11)	—	—	11	—	Equity income from subsidiaries
Total reclassifications	$(11)	$(11)	$—	$11	$(11)	Net income (loss)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the six months ended June 30, 2016, were as follows:

Components	Amounts Reclassified					Affected Line Item
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service credit	$—	$(10)	$—	$—	$(10)	Cost of products sold
Amortization of prior service credit	—	(10)	—	—	(10)	Selling, general and administrative expenses
	—	(20)	—	—	(20)	Operating income (loss)
Deferred taxes	—	8	—	—	8	Provision for (benefit from) income taxes
Net of tax	—	(12)	—	—	(12)	Net income (loss)

Long-term investments:
Realized gain on long-term investments	—	(3)	—	—	(3)	Other expense (income), net
Deferred taxes	—	1	—	—	1	Provision for (benefit from) income taxes
Net of tax	—	(2)	—	—	(2)	Net income (loss)

Hedging instruments:
Forward starting interest rate contracts	16	—	—	—	16	Other expense (income), net
Amortization of realized loss	1	—	—	—	1	Interest and debt expense
	17	—	—	—	17	Income (loss) before income taxes
Deferred taxes	(6)	—	—	—	(6)	Provision for (benefit from) income taxes
Net of tax	11	—	—	—	11	Net income (loss)

Cumulative translation adjustment and other:
Derecognition of cumulative translation adjustment	—	—	27	—	27	Gain on divestiture

Equity income from subsidiaries	13	27	—	(40)	—	Equity income from subsidiaries
Total reclassifications	$24	$13	$27	$(40)	$24	Net income (loss)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2017
Cash flows from (used in) operating activities	$1,714	$606	$(37)	$(1,006)	$1,277
Cash flows from (used in) investing activities:
Capital expenditures	—	(65)	(1)	—	(66)
Return of intercompany investments	145	—	—	(145)	—
Other, net	205	12	—	(216)	1
Net cash flows from (used in) investing activities	350	(53)	(1)	(361)	(65)
Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,384)	(985)	—	985	(1,384)
Repurchase of common stock	(139)	—	—	—	(139)
Borrowings under revolving credit facility	500	—	—	—	500
Repayments of borrowings under revolving credit facility	(500)	—	—	—	(500)
Dividends paid on preferred stock	(21)	—	—	21	—
Distribution of equity	—	(145)	—	145	—
Other, net	(11)	(250)	45	216	—
Net cash flows from (used in) financing activities	(1,555)	(1,380)	45	1,367	(1,523)
Effect of exchange rate changes on cash and cash equivalents	—	—	18	—	18
Net change in cash and cash equivalents	509	(827)	25	—	(293)
Cash and cash equivalents at beginning of period	726	997	328	—	2,051
Cash and cash equivalents at end of period	$1,235	$170	$353	$—	$1,758

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2016
Cash flows from (used in) operating activities	$(1,012)	$603	$(23)	$(293)	$(725)
Cash flows from (used in) investing activities:
Capital expenditures	—	(89)	(5)	—	(94)
Proceeds from settlement of investments	—	182	—	—	182
Proceeds from divestiture	5,015	—	—	—	5,015
Return of intercompany investments	412	26	—	(438)	—
Other, net	260	11	—	(271)	—
Net cash flows from (used in) investing activities	5,687	130	(5)	(709)	5,103
Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,113)	(247)	(25)	272	(1,113)
Repurchase of common stock	(149)	—	—	—	(149)
Early extinguishment of debt	(3,642)	(8)	—	—	(3,650)
Premiums paid for early extinguishment of debt	(206)	(1)	—	—	(207)
Proceeds from termination of interest rate swaps	—	66	—	—	66
Debt financing fees	(7)	—	—	—	(7)
Excess tax benefit on stock-based compensation plans	26	—	—	—	26
Dividends paid on preferred stock	(21)	—	—	21	—
Distribution of equity	—	(412)	(26)	438	—
Other, net	(11)	(260)	—	271	—
Net cash flows used in financing activities	(5,123)	(862)	(51)	1,002	(5,034)
Effect of exchange rate changes on cash and cash equivalents	—	—	7	—	7
Net change in cash and cash equivalents	(448)	(129)	(72)	—	(649)
Cash and cash equivalents at beginning of period	575	1,544	448	—	2,567
Cash and cash equivalents at end of period	$127	$1,415	$376	$—	$1,918

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
June 30, 2017
Assets
Cash and cash equivalents	$1,235	$170	$353	$—	$1,758
Accounts receivable	—	118	5	—	123
Accounts receivable, related party	—	1	—	—	1
Other receivables	60	1,128	88	(1,265)	11
Inventories	—	1,400	50	(2)	1,448
Other current assets	13	287	4	(9)	295
Total current assets	1,308	3,104	500	(1,276)	3,636
Property, plant and equipment, net of accumulated depreciation	2	1,303	33	—	1,338
Trademarks and other intangible assets, net of accumulated amortization	—	29,420	14	(2)	29,432
Goodwill	—	15,976	16	—	15,992
Long-term intercompany notes receivable	1,184	138	—	(1,322)	—
Investment in subsidiaries	34,501	339	—	(34,840)	—
Other assets and deferred charges	70	44	64	(113)	65
Total assets	$37,065	$50,324	$627	$(37,553)	$50,463
Liabilities and shareholders’ equity
Accounts payable	$2	$182	$9	$—	$193
Tobacco settlement accruals	—	1,833	—	—	1,833
Due to related party	—	—	—	—	—
Deferred revenue, related party	—	106	—	—	106
Current maturities of long-term debt	1,695	53	—	—	1,748
Dividends payable on common stock	727	—	—	—	727
Other current liabilities	1,378	756	78	(1,277)	935
Total current liabilities	3,802	2,930	87	(1,277)	5,542
Long-term intercompany notes payable	138	650	534	(1,322)	—
Long-term debt (less current maturities)	11,134	256	—	—	11,390
Long-term deferred income taxes, net	—	9,725	—	(111)	9,614
Long-term retirement benefits (less current portion)	58	1,587	123	—	1,768
Long-term deferred revenue, related party	—	19	—	—	19
Other noncurrent liabilities	47	194	3	—	244
Shareholders' equity (deficit)	21,886	34,963	(120)	(34,843)	21,886
Total liabilities and shareholders’ equity	$37,065	$50,324	$627	$(37,553)	$50,463

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
December 31, 2016
Assets
Cash and cash equivalents	$726	$997	$328	$—	$2,051
Accounts receivable	—	62	4	—	66
Accounts receivable, related party	—	113	—	—	113
Other receivables	63	3,572	17	(3,642)	10
Inventories	—	1,604	43	(2)	1,645
Other current assets	112	238	—	3	353
Total current assets	901	6,586	392	(3,641)	4,238
Property, plant and equipment, net of accumulated depreciation	2	1,314	32	—	1,348
Trademarks and other intangible assets, net of accumulated amortization	—	29,432	14	(2)	29,444
Goodwill	—	15,976	16	—	15,992
Long-term intercompany notes receivable	1,390	148	—	(1,538)	—
Investment in subsidiaries	36,865	333	—	(37,198)	—
Other assets and deferred charges	80	52	37	(96)	73
Total assets	$39,238	$53,841	$491	$(42,475)	$51,095
Liabilities and shareholders’ equity
Accounts payable	$1	$213	$7	$—	$221
Tobacco settlement accruals	—	2,498	—	—	2,498
Due to related party	—	7	—	—	7
Deferred revenue, related party	—	66	—	—	66
Current maturities of long-term debt	448	53	—	—	501
Dividends payable on common stock	656	—	—	—	656
Other current liabilities	3,767	871	40	(3,642)	1,036
Total current liabilities	4,872	3,708	47	(3,642)	4,985
Long-term intercompany notes payable	148	900	490	(1,538)	—
Long-term debt (less current maturities)	12,404	260	—	—	12,664
Long-term deferred income taxes, net	—	9,700	—	(93)	9,607
Long-term retirement benefits (less current portion)	59	1,767	43	—	1,869
Long-term deferred revenue, related party	—	39	—	—	39
Other noncurrent liabilities	44	176	—	—	220
Shareholders' equity (deficit)	21,711	37,291	(89)	(37,202)	21,711
Total liabilities and shareholders’ equity	$39,238	$53,841	$491	$(42,475)	$51,095

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 13 — RJR Tobacco Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements

The following condensed consolidating financial statements relate to the guaranties of RJR Tobacco’s $284 million aggregate principal amount of unsecured notes. RAI and RJR have fully and unconditionally, and jointly and severally, guaranteed these notes. For information on the impact from the BAT Merger, see note 14. The following condensed consolidating financial statements include: the accounts and activities of RAI, the Parent Guarantor; RJR Tobacco, the Issuer; RJR, a Guarantor; other direct and indirect subsidiaries of RAI that are not Guarantors; and elimination adjustments.

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended June 30, 2017
Net sales	$—	$2,677	$—	$651	$(38)	$3,290
Net sales, related party	—	28	—	—	—	28
Net sales	—	2,705	—	651	(38)	3,318
Cost of products sold	—	1,069	—	248	(39)	1,278
Selling, general and administrative expenses, net	12	1,507	—	(1,042)	1	478
Amortization expense	—	4	—	2	—	6
Operating income (loss)	(12)	125	—	1,443	—	1,556
Interest and debt expense	148	2	—	17	(17)	150
Interest income	(15)	(2)	(2)	(1)	17	(3)
Other expense (income), net	1	—	(10)	9	11	11
Income (loss) before income taxes	(146)	125	12	1,418	(11)	1,398
Provision for (benefit from) income taxes	(50)	46	—	483	—	479
Equity income from subsidiaries	1,015	735	813	—	(2,563)	—
Net income	$919	$814	$825	$935	$(2,574)	$919

For the Three Months Ended June 30, 2016
Net sales	$—	$2,626	$—	$557	$(42)	$3,141
Net sales, related party	—	54	—	—	—	54
Net sales	—	2,680	—	557	(42)	3,195
Cost of products sold	—	1,108	—	210	(43)	1,275
Selling, general and administrative expenses, net	6	714	—	(223)	2	499
Amortization expense	—	5	—	1	—	6
Operating income (loss)	(6)	853	—	569	(1)	1,415
Interest and debt expense	149	3	—	22	(22)	152
Interest income	(21)	(1)	(1)	(1)	22	(2)
Other expense (income), net	—	2	(10)	(4)	11	(1)
Income (loss) before income taxes	(134)	849	11	552	(12)	1,266
Provision for (benefit from) income taxes	(48)	325	—	193	—	470
Equity income from subsidiaries	882	220	746	—	(1,848)	—
Net income	$796	$744	$757	$359	$(1,860)	$796

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2017
Net sales	$—	$5,053	$—	$1,238	$(90)	$6,201
Net sales, related party	—	66	—	—	—	66
Net sales	—	5,119	—	1,238	(90)	6,267
Cost of products sold	—	2,094	—	472	(89)	2,477
Selling, general and administrative expenses, net	27	2,826	(1)	(1,957)	1	896
Amortization expense	—	8	—	4	—	12
Operating income (loss)	(27)	191	1	2,719	(2)	2,882
Interest and debt expense	295	4	—	37	(37)	299
Interest income	(35)	(3)	(2)	(2)	37	(5)
Other expense (income), net	2	1	(21)	12	21	15
Income (loss) before income taxes	(289)	189	24	2,672	(23)	2,573
Provision for (benefit from) income taxes	(125)	84	—	915	—	874
Equity income from subsidiaries	1,863	1,378	1,479	—	(4,720)	—
Net income	$1,699	$1,483	$1,503	$1,757	$(4,743)	$1,699

For the Six Months Ended June 30, 2016
Net sales	$—	$5,009	$—	$1,081	$(87)	$6,003
Net sales, related party	—	109	—	—	—	109
Net sales	—	5,118	—	1,081	(87)	6,112
Cost of products sold	—	2,125	—	404	(89)	2,440
Selling, general and administrative expenses, net	22	1,349	—	(409)	2	964
Gain on divestiture	—	—	—	(4,861)	—	(4,861)
Amortization expense	—	9	—	3	—	12
Operating income (loss)	(22)	1,635	—	5,944	—	7,557
Interest and debt expense	323	3	—	48	(48)	326
Interest income	(47)	(3)	(2)	(1)	48	(5)
Other expense (income), net	240	6	(20)	3	22	251
Income (loss) before income taxes	(538)	1,629	22	5,894	(22)	6,985
Provision for (benefit from) income taxes	(190)	652	—	2,162	—	2,624
Equity income from subsidiaries	4,709	404	1,402	—	(6,515)	—
Net income	$4,361	$1,381	$1,424	$3,732	$(6,537)	$4,361

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Comprehensive Income

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended June 30, 2017
Net income	$919	$814	$825	$935	$(2,574)	$919
Other comprehensive income (loss), net of tax:
Retirement benefits	13	32	31	(18)	(45)	13
Cumulative translation adjustment and other	11	12	12	12	(36)	11
Comprehensive income	$943	$858	$868	$929	$(2,655)	$943

For the Three Months Ended June 30, 2016
Net income	$796	$744	$757	$359	$(1,860)	$796
Other comprehensive income (loss), net of tax:
Retirement benefits	39	44	42	(3)	(83)	39
Long-term investments	4	4	4	—	(8)	4
Cumulative translation adjustment and other	(5)	(4)	(5)	(5)	14	(5)
Comprehensive income	$834	$788	$798	$351	$(1,937)	$834

For the Six Months Ended June 30, 2017
Net income	$1,699	$1,483	$1,503	$1,757	$(4,743)	$1,699
Other comprehensive income (loss), net of tax:
Retirement benefits	9	29	28	(17)	(40)	9
Cumulative translation adjustment and other	14	14	15	15	(44)	14
Comprehensive income	$1,722	$1,526	$1,546	$1,755	$(4,827)	$1,722

For the Six Months Ended June 30, 2016
Net income	$4,361	$1,381	$1,424	$3,732	$(6,537)	$4,361
Other comprehensive income (loss), net of tax:
Retirement benefits	33	38	36	(3)	(71)	33
Long-term investments	3	3	3	—	(6)	3
Hedging instruments	11	—	—	—	—	11
Cumulative translation adjustment and other	17	17	17	17	(51)	17
Comprehensive income	$4,425	$1,439	$1,480	$3,746	$(6,665)	$4,425

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the three months ended June 30, 2017, were as follows:

Components	Amounts Reclassified						Affected Line Item
	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service credit	$—	$(5)	$—	$—	$—	$(5)	Cost of products sold
Amortization of prior service credit	—	(4)	—	—	—	(4)	Selling, general and administrative expenses, net
	—	(9)	—	—	—	(9)	Operating income (loss)
Deferred taxes	—	2	—	—	—	2	Provision for (benefit from) income taxes
Net of tax	—	(7)	—	—	—	(7)	Net income

Equity income from subsidiaries	(7)	—	(7)	—	14	—	Equity income from subsidiaries
Total reclassifications	$(7)	$(7)	$(7)	$—	$14	$(7)	Net income

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the six months ended June 30, 2017, were as follows:

Components	Amounts Reclassified						Affected Line Item
	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service credit	$—	$(9)	$—	$—	$—	$(9)	Cost of products sold
Amortization of prior service credit	—	(8)	—	—	—	(8)	Selling, general and administrative expenses, net
	—	(17)	—	—	—	(17)	Operating income (loss)
Deferred taxes	—	6	—	—	—	6	Provision for (benefit from) income taxes
Net of tax	—	(11)	—	—	—	(11)	Net income

Equity income from subsidiaries	(11)	—	(11)	—	22	—	Equity income from subsidiaries
Total reclassifications	$(11)	$(11)	$(11)	$—	$22	$(11)	Net income

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Details about the reclassifications out of accumulated other comprehensive loss and the affected line items in the condensed consolidating statements of income (unaudited) for the six months ended June 30, 2016, were as follows:

Components	Amounts Reclassified						Affected Line Item
	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
Defined benefit pension and postretirement plans:
Amortization of prior service credit	$—	$(10)	$—	$—	$—	$(10)	Cost of products sold
Amortization of prior service credit	—	(10)	—	—	—	(10)	Selling, general and administrative expenses, net
	—	(20)	—	—	—	(20)	Operating income (loss)
Deferred taxes	—	8	—	—	—	8	Provision for (benefit from) income taxes
Net of tax	—	(12)	—	—	—	(12)	Net income

Long-term investments:
Realized gain on long-term investments	—	(3)	—	—	—	(3)	Other expense (income), net
Deferred taxes	—	1	—	—	—	1	Provision for (benefit from) income taxes
Net of tax	—	(2)	—	—	—	(2)	Net income

Loss on hedging instruments:
Forward starting interest rate contracts	16					16	Other expense (income), net
Amortization of realized loss	1	—	—	—	—	1	Interest and debt expense
	17	—	—	—	—	17	Income (loss) before income taxes
Deferred taxes	(6)	—	—	—	—	(6)	Provision for (benefit from) income taxes
Net of tax	11	—	—	—	—	11	Net income

Cumulative translation adjustment and other:
Derecognition of cumulative translation adjustment	—	—	—	27	—	27	Gain on divestiture

Equity income from subsidiaries	13	27	13	—	(53)	—	Equity income from subsidiaries
Total reclassifications	$24	$13	$13	$27	$(53)	$24	Net income

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2017
Cash flows from operating activities	$1,714	$510	$442	$1,045	$(2,434)	$1,277
Cash flows from (used in) investing activities:
Capital expenditures	—	(46)	—	(20)	—	(66)
Return of intercompany investments	145	12	679	—	(836)	—
Other, net	205	—	9	11	(224)	1
Net cash flows from (used in) investing activities	350	(34)	688	(9)	(1,060)	(65)
Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,384)	(365)	(985)	(1,063)	2,413	(1,384)
Repurchase of common stock	(139)	—	—	—	—	(139)
Borrowings under revolving credit facility	500	—	—	—	—	500
Repayments of borrowings under revolving credit facility	(500)	—	—	—	—	(500)
Dividends paid on preferred stock	(21)	—	—	—	21	—
Distribution of equity	—	(679)	(145)	(12)	836	—
Other, net	(11)	—	—	(213)	224	—
Net cash flows used in financing activities	(1,555)	(1,044)	(1,130)	(1,288)	3,494	(1,523)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	18	—	18
Net change in cash and cash equivalents	509	(568)	—	(234)	—	(293)
Cash and cash equivalents at beginning of period	726	670	1	654	—	2,051
Cash and cash equivalents at end of period	$1,235	$102	$1	$420	$—	$1,758

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2016
Cash flows from (used in) operating activities	$(1,012)	$120	$38	$611	$(482)	$(725)
Cash flows from (used in) investing activities:
Capital expenditures	—	(59)	—	(35)	—	(94)
Proceeds from settlement of investments	—	182	—	—	—	182
Proceeds from divestiture	5,015	—	—	—	—	5,015
Return of intercompany investments	412	495	598	—	(1,505)	—
Other, net	260	—	8	11	(279)	—
Net cash flows from (used in) investing activities	5,687	618	606	(24)	(1,784)	5,103
Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,113)	(9)	(247)	(205)	461	(1,113)
Repurchase of common stock	(149)	—	—	—	—	(149)
Early extinguishment of debt	(3,642)	(8)	—	—	—	(3,650)
Premiums paid for early extinguishment of debt	(206)	(1)	—	—	—	(207)
Proceeds from termination of interest rate swaps	—	66	—	—	—	66
Debt financing fees	(7)	—	—	—	—	(7)
Excess tax benefit on stock-based compensation plans	26	—	—	—	—	26
Dividends paid on preferred stock	(21)	—	—	—	21	—
Distribution of equity	—	(580)	(412)	(513)	1,505	—
Other, net	(11)	—	—	(268)	279	—
Net cash flows used in financing activities	(5,123)	(532)	(659)	(986)	2,266	(5,034)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	7	—	7
Net change in cash and cash equivalents	(448)	206	(15)	(392)	—	(649)
Cash and cash equivalents at beginning of period	575	809	19	1,164	—	2,567
Cash and cash equivalents at end of period	$127	$1,015	$4	$772	$—	$1,918

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
June 30, 2017
Assets
Cash and cash equivalents	$1,235	$102	$1	$420	$—	$1,758
Accounts receivable	—	72	—	51	—	123
Accounts receivable, related party	—	1	—	—	—	1
Other receivables	60	95	17	1,158	(1,319)	11
Inventories	—	748	—	702	(2)	1,448
Other current assets	13	202	—	89	(9)	295
Total current assets	1,308	1,220	18	2,420	(1,330)	3,636
Property, plant and equipment, net of accumulated depreciation	2	845	—	491	—	1,338
Trademarks and other intangible assets, net of accumulated amortization	—	309	—	29,124	(1)	29,432
Goodwill	—	3,454	9,853	2,685	—	15,992
Long-term intercompany notes receivable	1,184	—	65	138	(1,387)	—
Investment in subsidiaries	34,501	18,674	21,098	—	(74,273)	—
Other assets and deferred charges	70	1,141	10	14	(1,170)	65
Total assets	$37,065	$25,643	$31,044	$34,872	$(78,161)	$50,463
Liabilities and shareholders’ equity
Accounts payable	$2	$165	$—	$26	$—	$193
Tobacco settlement accruals	—	1,729	—	104	—	1,833
Due to related party	—	—	—	—	—	—
Deferred revenue, related party	—	106	—	—	—	106
Current maturities of long-term debt	1,695	53	—	—	—	1,748
Dividends payable on common stock	727	—	—	—	—	727
Other current liabilities	1,378	592	38	257	(1,330)	935
Total current liabilities	3,802	2,645	38	387	(1,330)	5,542
Long-term intercompany notes payable	138	—	—	1,249	(1,387)	—
Long-term debt (less current maturities)	11,134	256	—	—	—	11,390
Long-term deferred income taxes, net	—	—	—	10,781	(1,167)	9,614
Long-term retirement benefits (less current portion)	58	1,467	26	217	—	1,768
Long-term deferred revenue, related party	—	19	—	—	—	19
Other noncurrent liabilities	47	168	—	29	—	244
Shareholders' equity	21,886	21,088	30,980	22,209	(74,277)	21,886
Total liabilities and shareholders’ equity	$37,065	$25,643	$31,044	$34,872	$(78,161)	$50,463

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Guarantor	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
December 31, 2016
Assets
Cash and cash equivalents	$726	$670	$1	$654	$—	$2,051
Accounts receivable	—	27	—	39	—	66
Accounts receivable, related party	—	113	—	—	—	113
Other receivables	63	5	38	4,828	(4,924)	10
Inventories	—	812	—	835	(2)	1,645
Other current assets	112	195	—	43	3	353
Total current assets	901	1,822	39	6,399	(4,923)	4,238
Property, plant and equipment, net of accumulated depreciation	2	855	—	491	—	1,348
Trademarks and other intangible assets, net of accumulated amortization	—	317	—	29,129	(2)	29,444
Goodwill	—	3,453	9,853	2,686	—	15,992
Long-term intercompany notes receivable	1,390	—	73	148	(1,611)	—
Investment in subsidiaries	36,865	22,954	23,938	—	(83,757)	—
Other assets and deferred charges	80	1,204	11	13	(1,235)	73
Total assets	$39,238	$30,605	$33,914	$38,866	$(91,528)	$51,095
Liabilities and shareholders’ equity
Accounts payable	$1	$190	$—	$30	$—	$221
Tobacco settlement accruals	—	2,326	—	172	—	2,498
Due to related party	—	7	—	—	—	7
Deferred revenue, related party	—	66	—	—	—	66
Current maturities of long-term debt	448	53	—	—	—	501
Dividends payable on common stock	656	—	—	—	—	656
Other current liabilities	3,767	1,923	2	268	(4,924)	1,036
Total current liabilities	4,872	4,565	2	470	(4,924)	4,985
Long-term intercompany notes payable	148	—	—	1,463	(1,611)	—
Long-term debt (less current maturities)	12,404	260	—	—	—	12,664
Long-term deferred income taxes, net	—	—	—	10,839	(1,232)	9,607
Long-term retirement benefits (less current portion)	59	1,651	28	131	—	1,869
Long-term deferred revenue, related party	—	39	—	—	—	39
Other noncurrent liabilities	44	153	—	23	—	220
Shareholders' equity	21,711	23,937	33,884	25,940	(83,761)	21,711
Total liabilities and shareholders’ equity	$39,238	$30,605	$33,914	$38,866	$(91,528)	$51,095

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 14 — Subsequent Event

On July 25, 2017, BAT acquired the remaining approximately 58% of RAI’s outstanding common stock not owned by BAT in a cash and stock transaction, valued at approximately $54.5 billion, pursuant to the Merger Agreement, wherein Merger Sub merged with and into RAI, with RAI surviving as an indirect, wholly owned subsidiary of BAT.  At the effective time of the BAT Merger, each share of RAI common stock (other than any shares of RAI common stock owned by BAT or any of its subsidiaries, by RAI or any of its subsidiaries and by shareholders of RAI who properly asserted and did not lose or effectively withdraw appraisal rights) was converted into the right to receive 0.5260 of a BAT ADS, and $29.44 in cash, without interest, collectively referred to as the merger consideration.

BAT is subject to applicable SEC reporting obligations as a foreign private issuer.  The BAT ADSs trade on the NYSE, under the symbol BTI.

Immediately upon the closing of the BAT Merger, certain change-of-control provisions contained in equity awards granted to RAI employees under the Omnibus Plan were met, which resulted in the accelerated vesting of those equity awards.  With respect to the equity awards that accelerated in connection with the BAT Merger, such equity awards were converted into the right to receive merger consideration in accordance with the terms of the Omnibus Plan and the applicable equity award agreement. All remaining equity awards that were not eligible for accelerated vesting were assumed and replaced with equity awards issued by BAT.

In addition, certain deferred stock units granted to eligible directors of RAI under the Equity Incentive Award Plan for Directors of Reynolds American Inc., referred to as the EIAP, were settled in cash or merger consideration, as applicable, in accordance with the terms of the EIAP and the elections of each applicable director.  Deferred stock units held by eligible directors of RAI under the Deferred Compensation Plan for Directors of Reynolds American Inc., referred to as the DCP, that tracked the value of shares of RAI common stock before the BAT Merger, were converted into deferred stock units tracking the value of BAT ADSs and remain outstanding in accordance with the terms of the DCP.

Also, upon completion of the BAT Merger:

•

RAI terminated its Credit Agreement and, in doing so, the related subsidiary guarantees of the Credit Agreement also terminated and were released. The RAI indenture provides that a guarantor that is released from its guarantee of the Credit Agreement (or any successor) also will be released from its guarantee of the RAI notes. Accordingly, in connection with the termination of the Credit Agreement, all of the subsidiary guarantees of the RAI notes were released automatically at the same time.  Although RJR’s guarantee of the RAI notes also was released automatically, it was replaced simultaneously by a new guarantee in order to comply with a covenant of the RAI indenture.  The guarantees by RAI and RJR of the RJR Tobacco notes were not released.

•	BAT extended separate guarantees of the outstanding senior notes of RAI and RJR Tobacco.
•	The Share Repurchase Program, approved by the board of directors on July 25, 2016, terminated.

After completion of the BAT Merger, RAI notified the NYSE of its intent to remove the RAI common stock from listing on the NYSE and requested that the NYSE file with the SEC an application on Form 25 to report the delisting of the RAI common stock from the NYSE under Section 12(b) of the Exchange Act.  On July 25, 2017, the NYSE filed with the SEC a Form 25 to delist and deregister the RAI common stock.  As a result, shares of RAI common stock were suspended from trading on the NYSE as of 8:40 AM on July 25, 2017.  RAI is in the process of deregistering its common stock with the SEC under Section 12(g) of the Exchange Act and suspending its reporting obligations under Sections 13(a) and 15(d) of the Exchange Act by filing a Form 15 with the SEC promptly after the Form 25 becomes effective.  After the filing of this Quarterly Report on Form 10-Q, RAI will no longer file periodic reports under the Exchange Act, with the SEC, with respect to its common stock.

It is further expected that RAI will guarantee all debt securities outstanding, or which may be issued in the future, under BAT’s £25 billion Euro Medium Term Note Program issued by a finance subsidiary of BAT and guaranteed by BAT and certain of its other subsidiaries. In addition, RAI is expected to guarantee debt that certain BAT subsidiaries anticipate issuing to refinance a portion of the acquisition facility used to fund the cash portion of the merger consideration.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of RAI’s business, initiatives, critical accounting estimates and its consolidated results of operations and financial position. Following the overview and discussion of business initiatives, the critical accounting estimates disclose certain accounting estimates that are material to RAI’s results of operations and financial position for the periods presented in this report. The discussion and analysis of RAI’s results of operations compares the second quarter of 2017 with the second quarter of 2016, and the first six months of 2017 with the first six months of 2016. Disclosures related to liquidity and financial position as well as governmental activity complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial position and results of operations in conjunction with the financial information included in the condensed consolidated financial statements (unaudited).

BAT Merger

Pursuant to the terms of the Merger Agreement, upon completion of the BAT Merger on July 25, 2017, RAI became an indirect, wholly owned subsidiary of BAT. As a result of the BAT Merger, shares of RAI common stock are no longer publicly traded. At the effective time of the BAT Merger, each share of RAI common stock (other than any shares of RAI common stock owned by BAT or any of its subsidiaries, RAI or any of its subsidiaries and by shareholders of RAI who properly asserted and did not lose or effectively withdraw appraisal rights) was converted into the right to receive the merger consideration, and subject to adjustment to prevent dilution. For more information on the BAT Merger, see note 14 to condensed consolidated financial statements (unaudited).

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

RAI’s strategy continues to focus on transforming tobacco to deliver sustainable earnings growth and strong cash flow. This transformation strategy includes growing the core cigarette and moist-snuff businesses, focusing on innovation and engaging with adult tobacco consumers, while maintaining efficient and effective operations.

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

In contrast to the declining U.S. cigarette market, U.S. moist snuff retail volumes grew approximately 2.0% in the twelve months ended June 30, 2017. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both.

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

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Net sales(1):
RJR Tobacco	$2,675	$2,646	1.1%	$5,046	$5,057	(0.2)%
Santa Fe	278	247	12.6%	516	465	11.0%
American Snuff	261	232	12.5%	503	448	12.3%
All Other	104	70	48.6%	202	142	42.3%
Net sales	3,318	3,195	3.8%	6,267	6,112	2.5%
Cost of products sold(1)(2)	1,278	1,275	0.2%	2,477	2,440	1.5%
Selling, general and administrative expenses	478	499	(4.2)%	896	964	(7.1)%
Gain on divestiture	—	—	—	—	(4,861)	NM(3)
Amortization expense	6	6	—	12	12	—
Operating income (loss):
RJR Tobacco	1,291	1,216	6.2%	2,374	2,323	2.2%
Santa Fe	169	133	27.1%	313	256	22.3%
American Snuff	169	138	22.5%	326	271	20.3%
All Other	(21)	(43)	51.2%	(48)	(77)	37.7%
Gain on divestiture	—	—	—	—	4,861	NM(3)
Corporate expense	(52)	(29)	(79.3)%	(83)	(77)	(7.8)%
Operating income	$1,556	$1,415	10.0%	$2,882	$7,557	(61.9)%

(1)	Excludes excise taxes of:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
RJR Tobacco	$992	$1,031	$1,893	$1,979
Santa Fe	76	74	144	139
American Snuff	15	14	28	27
All Other	—	1	—	5
	$1,083	$1,120	$2,065	$2,150

(2)	See below for further information related to the State Settlement Agreements and FDA user fees included in cost of products sold.
(3)	Percentage of change not meaningful.

In the following discussion, the amounts presented in the operating companies’ shipment volume and share tables are rounded on an individual basis and, accordingly, may not sum in the aggregate. Percentages are calculated on unrounded numbers.

RJR Tobacco

Net Sales

Domestic cigarette shipment volume, in billions of units for RJR Tobacco and the industry, was as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
RJR Tobacco:
Drive brands:
NEWPORT	8.7	8.8	(0.6)%	16.6	16.9	(1.7)%
CAMEL	5.0	5.3	(4.7)%	9.5	10.0	(5.3)%
PALL MALL	4.6	4.9	(6.2)%	8.9	9.4	(6.0)%
Total RJR Tobacco drive brands	18.3	18.9	(3.2)%	35.0	36.4	(3.8)%
Other brands	1.4	1.5	(11.3)%	2.6	3.0	(11.4)%
Total RJR Tobacco domestic cigarette shipment volume	19.7	20.5	(3.8)%	37.6	39.3	(4.4)%
Total premium	14.2	14.5	(2.5)%	26.9	27.8	(3.3)%
Total value	5.5	6.0	(7.0)%	10.7	11.5	(7.0)%
Premium/total mix	71.9%	70.9%		71.6%	70.8%
Industry(1):
Premium	46.8	48.0	(2.4)%	90.2	92.8	(2.8)%
Value	17.4	18.2	(4.2)%	33.7	34.9	(3.5)%
Total industry domestic cigarette shipment volume	64.2	66.2	(2.9)%	123.8	127.7	(3.0)%
Premium/total mix	72.9%	72.6%		72.8%	72.7%

(1)	Based on information from Management Science Associates, Inc., referred to as MSAi.

RJR Tobacco’s net sales are dependent upon its cigarette shipment volume in a declining market, premium versus value-brand mix and list pricing, offset by promotional spending, trade incentives and federal and state excise taxes.

RJR Tobacco’s net sales for the three months ended June 30, 2017, increased compared with the prior-year quarter, primarily due to higher net pricing of $151 million, partially offset by lower net volume/product mix of $96 million and lower related party sales. RJR Tobacco’s net sales for the six months ended June 30, 2017, decreased compared with the prior-year period, primarily due to lower related party sales and lower net volume/product mix of $220 million, offset by higher net pricing of $271 million.

Market Share

The shares of RJR Tobacco’s cigarette brands as a percentage of total share of U.S. cigarette shipments to retail outlets, referred to as STR data, based on information submitted by wholesale locations and processed and managed by MSAi , were as follows:

	For the Three Months Ended
	June 30, 2017	March 31, 2017	Share Point Change	June 30, 2016	Share Point Change
Drive brands:
NEWPORT	14.1%	14.1%	0.0	13.9%	0.2
CAMEL	8.3%	8.2%	0.1	8.3%	0.0
PALL MALL	7.5%	7.7%	(0.2)	7.7%	(0.2)
Total drive brands	29.9%	29.9%	(0.1)	29.8%	0.0
Other brands	2.2%	2.3%	(0.1)	2.4%	(0.2)
Total RJR Tobacco domestic cigarette share of retail shipments	32.1%	32.2%	(0.1)	32.2%	(0.1)

The retail share of market of NEWPORT, at 14.1 share points, was up 0.2 share points compared with the prior-year quarter in the highly competitive U.S. cigarette category. NEWPORT’s cigarette market share continued to be favorably impacted by its strength in the menthol category, as well as its continued momentum in the non-menthol category.

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

PALL MALL is a product that offers a high quality, longer-lasting cigarette at a value price. PALL MALL continues to attract interest from adult tobacco consumers in spite of competitive pressures, yielding second-quarter market share of 7.5%, which was down slightly compared with the prior-year quarter.

The combined share of market of RJR Tobacco’s drive brands during the second quarter of 2017 was flat compared with the same period in 2016. RJR Tobacco’s total cigarette market share was down slightly compared with the prior-year quarter, primarily due to decreases in the company’s other brands, consistent with its strategy of focusing on drive brands.

Operating Income

RJR Tobacco’s operating income for the three and six-month periods ended June 30, 2017, was favorably impacted by higher pricing, partially offset by lower net volume/product mix and higher State Settlement Agreement expenses when compared with the same periods in 2016.

RJR Tobacco’s expenses under the State Settlement Agreements and its FDA user fees included in cost of products sold were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
State Settlement Agreements	$713	$676	$1,399	$1,272
FDA user fees	42	46	86	92

Expenses under the State Settlement Agreements are expected to be approximately $2.8 billion in 2017, subject to adjustment based upon, among other things, the volume of cigarettes sold by RJR Tobacco, its relative market share, its operating profits and inflation. Pursuant to the Term Sheet, RJR Tobacco will receive credits with respect to its NPM Adjustment claims to be applied against annual payments under the MSA through 2021. An additional two states joined the Term Sheet in the second quarter of 2017, and as a result, expenses for the MSA were reduced by $17 million for the three and six months ended June 30, 2017.

As a result of meeting the performance requirements associated with the Term Sheet, RJR Tobacco recognized credits of $16 million and $74 million for the three months ended June 30, 2017 and 2016, respectively, and $26 million and $143 million for the six months ended June 30, 2017 and 2016, respectively. RJR Tobacco expects to recognize additional credits through the remainder of 2017.

In October 2015, RJR Tobacco and certain other PMs entered into the NY Settlement Agreement to settle certain claims related to the NPM Adjustment. The NY Settlement Agreement resolved NPM Adjustment claims related to payment years from 2004 through 2014, providing RJR Tobacco with credits of approximately $285 million, plus interest, subject to meeting various performance obligations. These credits will be applied against annual payments under the MSA over a four-year period, which commenced with the April 2016 MSA payment. Accordingly, RJR Tobacco recognized credits of $25 million and $23 million as a reduction to cost of products sold for the three months ended June 30, 2017 and 2016, respectively, and $48 million and $45 million for the six months ended June 30, 2017 and 2016, respectively. In addition, the NY Settlement Agreement put in place a new method to determine future adjustments from 2015 forward as to New York.

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

Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. RJR Tobacco’s product liability defense costs were $50 million and $51 million for the three months ended June 30, 2017 and 2016, respectively; and $105 million and $109 million for the six months ended June 30, 2017 and 2016, respectively.

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

Numerous factors affect product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial, that is, with active discovery and motions practice. See “— Litigation Affecting the Cigarette Industry — Overview” in note 7 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and type of cases pending, and “— Litigation Affecting the Cigarette Industry — Overview — Scheduled Trials” in note 7 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and nature of cases in trial and scheduled for trial through June 30, 2018.

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

Santa Fe

Net Sales

Domestic cigarette shipment volume, in billions of units, for Santa Fe was as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
NATURAL AMERICAN SPIRIT	1.5	1.4	2.8%	2.7	2.6	4.0%

Santa Fe’s net sales for the three and six-month periods ended June 30, 2017, increased compared with the prior-year period, primarily due to higher volume and net pricing.

Market Share

The shares of Santa Fe’s NATURAL AMERICAN SPIRIT brand as a percentage of total share of U.S. cigarette STR data according to MSAi were as follows:

	For the Three Months Ended
	June 30, 2017	March 31, 2017	Share Point Change	June 30, 2016	Share Point Change
NATURAL AMERICAN SPIRIT	2.4%	2.3%	0.1	2.2%	0.1

NATURAL AMERICAN SPIRIT is a premium cigarette brand, and is a top ten best-selling cigarette brand in the United States.

Operating Income

Santa Fe’s operating income for the three and six-month periods ended June 30, 2017, increased as compared with the prior-year period primarily due to higher volume and net pricing.

Santa Fe’s expenses under the MSA and its FDA user fees included in cost of products sold were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
MSA	$45	$43	$86	$77
FDA user fees	4	3	6	6

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

American Snuff

Net Sales

The moist snuff shipment volume, in millions of cans, for American Snuff was as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
GRIZZLY	122.7	116.8	5.1%	239.0	228.1	4.8%
Other	10.7	11.0	(2.8)%	21.1	21.1	0.2%
Total American Snuff moist snuff shipment volume	133.4	127.8	4.4%	260.1	249.1	4.4%

American Snuff’s net sales for the three and six-month periods ended June 30, 2017, increased compared with the same prior-year period primarily due to higher net pricing and higher moist snuff volume.

Market Share

Moist snuff has been the key driver to American Snuff’s overall growth and profitability within the U.S. smokeless tobacco market. Moist snuff accounted for approximately 93% of American Snuff’s revenue for the three and six months ended June 30, 2017, compared with approximately 91% for the three and six months ended June 30, 2016.

The shares of American Snuff’s moist snuff brands as a percentage of total share of U.S. moist snuff STR data according to MSAi were as follows:

	For the Three Months Ended
	June 30, 2017	March 31, 2017	Share Point Change	June 30, 2016	Share Point Change
GRIZZLY	31.5%	31.8%	(0.3)	30.5%	1.0
Other	2.5%	2.6%	(0.1)	2.6%	(0.1)
Total American Snuff moist snuff share of retail shipments	34.0%	34.4%	(0.4)	33.1%	0.9

The retail market share of GRIZZLY, a leading U.S. moist snuff brand, increased 1.0 share point in the second quarter of 2017, compared with the second quarter of 2016, benefitting from supply disruption of competitive products during the first half of the year and the recent national expansion of its Dark Mint style. GRIZZLY’s increase in shipment volume was driven by growth in the wintergreen styles and pouch offerings. GRIZZLY continues its market-leading position in wintergreen, with long cut and pouch styles remaining strong and the GRIZZLY Dark Wintergreen style enhancing the GRIZZLY wintergreen offerings. GRIZZLY Dark Wintergreen offers a differentiated and bolder wintergreen flavor, and is made from 100% U.S. tobacco grown in Kentucky and Tennessee.

GRIZZLY continues to show strength with its soft pouch design, which offers adult smokeless tobacco consumers a flavorful, moist experience that is easy to use, positioning it to be the leading pouch brand during the three months ended June 30, 2017. The pouch category represents approximately 20% of the moist snuff industry.

Operating Income

American Snuff’s operating income for the three and six-month periods ended June 30, 2017, increased as compared with the prior-year periods primarily due to higher net pricing and volume.

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

RAI Consolidated

Interest and debt expense was $150 million and $299 million for the three and six months ended June 30, 2017, compared with $152 million and $326 million for the three and six months ended June 30, 2016. The change for the three and six months ended June 30, 2017, as compared with the same periods in 2016, is primarily due to a reduction in the aggregate principal amount of $4.2 billion of outstanding notes resulting from the repurchase, early redemption and repayment at maturity of debt in 2016.

Other expense (income), net was $11 million and $15 million for the three and six months ended June 30, 2017, compared with $1 million income and $251 million expense for the three and six months ended June 30, 2016. The change is attributable primarily to approximately $239 million in losses and other fees related to the cash tender offer and the redemption of notes in the first six months of 2016.

Provision for income taxes was $479 million, for an effective rate of 34.3%, for the three months ended June 30, 2017, compared with $470 million, for an effective rate of 37.1%, for the three months ended June 30, 2016. The provision for income taxes was $874 million, for an effective tax rate of 34.0%, for the six months ended June 30, 2017, compared with $2.6 billion, for an effective tax rate of 37.6%, for the six months ended June 30, 2016. The effective tax rate for the six months ended June 30, 2017, was primarily impacted by a $29 million decrease in tax attributable to excess tax benefits on stock-based compensation plans and a reduction in state taxes. The effective tax rate for the six months ended June 30, 2016, was primarily impacted by the sale of the international rights to the NATURAL AMERICAN SPIRIT brand name and associated trademarks, along with the international companies that distributed and marketed the brand outside the United States. Additionally, the effective tax rate for each period differed from the federal statutory rate of 35% due to the domestic manufacturing deduction, state income taxes and certain nondeductible items.

Liquidity and Financial Condition

Liquidity

The principal sources of liquidity for RAI’s operating subsidiaries’ businesses and operating needs were historically internally generated funds from their operations and intercompany loans and advances. The principal sources of liquidity for RAI, in turn, were historically proceeds from intercompany dividends and distributions, as well as issuances of debt securities and the Credit Agreement described below under “— Long-Term Debt and Credit Agreement.” With the completion of the BAT Merger, through a zero balancing bank account structure, excess cash of RAI and its operating subsidiaries is now invested in the global cash pooling program managed by BAT’s treasury team.  For the foreseeable future, cash flows from operating activities and intercompany loans and advances from BAT’s global cash pooling program are believed to be sufficient to enable RAI and its operating subsidiaries to fund their operations, to meet their obligations under the State Settlement Agreements, to make required debt-service payments, and to fund their capital expenditures.

The negative impact, if any, on the sources of liquidity that could result from a decrease in demand for products due to short-term inventory adjustments by wholesale and retail distributors, changes in competitive pricing, adverse regulatory actions, increases in excise taxes, or adverse impacts from financial markets, cannot be predicted. RAI cannot predict its cash requirements or those of its subsidiaries related to any future settlements or judgments, including cash required to be held in escrow or to bond any appeals, if necessary, and RAI makes no assurance that it or its subsidiaries will be able to generate sufficient funds internally or if adequate funding from BAT will be available to meet all of those requirements.

RAI’s operating companies monitor the liquidity of key suppliers and customers, and where liquidity concerns are identified, appropriate contingency or response plans are developed. As of June 30, 2017, no business interruptions have occurred due to key supplier liquidity, and no liquidity issues were identified involving significant suppliers or customers.

Long-Term Debt and Credit Agreement

RAI Notes

As of June 30, 2017, the aggregate principal amount of RAI’s outstanding notes was $12.7 billion, with maturity dates ranging from 2017 to 2045. RAI, at its option, may redeem any or all of its outstanding notes, in whole or in part at any time, subject to the payment of a make-whole premium. Interest on the notes is payable semi-annually. At June 30, 2017, RAI had aggregate principal amount of $1,697 million of current maturities of long-term debt. On July 25, 2017, BAT granted a guarantee of RAI’s outstanding notes.

RJR Tobacco Notes

As of June 30, 2017, the aggregate principal amount of RJR Tobacco’s outstanding notes was $284 million, with maturity dates ranging from 2017 to 2041. Interest on the notes is payable semi-annually. At June 30, 2017, RJR Tobacco had an aggregate principal amount of $53 million of current maturities of long-term debt. On July 25, 2017, BAT granted a guarantee of RJR Tobacco’s outstanding notes.

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

Credit Agreement

Effective July 25, 2017, in connection with the completion of the BAT Merger, RAI terminated the Credit Agreement. For additional information related to the Credit Agreement termination and the BAT Merger, see note 14 to condensed consolidated financial statements (unaudited).  The following information represents a description of the Credit Agreement prior to its termination on July 25, 2017.

In December 2014, RAI entered into the Credit Agreement with a syndicate of lenders, providing for a five-year $2 billion senior unsecured revolving credit facility, which could be increased to $2.35 billion at the discretion of the lenders upon the request of RAI. The maturity date of the Credit Agreement had been extended to December 18, 2021.

Certain of RAI’s subsidiaries, including its Material Subsidiaries, guaranteed, on an unsecured basis, RAI’s obligations under the Credit Agreement.

During the first six months of 2017, RAI borrowed and repaid $500 million under the Credit Agreement at an interest rate of 2.15%. Proceeds from the borrowings were used for general corporate purposes of RAI and its subsidiaries, including making payments under the MSA. As of June 30, 2017, there were no outstanding borrowings and no letters of credit outstanding under the Credit Agreement.

RAI, RJR Tobacco and their affiliates were in compliance with all covenants and restrictions imposed by RAI’s indebtedness and RJR Tobacco’s indebtedness, as the case may be, at June 30, 2017.

For additional information on the Credit Agreement, see note 6 to condensed consolidated financial statements (unaudited).

Dividends

On February 8, 2017, and May 4, 2017, RAI’s board of directors declared a quarterly cash dividend of $0.51 per common share. The dividends were paid on April 3, 2017 and July 3, 2017, to shareholders of record as of March 10, 2017 and June 12, 2017, respectively.

Share Repurchases

During the first six months of 2017, at a cost of $58 million, RAI purchased 940,607 shares of RAI common stock that were forfeited and cancelled with respect to tax liabilities associated with restricted stock units vesting under the Omnibus Plan.

On July 25, 2016, the board of directors of RAI approved the Share Repurchase Program, which authorized the repurchase, from time to time, on or before December 31, 2018, of up to $2 billion of outstanding shares of RAI common stock. Subject to certain exceptions, the Merger Agreement placed restrictions on RAI’s ability to repurchase its common stock. As a result, RAI did not repurchase any shares under the Share Repurchase Program during the first six months of 2017. The Share Repurchase Program terminated effective with the completion of the BAT Merger on July 25, 2017.

In February 2017, RAI and BAT entered into the Letter Agreement, pursuant to which BAT waived the requirement that RAI share repurchases required to be made by RAI pursuant to Amendment No. 3 to the Governance Agreement be made within the time period set forth in that amendment, and permitted RAI to make repurchases in a manner that qualified for the affirmative defense and safe harbor provided by Rules 10b5-1 and 10b-18 under the Exchange Act, respectively. Pursuant to the Letter Agreement, BAT also waived compliance with the general prohibition on repurchases contained in the Merger Agreement to permit RAI to make these repurchases. During the first six months of 2017, in accordance with the Governance Agreement, at a cost of $81 million, RAI repurchased 1,258,907 shares of RAI common stock in open-market transactions. Subsequent to June 30, 2017, and through July 13, 2017, RAI repurchased and cancelled an additional 113,160 shares of RAI common stock for $7 million in accordance with the Governance Agreement.

Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased were cancelled at the time of purchase.

Capital Expenditures

RAI’s operating subsidiaries recorded cash capital expenditures of $66 million and $94 million for the first six months of 2017 and 2016, respectively. RAI’s operating subsidiaries expect to spend an additional $165 to $195 million for capital expenditures during the remainder of 2017, which include upgrading corporate and manufacturing facilities and information management infrastructure. Capital expenditures are funded primarily by cash flows from operations. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of June 30, 2017.

Retirement Benefits

RAI disclosed in its financial statements for the year ended December 31, 2016, that it expects to contribute $111 million to its pension plans in 2017, of which $7 million was contributed during the first six months of 2017.

Litigation and Settlements

Reynolds Defendants have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. For further discussion of specific cases, see note 7 to condensed consolidated financial statements (unaudited). Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of June 30, 2017, RJR Tobacco had paid approximately $179 million since January 1, 2015, related to unfavorable smoking and health litigation judgments.

RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2017, contains accruals for certain individual Engle Progeny cases. Other accruals include an amount for the estimated costs of the corrective communications in the U.S. Department of Justice case. For additional information related to these cases and other litigation, see note 7 to condensed consolidated financial statements (unaudited).

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

Cigarettes

The 2009 federal excise tax increase on tobacco products increased taxes on ready-made cigarettes, such as those made by RJR Tobacco and SFNTC, at a much higher rate than taxes on loose tobacco. As a result of that tax disparity, the number of retailers selling loose tobacco and operating roll-your-own machines, allowing consumers to convert the loose tobacco into finished cigarettes, greatly increased following the 2009 federal tax hike on tobacco products. On July 6, 2012, President Obama signed into law a provision classifying retailers which operate roll-your-own machines as cigarette manufacturers, and thus requiring those retailers to pay the same tax rate as other cigarette manufacturers. As of June 30, 2017, 26 states also had passed legislation classifying retailers operating roll-your-own machines as cigarette manufacturers.

All states and the District of Columbia currently impose cigarette excise taxes at levels ranging from $0.17 per pack in Missouri to $4.35 per pack in New York. As of June 30, 2017 and December 31, 2016, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $1.53 and $1.39, respectively. Certain city and county governments, such as New York, Philadelphia and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions. During the first six months of 2017, 23 states proposed legislation to increase their cigarette excise taxes, with such legislation being adopted, effective August 24, 2017, in one state (Oklahoma), failing in 15 states and remaining pending, as of June 30, 2017, in seven states.  RJR Tobacco Company, together with wholesalers, retailers and another cigarette manufacturer, have brought a lawsuit challenging, on state constitutional grounds, the basis upon which the Oklahoma tax increase was passed. The case is pending.

Six states now require NPMs to pay a fee on each pack of cigarettes sold in their respective states, ranging from $0.25 per pack in Alaska to $0.55 per pack in Texas.

Smokeless

As of June 30, 2017, all states and the District of Columbia subjected smokeless tobacco products to excise taxes, as summarized below:

•	27 states taxed moist snuff on an ad valorem basis, at rates ranging from 5% in South Carolina to 210% in Massachusetts; and
•	23 states and the District of Columbia had weight-based taxes on moist snuff, ranging from $0.02 for cans weighing between 5/8 of an ounce and 1 5/8 ounces in Alabama to $2.02 per ounce in Maine.

During the first six months of 2017, 15 states proposed increases in their excise taxes on smokeless tobacco products, with such legislation failing in eight states and remaining pending, as of June 30, 2017, in seven states.

Vapor Products

As of June 30, 2017, six states and the District of Columbia imposed a tax on vapor products, such as e-cigarettes, as follows:  Minnesota, which taxes vapor products at the same rate as it taxes smokeless tobacco products (95% of the wholesale price); Louisiana,  North Carolina, Kansas and West Virginia, which tax vapor products at a per fluid milliliter rate of $0.05, $0.05, $0.20 and $0.075, respectively; and the District of Columbia and Pennsylvania, which tax vapor products at an ad valorem rate of 65% and 40%, respectively.  As part of the ballot initiative that was approved in California in November 2016, vapor products were taxed in that state at an ad valorem rate of 27.3% from April 1, 2017 to June 30, 2017.  Effective July 1, 2017, California’s ad valorem rate on vapor products increased to 65.08%.  California’s ad valorem rate on vapor products is subject to potential further adjustment on July 1 of each year. Further, during the first six months of 2017, 24 states proposed taxes on vapor products, including, in some cases, implementing a tax on a per fluid milliliter basis, taxing vapor products on the same basis as “other tobacco products” and, in other cases, taxing vapor products at a rate equivalent to cigarette excise taxes. Such legislation was adopted in one state, failed in 15 states, and, as of June 30, 2017, remained pending in eight states.

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

The FDA Tobacco Act grants the FDA the authority to impose broad additional restrictions. On a going forward basis, the FDA:

•	will require manufacturers to test ingredients and constituents identified by the FDA and disclose this information to the public;
•	will prohibit use of tobacco containing a pesticide chemical residue at a level greater than allowed under Federal law;
•	will establish “good manufacturing practices” to be followed at tobacco manufacturing facilities;
•	may place more severe restrictions on the advertising, marketing and sale of tobacco products; and
•	may require the reduction of nicotine and the reduction or elimination of other constituents, as further discussed below.

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

In addition to the potential regulation of menthol in cigarettes by the FDA, certain municipalities either have adopted, or are considering the adoption of, a ban on the sale of menthol cigarettes.  For instance, on June 27, 2017, the San Francisco Board of Supervisors unanimously voted to amend that city’s Health Code to prohibit tobacco retailers from selling flavored tobacco products, including flavored e-cigarettes and menthol cigarettes.  Use and possession of flavored tobacco products are not impacted by the ban.  The ordinance will go into effect on April 1, 2018.

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

The FDA has recognized that few, if any, e-cigarettes were on the market as of February 15, 2007, but thousands of such products (including RJR Vapor’s VUSE Digital Vapor Cigarette) subsequently have entered into commerce. To address this issue, the FDA established a compliance policy regarding the premarket review requirements for all newly deemed tobacco products that are not grandfathered products, but were on the market as of August 8, 2016.  The FDA will allow such products to remain on the market so long as the manufacturer has filed the appropriate Premarket Tobacco Product Application, referred to as a PMTA, application by a specific deadline.  The Final Rule established staggered initial compliance periods based on the expected complexity of the applications to be submitted.  On July 28, 2017, as part of FDA's announcement of a comprehensive regulatory plan for nicotine and tobacco, the FDA extended the deadline for submission of PMTAs for newly deemed products by several years. Applications for newly regulated combustible products, such as cigars and pipe tobacco, must be submitted by August 8, 2021.  PMTAs for non-combustible products, such as e-cigarettes, must be submitted by August 8, 2022. During the third quarter of 2016, and prior to August 8, 2016, RJR Vapor introduced into the market additional newly deemed tobacco products.

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

Pursuant to the revised FDA compliance policy, any product for which the appropriate PMTA has been timely filed may be marketed while the application is under review. For deemed products that were not on the market as of August 8, 2016, manufacturers must file the appropriate PMTA and obtain FDA clearance before marketing such product.

FDA Regulatory Plan for Nicotine

On July 28, 2017, the FDA announced its intent to develop a comprehensive plan for tobacco and nicotine regulation that recognizes the continuum of risk for nicotine delivery.  The FDA plans to publish an Advance Notice of Proposed Rulemaking, referred to as ANPRM, to seek public input regarding the potential health benefits and possible adverse effects of lowering the level of nicotine in cigarettes.  The ANPRM will request comments from interested stakeholders regarding the potential impact of a nicotine product standard on, among other things:

•	the likelihood that existing users of tobacco products will stop using cigarettes;
•	the likelihood that those who do not use tobacco products will start using such products; and
•	the illicit trade of cigarettes containing nicotine at levels higher than a non-addictive nicotine threshold.

In addition, the CTP will coordinate with the FDA Center for Drug Evaluation and Research regarding medicinal nicotine and other therapeutic products as party of an agency-wide nicotine framework.

As part of the comprehensive plan, the FDA also announced its intent to issue ANPRMs requesting public stakeholder input on the impact of flavors (including menthol) in increased initiation among youth and young adults as well as assisting adult smokers to switch to potentially less harmful forms of nicotine delivery; and the patterns of use and public health impact of premium cigars.

To balance regulation and the development of innovative tobacco products, the FDA issued the revised enforcement policy noted above for products recently brought under the FDA’s authority by the deeming regulation, extending the timelines for the submission of PMTAs for such products.  The FDA also noted its plans to develop product standards to protect against known public health risks such as issues with electronic nicotine delivery systems batteries and concerns about children’s exposure to liquid nicotine.

The FDA plans to develop foundational regulations to provide clarity and predictability to the tobacco product submission process, to include regulations outlining the information that the FDA expects to be provided in PMTAs, Modified Risk Tobacco Product applications, and substantial equivalence reports, as well as finalized guidance on PMTA reviews. Further, the FDA will evaluate whether its current plan to review the substantial equivalence reports for all provisional products is an effective use of its resources, or if the FDA could take a different approach that would free up resources and provide greater market clarity for manufacturers.

The FDA did not provide a timeline for publication for the ANPRM documents or the commencement of regulatory activities related to the comprehensive nicotine policy.

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
•

additional risks, contingencies and uncertainties associated with the BAT Merger that could have an adverse effect on the results of operations, cash flows and financial position of the combined company, including:

o	the failure to realize projected synergies and other benefits from the BAT Merger;
o	failure to promptly and effectively integrate RAI into BAT;
o	the effect of the BAT Merger on the ability to retain and hire key personnel, and maintain business relationships; and
o	the incurrence of significant post-transaction related costs in connection with the BAT Merger.

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

The table below provides information, as of June 30, 2017, about RAI’s financial instruments that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates for the years ending December 31:

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value(1)
Investments:
Variable-rate	$1,733	$—	$—	$—	$—	$—	$1,733	$1,733
Average interest rate	0.6%	—	—	—	—	—	0.6%	—
Debt:
Fixed-rate	$500	$1,250	$750	$1,521	$—	$8,929	$12,950	$14,725
Average interest rate(2)	2.3%	2.3%	8.1%	5.0%	—	5.3%	5.0%	—

(1)	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted fair values.
(2)	Based upon coupon interest rates for fixed-rate instruments.

RAI’s exposure to foreign currency transactions was not material to its results of operations for the six months ended June 30, 2017. RAI currently has no hedges for its exposure to foreign currency.

Item 4. Controls and Procedures

(a)

RAI’s chief executive officer and chief financial officer have concluded that RAI’s disclosure controls and procedures were effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures.

(b)

There have been no changes in RAI’s internal controls over financial reporting that occurred during the first six months of 2017 that have materially affected, or are reasonably likely to materially affect, RAI’s internal controls over financial reporting.

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

The following table summarizes RAI’s purchases of its common stock during the second quarter of 2017:

	Total Number of Shares Purchased [1,2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [3]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [4]
April 1 - 30, 2017	268,755	$63.68	268,755	$1,925
May 1 - 31, 2017	450,500	$65.06	311,190	$1,925
June 1 - 30, 2017	282,900	$66.31	282,900	$1,925
Second Quarter Total	1,002,155		862,845

[1]

During the second quarter of 2017, RAI repurchased and cancelled 136,910 shares of its common stock with respect to the tax liability associated with vesting of restricted stock unit grants under the Omnibus Plan. For equity-based benefit plan information, see notes 8 and 9 to condensed consolidated financial statements (unaudited).

[2]

During the second quarter of 2017, RAI repurchased and cancelled 2,400 shares of its common stock with respect to the tax liability associated with the issuance of shares under the Equity Incentive Award Plan for Directors of Reynolds American Inc.

[3]

During the second quarter of 2017, RAI repurchased and cancelled 862,845 shares of its common stock in accordance with the Governance Agreement. For additional information, see note 8 to condensed consolidated financial statements (unaudited).

[4]

During the second quarter of 2017, RAI did not repurchase any shares of its common stock under the Share Repurchase Program. For additional information, see note 8 to condensed consolidated financial statements (unaudited).

Item 6. Exhibits

Exhibit Number	Description

2.1

Amendment to Agreement and Plan of Merger, dated as of June 8, 2017, among British American Tobacco p.l.c., BATUS Holdings Inc., Flight Acquisition Corporation and Reynolds American Inc. (incorporated by reference to Exhibit 2.1 to Reynolds American Inc.’s Form 8-K dated June 8, 2017).

3.1	Amended and Restated Articles of Incorporation of Reynolds American Inc., dated July 25, 2017 (incorporated by reference to Exhibit 3.1 to Reynolds American Inc.’s Form 8-K dated July 25, 2017).

3.2	Second Amended and Restated Bylaws of Reynolds American Inc., dated July 25, 2017 (incorporated by reference to Exhibit 3.2 to Reynolds American Inc.’s Form 8-K dated July 25, 2017).

4.1

Fifth Supplemental Indenture, dated July 25, 2017, to Reynolds American Inc. Indenture dated May 31, 2006 (incorporated by reference to Exhibit 4.1 to Reynolds American Inc.’s Form 8-K dated July 25, 2017).

4.2

Sixth Supplemental Indenture, dated July 25, 2017, to Reynolds American Inc. Indenture dated May 31, 2006 (incorporated by reference to Exhibit 4.2 to Reynolds American Inc.’s Form 8-K dated July 25, 2017).

4.3

Ninth Supplemental Indenture, dated July 25, 2017, to R. J. Reynolds Tobacco Company Indenture dated June 23, 2009 (incorporated by reference to Exhibit 4.3 to Reynolds American Inc.’s Form 8-K dated July 25, 2017).

4.4

Guarantee Agreement of British American Tobacco p.l.c. dated July 25, 2017 related to the Ninth Supplemental Indenture dated July 25, 2017, to R. J. Reynolds Tobacco Company Indenture dated June 23, 2009 (incorporated by reference to Exhibit 4.4 to Reynolds American Inc.’s Form 8-K dated July 25, 2017).

10.1	Form of Retention Agreement between Reynolds American Inc. and the executive officer named therein (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated May 30, 2017).

10.2	Form of Severance Agreement between Reynolds American Inc. and the executive officer named therein (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated May 30, 2017).

10.3

Form of Transition Agreement between Reynolds American Inc. and the executive officer named therein (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated July 25, 2017).

31.1	Certification of Chief Executive Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

31.2	Certification of Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

32.1*

Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017,  pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

REYNOLDS AMERICAN INC. (Registrant)

Dated: August 1, 2017	/s/ Andrew D. Gilchrist
Andrew D. Gilchrist
Executive Vice President and Chief Financial Officer
(principal financial officer)